Form 10QSB
period 2006-06-30
CLEVELAND BIOLABS INC
filed 2006-08-25
CIK 1318641

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15 (d) Of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act 1934

For the transition period from              to              .

CLEVELAND BIOLABS, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	20-0077155
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

11000 Cedar Ave., Suite 290
CLEVELAND, OHIO 44106
(Address of principal executive offices and zip code)

(216) 229-2251
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☐    NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐   NO ☒

As of June 30, 2006 there were 6,557,932 shares of registrant’s Common Stock, $.005 par value, and 3,351,219 shares of Series A Preferred Stock outstanding.

Transitional Small Business Disclosure Format (Check One):  YES   ☐     NO   ☒

CLEVELAND BIOLABS INC
10-Q
08/25/2006

TABLE OF CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

ITEM 1:	Financial Statements

Balance Sheets as of June 30, 2006 and December 31, 2005		2

Statements of Operations For Three and Six Months Ended June 30,		4
2006 and 2005 and Period from Inception (June 5, 2003) to
June 30, 2006

Statements of Cash Flows For Six Months Ended June 30, 2006 and 2005		5
and Period from Inception (June 5, 2003) to June 30, 2006

Statement of Stockholders' Equity from Inception (June 5, 2003) to		6
June 30, 2006

Notes to Condensed Consolidated Financial Statements		8

ITEM 2:	Management’s Discussion and Analysis of Financial	14
Conditions and Results of Operations

ITEM 3:	Controls and Procedures	22

PART II - OTHER INFORMATION

ITEM 1:	Legal Proceedings	23

ITEM 2:	Unregistered Sales of Equity Securities and Use	23
	of Proceeds

ITEM 3:	Defaults Upon Senior Securities	23

ITEM 4:	Submission of Matters to a Vote of Securities Holders	23

ITEM 5:	Other Information	23
ITEM 6:	Exhibits	23

Signatures		24

CLEVELAND BIOLABS, INC.

BALANCE SHEETS

June 30, 2006 (unaudited) and December 31, 2005

	June 30	December 31
	2006	2005
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$2,144	$1,206,462
Short-term investments	1,386,101	2,382,190
Accounts receivable:
Trade	-	-
Interest	6,099	37,035
Prepaid expenses - IPO	523,040	210,987
Other prepaid expenses	9,693	12,249
Deferred compensation	1,129	5,134
Total current assets	1,928,206	3,854,057

EQUIPMENT
Computer equipment	110,433	91,788
Lab equipment	315,235	225,997
Furniture	56,693	40,158
	482,361	357,943
Less accumulated depreciation	90,772	47,080
	391,589	310,863

OTHER ASSETS
Deferred compensation	188	752
Intellectual Property	89,897	76,357
Deposits	13,792	11,304
	103,877	88,413

TOTAL ASSETS	$2,423,672	$4,253,333

CLEVELAND BIOLABS, INC.

BALANCE SHEETS

June 30, 2006 (unaudited) and December 31, 2005

	June 30	December 31
	2006	2005
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$500,473	$264,783
Deferred revenue	121,403	100,293
Accrued expenses	42,244	28,579
Total current liabilities	664,121	393,655

LONG-TERM LIABILITIES
Convertible notes payable	312,015	303,074
Milestone payable	50,000	-
Total long-term liabilities	362,015	303,074

STOCKHOLDERS' EQUITY
Series A convertible preferred stock, $.005 par value
Authorized - 10,000,000 shares
Issued and outstanding 3,351,219 and 3,051,219	16,756	15,256
shares at June 30, 2006 and December 31, 2005, respectively
Additional paid-in capital	5,291,385	4,932,885
Unissued shares - preferred stock	-	360,000
Common stock, $.005 par value	32,790	31,984
Authorized - 40,000,000 shares
Issued and outstanding 6,557,932 and 6,396,801
shares at June 30, 2006 and December 31, 2005, respectively
Additional paid-in capital	3,969,089	3,338,020
Unissued shares - common stock	-	81,125
Accumulated other comprehensive income (loss)	(13,899)	(17,810)
Accumulated deficit during the development stage	(7,898,584)	(5,184,856)
Total stockholders' equity	1,397,536	3,556,604

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,423,672	$4,253,333

CLEVELAND BIOLABS, INC.

STATEMENT OF OPERATIONS

Three Months and Six Months Ending June 30, 2006 and 2005 (unaudited)

	Three Months Ended		Six Months Ended		Cumulative During
					Development Stage
	June 30	June 30	June 30	June 30	(June 5, 2003 -
	2006	2005	2006	2005	June 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited))
REVENUES
Grant	$554,996	$66,668	$1,008,420	$178,656	$2,539,317
Service	20,000	10,525	145,000	19,275	464,275
	574,996	77,193	1,153,420	197,931	3,003,592

OPERATING EXPENSES
Research and Development	1,558,117	417,794	3,060,480	660,587	8,736,946
Selling, general and administrative	305,782	208,151	658,681	371,680	1,976,557
Total operating expenses	1,863,899	625,945	3,719,161	1,032,267	10,713,503

LOSS FROM OPERATIONS	(1,288,903)	(548,752)	(2,565,741)	(834,336)	(7,709,911)

OTHER INCOME
Interest Income	15,390	40,198	44,529	46,637	164,288

OTHER EXPENSE
Interest Expense	4,495	4,241	8,941	9,271	30,953

NET LOSS	$(1,278,008)	$(512,795)	$(2,530,153)	$(796,970)	$(7,576,576)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(98,644)	(91,286)	(162,800)	(107,336)	(449,743)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,376,652)	$(604,080)	$(2,692,953)	$(904,306)	$(8,026,319)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS
PER SHARE OF COMMON STOCK - BASIC AND
DILUTED	$(0.21)	$(0.10)	$(0.41)	$(0.15)

WEIGHTED AVERAGE NUMBER OF SHARES USED
IN CALCULATING NET LOSS PER SHARE, BASIC AND
DILUTED	6,544,150	6,268,000	6,519,913	6,143,484
(AFTER RETROACTIVE 596 TO 1 STOCK SPLIT)

CLEVELAND BIOLABS, INC.

STATEMENTS OF CASH FLOWS

Six Months Ending June 30, 2006 and 2005 (unaudited)
Period From June 5, 2003 to June 30, 2006 (unaudited) and December 31, 2005

			Cumulative During
			Development Stage
	June 30	June 30	(June 5, 2003 -
	2006	2005	June 30, 2006)
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,530,153)	$(796,970)	$(7,576,575)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	43,692	11,665	90,772
Noncash interest expense	8,941	6,832	30,953
Noncash salaries and consulting expense	367,197	-	804,508
Deferred compensation	4,569	(165,000)	28,320
Research and development	-	-	2,256,067
Changes in operating assets and liabilities:
Accounts receivable - trade	-	175,013	-
Accounts receivable - interest	13,798	-	(6,099)
Other prepaid expenses	2,556	(46,136)	(9,693)
Deposits	(2,488)	(4,501)	(13,792)
Accounts payable	235,690	10,511	500,473
Deferred revenue	21,110	-	121,403
Accrued expenses	13,666	(32,504)	42,244
Milestone payable	50,000	-	50,000
Total adjustments	758,731	(44,120)	3,895,156
Net cash used in operating activities	$(1,771,422)	$(841,090)	$(3,681,419)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale (purchase) of short-term investments	1,000,000	-	(1,400,000)
Purchase of equipment	(124,418)	(264,799)	(482,361)
Costs of patents pending	(13,540)	-	(89,897)
Net cash provided by (used in) investing activities	$862,042	$(264,799)	$(1,972,258)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock	-	6,000,000	6,000,000
Financing costs	(312,053)	(109,329)	(727,675)
Dividends	(23)	-	(54)
Issuance of common stock	-	-	50
Proceeds from convertible notes payable	-	(50,000)	383,500
Net cash provided by (used in) financing activities	$(312,076)	$5,840,671	$5,655,821

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(1,221,456)	4,734,782	2,144

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,223,600	94,741	-

CASH AND EQUIVALENTS AT END OF PERIOD	$2,144	$4,829,523	$2,144

			Cumulative During
			Development Stage
	June 30	June 30	(June 5, 2003 -
	2006	2005	June 30, 2006)
	(unaudited)	(unaudited)	(unaudited)
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the year for income taxes	$-	$-	$-

Supplemental schedule of noncash financing activities:
Issuance of stock options to employees and consultants	$367,197	$-	$685,708
Issuance of common stock dividend to preferred shareholders	$183,552	$-	$321,954
Common stock issued as financing fees on issuance of preferred shares	$-	$589,662	$589,662
Conversion of notes payable and accrued interest to preferred stock	$-	$102,438	$102,438
Exercise of stock options into common shares	$-	$-	$119,200

CLEVELAND BIOLABS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

Period From June 5, 2003 (Date of Inception) to December 31, 2005 and to June 30, 2006 (unaudited)

	Stockholders' Equity

	Common Stock

			Additional
			Paid-in	Penalty
	Shares	Amount	Capital	Shares

Balance at June 5, 2003	-	$-	$-	$-

Issuance of shares	3,993,200	19,966	5,034	-

Net loss	-	-	-	-

Balance at December 31, 2003	3,993,200	19,966	5,034	-

Issuance of shares	1,966,800	9,834	2,250,920	-

Net loss	-	-	-	-

Balance at December 31, 2004	5,960,000	29,800	2,255,954	-

Issuance of shares - Series A financing	308,000	1,540	588,122	-

Issuance of shares - stock dividend	69,201	346	138,056	-

Issuance of options (383,840 options issued,			318,111
324,240 outstanding)

Exercise of options (59,600 options exercised)	59,600	298	118,902	-

Unrealized loss on investments			-	-

Accrue unissued shares	-	-	(81,125)	81,125

Net loss	-	-	-	-

Balance at December 31, 2005	6,396,801	31,984	3,338,020	81,125

Issuance of shares - previously accrued penalty shares (unaudited)	54,060	270	80,855	(81,125)

Issuance of shares - stock dividend (unaudited)	91,776	459	183,093	-

Issue penalty shares (unaudited)	15,295	76	(76)	-

Compensation for stock options (unaudited)	-	-	367,197	-

Unrealized loss on investments (unaudited)	-	-	-	-

Net loss (unaudited)	-	-	-	-

Balance at June 30, 2006 (unaudited)	6,557,932	$32,790	$3,969,089	$-

CLEVELAND BIOLABS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

Period From June 5, 2003 (Date of Inception) to December 31, 2005 and to June 30, 2006 (unaudited)

	Preferred Stock

			Additional		Other
			Paid-in	Penalty	Comprehensive	Accumulated
	Shares	Amount	Capital	Shares	Loss	Deficit

Balance at June 5, 2003	-	$-	$-	$-	$-	$-

Issuance of shares	-	-	-	-	-	-

Net loss	-	-	-	-	-	(136,826)

Balance at December 31, 2003	-	-	-	-	-	(136,826)

Issuance of shares	-	-	-	-	-	-

Net loss	-	-	-	-	-	(2,523,142)

Balance at December 31, 2004	-	-	-	-	-	(2,659,968)

Issuance of shares - Series A financing	3,051,219	15,256	5,292,885	-	-	-

Issuance of shares - stock dividend	-	-	-	-	-	(138,433)

Issuance of options (383,840 options issued, 324,240 outstanding)

Exercise of options (59,600 options exercised)	-	-	-	-	-	-

Unrealized loss on investments	-	-	-	-	(17,810)	-

Accrue unissued shares			(360,000)	360,000	-	-

Net loss	-	-	-	-	-	(2,386,455)

Balance at December 31, 2005	3,051,219	15,256	4,932,885	360,000	(17,810)	(5,184,856)

Issuance of shares - previously accrued penalty shares (unaudited)	240,000	1,200	358,800	(360,000)	-	-

Issuance of shares - stock dividend (unaudited)	-	-	-	-	-	(183,575)

Issue penalty shares (unaudited)	60,000	300	(300)	-	-	-

Compensation for stock options (unaudited)	-	-	-	-	-	-

Unrealized loss on investments (unaudited)	-	-	-	-	3,911	-

Net loss (unaudited)	-	-	-	-	-	(2,530,153)

Balance at June 30, 2006 (unaudited)	3,351,219	$16,756	$5,291,385	$-	$(13,899)	$(7,898,584)

CLEVELAND BIOLABS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

A.
Basis of the Information - The information at June 30, 2006 and June 30, 2005, and for the quarter ended and six-month period ended June 30, 2006 and June 30, 2005, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with Cleveland BioLabs, Inc.’s (“CBL” or the “Company”) audited financial statements for the year ended December 31, 2005, which was contained in the Company’s Form SB-2 with the United States Securities and Exchange Commission.

B.
Use of Estimates - The preparation of these unaudited financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under these circumstances. Actual results could differ from those estimates.

C.
Equipment - Equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally five years) using the straight-line method. Leasehold improvements are depreciated on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Major expenditures for renewals and betterments are capitalized and depreciated. Depreciation expense was $23,451 and $10,018 for the quarters ended June 30, 2006 and 2005, respectively. Depreciation expense was $43,692 and $11,665 for the six months ended June 30, 2006 and 2005, respectively.

D.
Intellectual Property - As a result of ongoing research and development efforts, there have been additional capitalized costs since December 31, 2005 associated with the preparation, filing, and maintenance of certain intellectual property rights. Gross capitalized patents pending costs are $80,838 on behalf of the Cleveland Clinic Foundation (“CCF”) for 12 patent applications as of June 30, 2006. All of the 12 CCF patent applications are still pending approval. The Company also has submitted two patent applications as a result of intellectual property exclusively developed and owned by the Company. Gross capitalized patents pending costs were $9,059 for the two patent applications as of June 30, 2006. These patent applications are still pending approval. If these patent applications are approved, costs paid by the Company associated with the preparation, filing, and maintenance of the patents will be amortized on a straight-line basis over the shorter of 17 years or the anticipated useful life of the patent. If the patent applications are not approved, the costs associated with the preparation and filing of the patent application will be expensed as part of selling, general and administrative expenses at that time.

E.
Working Capital Line of Credit - To more effectively match short-term investment maturities with cash flow requirements, the Company has obtained a working capital line of credit which is fully secured by the short-term investments. This fully secured working capital line of credit has a rate of Prime minus 1%, a maturity of one year, and a borrowing limit of $500,000. At June 30, 2006 there were no outstanding borrowings under this credit facility.

F.
Stock-Based Compensation - The FASB issued SFAS No. 123 (revised December 2004), Share Based Payment, which is a revision of SFAS No. 123 Accounting for Stock-Based Compensation. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The Company values employee stock based compensation under the provisions of SFAS 123(R) and related interpretations.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect the Company’s experience. Compensation expense is recognized using the straight-line amortization method for all stock-based awards.

On March 1, 2006, the Company granted 116,750 options pursuant to stock award agreements. For the quarter ended June 30, 2006 the company recognized $117,939 in compensation expense and $16,226 in consulting expense for options issued in 2006 and in 2005. For the six-months ended June 30, 2006 the Company recognized $367,197 in compensation and consulting expense for options issued in 2006 and 2005.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuations models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options.

The weighted average, estimated fair values of stock options granted during the six-month period ended June 30, 2006 was $4.50.

The following tables summarize the stock option activity for the six-months ended June 30, 2006 and 2005.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price per	Contractual Term
	Options	Share	(in Years)

Outstanding, December 31, 2005	324,240	$0.82
Granted, March 1, 2006	116,750	4.50
Exercised	-	-
Forfeited, Canceled	-	-
Outstanding, June 30, 2006	440,990	1.79	9.19
Exercisable, June 30, 2006	195,058	$1.87	9.10

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price per	Contractual Term
	Options	Share	(in Years)

Outstanding, December 31, 2004	-	$-
Granted	10,000	3.00
Exercised	-	-
Forfeited, Canceled	-	-
Outstanding, June 30, 2005	10,000	$3.00	9.67
Exercisable June 30, 2005	5,000	$3.00	9.67

Note 2. Stock Transactions

As a condition of the issuance of the Series A preferred stock in March 2005, a provision exists that all holders of Series A preferred stock will receive an additional 2% of all preferred stock, common stock and warrants that each Series A preferred stockholder owns for each 30 day period that a delay occurs in a required transaction. These penalty shares are not subject to compounding and prorating based on the number of days of delay. They are earned at the end of each 30-day penalty period. For the first quarter of 2006, one penalty period occurred in which 60,000 shares of Series A preferred stock were earned at $120,000. In addition, 13,515 shares of common stock were earned at $27,030. The penalty shares were issued in January 2006.

Pursuant to an Amendment to the Series A Rights Agreement, dated as of February 17, 2006, the Company’s obligation to issue penalty shares was suspended for a period of 70 days, subject to a one-time 45-day extension, while the Company’s registration statement was being reviewed by the SEC.

On June 21, 2006, after the expiration of the 115-day extension and an additional 30-day period, the Company incurred one additional penalty period in which 60,000 shares of Series A preferred stock were earned at $120,000. In addition, 15,295 shares of common stock were earned at $30,590. These penalty shares have been earned and issued as of June 30, 2006.

On February 1, 2006, the Company paid a common stock dividend of 91,776 shares to holders of the Preferred Stock issuance to satisfy the dividend requirement of the preferred stock issuance.

Note 3.  Net Loss per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share:

	Quarter Ended	Quarter Ended	Six-Months Ended	Six-Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Net loss available to common shareholders	$(1,376,652)	$(604,080)	$(2,692,953)	$(904,306)

Net loss per share, basic and diluted	$(.21)	$(.10)	$(.41)	$(.15)

Weighted-average shares used in computing	6,544,150	6,268,000	6,519,913	6,143,484

The Company has included $98,644 and $91,286 in the numerator for the quarter ended June 30, 2006 and 2005, respectively, to account for cumulative dividends for Series A preferred stock that were either paid or accrued throughout the period. The Company has included $162,484 and $107,336 in the numerator for the six months ended June 30, 2006 and 2005, respectively, to account for cumulative dividends that were either paid or accrued throughout the period.

The Company has excluded all outstanding warrants, options, and shares of Series A preferred stock from the calculation of diluted net loss per share because all such securities are antidilutive for all applicable periods presented. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for warrants, was 594,424 for the six months and quarter ended June 30, 2006 and 2005. Such securities, had they been dilutive, would have been included in the computation of diluted earnings per share.

The total number of shares excluded from the calculations of diluted net loss per share, prior to the application of the treasury stock method for options, was 440,990 and 10,000 for the six-months and quarter ended June 30, 2006 and 2005, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted earnings per share.

Note 4. Commitments and Contingencies

The Company has entered into various agreements with third parties and certain related parties in connection with the research and development activities of its existing product candidates as well as discovery efforts on potential new product candidates. These agreements include costs for research and development and license agreements that represent the Company’s fixed obligations payable to sponsor research and minimum royalty payments for licensed patents. These amounts do not include any additional amounts that the Company may be required to pay under its license agreements upon the achievement of scientific, regulatory and commercial milestones that may become payable depending on the progress of scientific development and regulatory approvals, including milestones such as the submission of an investigational new drug application to the U.S. Food and Drug Administration, or FDA, similar submissions to foreign regulatory authorities and the first commercial sale of the Company’s products in various countries. These agreements include costs related to manufacturing, clinical trials and preclinical studies performed by third parties.

 The Company is also party to a number of agreements that require it to make milestone payments, royalties on net sales of the Company’s products and payments on sublicense income received by the Company.

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues for liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. For all periods presented, the Company is not a party to any pending material litigation or other material legal proceedings.

The Company currently has operating lease commitments in place for facilities in Cleveland, Ohio and Chicago, Illinois as well as office equipment. The Company recognizes rent expense on a straight-line basis over the term of the related operating leases. The operating lease expenses recognized were $112,967 and $18,900 in 2005 and 2004, respectively. The Company recognized $39,216 and $13,758 in operating lease expenses for the quarter ended June 30, 2006 and 2005 and $71,836 and $22,098 for the six months ended June 30, 2006 and 2005, respectively.

Annual future minimum lease payments under present lease commitments are as follows as of June 30, 2006. These future minimum payments have not been adjusted to reflect an inflation adjustment included into the lease for the Cleveland facilities based on the Gross Domestic Product Price Deflator.

Operating Leases

2006 balance of year	$78,453
2007	115,901
2008	39,982
2009 and Beyond	—
$234,336

The Company has entered into stock option agreements with key employees and consultants with exercise prices ranging from $0.00 to $4.50. These awards were approved by the Board of Directors. Option grants beginning in 2005 vest ratably over periods ranging from zero to three years. The options expire ten years from the date of grant, subject to the terms applicable in the agreement. A list of the total stock options awarded and exercised appears below:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2003	—	N/A
Granted	—	N/A
Exercised	—	N/A
Forfeited	—	N/A
Outstanding at December 31, 2004	—	N/A
Granted	383,840	$0.69
Exercised	59,600	N/A
Forfeited	—	N/A
Outstanding at December 31, 2005	324,240	$0.82
Granted	116,750	$4.50
Exercised	—	N/A
Forfeited	—	N/A
Outstanding at June 30, 2006	440,990	$1.79

The number of options and weighted average exercise price of options fully vested and exercisable for the years ending December 31, 2005, 2004, and 2003 were 83,560, 0 and 0 options at $0.88, $0 and $0 respectively. A table showing the number of options outstanding and exercisable (fully vested) appears below:

	Outstanding		Exercisable
Exercise Price	Number of Options	Weighted Average Years to Expiration	Number of Options

$0.66	190,000	9.00	95,000
0.67	104,240	9.00	52,120
2.00	20,000	9.42	8,750
3.00	10,000	8.67	10,000
4.50	116,750	9.67	29,188
Total	440,990	9.19	195,058

The Company has entered into employment agreements with four key executives who if terminated by the Company without cause as described in these agreements, would be entitled to severance pay.

While no legal actions are currently pending, the Company may be party to certain claims brought against it arising from certain contractual matters. It is not possible to state the ultimate liability, if any, in these matters. In management’s opinion, the ultimate resolution of any such claim will not have a material adverse effect on the financial position of the Company.

Note 5. Subsequent Events

On July 17, 2006, the Company was notified of a Phase II grant award of $750,000 from the National Institutes of Health to continue research in the area of anticancer drug development.

On July 20, 2006, the Company sold 1,700,000 shares of common stock under an initial public offering at $6.00 per share. The net proceeds from this offering are approximately $9,000,000. Beginning July 21, 2006, the Company’s shares were quoted on the Nasdaq Capital Market and listed on the Boston Stock Exchange under the symbols “CBLI” and “CFB” respectively. The underwriters have a 45-day option to purchase up to an additional 255,000 shares from the Company at the initial public offering price less the underwriting discount. In connection with its initial public offering, the Company issued warrants to purchase 170,000 shares of common stock to the underwriters and their designees. The warrants have an exercise price of $8.70 per share.

On July 20, 2006, the effective date of the Company’s initial public offering, the Company issued 92,407 shares of common stock as accumulated dividends to the Series A preferred stockholders, issued 124,206 shares of common stock upon the automatic conversion notes in the principal amount of $283,500 plus accrued interest, and issued options to purchase 15,000 shares of common stock with an exercise price of $6.00 per share to each of the Company’s three new independent directors.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations and other portions of this filing contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, results of our R&D efforts and clinical trials, product demand, market acceptance and other factors discussed in this filing under the heading “Risk Factors”. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing.

Overview

We were formed in June 2003 as a development-stage company engaged in drug discovery. We have devoted substantially all of our resources to the identification, development and commercialization of new types of drugs for protection of normal tissue from exposure to radiation and other stresses, such as toxic chemicals and for cancer treatment. Our initial target is to develop a drug to protect humans from the effects of exposure to radiation, whether as a result of military or terrorist acts or as a result of a nuclear accident. Recent acts of terrorism and the proliferation of nuclear weapons programs in rogue states have created a more immediate demand for further research and development in this area. Other potential applications of our drug candidates include reducing the side effects of cancer treatment as well as killing tumor cells.

Our development efforts are based on discoveries made in connection with the investigation of the cell-level process known as apoptosis. Apoptosis is a highly specific and tightly regulated form of cell death that can occur in response to external events such as exposure to radiation or toxic chemicals or to internal stresses. Apoptosis is a major determinant of tissue damage caused by a variety of medical conditions including cerebral stroke, heart attack or acute renal failure. Conversely, however, apoptosis also is an important protective mechanism that allows the body to shed itself of defective cells, which otherwise can cause cancerous growth.

Research has demonstrated that apoptosis is sometimes suppressed naturally. For example, most cancer cells develop resistance to apoptotic death caused by drugs or natural defenses of the human body. Our research is geared towards identifying the means by which apoptosis can be affected and manipulated depending on the need.

If the need is to protect healthy tissues against an external event such as exposure to nuclear radiation, we attempt to suppress apoptosis in those healthy tissues thereby imitating the apoptotic-resistant tendencies displayed by cancer cells. A drug with this effect would also be useful in ameliorating the often severe side effects of anticancer drugs and radiation that cause collateral damage to healthy tissues during cancer treatment. Because the severe side effects of anticancer drugs and radiation often limit their dosage in cancer patients, an apoptosis suppressant drug may enable a more aggressive treatment regimen using anticancer drugs and radiation and thereby increase their effectiveness.

On the other hand, if the need is to kill cancerous cells, we attempt to restore apoptotic mechanisms that are suppressed in tumors so that those cancerous cells will once again become vulnerable to apoptotic death. In this regard, we believe that our drug candidates could be vital to the treatment of cancer patients.

Through our research and development, or R&D, and our strategic partnerships, we have established a technological foundation for the development of new pharmaceuticals and their rapid preclinical evaluation. We have acquired rights to develop and commercialize the following prospective drugs:

•
Protectans are modified proteins of microbes and tumors that protect cells from apoptosis, and which therefore have a broad spectrum of potential applications. These potential applications include both non-medical applications such as protection from exposure to radiation, whether as a result of military or terrorist action or as a result of a nuclear accident, as well as medical applications such as reducing cancer treatment side effects.

•
Curaxins are small molecules designed to kill tumor cells by simultaneously targeting two regulators of apoptosis. Initial test results indicate that curaxins can be effective against a number of malignancies, including renal cell carcinoma, or RCC (a highly fatal form of kidney cancer), soft-tissue sarcoma and hormone refractory prostate cancer.

Our R&D efforts are supported by agreements with our institutional founders, the Cleveland Clinic Foundation and ChemBridge Corporation. In September 2003, we started our operations funded by a R&D contract from the Cleveland Clinic employing two research scientists. At the same time, our management team started our fund-raising efforts, which generated funding from NASA, NIH and DARPA. This funding, along with equity financing, allowed us to build a team consisting of 24 employees and several consultants and independent contractors as of June 30, 2006. More grants followed, including a $1,500,000 NIH R01 grant, bringing the total number of grant commitments awarded to CBL to 10 totaling $2,745,000 as of June 30, 2006. We also received $20,000 as a subcontractor relating to a NIH grant to System Biosciences, LLC.

An exclusive license from the Cleveland Clinic serves as a foundation for our intellectual property. As a result of this license, we have filed, on the Cleveland Clinic’s behalf, 12 patent applications covering new classes of anticancer and radiation-protecting compounds, their utility and mode of action. The relationship with ChemBridge has provided us with a 180,000 compound library to use in our high-throughput screening facility. Access to these compounds provides our scientists with a valuable resource to assist them in generating highly-promising hits against critically important cancer targets.

We secured a $6,000,000 investment via a private placement of Series A Preferred Stock in March 2005. Such investment, together with grants we have received, has supported our R&D activities to date. We are actively seeking new grants and co-development contacts with premier pharmaceutical partners to support further development of other promising leads resulting from our R&D program.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, expenses and other reported disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances.

The notes to our financial statements include disclosure of our significant accounting policies. While all decisions regarding accounting policies are important, we believe that the following policies could be considered critical.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition”. Our revenue sources consist of government grants, government contracts and commercial development contracts.

Grant revenue is recognized in two different methods depending on the type of grant. Cost reimbursement grants require us to submit proof of costs incurred that are invoiced by us to the government agency, which then pays the invoice. In this case, grant revenue is recognized at the time of submitting the invoice to the government agency. Fixed-cost grants require no proof of costs and are paid as a request for payment is submitted for expenses.

The grant revenue under these fixed cost grants is recognized using a percentage-of-completion method, which uses assumptions and estimates. These assumptions and estimates are developed in coordination with the principal investigator performing the work under the government fixed-cost grants to determine key milestones, expenses incurred, and deliverables to perform a percentage-of-completion analysis to ensure that revenue is appropriately recognized. Critical estimates involved in this process include total costs incurred and anticipated to be incurred during the remaining life of the grant.

Government contract revenue is recognized periodically upon delivery of an invoice for allowable R&D expenses according to the terms of the contract. Commercial development revenues are recognized when the service or development is delivered.

R&D Expenses

R&D costs are expensed as incurred. These expenses consist primarily of our proprietary R&D efforts, including salaries and related expenses for personnel, costs of materials used in our R&D, costs of facilities and the legal costs of pursuing patent protection of our intellectual property, as well as costs incurred in connection with our third-party collaboration efforts. Pre-approved milestone payments made by us to third parties under contracted R&D arrangements are expensed when the specific milestone has been achieved. To date, no milestone payments have been made, although $50,000 has been accrued as of June 30, 2006 for milestone payments relating to the filing of an IND for Curaxin CBLC102. Once a drug receives regulatory approval, we will record any subsequent milestone payments in identifiable intangible assets, less accumulated amortization, and amortize them evenly over the remaining agreement term or the expected drug life cycle, whichever is shorter. We expect our R&D expenses to increase as we continue to develop our drug candidates.

Intellectual Property Related Costs

We capitalize costs associated with the preparation, filing and maintenance of our intellectual property rights. Capitalized intellectual property is reviewed annually for impairment. If a patent application is approved, costs paid by us associated with the preparation, filing and maintenance of the patent will be amortized on a straight line basis over the shorter of 17 years or the anticipated useful life of the patent. If the patent application is not approved, costs paid by us associated with the preparation, filing and maintenance of the patent will be expensed as part of selling, general and administrative expenses at that time.

We have capitalized $76,357 in expenditures associated with the preparation, filing and maintenance of certain of our patents, which we incurred during the year ended December 31, 2005. For the six months ending June 30, 2006, we capitalized an additional $13,540 relating to these costs, totaling $89,897. These costs previously were expensed in selling, general and administrative expenses through December 31, 2004. For the periods ending December 31, 2004 and December 31, 2003, these costs were $49,275 and $21,690, respectively.

Stock-based Compensation

We value stock-based compensation pursuant to the provisions of SFAS 123(R). Accordingly, effective January 1, 2005, all stock-based compensation, including grants of employee stock options, are recognized in the statement of operations based on their fair values. We accounted for all stock options through the use of the Black-Scholes model.

Results of Operations

Our operating results for the past three fiscal years have been nominal. The following table sets forth our statement of operations data for the period from June 5, 2003 (inception) to December 31, 2003, the year ended December 31, 2004, the year ended December 31, 2005, the six months ended June 30, 2006 and June 30, 2005, and the quarter ended June 30, 2006 and June 30, 2005, and should be read in conjunction with our financial statements and the related notes appearing elsewhere in this filing.

	Quarter Ended June 30,2006	Quarter Ended June 30,2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Year Ended December 31, 2005	Year Ended December 31, 2004	Period from June 5, 2003 (Inception) to December 31, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$574,996	$77,193	$1,153,420	$197,931	$1,138,831	$636,341	$75,000
Operating expenses	$1,863,899	625,945	3,719,161	1,032,267	3,626,664	3,155,784	211,894
Net interest expense (income)	$(10,895)	(35,957)	(35,588)	(37,366)	(101,378)	3,699	(68)
Net income (loss)	$(1,278,008)	$(512,795)	$(2,530,153)	$(796,970)	$(2,386,455)	$(2,523,142)	$(136,826)

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenue

Revenue increased from $197,931 for the six months ended June 30, 2005 to $1,153,420 for the six months ended June 30, 2006 representing an increase of $955,489 or 483% resulting primarily from an increase in proceeds from the $1,500,000 BioShield grant. The proceeds from the BioShield grant were $941,890 for the six months ended June 30, 2006 as compared to $178,656 for all grant proceeds for the six months ended June 30, 2005. Also, we realized $145,000 for the six months ended June 30, 2006 through a commercial contract with Peprotech Inc. to develop chemical compounds compared to $19,275 for the six months ended June 30, 2005.

See the table below for further details regarding the sources of our grant and government contract revenue:

Agency	Program	Amount	Period of Performance	Revenue 2006 (thru June 30)	Revenue 2005 (thru June 30)	Revenue 2005	Revenue 2004
				(unaudited)	(unaudited)
NASA	Phase I NASA SBIR program	$70,000	01/2004-06/2004	—	—	—	$69,925
NIH	Phase I NIH SBIR program	$100,000	08/2004-04/2005	—	$49,998	$49,998	$49,750
NIH	NIH SBIR Contract, Topic 186	$100,000	09/2004-03/2005	—	—	—	$99,993
NIH	Phase I NIH STTR program	$100,000	08/2004-04/2005	—	—	—	$99,990
DARPA	DARPA, program BAA04-12	$475,000	11/2004-08/2005	—	$78,658	$283,185	$191,683
NIH	Phase I NIH SBIR program	$100,000	06/2005-01/2006	—	$50,000	$100,000	$—
NIH	BioShield program (NIAID)	$1,500,000	07/2005-01/2007	$941,890	—	$399,707	$—
NIH	Phase I NIH SBIR program	$100,000	08/2005-01/2006	$33,334	—	$66,666	$—
NIH	Phase I NIH SBIR program	$100,000	09/2005-02/2006	—	—	$100,000	$—
NASA	Phase I NASA STTR program	$100,000	01/2006-01/2007	$33,196	—	$—	$—
			Totals	$1,008,420	$178,656	$999,556	$531,341

We anticipate our revenue over the next year to be derived mainly from grants. In addition, it is common in our industry for companies to enter into licensing agreements with large pharmaceutical companies. To the extent we enter into such licensing arrangements, we will receive additional revenue from licensing fees.

Operating Expenses

Operating expenses have historically consisted of costs relating to R&D and selling, general and administrative expenses, which include fees and expenses associated with patent applications. R&D expenses have consisted mainly of supporting our R&D team, process development, sponsored research at the Cleveland Clinic and consulting fees. Selling, general and administrative expenses include all corporate and administrative functions that serve to support our current and future operations while also providing an infrastructure to support future growth. Major items in this category include management and staff salaries, rent/leases, professional services and travel-related expenses. We expect these expenses to increase as a result of increased legal and accounting fees anticipated in connection with our compliance with ongoing reporting and accounting requirements of the SEC and to the extent that we expand our business.

Operating expenses increased from $1,032,267 for the six months ended June 30, 2005 to $3,719,161 for the six months ended June 30, 2006. This represents an increase of $2,686,894 or 260%. This increase resulted primarily from an increase in R&D expenses from $660,587 for the six months ended June 30, 2005 to $3,060,480 for the six months ended June 30, 2006. In addition, higher general and administrative expenses were incurred as a result of creating and improving the infrastructure of the company.

Until we introduce a product to the market, expenses in the categories mentioned above will be the largest factor in our income statement.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue

Revenue increased from $636,341 for the year ended December 31, 2004 to $1,138,831 for the year ended December 31, 2005 representing an increase of $502,490 or 79.0%. This increase is primarily due to the increase from grants and contracts received through various government agencies including DARPA (Army) and NIH during 2005. Grant and contract revenue increased from $531,341 for the year ended December 31, 2004 to $999,556 for the year ended December 31, 2005 representing an increase of $468,216 or 88.1%.

Revenue from other sources for the years ended December 31, 2005 and 2004 was $139,275 and $105,000 respectively. Other revenue in 2005 was earned solely through our commercial agreement with Peprotech, Inc. Other revenue in 2004 was earned from high throughput screening services for the Cleveland Clinic.

Operating Expenses

Operating expenses increased from $3,155,784 for the year ended December 31, 2004 to $3,626,664 for the year ended December 31, 2005. This represents an increase of $470,880 or 14.9%. Of the $3,155,784 in operating expenses for the year ended December 31, 2004, $2,250,000 represents a non-cash expense regarding the valuation of 2,250 pre-stock split shares issued to the Cleveland Clinic in exchange for use of their licenses and technologies. Excluding this one-time, non-cash transaction, operating expenses increased from $905,784 for the year ended December 31, 2004 to $3,626,664 for the year ended December 31, 2005. This represents an increase of $2,720,880 or 300.4%. This increase resulted primarily from an increase in R&D expenses from $642,967 for the year ended December 31, 2004 (excluding the $2,250,000 one-time, non cash transaction) to $2,640,240 for the year ended December 31, 2005 incurred to service the above referenced operating revenue as well as for R&D expenses for internal projects. Research expenditures increased over time in 2004 reflecting our growth from two scientists at the beginning of the year to six scientists by year-end as compared to 2005 when there were 16 scientists at year-end. Research costs totaled $1,782,155 for 2005 and $471,195 in 2004 excluding the one-time, non-cash transaction with the Cleveland Clinic. Development activities did not begin until July 2005 and totaled $546,252 in 2005. In addition, selling, general and administrative expenses of $851,319 were incurred in 2005 versus $434,450 in 2004 as a result of creating and improving our infrastructure as we moved into larger lab facilities in May 2005. Accounting and auditing fees also increased to $70,667 in 2005 from $2,246 in 2004 as we raised equity capital in March 2005 and began plans for our initial public offering.

Year Ended December 31, 2004 Compared to Period from June 5, 2003 (inception) to December 31, 2003

Revenue

Operating revenue increased from $75,000 for the period from June 5, 2003 (inception) to December 31, 2003 to $636,341 for the year ended December 31, 2004 representing an increase of 748% resulting primarily from an increase in government grants. We received grants and contracts totaling $531,341 from various government agencies including NASA, DARPA (Army), and NIH in 2004. Other revenue for the years ended December 31, 2004 and 2003 were $105,000 and $75,000, respectively, resulting from high throughput screening services for the Cleveland Clinic.

Operating Expenses

Operating expenses increased from $211,874 for the period from June 5, 2003 (inception) to December 31, 2003 to $3,153,485 for the year ended December 31, 2004. This represents an increase of $2,941,611 or 1,388%. $2,250,000 of the 2004 expenses represents a non-cash expense regarding the valuation of 2,250 pre-stock split shares issued to the Cleveland Clinic. The common shares were issued to the Cleveland Clinic in December 2004, in exchange for use of their licenses and technologies. Excluding this one-time, non-cash transaction, operating expenses increased from $211,874 to $903,485. This represents an increase of $691,611 or 326%. This increase resulted primarily from an increase in R&D expenses incurred to service the above referenced operating revenue as well as selling, general and administrative expenses incurred as a result of a full year of operations.

Liquidity and Capital Resources

We have incurred annual operating losses since our inception, and, as of June 30, 2006, we had an accumulated deficit of $7,898,584. Our principal sources of liquidity have been cash provided by government grants and sales of our securities. Our principal uses of cash have been R&D and working capital. We expect our future sources of liquidity to be primarily equity capital raised from investors, as well as government grants, licensing fees and milestone payments in the event we enter into licensing agreements with third parties, and research collaboration fees in the event we enter into research collaborations with third parties. We anticipate that the proceeds from our initial public offering should be sufficient to fully develop Protectan CBLB502 for non-medical applications; however, to complete the development of Curaxin CBLC102 and Protectan CBLB502 for medical applications, additional investment or revenue sources will be needed.

Net cash used in operating activities totaled $1,771,423 for the six months ended June 30, 2006, compared to $841,090 used in operating activities for the same period in 2005. Net cash used in operating activities totaled $1,730,512 for the year ended December 31, 2005, compared to $207,911 used in operating activities for the same period in 2004. Net cash used in operating activities for the year ended December 31, 2004 totaled $207,911 compared to $11,289 provided by operating activities for the period from June 5, 2003 (inception) through December 31, 2003. For all periods, the increase in cash used was primarily attributable to increased R&D activities.

Net cash provided by investing activities was $862,042 for the six months ended June 30, 2006 and $264,799 used for the same period in 2005. The increased cash provided for investing activities resulted from the maturing of short-term investments that converted to cash. Net cash used in investing activities was $2,805,113 for the year ended December 31, 2005 and $27,991 for the same period in 2004. The increase resulted from investments in long-term certificates of deposit and by purchases of property and equipment. Net cash used in investing activities was $27,991 for the year ended December 31, 2004 and $1,196 for the period from June 5, 2003 through December 31, 2003. This increase resulted from purchases of equipment.

Net cash used in financing activities totaled $312,076 for the six months ended June 30, 2006, compared to $5,840,670 provided by financing activities for the same period in 2005. Net cash provided by financing activities totaled $5,647,347 for the year ended December 31, 2005, compared to $320,517 for the same period in 2004. The cash used in the first half of 2006 was primarily for the costs attributable to our initial public offering. The funds provided in the same period in 2005 and for the year ended December 31, 2005 were attributable primarily to the net proceeds from our private placement of Series A Preferred Stock in March 2005. Net cash provided by financing activities totaled $320,517 for the year ended December 31, 2004 primarily from the issuance of convertible debt compared to $33 for the period from June 5, 2003 (inception) through December 31, 2003.

Although we believe that the net proceeds to be received by us from our initial public offering and existing cash resources will be sufficient to finance our currently planned operations for the near-term (approximately 24 months), such amounts may not be sufficient to meet our longer-term cash requirements, including our cash requirements for the commercialization of certain of our drug candidates currently in development. We may be required to issue equity or debt securities or to enter into other financial arrangements, including relationships with corporate and other partners, in order to raise additional capital. Depending upon market conditions, we may not be successful in raising sufficient additional capital for our long-term requirements. In such event, our business, prospects, financial condition and results of operations could be materially adversely affected.

The following factors, among others, could cause actual results to differ from those indicated in the above forward-looking statements: the status of our R&D efforts, the timing and success of preclinical testing, the timing and success of any clinical trials we may commence in the future, the timing of regulatory submissions, the amount of cash generated by our operations, the amount of competition we face and how successful we are with obtaining any required licenses and entering into collaboration arrangements.

Under our exclusive license agreement with the Cleveland Clinic, we may be responsible for making milestone payments to the Cleveland Clinic in amounts ranging from $50,000 to $4,000,000. The milestones and corresponding payments for Protectan CBLB502 and Curaxin CBLC102 are set forth below:

File IND application for Protectan CBLB502	$50,000
Complete Phase I studies for Protectan CBLB502	$100,000
File NDA application for Protectan CBLB502	$350,000
Receive regulatory approval to sell Protectan CBLB502	$1,000,000

File IND application for Curaxin CBLC102 (completed May 2006)	$50,000
Commence Phase II clinical trials for Curaxin CBLC102	$250,000
Commence Phase III clinical trials for Curaxin CBLC102	$700,000
File NDA application for Curaxin CBLC102	$1,500,000
Receive regulatory approval to sell Curaxin CBLC102	$4,000,000

Our agreement with the Cleveland Clinic also provides for payment by us to the Cleveland Clinic of royalty payments calculated as a percentage of the net sales of the drug candidates ranging from 1-2%, and sublicense royalty payments calculated as a percentage of the royalties received from the sublicenses ranging from 5-35%. However, any royalty payments and sublicense royalty payments assume that we will be able to commercialize our drug candidates, which are subject to numerous risks and uncertainties, including those associated with the regulatory approval process, our R&D process and other factors. Each of the above milestone payments, royalty payments and sublicense royalty payments will be accrued until the Cleveland Clinic owns less than five percent of our common stock on a fully-diluted basis or we receive more than $30,000,000 in funding and/or revenues from sources other than the Cleveland Clinic, neither of which have occurred.

To more effectively match short-term investment maturities with cash flow requirements, we have obtained a working capital line of credit, which is fully secured by our short-term investments. This fully-secured, working capital line of credit has an interest rate of prime minus 1%, a maturity of one year, and a borrowing limit of $500,000.

Impact of Inflation

We believe that our results of operations are not dependent upon moderate changes in inflation rates.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Recent Developments

On July 12, 2006, we received notification from NCI that we have been awarded a SBIR grant in the amount of $750,000. The grant will provide funding towards the evaluation of the efficacy and toxicity of a new class of therapeutic candidates for the treatment of neuroblastoma and identification of lead compounds that will serve as the basis for the development of targeted therapy.

Item 3: Controls and Procedures

Effectiveness of Disclosure

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART	II Other Information

Item 1.	Legal Proceedings

 As of June 30, 2006, we are not a party to any litigation or other legal proceeding.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Securities and Exchange Commission declared our Registration Statement on Form SB-2 (File No. 333-131918) effective on July 20, 2006. Our initial public offering was consummated on July 26, 2006. In the initial public offering, we sold 1,700,000 shares of our common stock at an offering price of $6.00 per share. Our underwriters were Sunrise Securities Corp. and Roth Capital Partners LLC. We also granted the underwriters an option to purchase 255,000 additional shares of our common stock to cover over-allotments. The sale of our common stock generated gross proceeds to us, after underwriting discounts and expenses, but before other expenses, of $9,180,000. After covering our expenses associated with the initial public offering, we intend to use the remaining proceeds to complete the development of Protectan CBLB502 and Curaxin CBLC102, to continue research and development related to new generations of drugs and for working capital and general corporate purposes.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

On June 23, 2006, a majority of our stockholders, acting by written consent, approved amendments to our certificate of incorporation and bylaws and the adoption of our 2006 Equity Incentive Plan.

Item 5.	Other Information

None

Item 6.	Exhibits

(a) The following exhibits are included as part of this report:

Exhibit Number	Description of Document

31.1	Certification of Michael Fonstein, Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of John A. Marhofer, Jr., Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification Pursuant To 18 U.S.C. Section 1350

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated: August 25, 2006	By:	/s/ JOHN A. MARHOFER, JR.
John A. Marhofer, Jr.
Chief Financial Officer
(Principal Financial Officer)

CLEVELAND BIOLABS, INC.

Dated: August 25, 2006	By:	/s/ MICHAEL FONSTEIN.
Michael Fonstein
Chief Executive Officer
(Principal Executive Officer)