Form 10QSB
period 2007-03-31
CLEVELAND BIOLABS INC
filed 2007-05-15
CIK 1318641

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

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
(Issuer's telephone number)

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

YES  ☐    NO   ☒

As of March 31, 2007 there were 11,889,099 shares of registrant's common stock, $0.005 par value

Transitional Small Business Disclosure Format (Check One):  YES  ☐    NO   ☒

CLEVELAND BIOLABS INC
10-QSB
05/15/2007

In this report, “Cleveland BioLabs,” “CBL,”“we,” “us” and “our” refer to Cleveland BioLabs, Inc. “common stock” refers to Cleveland BioLabs, Inc.’s common stock, par value $0.005 per share.

CLEVELAND BIOLABS, INC.

BALANCE SHEETS

March 31, 2007 (unaudited) and December 31, 2006
	March 31	December 31
	2007	2006
ASSETS	(unaudited)

CURRENT ASSETS
Cash and equivalents	$11,968,017	$3,061,993
Short-term investments	18,699,965	1,995,836
Accounts receivable:
Trade	214,048	159,750
Interest	53,255	42,479
Notes Receivable - Orbit Brands	300,000	50,171
Other prepaid expenses	512,969	434,675
Total current assets	31,748,254	5,744,904

EQUIPMENT
Computer equipment	143,426	132,572
Lab equipment	348,730	347,944
Furniture	65,087	65,087
	557,243	545,603
Less accumulated depreciation	169,677	142,011
	387,566	403,592
OTHER ASSETS
Intellectual Property	346,170	252,978
Deposits	15,055	15,055
	361,225	268,033
TOTAL ASSETS	$32,497,045	$6,416,529

CLEVELAND BIOLABS, INC.

BALANCE SHEETS

March 31, 2007 (unaudited) and December 31, 2006
	March 31	December 31
	2007	2006
LIABILITIES AND STOCKHOLDERS' EQUITY	(unaudited)

CURRENT LIABILITIES
Accounts payable:
Trade	$1,111,836	$644,806
Accrued expenses	227,435	128,569
Total current liabilities	1,339,271	773,375

LONG-TERM LIABILITIES
Milestone payables	300,000	50,000
Total long-term liabilities	300,000	50,000

STOCKHOLDERS' EQUITY
Series B convertible preferred stock, $.005 par value
Authorized - 10,000,000 shares at March 31, 2007
and December 31, 2006	22,895	-
Issued and outstanding 4,579,010 and 0
shares at March 31, 2007 and December 31, 2006, respectively
Additional paid-in capital	28,849,983	-
Common stock, $.005 par value
Authorized - 40,000,000 shares at March 31, 2007
and December 31, 2006
Issued and outstanding 11,889,099 and 11,826,389
shares at March 31, 2007 and December 31, 2006, respectively	59,446	59,132
Additional paid-in capital	18,807,493	18,314,097
Accumulated other comprehensive income (loss)	-	(4,165)
Accumulated deficit	(16,882,043)	(12,775,910)
Total stockholders' equity	30,857,774	5,593,154
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,497,045	$6,416,529

CLEVELAND BIOLABS, INC.

STATEMENT OF OPERATIONS

Three Months Ending March 31, 2007 and 2006 (unaudited)

	March 31	March 31
	2007	2006
	(unaudited)	(unaudited)
REVENUES
Grant	$271,445	$453,424
Service	50,000	125,000
	321,445	578,424
OPERATING EXPENSES
Research and Development	3,528,600	1,502,364
General and administrative	994,319	352,898
Total operating expenses	4,522,919	1,855,262
LOSS FROM OPERATIONS	(4,201,474)	(1,276,838)

OTHER INCOME (EXPENSE)
Interest Income	96,429	29,139
Interest Expense	(1,088)	(4,446)
Total other income (expense), net	95,341	24,693

NET LOSS	$(4,106,133)	$(1,252,145)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	-	(59,185)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(4,106,133)	$(1,311,330)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS
PER SHARE OF COMMON STOCK - BASIC AND
DILUTED	$(0.35)	$(0.20)

WEIGHTED AVERAGE NUMBER OF SHARES USED
IN CALCULATING NET LOSS PER SHARE, BASIC AND
DILUTED	11,854,027	6,495,408

CLEVELAND BIOLABS, INC.

STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2007 and 2006 (unaudited)

	March 31	March 31
	2007	2006
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,106,133)	$(1,252,145)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	27,666	20,241
Noncash interest expense	-	4,446
Noncash salaries and consulting expense	375,301	233,031
Changes in operating assets and liabilities:
Accounts receivable - trade	(54,298)	(119,935)
Accounts receivable - interest	(10,605)	3,894
Other prepaid expenses	(78,293)	(3,380)
Deposits	-	(2,271)
Accounts payable	467,030	259,485
Deferred revenue	-	(100,293)
Accrued expenses	98,866	16,293
Milestone payments	250,000	-
Total adjustments	1,075,667	311,511
Net cash (used in) provided by operating
activities	(3,030,466)	(940,634)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale/(purchase) of short-term investments	(16,699,965)	800,000
Issuance of notes receivable	(250,000)	-
Purchase of equipment	(11,640)	(87,243)
Costs of patents pending	(93,193)	(9,946)
Net cash (used in) provided by investing activities	(17,054,798)	702,811

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock	30,020,984	-
Financing costs	(1,148,106)	(164,777)
Dividends	-	(23)
Issuance of common stock	118,410	-
Net cash (used in) provided by financing activities	28,991,288	(164,800)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	8,906,024	(402,622)

CASH AND EQUIVALENTS AT BEGINNING OF	3,061,993	1,206,462
PERIOD

CASH AND EQUIVALENTS AT END OF PERIOD	$11,968,017	$803,840

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the year for income taxes	$-	$-

Supplemental schedule of noncash financing activities:
Issuance of stock options to employees, consultants, and independent board members	$375,301	$233,032
Issuance of common stock dividend to preferred shareholders	$-	$183,552

CLEVELAND BIOLABS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Period From January 1, 2006 to December 31, 2006 and to

March 31, 2007 (unaudited)

	Stockholders' Equity
	Common Stock
			Additional
			Paid-in	Penalty
	Shares	Amount	Capital	Shares
Balance at January 1, 2006	6,396,801.00	31,984	3,338,020	-81,125
Issuance of shares - previously accrued penalty shares	54,060	270	80,855	(81,125)
Issuance of shares - stock dividend	184,183	922	367,445	-
Issuance of penalty shares	15,295	76	(76)	-
Issuance of shares - initial public offering	1,700,000	8,500	10,191,500	-
Fees associated with initital public offering	-	-	(1,890,444)	-
Conversion of preferred stock to common stock	3,351,219	16,756	5,291,385	-
Conversion of notes payable to common stock	124,206	621	312,382	-
Issuance of options	-	-	506,078	-
Exercise of options	625	3	2,810	-
Issuance of warrants	-	-	114,032	-
Proceeds from sales of warrants	-	-	110	-

Net loss	-	-	-	-

Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	-	-	-	-
Less reclassification adjustment for (gains) losses
included in net loss	-	-	-	-
Comprehensive loss
Balance at December 31, 2006	11,826,389	$59,132	$18,314,097	$-

Issuance of options	-	-	375,301	-
Issuance of Series B Preferred Shares	-	-	-	-
Fees associated with Series B Preferred offering	-	-	-	-
Exercise of options	18,505	93	29,907	-
Exercise of warrants	44,205	221	88,188	-
Net Loss	-	-	-	-

Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	-	-	-	-
Less reclassification adjustment for (gains) losses
included in net loss	-	-	-	-
Comprehensive loss
Balance at March 31, 2007	11,889,099	$59,446	$18,807,493	$-

CLEVELAND BIOLABS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Period From January 1, 2006 to December 31, 2006 and to

March 31, 2007 (unaudited)

Stockholders' Equity
Preferred Stock
Additional
			Paid-in	Penalty
	Shares	Amount	Capital	Shares
Balance at January 1, 2006	3,051,219	15,256	4,932,885	360,000
Issuance of shares - previously accrued penalty shares	240,000	1,200	358,800	(360,000)
Issuance of shares - stock dividend	-	-	-	-
Issuance of penalty shares	60,000	300	(300)	-
Issuance of shares - initial public offering	-	-	-	-
Fees associated with initital public offering	-	-	-	-
Conversion of preferred stock to common stock	(3,351,219)	(16,756)	(5,291,385)	-
Conversion of notes payable to common stock	-	-	-	-
Issuance of options	-	-	-	-
Exercise of options	-	-	-	-
Issuance of warrants	-	-	-	-
Proceeds from sales of warrants	-	-	-	-
Net loss	-	-	-	-

Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	-	-	-	-
Less reclassification adjustment for (gains) losses
included in net loss	-	-	-	-
Comprehensive loss
Balance at December 31, 2006	-	$-	$-	$-

Issuance of options	-	-	-	-
Issuance of Series B Preferred Shares	4,288,712	21,444	29,999,540	-
Fees associated with Series B Preferred offering	290,298	1,451	(1,149,557)	-
Exercise of options	-	-	-	-
Exercise of warrants	-	-	-	-
Net Loss	-	-	-	-

Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	-	-	-	-
Less reclassification adjustment for (gains) losses
included in net loss	-	-	-	-
Comprehensive loss
Balance at March 31, 2007	4,579,010	$22,895	$28,849,983	$-

CLEVELAND BIOLABS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Period From January 1, 2006 to December 31, 2006 and to

March 31, 2007 (unaudited)

	Stockholders' Equity

	Other			Comprehensive
	Comprehensive	Accumulated		Income
	Income/(Loss)	Deficit	Total	(Loss)

Balance at January 1, 2006	(17,810)	(5,184,856)	3,556,604
Issuance of shares - previously accrued penalty shares	-	-	-
Issuance of shares - stock dividend	-	(368,410)	(43)
Issuance of penalty shares	-	-	-
Issuance of shares - initial public offering	-	-	10,200,000
Fees associated with initital public offering	-	-	(1,890,444)
Conversion of preferred stock to common stock	-	-	-
Conversion of notes payable to common stock	-	-	313,003
Issuance of options	-	-	506,078
Exercise of options	-	-	2,813
Issuance of warrants	-	-	114,032
Proceeds from sales of warrants	-	-	110
Net loss	-	(7,222,644)	(7,222,644)	(7,222,644)

Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	6,678	-	6,678	$6,678
Less reclassification adjustment for (gains) losses
included in net loss	6,967	-	6,967	$6,967
Comprehensive loss				$(7,208,999)
Balance at December 31, 2006	$(4,165)	$(12,775,910)	$5,593,154

Issuance of options	-	-	375,301
Issuance of Series B Preferred Shares	-	-	30,020,984
Fees associated with Series B Preferred offering	-	-	(1,148,106)
Exercise of options	-	-	30,000
Exercise of warrants	-	-	88,409
Net Loss	-	(4,106,133)	(4,106,133)	(4,106,133)

Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	-	-	-	$-
Less reclassification adjustment for (gains) losses
included in net loss	4,165	-	4,165	$4,165
Comprehensive loss				$(4,101,968)
Balance at March 31, 2007	$-	$(16,882,043)	$30,857,774

CLEVELAND BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization

Cleveland BioLabs, Inc. (“CBL” or the “Company”) is engaged in the discovery, development and commercialization of products for cancer treatment and protection of normal tissues from radiation and toxins. The Company was incorporated under the laws of the State of Delaware on June 5, 2003 and is headquartered in Cleveland, Ohio. The Company's initial technological development efforts are intended to be used as powerful antidotes with a broad spectrum of applications including protection from cancer treatment side effects, radiation and hypoxia. A recent discovery found that one of its compounds increases the number of progenitor (originator) stem cells in mouse bone marrow. To date, the Company has not developed any commercial products. The Company has developed and produced biological compounds under a single commercial development contract.

Note 2. Summary of Significant Accounting Policies

A.
Basis of Presentation - The information at March 31, 2007 and March 31, 2006, and for the three-month periods ended March 31, 2007 and March 31, 2006, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with CBL’s audited financial statements for the year ended December 31, 2006, which were contained in the Company’s Annual Report on Form 10-KSB filed with the U.S. Securities and Exchange Commission.

B.
Cash and Equivalents - The Company considers highly liquid investments with a maturity date of three months or less to be cash equivalents. In addition, the Company maintains cash and equivalents at financial institutions, which may exceed federally insured amounts at times and which may, at times, significantly exceed balance sheet amounts due to outstanding checks.

C.
Marketable Securities and Short Term Investments - The Company considers investments with a maturity date of more than three months to maturity to be short-term investments and has classified these securities as available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as accumulated other comprehensive income (loss) in stockholders' equity. The cost of available-for-sale securities sold is determined based on the specific identification method.

D.
Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements, which generally require payment within 30 days. Management estimates an allowance for doubtful accounts which is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections. There is no allowance for doubtful accounts as of March 31, 2007 and December 31, 2006.
.

E.
Notes Receivable - On December 7, 2006 the Company entered into an agreement with the Orbit Brands Corporation (Borrower) and its subsidiaries whereby the Company would lend up to $150,000 each on two promissory notes to the Borrower at a rate of 5% per annum with a maturity date of one year. The proceeds of the loans shall be used by the Borrower solely to cover expenses associated with converting the notes into common stock and preparing the lending motions for the bankruptcy case involving the Borrower. The loans are convertible into common stock of the Borrower and its subsidiaries. As of March 31, 2007 the balance outstanding was $300,000 plus accrued interest of $2,363.

F.
Equipment - Equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally five years) using the straight-line method. Leasehold improvements are depreciated on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Major expenditures for renewals and betterments are capitalized and depreciated. Depreciation expense was $27,666, and $20,241 for the quarters ended March 31, 2007 and 2006 respectively.

G.
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

A portion of this intellectual property is owned by the Cleveland Clinic Foundation (“CCF”) and granted to the Company through an exclusive licensing agreement. As part of the licensing agreement, CBL agrees to bear the costs associated with the preparation, filing and maintenance of patent applications relating to this intellectual property. If the patent application is approved, the costs paid by the Company are amortized on a straight-line basis over the shorter of 17 years or the anticipated useful life of the patent. If the patent application is not approved, the costs associated with the preparation and filing of the patent application by the Company on behalf of CCF will be expensed as part of selling, general and administrative expenses. Gross capitalized patents pending costs are $306,302 and $222,789 on behalf of CCF for 13 patent applications as of March 31, 2007 and December 31, 2006, respectively. All of the 13 CCF patent applications are still pending approval.

The Company also has submitted three patent applications as a result of intellectual property exclusively developed and owned by the Company. If the patent applications are approved, costs paid by the Company associated with the preparation, filing, and maintenance of the patents will be amortized on a straight-line basis over the shorter of 17 years or the anticipated useful life of the patent. If the patent application is not approved, the costs associated with the preparation and filing of the patent application will be expensed as part of selling, general and administrative expenses at that time. Gross capitalized patents pending costs were $39,869 and $30,189 on behalf of the Company for three patent applications as of March 31, 2007 and December 31, 2006, respectively. The patent applications are still pending approval.

I.
Lines of Credit - The Company has a working capital line of credit that is fully secured by short-term investments. This fully-secured working capital line of credit carries an interest rate of prime minus 1%, a borrowing limit of $500,000, and expires on July 1, 2007. At March 31, 2007, there were no outstanding borrowings under this credit facility.

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

L.
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

M.
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

N.
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

O.
2006 Equity Incentive Plan - On May 26, 2006, the Company's Board of Directors adopted the 2006 Equity Incentive Plan (“Plan”) to attract and retain persons eligible to participate in the Plan, motivate participants to achieve long-term Company goals, and further align participants' interests with those of the Company's other stockholders. The Plan expires on May 26, 2016 and provides for up to 2,000,000 shares of stock to be awarded. For the year ended December 31, 2006, 45,000 options were granted to independent board members. On February 14, 2007, these 2,000,000 shares were registered with the SEC by filing a Form S-8 registration statement. For the quarter ended March 31, 2007, there were 119,500 options granted under this Equity Incentive Plan, and as of March 31, 2007 there were 164,500 stock options granted under this Equity Incentive Plan in total.

P.
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

The fair value of each stock option granted is estimated on the grant date using the Black-Scholes option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect the Company's experience. The Company uses a risk-free rate based on published rates from the St. Louis Federal Reserve at the time of the option grant, assumes a forfeiture rate of zero, assumes an expected dividend yield rate of zero based on the Company's intent not to issue a dividend in the foreseeable future, uses an expected life based on safe harbor method, and computes an expected volatility based on similar high-growth, publicly-traded, biotechnology companies. The Company does not include the use of its own stock in the volatility calculation at this time because of the brief history of the stock as a publicly traded security on a listed exchange. Compensation expense is recognized using the straight-line amortization method for all stock-based awards.

During the quarter ended March 31, 2007, the Company granted 119,500 stock options pursuant to stock award agreements to certain employees and key consultants. The Company has adopted the safe harbor method for projecting the expected life of the options. The assumptions used to value these option and warrant grants using the Black-Scholes option valuation model are as follows:

Quarter Ended March 31, 2007

Risk-free interest rate	4.50 - 4.72%
Expected dividend yield	0%
Expected life	5 - 6 years
Expected volatility	72.07 - 76.29%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes valuations model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options and warrants have characteristics significantly different from those of traded derivative securities, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's options and warrants.

The Company recognized a total of $375,301 in expense related to options for the quarter-ended March 31, 2007.

The weighted average, estimated grant date fair values of stock options granted during the quarter-ended March 31, 2007 was $9.09.

The following tables summarize the stock option activity for the quarters ended March 31, 2007 and March 31, 2006, respectively.

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding, December 31, 2006	483,490	$2.17
Granted, February 14, 2007	99,500	9.14
Granted, March 19, 2007	20,000	8.82
Exercised	20,000	2.50
Forfeited, Canceled	0	n/a
Outstanding, March 31, 2007	582,990	$3.58	8.81
Exercisable, March 31, 2007	301,120	$3.57	8.81

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding, December 31, 2005	324,240	$.82
Granted, March 1, 2006	116,750	4.50
Exercised	0	n/a
Forfeited, Canceled	0	n/a
Outstanding, March 31, 2006	440,990	$1.79	9.44
Exercisable, March 31, 2006	117,747	$1.87	9.40

Q.	Net Loss Per Share - Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share for the quarters ended:

	March 31, 2007	March 31, 2006

Net loss available to common stockholders	$(4,106,133)	$(1,311,330)

Net loss per share, basic and diluted	$(.35)	$(.20)

Weighted-average shares used in computing net loss per share, basic and diluted	11,854,027	6,495,408

The Company has excluded all outstanding warrants and options from the calculation of diluted net loss per share because all such securities are antidilutive for all applicable periods presented.

The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for warrants, was 3,402,821 and 594,424 for the quarters ended March 31, 2007 and 2006, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted earnings per share.

The total number of shares excluded from the calculations of diluted net loss per share, prior to the application of the treasury stock method for options, was 582,990 and 440,990 for the quarters ended March 31, 2007 and 2006, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted earnings per share.

R.
Concentrations of Risk - Grant revenue was comprised wholly from grants and contracts issued by the federal government and accounted for 84.4% and 78.4% of total revenue for the quarters ended March 31, 2007 and 2006, respectively. Although the Company anticipates ongoing federal grant revenue, there is no guarantee that this revenue stream will continue in the future.

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

S.
Foreign Currency Exchange Rate Risk - The Company has entered into a manufacturing agreement with a foreign third party to produce one of its drug compounds and is required to make payments in the foreign currency. As a result, the Company's financial results could be affected by changes in foreign currency exchange rates. Currently, the Company's exposure primarily exists with the Euro Dollar. As of March 31, 2007, the Company is obligated to make payments under the agreement of 1,020,000 Euros. The Company has established means to purchase forward contracts to hedge against this risk. As of March 31, 2007, no hedging transactions have been consummated.

T.
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

Note 3. Stock Transactions

On February 1, 2006, the Company paid a common stock dividend of 91,776 shares to holders of the Series A preferred stock to satisfy the dividend requirement of the preferred stock issuance.

On March 1, 2006, the Company issued 116,750 stock options to various employees and consultants of the Company under non-qualified stock option agreements. These options allow for the purchase of 116,750 shares of common stock at a price of $4.50. These options have a three-year vesting schedule and expire on February 29, 2016. See Note 8 for further details on stock option agreements.

On June 21, 2006, after the expiration of the 115-day extension and an additional 30-day period, the Company incurred one additional penalty period in which 60,000 shares of Series A preferred stock were earned at $120,000 and 15,295 shares of common stock were earned at $30,590. The Company has not incurred any further obligation to issue penalty shares since these issuances.

On July 20, 2006, the Company sold 1,700,000 shares of common stock in its initial public offering at $6.00 per share. The net proceeds to the Company from this offering were approximately $8,300,000. Beginning July 21, 2006, the Company's shares were quoted on the NASDAQ Capital Market and listed on the Boston Stock Exchange under the symbols “CBLI” and “CFB” respectively. In connection with its initial public offering, the Company sold warrants to purchase 170,000 shares of common stock to the underwriters and their designees at a cost of $100.00. The warrants have an exercise price of $8.70 per share.

On July 20, 2006, the effective date of the Company's initial public offering, the Company issued 92,407 shares of common stock as accumulated dividends to the Series A preferred stockholders. On the same date, all of the Company's Series A Preferred shares automatically converted on a one-for-one basis into 3,351,219 shares of common stock and notes of the Company in the principal amount of $283,500 plus accrued interest of $29,503 automatically converted into 124,206 shares of common stock. In connection with their appointment to the Board, the Company issued to each of the Company's three new independent directors, options to purchase 15,000 shares of common stock with an exercise price of $6.00 per share.

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

On February 14, 2007, the Company issued 99,500 stock options to various employees and consultants of the Company under non-qualified stock option agreements. These options allow for the purchase of 99,500 shares of common stock at a price of $9.14. These options have various vesting schedules from immediate vesting to three years and expire on February 14, 2017.

On March 16, 2007, the Company entered into a Securities Purchase Agreement with various accredited investors (the “Buyers”), pursuant to which the Company agreed to sell to the Buyers Series B Convertible Preferred Stock (“Series B Preferred”) convertible, upon stockholder approval, into an aggregate of 4,288,712 shares of common stock and Series B Warrants that are exercisable, upon stockholder approval, for an aggregate of 2,144,356 shares of common stock. The Series B Preferred have an initial conversion price of $7.00 per share, and in the event of a conversion at such conversion price, one share of Series B Preferred would convert into one share of common stock. The Series B Warrants have an exercise price of $10.36 per share, the closing bid price on the day prior to the private placement. To the extent, however, that the conversion price of the Series B Preferred or the exercise price of the Series B Warrants is reduced as a result of certain anti-dilution protections, the number of shares of common stock into which the Series B Preferred are convertible and for which the Series B Warrants are exercisable may increase.

The Company also issued to the placement agents in the private placement (the “Agents”), as compensation for their services, Series B Preferred, Series B Warrants, and Series C Warrants. The Agents collectively received Series B Preferred that are convertible, upon stockholder approval, into an aggregate of 290,298 shares of common stock, Series B Warrants that are exercisable, upon stockholder approval, for an aggregate of 221,172 shares of the Company’s common stock, and Series C Warrants that are exercisable, upon stockholder approval, for 267,074 shares of the Company’s common stock. The Series C Warrants have an exercise price of $11.00 per share, and are also subject to anti-dilution protections that could increase the number of shares of common stock for which they are exercisable.

In total, upon stockholder approval, the securities issued in the private placement will be convertible into, or exercisable for, up to approximately 7,211,612 shares of common stock, which amount is subject to adjustment in the event of certain corporate events such as stock splits or issuances of securities at a price below the conversion price of the Series B Preferred or exercise price of the warrants, as the case may be.

On March 19, 2007, the Company issued 20,000 stock options to members of the Scientific Advisory Board of the Company under non-qualified stock option agreements. These options are immediately exercisable and allow for the purchase of 20,000 shares of common stock at a price of $8.82. These options expire on March 19, 2017.

Note 4. Commitments and Contingencies

The Company has entered into various agreements with third parties and certain related parties in connection with the research and development activities of its existing product candidates as well as discovery efforts on potential new product candidates. These agreements include costs for research and development and license agreements that represent the Company's fixed obligations payable to sponsor research and minimum royalty payments for licensed patents. These amounts do not include any additional amounts that the Company may be required to pay under its license agreements upon the achievement of scientific, regulatory and commercial milestones that may become payable depending on the progress of scientific development and regulatory approvals, including milestones such as the submission of an investigational new drug application to the FDA, similar submissions to foreign regulatory authorities and the first commercial sale of the Company's products in various countries. These agreements include costs related to manufacturing, clinical trials and preclinical studies performed by third parties.

The Company is also party to three agreements that require it to make milestone payments, royalties on net sales of the Company's products and payments on sublicense income received by the Company. As of March 31, 2007, no milestone payments have been made, although $300,000 has been accrued under one of these agreements.

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues for liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. For all periods presented, the Company is not a party to any pending material litigation or other material legal proceedings.

The Company currently has operating lease commitments in place for facilities in Cleveland, Ohio and Chicago, Illinois as well as office equipment. The Company recognizes rent expense on a straight-line basis over the term of the related operating leases. The operating lease expenses recognized were $43,598, and $42,941 for the quarters ended March 31, 2007 and 2006, respectively.

Annual future minimum lease payments under present lease commitments are as follows. These future minimum payments have not been adjusted to reflect an inflation adjustment included in the lease for the Cleveland facilities based on the Gross Domestic Product Price Deflator.

Operating Leases
2007 (from April 1, 2007 through December 31, 2007)	$22,360
2008	4,949
2009	1,935
$29,244

The Company has entered into stock option agreements with key employees, board members and consultants with exercise prices ranging from $0.00 to $9.14. These awards were approved by our Board of Directors. Option grants beginning in 2005 vest ratably over periods ranging from zero to three years. The options expire ten years from the date of grant, subject to the terms applicable in the agreement.

The following tables summarize the stock option activity for the three months ended March 31, 2007 and 2006:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	483,490	$2.17
Granted	119,500	$9.09
Exercised	20,000	$2.50
Forfeited	0	n/a
Outstanding at March 31, 2007	582,990	$3.58

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	324,240	$.82
Granted	116,750	$4.50
Exercised	0	n/a
Forfeited	0	n/a
Outstanding at March 31, 2006	440,990	$1.87

The Company has entered into warrant agreements with strategic partners, consultants and investors with exercise prices ranging from $1.13 to $11.00. These awards were approved by the Board of Directors. The warrants expire between five and six years from the date of grant, subject to the terms applicable in the agreement. A list of the total warrants awarded and exercised appears below.

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2006	814,424	$3.36
Granted	2,632,602	$10.42
Exercised	44,205	$2.00
Forfeited	--	N/A
Outstanding at March 31, 2007	3,402,821	$8.84

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2005	594,424		1.61
Granted	--	$	N/A
Exercised	--		N/A
Forfeited	--		N/A
Outstanding at March 31, 2006	594,424		$1.61

The Company has entered into employment agreements with three key executives who, if terminated by the Company without cause as described in these agreements, would be entitled to severance pay.

While no legal actions are currently pending, the Company may be party to certain claims brought against it arising from certain contractual matters. It is not possible to state the ultimate liability, if any, in these matters. In management's opinion, the ultimate resolution of any such claim will not have a material adverse effect on the financial position of the Company.

Note 5. Subsequent Events

No material subsequent events have occurred since the balance sheet date of March 31, 2007.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This management's discussion and analysis of financial condition and results of operations and other portions of this filing contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, results of our R&D efforts and clinical trials, product demand, market acceptance and other factors discussed in the Company's other SEC filings under the heading “Risk Factors”. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Overview

General Overview

We commenced business operations in June 2003.  We are a drug discovery and development company leveraging our proprietary scientific research and discoveries relating to programmed cell death to treat cancer and protect normal tissues from exposure to radiation and other stresses.

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

Biodefense Applications

In collaboration with the Cleveland Clinic, our scientists have demonstrated that injecting Protectan CBLB502 into mice protects them from lethal doses of total body gamma radiation. An important advantage of Protectan CBLB502, above any other radioprotectant known to us, is the ability to effectively protect not only the hematopoietic system, but also the gastrointestinal, or GI, tract, which are among the most sensitive areas of the human body to radiation. High levels of radiation, among other effects, induce moderate to severe bone marrow damage. The immune and blood stem cells are also depleted and death is caused by anemia, infection, bleeding and poor wound healing. Protectan CBLB502's ability to effectively protect the hematopoietic system and GI tract may make Protectan CBLB502 uniquely useful as a radioprotective antidote. Protectan CBLB502 was shown to be safe at its therapeutic doses in rodents and non-human primates. In addition, Protectan CBLB502 has proved to be a stable compound for storage purposes. It can be stored at temperatures close to freezing, room temperature or extreme heat. Manufacture of Protectan CBLB502 is relatively inexpensive, due to its high yield bacterial producing strain and simple purification process.

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

We have responded to the Request for Proposal (RFP) issued in March 2007, by The Department of Defense (DoD) for the Advanced Development of Medical Radiation Countermeasures (MRC) to treat gastrointestinal effects of acute radiation syndrome (ARS) using CBLB502. The objective of the RFP is to develop a post-exposure Medical Radiation Countermeasure through approval/licensure with the U.S. Food and Drug Administration (FDA) and procure quantities sufficient to achieve Initial Operational Capability (IOC). A range of 50,000 to 500,000 doses was specified. The RFP award would provide funding for development of the countermeasure through FDA approval, as well as a commitment to purchase, thereafter. It is expected that the RFP may be awarded later in the year.

Also in March 2007, we received a $1.3 million contract from the Defense Threat Reduction Agency (DTRA) of the Department of Defense (DoD) to fund "development leading to the acquisition" of Protectan CBLB502, in collaboration with the Armed Forces Radiobiology Research Institute (AFRRI), which has also received significant independent funding for work on Protectan CBLB502.

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

Protectan CBLB612

Our Protectans 600 series are modified factors of Mycoplasmas. Much of our initial research in this area has been focused on radiation protection. Our lead candidate in this series, Protectan CBLB612, has been shown to provide protection in a mouse model from lethal hematopoietic-induced radiation sickness when administered between 48 hours prior or up to eight hours after radiation exposure. Protectan CBLB612 does not display any significant toxicity at its therapeutic doses in rodents and non-human primates.

Moreover, through our research in the area of radiation protection, we have discovered a unique property of the Protectans 600 series, which has led to a potential breakthrough in the rapidly emerging arena of stem cell research.

A single administration of CBLB612 resulted in a three-fold increase in the number of progenitor stem cells in mouse bone marrow within 24 hours after administration. We also found that the number of these stem cells in peripheral blood was increased ten-fold within four days of administration. A study of the effects of Protectan CBLB612 on nonhuman primates regarding the proliferation and mobilization to peripheral blood of pluripotent hematopoietic stem cells in a primate model (Rhesus macaques) was recently completed. CBLB612 was found to be highly efficacious in stimulating proliferation and mobilization of hematopoietic stem cells into peripheral blood in these primates. A single injection of CBLB612 in Rhesus macaques resulted in a 20- fold increase of hematopoietic progenitor cells in blood. Our research indicates that CBLB612 and the other compounds in the 600 series are not only potent stimulators of bone marrow stem cells, but also cause their mobilization and proliferation throughout the blood. This important discovery creates a new and innovative business opportunity for us to address a broad spectrum of human diseases, some of which currently lack effective treatment.

Curaxins

Curaxins are small molecules that destroy tumor cells by simultaneously targeting two regulators of apoptosis. Our initial test results indicate that Curaxins can be effective against a number of malignancies, including hormone refractory prostate cancer, renal cell carcinoma, or RCC, (a highly fatal form of kidney cancer), and soft-tissue sarcoma.

The original focus of our drug development program was to develop drugs to treat one of the most treatment-resistant types of cancer, RCC. Unlike many cancer types that frequently mutate or delete p53, one of the major tumor suppressor genes, RCC belongs to a rare category of cancers that typically maintain a wild type form of this protein. Nevertheless, RCC cells are resistant to apoptosis, suggesting that in spite of its normal structure, p53 is functionally disabled. Our research has shown that p53 function is indeed inhibited in RCC by an unknown dominant factor. We have established a drug discovery program to identify small molecules that selectively destroy tumor cells by restoring the normal function to functionally impaired p53 in RCC. This program yielded a series of chemicals with the desirable properties named curaxins (CBLC100 series). We have isolated three chemical classes of curaxins. One of them includes relatives of 9-aminoacridine, the compound that is the core structure of many existing drugs. Pre-existing information about this compound has allowed us to bypass the preclinical development and Phase I studies and bring one of our drug candidates into Phase IIa clinical trials, saving years of R&D efforts and improving the probability of success.

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

Curaxin CBLC102

One of the curaxins from the 9-aminoacridine group is a long-known anti-infective compound known as quinacrine, which we refer to as Curaxin CBLC102. It has been used for over 40 years to treat malaria, osteoarthritis and autoimmune disorders. However, we have discovered new mechanisms of action for quinacrine in the area of apoptosis. Through assay testing performed at Dr. Andrei Gudkov's laboratories at the Cleveland Clinic beginning in 2002, which included testing in a variety of human tumor-derived cell lines representing cancers of different tissue origin (including RCC sarcomas, prostate, breast and colon carcinomas), we have observed that Curaxin CBLC102 behaves as a potent NF-kB suppressor and activator of p53 in these types of cancer cells. It has favorable pharmacological and toxicological profiles and demonstrates the anticancer effect in transplants of human cancer cells into primates. These features make Curaxin CBLC102 our prime IND drug candidate among other curaxins. The drug candidate is currently in Phase II clinical trials for treatment of hormone refractory prostate cancer.  We also intend to conduct additional Phase II clinical trials with Curaxin CBLC102 for RCC and multiple myeloma.

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

Our Phase II efficacy study for Curaxin CBLC102 in advanced, hormone-refractory (androgen independent) prostate cancer has progressed to the next phase The Phase II study will involve a total of 31 patients with advanced, refractory prostate cancer. Primary endpoints for the study are reduction in PSA levels, reduction in tumor size, and disease-free survival. The duration of the study is two years, however certain preliminary data may be available earlier. The study is being conducted at the University of Chicago, the Cleveland Clinic, the University Hospitals of Cleveland, and the University of Pittsburgh.

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

RPCI and various agencies of the state of New York will provide us with up to $5 million of grant and other funding. We will establish a major research/clinical facility at the RPCI campus in Buffalo, New York, which will become the foundation for several of our advanced research and clinical trials. Dr. Andrei Gudkov, our Chief Scientific Officer, has agreed to become Senior Vice President of Research Programming and Development for RPCI effective May 2007.

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

Financial Overview

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

On March 16, 2007, the Company entered into a Securities Purchase Agreement with various Buyers, pursuant to which the Company agreed to sell to the Buyers Series B Preferred convertible, upon stockholder approval, into an aggregate of 4,288,712 shares of common stock and Series B Warrants that are exercisable, upon stockholder approval, for an aggregate of 2,144,356 shares of common stock. The aggregate purchase price paid by the Buyers for the Series B Preferred and Series B Warrants was approximately $30,000,000. After related fees and expenses, the Company received net proceeds of approximately $29,000,000. The Company intends to use the proceeds for general corporate and working capital purposes.

The Series B Preferred have an initial conversion price of $7.00 per share, and in the event of a conversion at such conversion price, one share of Series B Preferred would convert into one share of common stock. The Series B Warrants have an exercise price of $10.36 per share, the closing bid price on the day prior to the private placement. To the extent, however, that the conversion price of the Series B Preferred or the exercise price of the Series B Warrants is reduced as a result of certain anti-dilution protections, the number of shares of common stock into which the Series B Preferred are convertible and for which the Series B Warrants are exercisable may increase.

The Company also issued to the Agents in the private placement, as compensation for their services, Series B Preferred, Series B Warrants, and Series C Warrants. The Agents collectively received Series B Preferred that are convertible, upon stockholder approval, into an aggregate of 290,298 shares of common stock, Series B Warrants that are exercisable, upon stockholder approval, for an aggregate of 221,172 shares of the Company’s common stock, and Series C Warrants that are exercisable, upon stockholder approval, for 267,074 shares of the Company’s common stock. The Series C Warrants have an exercise price of $11.00 per share, and are also subject to anti-dilution protections that could increase the number of shares of common stock for which they are exercisable.

In total, upon stockholder approval, the securities issued in the private placement will be convertible into, or exercisable for, up to approximately 7,211,612 shares of common stock, which amount is subject to adjustment in the event of certain corporate events such as stock splits or issuances of securities at a price below the conversion price of the Series B Preferred or exercise price of the warrants, as the case may be.

Critical Accounting Policies and the Use of Estimates

Our management's discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S., or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, expenses and other reported disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances.

Note 2 to our financial statements includes disclosure of our significant accounting policies. While all decisions regarding accounting policies are important, we believe that our policies regarding revenue recognition, R&D expenses, intellectual property related costs and stock-based compensation expense could be considered critical.

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

R&D Expenses

R&D costs are expensed as incurred. These expenses consist primarily of our proprietary R&D efforts, including salaries and related expenses for personnel, costs of materials used in our R&D, costs of facilities and costs incurred in connection with our third-party collaboration efforts. Pre-approved milestone payments made by us to third parties under contracted R&D arrangements are expensed when the specific milestone has been achieved. As of March 31, 2007, $300,000 has been accrued for milestone payments relating to the filing of an IND with the FDA for Curaxin CBLC102 ($50,000) and commencing Phase II clinical trials for Curaxin CBLC102 ($250,000). The $50,000 milestone payment was made on May 3, 2007 and the $250,000 is scheduled to be paid in August 2007 per the licensing agreement with CCF. Once a drug receives regulatory approval, we will record any subsequent milestone payments in identifiable intangible assets, less accumulated amortization, and amortize them evenly over the remaining agreement term or the expected drug life cycle, whichever is shorter. We expect our R&D expenses to increase as we continue to develop our drug candidates.

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

Through March 31, 2007, we have capitalized $252,978 in expenditures associated with the preparation, filing and maintenance of certain of our patents, which were incurred through the year ended December 31, 2006. We capitalized an additional $93,193 relating to these costs incurred for the three months ended March 31, 2007, totaling $346,171.

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

The fair value of each stock option granted is estimated on the grant date using the Black-Scholes option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect our experience. We use a risk-free rate based on published rates from the St. Louis Federal Reserve at the time of the option grant; assume a forfeiture rate of zero; assume an expected dividend yield rate of zero based on our intent not to issue a dividend in the foreseeable future; use an expected life based on the safe harbor method; and compute an expected volatility based on similar high-growth, publicly-traded, biotechnology companies. Compensation expense is recognized using the straight-line amortization method for all stock-based awards.

During the quarter ended March 31, 2007, the Company granted 119,500 options pursuant to stock award agreements to certain employees and key consultants.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes valuations model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options.

We recognized a total of $375,301 and $233,032 in expense for options for the quarter ended March 31, 2007, and 2006 respectively.

The weighted average, estimated fair values of stock options granted during the quarters ended March 31, 2007 and 2006 were $9.09 and $4.50, respectively.

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

Results of Operations

Our operating results for the past three fiscal years have been nominal. The following table sets forth our statement of operations data for the quarter ended March 31, 2007 and March 31, 2006, and the year ended December 31, 2006, and should be read in conjunction with our financial statements and the related notes appearing elsewhere in this filing.

	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006	Year Ended December 31, 2006	Year Ended December 31, 2005
	(unaudited)	(unaudited)
Revenues	$321,445	$578,424	$1,708,214	$1,138,831
Operating expenses	4,522,919	1,855,262	9,126,315	3,626,664
Net interest expense (income)	(95,341)	(24,693)	(195,457)	(101,378)
Net income (loss)	$(4,106,133)	$(1,252,145)	$(7,222,644)	$(2,386,455)

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

Revenue

Revenue decreased from $578,424 for the quarter ended March 31, 2006 to $321,445 for the quarter ended March 31, 2007 representing a decrease of $256,979 or 44.4% resulting primarily from a decrease in proceeds from the $1,500,000 BioShield grant. As the term of the BioShield grant ended, the proceeds from the BioShield grant were $0 for the quarter ended March 31, 2007 as compared to $386,894 for the quarter ended March 31, 2006. Also, we realized $50,000 for the quarter ended March 31, 2007 through a commercial contract with Peprotech Inc. to develop chemical compounds compared to $125,000 for the same commercial contract for the quarter ended March 31, 2006, a decrease of $75,000 or 60%.

See the table below for further details regarding the sources of our grant and government contract revenue:

Agency	Program	Amount	Period of Performance	Revenue 2007 (thru March 31)	Revenue 2006 (thru March 31)	Revenue 2006
				(unaudited)	(unaudited)
NIH	Phase I NIH SBIR program	$100,000	08/2004-04/2005
NIH	NIH SBIR Contract, Topic 186	$100,000	09/2004-03/2005
NIH	Phase I NIH STTR program	$100,000	08/2004-04/2005
DARPA	DARPA, program BAA04-12	$475,000	11/2004-08/2005
NIH	Phase I NIH SBIR program	$100,000	06/2005-01/2006
NIH	BioShield program (NIAID)	$1,500,000	07/2005-01/2007		$386,894	$1,100,293
NIH	Phase I NIH SBIR program	$100,000	08/2005-01/2006		$33,334	$33,334
NIH	Phase I NIH SBIR program	$100,000	09/2005-02/2006
NASA	Phase I NASA STTR program	$100,000	01/2006-01/2007		$33,196	$66,393
NIH	Phase II NIH SBIR program	$750,000	07/2006-06/2008	$140,593		$212,713
NIH	NCI Contract	$750,000	09/2006-08/2008	$130,852		$90,481
Totals				$271,445	$453,424	$1,503,214

We anticipate our revenue over the next year to be derived mainly from federal government grants and contracts and grants from Roswell Park Cancer Institute and agencies of the State of New York as we move our corporate headquarters to Buffalo, NY in the summer of 2007. In addition, it is common in our industry for companies to enter into licensing agreements with large pharmaceutical companies. To the extent we enter into such licensing arrangements, we will receive additional revenue from licensing fees.

Operating Expenses

Operating expenses have historically consisted of costs relating to R&D and general and administrative expenses, which include fees and expenses associated with patent applications. R&D expenses have consisted mainly of supporting our R&D teams, process development, sponsored research at the Cleveland Clinic, clinical trials and consulting fees. General and administrative expenses include all corporate and administrative functions that serve to support our current and future operations while also providing an infrastructure to support future growth. Major items in this category include management and staff salaries, rent/leases, professional services and travel-related expenses. We expect these expenses to increase as a result of increased legal and accounting fees anticipated in connection with our compliance with ongoing reporting and accounting requirements of the SEC and the expansion of our business.

Operating expenses increased from $1,855,262 for the quarter ended March 31, 2006 to $4,522,919 for the quarter ended March 31, 2007, an increase of $2,667,657 or 143.8%. This increase resulted primarily from an increase in R&D expenses from $1,502,365 for the quarter ended March 31, 2006 to $3,528,600 for the quarter ended March 31, 2007. This represents an increase of $2,026,236 or 134.9%. This increase was due to an increase in research activities and development activities such as the number and size of clinical trials and the manufacture of CBLB502. General and administrative costs increased from $352,898 for the quarter ended March 31, 2006 to $994,319 for the quarter ended March 31, 2007. This represents an increase of $641,421 or 181.8%. The higher general and administrative expenses were incurred as a result of operating as a public company and creating and improving the infrastructure of the Company.

Until we introduce a product to the market, we expect these expenses in the categories mentioned above will be the largest categories in our income statement.

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

Operating Expenses

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

Liquidity and Capital Resources

We have incurred annual operating losses since our inception, and, as of March 31, 2007, we had an accumulated deficit of $16,882,043. Our principal sources of liquidity have been cash provided by government grants and sales of our securities. Our principal uses of cash have been R&D and working capital. We expect our future sources of liquidity to be primarily government grants, licensing fees and milestone payments in the event we enter into licensing agreements with third parties, and research collaboration fees in the event we enter into research collaborations with third parties.

Net cash used in operating activities totaled $3,405,767 for the quarter ended March 31, 2007, compared to $940,634 used in operating activities for the same period in 2006. Net cash used in operating activities totaled $6,653,602 for the year ended December 31, 2006, compared to $1,730,513 used in operating activities for the same period in. For all periods, the increase in cash used was primarily attributable to increased R&D activities and creating and maintaining the infrastructure necessary to support these R&D activities.

Net cash used in investing activities was $17,054,798 for the quarter ended March 31, 2007 and net cash provided by investing activities was $702,811 for the same period in 2006. The increase in cash used for investing activities resulted primarily from the investment of $17,999,965 in short-term commercial paper of the cash proceeds generated in the private offering. Net cash used in investing activities was $14,281 for the year ended December 31, 2006 and $2,805,113 used for the same period in 2005. The decrease in cash used for investing activities resulted primarily from the maturing of short-term investments that converted to cash.

Net cash provided by financing activities totaled $29,366,589 for the quarter ended March 31, 2007, compared to net cash used in financing activities of $164,800 for the same period in 2006. The increase in cash provided by financing activities was attributed to the proceeds from the issuance of preferred stock and warrants in the private placement. Net cash provided by financing activities totaled $8,523,414 for the year ended December 31, 2006, compared to $5,647,347 provided by financing activities for the same period in 2005. The increase in cash provided by financing activities was attributed to the proceeds from the issuance of common stock as a consequence of the initial public offering.

Under our exclusive license agreement with CCF, we may be responsible for making milestone payments to CCF in amounts ranging from $50,000 to $4,000,000. The milestones and corresponding payments for Protectan CBLB502 and Curaxin CBLC102 are set forth below:

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

As of March 31, 2007, we have accrued $50,000 for the milestone payment relating to the filing of the IND application for Curaxin CBLC102 and $250,000 for commencing Phase II clinical trials for Curaxin CBLC102. The $50,000 milestone payment was made on May 3, 2007 and the $250,000 milestone is scheduled to be paid in August, 2007 as per the terms of the agreement.

Our agreement with the CCF also provides for payment by us to CCF of royalty payments calculated as a percentage of the net sales of the drug candidates ranging from 1-2%, and sublicense royalty payments calculated as a percentage of the royalties received from the sublicenses ranging from 5-35%. However, any royalty payments and sublicense royalty payments assume that we will be able to commercialize our drug candidates, which are subject to numerous risks and uncertainties, including those associated with the regulatory approval process, our R&D process and other factors. Each of the above milestone payments, royalty payments and sublicense royalty payments was accrued until CCF owns less than five percent of our common stock on a fully-diluted basis or we receive more than $30,000,000 in funding and/or revenues from sources other than CCF, which have recently occurred with the completion of the private offering.

To more effectively match short-term investment maturities with cash flow requirements, we have obtained a working capital line of credit, which is fully secured by our short-term investments. This fully-secured, working capital line of credit has an interest rate of prime minus 1%, a borrowing limit of $500,000 and expires on July 1, 2007. At March 31, 2007, there were no outstanding borrowings under this credit facility.

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

Impact of Exchange Rate Fluctuations

We believe that our results of operations are somewhat dependent upon moderate changes in foreign currency exchange rates. We have entered into a manufacturing agreement with a foreign third party to produce one of its drug compounds and are required to make payments in the foreign currency. We also expect to enter into additional agreements with foreign third parties, increasing the risk. As a result, the Company's financial results could be affected by changes in foreign currency exchange rates. Currently, our exposure primarily exists with the Euro. As of March 31, 2007, we are obligated to make payments under the agreement of 1,020,000 Euros. We have established means to purchase forward contracts to hedge against this risk. As of March 31, 2007, no hedging transactions have been consummated

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3: Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings

 As of March 31, 2007, we are not a party to any litigation or other legal proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 16, 2007, the Company entered into a Securities Purchase Agreement with various Buyers, pursuant to which the Company agreed to sell to the Buyers Series B Preferred convertible, upon stockholder approval, into an aggregate of 4,288,712 shares of common stock and Series B Warrants that are exercisable, upon stockholder approval, for an aggregate of 2,144,356 shares of common stock. The aggregate purchase price paid by the Buyers for the Series B Preferred and Series B Warrants was approximately $30,000,000. After related fees and expenses, the Company received net proceeds of approximately $29,000,000. The Company intends to use the proceeds for general corporate and working capital purposes.

The Series B Preferred have an initial conversion price of $7.00 per share, and in the event of a conversion at such conversion price, one share of Series B Preferred would convert into one share of common stock. The Series B Warrants have an exercise price of $10.36 per share, the closing bid price on the day prior to the private placement. To the extent, however, that the conversion price of the Series B Preferred or the exercise price of the Series B Warrants is reduced as a result of certain anti-dilution protections, the number of shares of common stock into which the Series B Preferred are convertible and for which the Series B Warrants are exercisable may increase.

The Company also issued to the Agents in the private placement, as compensation for their services, Series B Preferred, Series B Warrants, and Series C Warrants. The Agents collectively received Series B Preferred that are convertible, upon stockholder approval, into an aggregate of 290,298 shares of common stock, Series B Warrants that are exercisable, upon stockholder approval, for an aggregate of 221,172 shares of the Company’s common stock, and Series C Warrants that are exercisable, upon stockholder approval, for 267,074 shares of the Company’s common stock. The Series C Warrants have an exercise price of $11.00 per share, and are also subject to anti-dilution protections that could increase the number of shares of common stock for which they are exercisable.

In total, upon stockholder approval, the securities issued in the private placement will be convertible into, or exercisable for, up to approximately 7,211,612 shares of common stock, which amount is subject to adjustment in the event of certain corporate events such as stock splits or issuances of securities at a price below the conversion price of the Series B Preferred or exercise price of the warrants, as the case may be.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

On May 11, 2007, the Compensation Committee of the Board of Directors approved an executive compensation program designed to reward each of our Chief Executive Officer, Executive Vice President -- Business Development, Chief Financial Officer and Chief Scientific Officer (the "Executive Officers") for the achievement of certain pre-determined milestones. The purpose of the program is to link each Executive Officer's compensation to the achievement of Key Company Initiatives that the Compensation Committee believes have a strong potential to create long-term stockholder value.

Under the terms of this program, after each fiscal year beginning with the fiscal year ended December 31, 2007, each component of our Executive Officer's compensation package --- base salary, cash bonus and stock option awards --- will be measured against the Company's achievement of (1) stock performance milestones, (2) scientific milestones, (3) business milestones and (4) financial milestones, each of which will be weighted equally. The milestones will be set at the beginning of each fiscal year. Each set of milestones has a threshold level, a target level and a high performance level. For base salary, increases will range between 2% for threshold performance to 6% for high performance. For cash bonuses, increases will range between 15% for threshold performance and 60% for high performance. For stock option awards, awards will range between 50,000 stock options for threshold performance and 300,000 for high performance.

The Committee also approved a director compensation program for its independent directors. The new program, which will take effect upon election of the directors at the 2007 Annual Meeting of Stockholders, was based on a review of director compensation policies and programs of comparable companies and replaces the previous program, which compensated directors based on the number of meetings attended. The new program provides for an annual retainer per independent director of $50,000 and an award of 35,000 options to purchase shares of common stock. In addition, the chairperson of the Audit Committee will receive an annual fee of $15,000 and the other members of the Audit Committee will each receive an annual fee of $10,000. The chairperson of the Compensation Committee will receive an annual fee of $7,500 and the other members of the Compensation Committee will each receive $5,000. Each member of the Nominating and Corporate Governance Committee, including its chairperson, will receive an annual fee of $2,500.

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

CLEVELAND BIOLABS, INC.

Dated: May 15, 2007	By:	/s/ JOHN A. MARHOFER, JR.
John A. Marhofer, Jr. Chief Financial Officer (Principal Financial Officer)

CLEVELAND BIOLABS, INC.

Dated: May 15, 2007	By:	/s/ MICHAEL FONSTEIN.
Michael Fonstein Chief Executive Officer (Principal Executive Officer)