Form 10QSB
period 2007-06-30
CLEVELAND BIOLABS INC
filed 2007-08-14
CIK 1318641

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act 1934

For the transition period from ___________ to ___________.

Commission File Number 001-12465

CLEVELAND BIOLABS, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	20-0077155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

73 High Street
BUFFALO, NEW YORK 14203
(Address of principal executive offices and zip code)

(716) 849-6810
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

YES  ☐    NO  ☒

As of June 30, 2007 there were 12,114,152 shares of registrant's common stock, $0.005 par value

Transitional Small Business Disclosure Format (Check One):  YES  ☐    NO  ☒

CLEVELAND BIOLABS INC
10-QSB
08/14/2007

In this report, “Cleveland BioLabs,” “CBL,”“we,” “us” and “our” refer to Cleveland BioLabs, Inc. “common stock” refers to Cleveland BioLabs, Inc.’s common stock, par value $0.005 per share.

CLEVELAND BIOLABS, INC.

BALANCE SHEETS

June 30, 2007 (unaudited) and December 31, 2006

	June 30	December 31
	2007	2006
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$9,587,660	$3,061,993
Short-term investments	17,999,965	1,995,836
Accounts receivable:
Trade	669,204	159,750
Interest	271,665	42,479
Notes Receivable - Orbit Brands	300,000	50,171
Other prepaid expenses	532,925	434,675
Total current assets	29,361,419	5,744,904

EQUIPMENT
Computer equipment	181,471	132,572
Lab equipment	487,313	347,944
Furniture	72,497	65,087
	741,281	545,603
Less accumulated depreciation	203,692	142,011
	537,589	403,592

OTHER ASSETS
Intellectual Property	372,016	252,978
Deposits	16,477	15,055
	388,493	268,033

TOTAL ASSETS	$30,287,501	$6,416,529

CLEVELAND BIOLABS, INC.

BALANCE SHEETS

June 30, 2007 (unaudited) and December 31, 2006

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30 2007 (unaudited)	December 31 2006

CURRENT LIABILITIES
Accounts payable:
Trade	$1,151,831	$644,806
Milestone payable (current)	250,000	-
Deferred revenue	2,000,000	-
Accrued expenses	292,008	128,569
Total current liabilities	3,693,839	773,375

LONG-TERM LIABILITIES
Milestone payable (long-term)	-	50,000
Total long-term liabilities	-	50,000

STOCKHOLDERS' EQUITY
Series B convertible preferred stock, $.005 par value
Authorized - 10,000,000 shares at June 30, 2007
and December 31, 2006	22,895	-
Issued and outstanding 4,579,010 and 0
shares at June 30, 2007 and December 31, 2006, respectively
Additional paid-in capital	28,845,232	-
Common stock, $.005 par value
Authorized - 40,000,000 shares at June 30, 2007
and December 31, 2006
Issued and outstanding 12,114,152 and 11,826,389
shares at June 30, 2007 and December 31, 2006, respectively	60,571	59,132
Additional paid-in capital	22,362,732	18,314,097
Accumulated other comprehensive income (loss)	-	(4,165)
Accumulated deficit	(24,697,768)	(12,775,910)
Total stockholders' equity	26,593,662	5,593,154

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,287,501	$6,416,529

CLEVELAND BIOLABS, INC.

STATEMENT OF OPERATIONS

Three Months and Six Months Ending June 30, 2007 and 2006 (unaudited)

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Grant	$516,007	$554,996	$787,453	$1,008,420
Service	120,000	20,000	170,000	145,000
	636,007	574,996	957,453	1,153,420

OPERATING EXPENSES
Research and Development	3,966,711	1,558,117	7,557,726	3,060,480
Selling, general and administrative	4,782,257	305,782	5,776,577	658,681
Total operating expenses	8,748,968	1,863,899	13,334,303	3,719,161

LOSS FROM OPERATIONS	(8,112,961)	(1,288,903)	(12,376,850)	(2,565,741)

OTHER INCOME
Interest Income	359,651	15,390	456,080	44,529

OTHER EXPENSE
Interest Expense	-	4,495	1,087	8,941

NET LOSS	$(7,753,310)	$(1,278,008)	$(11,921,857)	$(2,530,153)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	-	(98,644)	-	(162,800)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(7,753,310)	$(1,376,652)	$(11,921,857)	$(2,692,953)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE OF COMMON STOCK - BASIC AND DILUTED	$(0.64)	$(0.21)	$(1.00)	$(0.41)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN CALCULATING NET LOSS PER SHARE, BASIC AND DILUTED	12,024,549	6,544,150	11,939,759	6,519,913

CLEVELAND BIOLABS, INC.

STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2007 and 2006 (unaudited)

	June 30	June 30
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,921,857)	$(2,530,153)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	61,681	43,692
Noncash interest expense	-	8,941
Noncash salaries and consulting expense	3,891,458	367,197
Deferred compensation	-	4,569
Changes in operating assets and liabilities:
Accounts receivable - trade	(509,454)	-
Accounts receivable - interest	(229,014)	13,798
Other prepaid expenses	(98,250)	2,556
Deposits	(1,422)	(2,488)
Accounts payable	507,024	235,690
Deferred revenue	2,000,000	21,110
Accrued expenses	163,440	13,666
Milestone payments	200,000	50,000
Total adjustments	5,985,463	758,730
Net cash (used in) provided by operating
activities	(5,936,394)	(1,771,423)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale/(purchase) of short-term investments	(15,999,965)	1,000,000
Issuance of notes receivable	(250,000)	-
Purchase of equipment	(195,679)	(124,418)
Costs of patents pending	(119,038)	(13,540)
Net cash (used in) provided by investing activities	(16,564,682)	862,042

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock	30,020,984	-
Financing costs	(1,152,857)	(312,053)
Dividends	-	(23)
Issuance of common stock	158,616	-
Net cash (used in) provided by financing activities	29,026,743	(312,076)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	6,525,667	(1,221,456)

CASH AND EQUIVALENTS AT BEGINNING OF	3,061,993	1,223,600
PERIOD

CASH AND EQUIVALENTS AT END OF PERIOD	$9,587,660	$2,144

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the year for income taxes	$-	$-

Supplemental schedule of noncash financing activities:
Issuance of stock options to employees, consultants, and independent board members	$2,350,158	$367,197
Issuance of common stock dividend to preferred shareholders	$-	$-
Issuance of shares to consultants	$1,541,300	$-

CLEVELAND BIOLABS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Period From January 1, 2006 to December 31, 2006 and to
June 30, 2007 (unaudited)
	Stockholders' Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Penalty Shares

Balance at January 1, 2006	6,396,801	31,984	3,338,020	81,125

Issuance of shares - previously accrued penalty shares	54,060	270	80,855	(81,125)

Issuance of shares - stock dividend	184,183	922	367,445	-

Issuance of penalty shares	15,295	76	(76)	-

Issuance of shares - initial public offering	1,700,000	8,500	10,191,500	-

Fees associated with initital public offering	-	-	(1,890,444)	-

Conversion of preferred stock to common stock	3,351,219	16,756	5,291,385	-

Conversion of notes payable to common stock	124,206	621	312,382	-

Issuance of options	-	-	506,078	-

Exercise of options	625	3	2,810	-

Issuance of warrants	-	-	114,032	-

Proceeds from sales of warrants	-	-	110	-

Net loss	-	-	-	-

Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	-	-	-	-
Less reclassification adjustment for (gains) losses
included in net loss	-	-	-	-
Comprehensive loss
Balance at December 31, 2006	11,826,389	$59,132	$18,314,097	$-

Issuance of options	-	-	2,350,158	-

Issuance of Series B Preferred Shares	-	-	-	-

Fees associated with Series B Preferred offering	-	-	-	-

Issuance of restricted shares	175,000	875	1,540,425	-

Exercise of options	67,505	338	67,763	-

Exercise of warrants	45,258	226	90,289	-

Net Loss	-	-	-	-

Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	-	-	-	-
Less reclassification adjustment for (gains) losses
included in net loss	-	-	-	-
Comprehensive loss
Balance at June 30, 2007	12,114,152	$60,571	$22,362,732	$-
See accompanying notes

Stockholders' Equity

Preferred Stock
	Shares	Amount	Additional Paid-in Capital	Penalty Shares

Balance at January 1, 2006	3,051,219	15,256	4,932,885	360,000

Issuance of shares - previously accrued penalty shares	240,000	1,200	358,800	(360,000)

Issuance of shares - stock dividend	-	-	-	-

Issuance of penalty shares	60,000	300	(300)	-

Issuance of shares - initial public offering	-	-	-	-

Fees associated with initital public offering	-	-	-	-

Conversion of preferred stock to common stock	(3,351,219)	(16,756)	(5,291,385)	-

Conversion of notes payable to common stock	-	-	-	-

Issuance of options	-	-	-	-

Exercise of options	-	-	-	-

Issuance of warrants	-	-	-	-

Proceeds from sales of warrants	-	-	-	-

Net loss	-	-	-	-

Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	-	-	-	-
Less reclassification adjustment for (gains) losses
included in net loss	-	-	-	-
Comprehensive loss
Balance at December 31, 2006	-	$-	$-	$-

Issuance of options	-	-	-	-

Issuance of Series B Preferred Shares	4,288,712	21,444	29,999,540	-

Fees associated with Series B Preferred offering	290,298	1,451	(1,154,308)	-

Issuance of restricted shares	-	-	-	-

Exercise of options	-	-	-	-

Exercise of warrants	-	-	-	-

Net Loss	-	-	-	-

Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	-	-	-	-
Less reclassification adjustment for (gains) losses
included in net loss	-	-	-	-
Comprehensive loss
Balance at June 30, 2007	4,579,010	$22,895	$28,845,232	$-

See accompanying notes

	Stockholders' Equity

	Other Comprehensive Income/(Loss)	Accumulated Deficit	Total	Comprehensive Income (Loss)

Balance at January 1, 2006	(17,810)	(5,184,856)	3,556,604

Issuance of shares - previously accrued penalty shares	-	-	-

Issuance of shares - stock dividend	-	(368,410)	(43)

Issuance of penalty shares	-	-	-

Issuance of shares - initial public offering	-	-	10,200,000

Fees associated with initital public offering	-	-	(1,890,444)

Conversion of preferred stock to common stock	-	-	-

Conversion of notes payable to common stock	-	-	313,003

Issuance of options	-	-	506,078

Exercise of options	-	-	2,813

Issuance of warrants	-	-	114,032

Proceeds from sales of warrants	-	-	110

Net loss	-	(7,222,644)	(7,222,644)	(7,222,644)

Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	6,678	-	6,678	$6,678
Less reclassification adjustment for (gains) losses
included in net loss	6,967	-	6,967	$6,967
Comprehensive loss				$(7,208,999)
Balance at December 31, 2006	$(4,165)	$(12,775,910)	$5,593,154

Issuance of options	-	-	2,350,158

Issuance of Series B Preferred Shares	-	-	30,020,984

Fees associated with Series B Preferred offering	-	-	(1,152,857)

Issuance of restricted shares	-	-	-

Exercise of options	-	-	68,101

Exercise of warrants	-	-	90,515

Net Loss	-	(11,921,858)	(11,921,858)	(11,921,858)

Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	-	-	-	$-
Less reclassification adjustment for (gains) losses
included in net loss	4,165	-	4,165	$4,165
Comprehensive loss				$(11,917,693)
Balance at June 30, 2007	$-	$(24,697,768)	$26,593,662

See accompanying notes

CLEVELAND BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization

Cleveland BioLabs, Inc. (“CBL” or the “Company”) is engaged in the discovery, development and commercialization of products for cancer treatment and protection of normal tissues from radiation and toxins. The Company was incorporated under the laws of the State of Delaware on June 5, 2003 and is headquartered in Buffalo, New York. The Company's initial technological development efforts are intended to be used as powerful antidotes with a broad spectrum of applications including protection from cancer treatment side effects, radiation and hypoxia. A recent discovery found that one of its compounds increases the number of progenitor (originator) stem cells in mouse bone marrow. To date, the Company has not developed any commercial products. The Company has developed and produced biological compounds under a single commercial development contract.

Note 2. Summary of Significant Accounting Policies

A.
Basis of Presentation - The information at June 30, 2007 and June 30, 2006, and for the quarter and six-month periods ended June 30, 2007 and June 30, 2006, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with CBL’s audited financial statements for the year ended December 31, 2006, which were contained in the Company’s Annual Report on Form 10-KSB filed with the U.S. Securities and Exchange Commission.

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

D.
Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements, which generally require payment within 30 days. Management estimates an allowance for doubtful accounts which is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections. There is no allowance for doubtful accounts as of June 30, 2007 and December 31, 2006.
.

E.
Notes Receivable - On December 7, 2006 the Company entered into an agreement with the Orbit Brands Corporation (Borrower) and its subsidiaries whereby the Company would lend up to $150,000 each on two promissory notes to the Borrower at a rate of 5% per annum with a maturity date of one year. The proceeds of the loans shall be used by the Borrower solely to cover expenses associated with converting the notes into common stock and preparing the lending motions for the bankruptcy case involving the Borrower. The loans are convertible into common stock of the Borrower and its subsidiaries. As of June 30, 2007 the balance outstanding was $300,000 plus accrued interest of $5,479.

F.
Equipment - Equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally five years) using the straight-line method. Leasehold improvements are depreciated on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Major expenditures for renewals and betterments are capitalized and depreciated. Depreciation expense was $34,016, and $23,451 for the quarters ended June 30, 2007 and 2006 respectively. Depreciation expense was $61,861 and $43,692 for the six months ended June 30, 2007 and 2006, respectively.

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

A portion of this intellectual property is owned by the Cleveland Clinic Foundation (“CCF”) and granted to the Company through an exclusive licensing agreement. As part of the licensing agreement, CBL agrees to bear the costs associated with the preparation, filing and maintenance of patent applications relating to this intellectual property. If the patent application is approved, the costs paid by the Company are amortized on a straight-line basis over the shorter of 17 years or the anticipated useful life of the patent. If the patent application is not approved, the costs associated with the preparation and filing of the patent application by the Company on behalf of CCF will be expensed as part of selling, general and administrative expenses. Gross capitalized patents pending costs are $333,630 and $222,789 on behalf of CCF for 12 patent applications as of June 30, 2007 and December 31, 2006, respectively. During the quarter ended, the number of patents on behalf of CCF was reduced to 12 as one patent was combined with another. All of the CCF patent applications are still pending approval.

The Company also has submitted three patent applications as a result of intellectual property exclusively developed and owned by the Company. If the patent applications are approved, costs paid by the Company associated with the preparation, filing, and maintenance of the patents will be amortized on a straight-line basis over the shorter of 17 years or the anticipated useful life of the patent. If the patent application is not approved, the costs associated with the preparation and filing of the patent application will be expensed as part of selling, general and administrative expenses at that time. Gross capitalized patents pending costs were $38,386 and $30,189 on behalf of the Company for three patent applications as of June 30, 2007 and December 31, 2006, respectively. The patent applications are still pending approval.

I.
Line of Credit - The Company has a working capital line of credit that is fully secured by short-term investments. This fully-secured working capital line of credit carries an interest rate of prime minus 1%, a borrowing limit of $500,000, and expires on August 30, 2007. At June 30, 2007, there were no outstanding borrowings under this credit facility.

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

O.
2006 Equity Incentive Plan - On May 26, 2006, the Company's Board of Directors adopted the 2006 Equity Incentive Plan (“Plan”) to attract and retain persons eligible to participate in the Plan, motivate participants to achieve long-term Company goals, and further align participants' interests with those of the Company's other stockholders. The Plan expires on May 26, 2016 and provides for up to 2,000,000 shares of stock to be awarded. For the year ended December 31, 2006, 45,000 options were granted to independent board members. On February 14, 2007, these 2,000,000 shares were registered with the SEC by filing a Form S-8 registration statement. For the quarter ended June 30, 2007, there were 405,500 options and 175,000 shares granted under the Plan, and as of June 30, 2007 there were 570,000 stock options and 175,000 shares granted under the Plan totaling 745,000 equity instruments awarded under the Plan.

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

The fair value of each stock option granted is estimated on the grant date. The Black Scholes model is used for standard stock options, but if market conditions are present within the stock options, the company utilizes Monte Carlo simulation to value the stock options The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect the Company's experience. The Company uses a risk-free rate based on published rates from the St. Louis Federal Reserve at the time of the option grant, assumes a forfeiture rate of zero, assumes an expected dividend yield rate of zero based on the Company's intent not to issue a dividend in the foreseeable future, uses an expected life based on safe harbor method, and computes an expected volatility based on similar high-growth, publicly-traded, biotechnology companies. The Company does not include the use of its own stock in the volatility calculation at this time because of the brief history of the stock as a publicly traded security on a listed exchange. The Company recognizes the fair value of share-based compensation in net income on a straight-line basis over the requisite service period.

During the quarter ended June 30, 2007, the Company granted 405,500 stock options pursuant to stock award agreements to certain employees and key consultants. The assumptions used to value these option and warrant grants are as follows:

Quarter Ended June 30, 2007
Risk-free interest rate	4.67 - 5.18%
Expected dividend yield	0%
Expected life - Black-Scholes	5 - 6 years
Expected volatility	72.48 - 73.56%

The Company recognized a total of $1,974,858 in expense related to options for the three months ended June 30, 2007, and $2,350,158 for the six months ended June 30, 2007.

The weighted average, estimated grant date fair values of stock options granted during the quarter-ended June 30, 2007 was $5.95. The weighted average, estimated grant date fair values of stock options granted during the six months-ended June 30, 2007 was $5.93.

The following tables summarize the stock option activity for the six months ended June 30, 2007 and June 30, 2006, respectively.

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding, December 31, 2006	483,490	$2.17
Granted	525,000	$9.79
Exercised	69,000	$1.28
Forfeited, Canceled	0	n/a
Outstanding, June 30, 2007	939,490	$6.50	9.02
Exercisable, June 30, 2007	637,680	$6.02	9.03

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding, December 31, 2005	324,240	$.82
Granted	116,750	$4.50
Exercised	0	n/a
Forfeited, Canceled	0	n/a
Outstanding, June 30, 2006	440,990	$1.79	9.19
Exercisable, June 30, 2006	195,058	$1.87	9.10

In addition, the company recognized $1,541,300 in expense for shares issued under the Plan to various consultants during the six months ended June 30, 2007, all of which was recognized in the three months ended June 30. 2007 .

Q.	Net Loss Per Share - Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share for the quarters ended:

	Quarter Ended	Quarter Ended	Six-Months Ended	Six-Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Net loss available to common shareholders	$(7,753,310)	$(1,376,652)	$(11,921,857)	$(2,692,953)

Net loss per share, basic and diluted	$(.64)	$(.21)	$(1.00)	$(.41)

Weighted-average shares used in computing	12,024,549	6,544,150	11,939,759	6,519,913

The Company has excluded all outstanding warrants and options from the calculation of diluted net loss per share because all such securities are antidilutive for all applicable periods presented.

The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for warrants, was 3,456,768 and 594,424 for the quarters ended June 30, 2007 and 2006, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted earnings per share.

The total number of shares excluded from the calculations of diluted net loss per share, prior to the application of the treasury stock method for options, was 939,490 and 440,990 for the quarters ended June 30, 2007 and 2006, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted earnings per share.

R.
Concentrations of Risk - Grant revenue was comprised wholly from grants and contracts issued by the federal government and accounted for 81.1% and 96.5% of total revenue for the quarter ended June 30, 2007 and 2006, respectively. Grant revenue accounted for 82.2% and 87.4% for the six months ended June 30, 2007 and 2006, respectively. Although the Company anticipates ongoing federal grant revenue, there is no guarantee that this revenue stream will continue in the future.

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

S.
Foreign Currency Exchange Rate Risk - The Company has entered into a manufacturing agreement with a foreign third party to produce one of its drug compounds and is required to make payments in the foreign currency. As a result, the Company's financial results could be affected by changes in foreign currency exchange rates. Currently, the Company's exposure primarily exists with the Euro Dollar. As of June 30, 2007, the Company is obligated to make payments under the agreement of 527,500 Euros. The Company has established means to purchase forward contracts to hedge against this risk. As of June 30, 2007, no hedging transactions have been consummated.

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

On March 1, 2006, the Company issued 116,750 stock options to various employees and consultants of the Company under non-qualified stock option agreements. These options allow for the purchase of 116,750 shares of common stock at a price of $4.50. These options have a three-year vesting schedule and expire on February 29, 2016. See Note 4 for further details on stock option agreements.

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

On February 26, 2007, the Company issued 55,000 warrants at an exercise price of $9.19 per share, to a placement agent in connection with assistance in a potential private placement.

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

The Company also issued to the placement agents in the private placement (the “Agents”), as compensation for their services, Series B Preferred, Series B Warrants, and Series C Warrants. The Agents collectively received Series B Preferred that are convertible, upon stockholder approval, into an aggregate of 290,298 shares of common stock, Series B Warrants that are exercisable, upon stockholder approval, for an aggregate of 221,172 shares of the Company’s common stock, and Series C Warrants that are exercisable, upon stockholder approval, for 267,074 shares of the Company’s common stock. The Series C Warrants have an exercise price of $11.00 per share, and are also subject to anti-dilution protections that could increase the number of shares of common stock for which they are exercisable. An additional placement agent was granted 55,000 warrants in conjunction with the private placement.

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

On April 6, 2007, the Company issued 152,500 stock options to officers and consultants under non-qualified stock option agreements. These options are immediately exercisable and allow for the purchase of 152,500 shares of common stock at a price of $8.36. These options expire on April 6, 2017.

On April 9, 2007, the Company issued 145,000 shares of common stock to various outside consultants under the Plan.

On June 12, 2007, the Company issued 140,000 stock options to members of the Board of Directors of the Company under non-qualified stock option agreements. These options are immediately exercisable and allow for the purchase of 140,000 shares of common stock at a price of $9.40. These options expire on June 12, 2017.

On June 15, 2007, the Company issued 110,000 stock options to various key employees and consultants under non-qualified stock option agreements. These options have various vesting schedules including immediate vesting, up to three year vesting, and vesting upon the company stock price obtaining certain levels. These options allow for the purchase of 110,000 shares of common stock at a price ranging from $9.93 to $17.00. These options expire on June 15, 2017.

On June 21, 2007, the Company issued 3,000 stock options to a consultant under a non-qualified stock option agreement. These options vest over a six month period and allow for the purchase of 3,000 shares of common stock at a price of $10.84. These options expire on June 21, 2017.

On June 27, 2007, the Company issued 30,000 shares of common stock to various outside consultants under the Plan.

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

The Company is also party to three agreements that require it to make milestone payments, royalties on net sales of the Company's products and payments on sublicense income received by the Company. As of June 30, 2007, $50,000 in milestone payments have been made, and an additional $250,000 has been accrued under one of these agreements.

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues for liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. For all periods presented, the Company is not a party to any pending material litigation or other material legal proceedings.

The Company currently has operating lease commitments in place for facilities in Buffalo, New York and Chicago, Illinois as well as office equipment. The Company recognizes rent expense on a straight-line basis over the term of the related operating leases. The operating lease expenses recognized were $44,334, and $39,216 for the quarters ended June 30, 2007 and 2006, respectively, and the operating lease expense recognized were $87,932 and 71,836 for the six months ended June 30, 2007 and 2006, respectively.

Annual future minimum lease payments under present lease commitments are as follows.

Operating Leases
2007 (from July 1, 2007 through December 31, 2007)	$166,240
2008	332,995
2009	347,214
2010	339,155
2011	307,300
2012	144,000
Total	$1,636,904

The Company has entered into stock option agreements with key employees, board members and consultants with exercise prices ranging from $0.00 to $17.00. These awards were approved by our Board of Directors. The options expire ten years from the date of grant, subject to the terms applicable in the agreement.

The following tables summarize the stock option activity for the six months ended June 30, 2007 and 2006:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	483,490	$2.17
Granted	525,000	$9.79
Exercised	69,000	$1.28
Forfeited	0	n/a
Outstanding at June 30, 2007	939,490	$6.50

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	324,240	$.82
Granted	116,750	$4.50
Exercised	—	n/a
Forfeited	—	n/a
Outstanding at June 31, 2006	440,990	$1.79

The Company has entered into warrant agreements with strategic partners, consultants and investors with exercise prices ranging from $1.13 to $11.00. These awards were approved by the Board of Directors. The warrants expire between five and six years from the date of grant, subject to the terms applicable in the agreement. A list of the total warrants awarded and exercised appears below.

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2006	814,424	$3.36
Granted	2,687,602	$10.40
Exercised	45,258	$2.00
Forfeited	—	n/a
Outstanding at June 30, 2007	3,456,768	$8.85

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2005	594,424		1.61
Granted	—	$	n/a
Exercised	—		n/a
Forfeited	—		n/a
Outstanding at June 30, 2006	594,424		$1.61

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

Note 5. Subsequent Events

 No material subsequent events have occurred since the balance sheet date of June 30, 2007.

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

As in the protection regimen, a single-dose injection of Protectan CBLB502 given one hour after exposure to a lethal whole-body gamma irradiation increased the survival of rhesus monkeys from 20% in the control group to 70% in the treated group.. Radiomitigation by Protectan CBLB502 was accompanied with less severe thrombocytopenia and neutropenia as well as reduced GI damage.

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

We have submitted responses to two Requests for Information (RFI) from the Department of Health and Human Services (HHS) and National Institute of Allergy and Infectious Diseases (NIAID) addressing medical countermeasures for neutropenia (low levels of neutrophils, a type of white blood cell) and thrombocytopenia (low platelet count) arising from Acute Radiation Syndrome (ARS).

The RFI from HHS noted the agency's intention to pursue initial acquisition of 100,000 treatment courses of a medical countermeasure for neutropenia arising as a consequence of ARS. The RFI further stated that there would be options for up to an additional 100,000 treatment courses to meet the US Government's requirement of at least 200,000 treatment courses. The HHS RFI stated that a Request for Proposal (RFP) would be announced in August 2007, with proposals due in November 2007.

The RFI from NIAID requested the identification of therapeutics likely to be effective in preventing or reducing the development of thrombocytopenia, when administered after acute exposure to radiation. The NIAID RFI was distributed on behalf of the National Institutes of Health (NIH) and indicated that data obtained from this RFI would be used by the NIH in making recommendations and decisions regarding research and development of radiation countermeasures to meet the nation's biodefense needs.

Anticancer Applications

In addition to its military or other non-medical applications, we have found that Protectan CBLB502, on a preliminary research basis, has been observed to dramatically increase the efficacy of radiotherapy of experimental tumors in mice. Protectan CBLB502 appears to increase the tolerance of mice to radiation while having no effect on the radiosensitivity of tumors, thus opening the possibility of combining radiotherapy with Protectan CBLB502 treatment to improve the overall anticancer efficacy of radiotherapy. Our animal efficacy studies have demonstrated that up to 100% of mice treated with Protectan CBLB502 prior to being exposed to radiation survived, without any associated signs of toxicity. This compares to a 100% mortality rate in the animal group that received a placebo drug. While protecting mice from lethal irradiation, Protectan CBLB502 had no effect on the radiosensitivity of tumor cells.

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

In a recent study of the efficacy of Protectan CBLB612, blood from healthy mice treated by Protectan CBLB612 was transplanted into mice that received a lethal dose of radiation that killed hematopoietic (bone marrow/blood production) stem cells. A small amount of blood from the CBLB612 treated mice successfully rescued the mice with radiation-induced bone marrow stem cell deficiency. 100% of the deficient mice transplanted with blood from CBLB612 treated mice survived past the 60-day mark, while 85% of the untreated deficient mice died within the first three weeks of the experiment. The 60- day mark is considered to be the critical point in defining the presence of long-term adult bone marrow stem cells, which are capable of completely restoring lost or injured bone marrow function. The rescuing effect of the peripheral blood of the treated mice was equivalent to that of conventional bone marrow transplantation. This transplant study in particular, has advanced our research into clinical applications and suggests multiple potential uses within the field of regenerative medicine

Curaxins

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

RPCI and various agencies of the state of New York will provide us with up to $5 million of grant and other funding. We will establish a major research/clinical facility at the RPCI campus in Buffalo, New York, which will become the foundation for several of our advanced research and clinical trials. Dr. Andrei Gudkov, our Chief Scientific Officer, agreed to become Senior Vice President of Research Programming and Development for RPCI effective May 2007.

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

The Series B Preferred have an initial conversion price of $7.00 per share, and in the event of a conversion at such conversion price, one share of Series B Preferred would convert into one share of common stock. Based on the closing price of our stock on March 16, 2007 of $10.19, the Series B Preferred sold to investors and issued to certain of the Agents had a market value of $46,660,112. The Series B Warrants have an exercise price of $10.36 per share, the closing bid price on the day prior to the private placement. To the extent, however, that the conversion price of the Series B Preferred or the exercise price of the Series B Warrants is reduced as a result of certain anti-dilution protections, the number of shares of common stock into which the Series B Preferred are convertible and for which the Series B Warrants are exercisable may increase.

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

R&D Expenses

R&D costs are expensed as incurred. These expenses consist primarily of our proprietary R&D efforts, including salaries and related expenses for personnel, costs of materials used in our R&D, costs of facilities and costs incurred in connection with our third-party collaboration efforts. Pre-approved milestone payments made by us to third parties under contracted R&D arrangements are expensed when the specific milestone has been achieved. As of June 30, 2007, $50,000 has been paid for milestone payments relating to the filing of an IND with the FDA for Curaxin CBLC102 and $250,000 has been accrued as a result of commencing Phase II clinical trials for Curaxin CBLC102. The $250,000 is scheduled to be paid in August 2007 per the licensing agreement with CCF. Once a drug receives regulatory approval, we will record any subsequent milestone payments in identifiable intangible assets, less accumulated amortization, and amortize them evenly over the remaining agreement term or the expected drug life cycle, whichever is shorter. We expect our R&D expenses to increase as we continue to develop our drug candidates.

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

Through December 31, 2006, we have capitalized $252,978 in expenditures associated with the preparation, filing and maintenance of certain of our patents, which were incurred through the year ended December 31, 2006. We capitalized an additional $119,038 relating to these costs incurred for the six months ended June 30, 2007, totaling $372,016.

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

The fair value of each stock option granted is estimated on the grant date using accepted valuation techniques such as the Black Scholes Option Valuation model or Monte Carlo Simulation depending on the terms and conditions present within the specific option being valued. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect our experience. We use a risk-free rate based on published rates from the St. Louis Federal Reserve at the time of the option grant; assume a forfeiture rate of zero; assume an expected dividend yield rate of zero based on our intent not to issue a dividend in the foreseeable future; use an expected life based on the safe harbor method; and compute an expected volatility based on similar high-growth, publicly-traded, biotechnology companies. Compensation expense is recognized using the straight-line amortization method for all stock-based awards.

During the quarter ended June 30, 2007, the Company granted 405,500 options pursuant to stock award agreements to certain employees, officers, directors and key consultants.

We recognized a total of $1,974,858 and $100,513 in expense for options for the quarter ended June 30, 2007, and 2006 respectively. In addition, the Company issued 175,000 shares in awards for which it incurred $1,541,300 in compensation expense for shares issued during the quarter. The total noncash expense related to share based compensation was $3,516,158 for the quarter ended June 30, 2006.

The weighted average, estimated grant date fair values of stock options granted during the quarters ended June 30, 2007 and 2006 were $5.95 and $2.90, respectively.

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

Results of Operations

Our operating results for the past three fiscal years have been nominal. The following table sets forth our statement of operations data for the quarter and six months ended June 30, 2007 and June 30, 2006, and the year ended December 31, 2006 and December 31, 2005, and should be read in conjunction with our financial statements and the related notes appearing elsewhere in this filing and in our Annual Report on Form 10-KSB for the year ended December 31, 2006..

	Quarter Ended June 30, 2007	Quarter Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Year Ended December 31, 2006	Year Ended December 31, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$636,007	$574,996	$957,453	$1,153,420	$1,708,214	$1,138,831
Operating expenses	8,748,968	1,863,899	13,334,303	3,719,161	9,126,315	3,626,664
Net interest expense (income)	(359,651)	(10,895)	(454,993)	(35,588)	(195,457)	(101,378)
Net income (loss)	$(7,753,310)	$(1,278,008)	$(11,921,857)	$(2,530,153)	$(7,222,644)	$(2,386,455)

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenue

Revenue decreased from $1,153,420 for the six months ended June 30, 2006 to $957,453 for the six months ended June 30, 2007 representing a decrease of $195,967 or 17.0% resulting primarily from a decrease in revenue from government grants. As the term of the BioShield grant ended, the proceeds from the BioShield grant were $0 for the six months ended June 30, 2007 as compared to $941,890 for the six months ended June 30, 2006

See the table below for further details regarding the sources of our grant and government contract revenue:

Agency	Program	Amount	Period of Performance	Revenue 2007 (thru June 30)	Revenue 2006 (thru June 30)	Revenue 2006
				(unaudited)	(unaudited)
NIH	Phase I NIH SBIR program	$100,000	08/2004-04/2005
NIH	NIH SBIR Contract, Topic 186	$100,000	09/2004-03/2005
NIH	Phase I NIH STTR program	$100,000	08/2004-04/2005
DARPA	DARPA, program BAA04-12	$475,000	11/2004-08/2005
NIH	Phase I NIH SBIR program	$100,000	06/2005-01/2006
NIH	BioShield program (NIAID)	$1,500,000	07/2005-01/2007		$941,890	$1,100,293
NIH	Phase I NIH SBIR program	$100,000	08/2005-01/2006		$33,334	$33,334
NIH	Phase I NIH SBIR program	$100,000	09/2005-02/2006
NASA	Phase I NASA STTR program	$100,000	01/2006-01/2007	$33,196	$33,196	$66,393
NIH	Phase II NIH SBIR program	$750,000	07/2006-06/2008	$140,594		$212,713
NIH	NCI Contract	$750,000	09/2006-08/2008	$262,293		$90,481
DoD	DTRA Contract	$$1,300,000	03/2007-02/2009	$351,370
Totals				$787,453	$1,008,420	$1,503,214

We anticipate our revenue over the next year to be derived mainly from federal government grants and contracts and grants from Roswell Park Cancer Institute. In addition, it is common in our industry for companies to enter into licensing agreements with large pharmaceutical companies. To the extent we enter into such licensing arrangements, we may receive additional revenue from licensing fees.

Operating Expenses

Operating expenses have historically consisted of costs relating to R&D and general and administrative expenses, which include fees and expenses associated with patent applications. R&D expenses have consisted mainly of supporting our R&D teams, process development, and sponsored research at the Cleveland Clinic, clinical trials and consulting fees. General and administrative expenses include all corporate and administrative functions that serve to support our current and future operations while also providing an infrastructure to support future growth. Major items in this category include management and staff salaries, rent/leases, professional services and travel-related expenses. We expect these expenses to increase as a result of increased legal and accounting fees anticipated in connection with our compliance with ongoing reporting and accounting requirements of the SEC and the expansion of our business.

Operating expenses increased from $3,719,161 for the six months ended June 30, 2006 to $13,334,303 for the six months ended June 30, 2007, an increase of $9,615,142 or 258.5%. The Company recognized a total of $3,891,458 of noncash compensation for stock based compensation for the six months ended June 30, 2007 compared to $367,197 for the six months ended June 30, 2006 noncash stock based compensation. If these noncash, stock based compensation expenses were excluded, operating expenses would have increased from $3,351,964 for the six months ended June 30, 2006 to $9,442,844 for the six months ended June 30, 2007. This represents an increase in operating expenses of $6,090,880 or 181.7%

This increase in operating expenses resulted in part from an increase in R&D expenses from $3,060,480 for the six months ended June 30, 2006 to $7,557,726 for the six months ended June 30, 2007. This represents an increase of $4,487,246 or 146.9%. This increase was due to enhanced research activities and development activities such as the number and size of clinical trials and the manufacture of CBLB502. The Company recognized a total of $285,941 of noncash compensation for R & D stock based compensation for the six months ended June 30, 2006 compared to $614,742 for the six months ended June 30, 2007 in R & D stock based compensation. Without the noncash stock based compensation, the R&D expenses increased from $2,774,539 for the six months ended June 30, 2006 to $6,942,984 for the six months ended June 30, 2007; an increase of $4,168,445 or 150.2%.

Selling, general and administrative costs increased from $658,681 for the six months ended June 30, 2006 to $5,776,577 for the six months ended June 30, 2007. This represents an increase of $5,117,896 or 777.0%. The Company recognized a total of $81,256 of noncash compensation for selling, general and administrative stock based compensation for the six months ended June 30, 2006 compared to $3,276,716 for the six months ended June 30, 2007 in R & D stock based compensation Without the noncash stock based compensation the selling, general and administrative expenses increased from $577,425 for the six months ended June 30, 2006 to $2,499,861 for the six months ended June 30, 2007; an increase of $1,922,436 or 332.9%. The higher general and administrative expenses were incurred as a result of operating as a public company, creating and improving the infrastructure of the Company, and incurring costs related to the relocation of the company headquarters and research facilities to Buffalo, New York.

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

Liquidity and Capital Resources

We have incurred annual operating losses since our inception, and, as of June 30, 2007, we had an accumulated deficit of $24,697,768. Our principal sources of liquidity have been cash provided by sales of our securities and government grants. Our principal uses of cash have been R&D and working capital. We expect our future sources of liquidity to be primarily government grants, licensing fees and milestone payments in the event we enter into licensing agreements with third parties, and research collaboration fees in the event we enter into research collaborations with third parties.

Net cash used in operating activities totaled $5,936,394 for the six months ended June 30, 2007, compared to $1,771,423 used in operating activities for the same period in 2006. Net cash used in operating activities totaled $6,653,602 for the year ended December 31, 2006, compared to $1,730,513 used in operating activities for the same period in. For all periods, the increase in cash used was primarily attributable to increased R&D activities and creating and maintaining the infrastructure necessary to support these R&D activities.

Net cash used in investing activities was $16,564,682 for the six months ended June 30, 2007 and net cash provided by investing activities was $862,042 for the same period in 2006. The increase in cash used for investing activities resulted primarily from the investment of $17,999,965 in short-term commercial paper of the cash proceeds generated in the private placement offering. Net cash used in investing activities was $14,281 for the year ended December 31, 2006 and $2,805,113 used for the same period in 2005. The decrease in cash used for investing activities resulted primarily from the maturing of short-term investments that converted to cash.

Net cash provided by financing activities totaled $29,026,743 for the six months ended June 30, 2007, compared to net cash used in financing activities of $312,076 for the same period in 2006. The increase in cash provided by financing activities was attributed to the proceeds from the issuance of preferred stock and warrants in the private placement. Net cash provided by financing activities totaled $8,523,414 for the year ended December 31, 2006, compared to $5,647,347 provided by financing activities for the same period in 2005. The increase in cash provided by financing activities was attributed to the proceeds from the issuance of common stock from the initial public offering.

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

As of June 30, 2007, we have paid $50,000 for the milestone payment relating to the filing of the IND application for Curaxin CBLC102 and accrued $250,000 for commencing Phase II clinical trials for Curaxin CBLC102. The $50,000 milestone payment was made May 3, 2007 and the $250,000 milestone is scheduled to be paid in August, 2007 as per the terms of the agreement.

Our agreement with the CCF also provides for payment by us to CCF of royalty payments calculated as a percentage of the net sales of the drug candidates ranging from 1-2%, and sublicense royalty payments calculated as a percentage of the royalties received from the sublicenses ranging from 5-35%. However, any royalty payments and sublicense royalty payments assume that we will be able to commercialize our drug candidates, which are subject to numerous risks and uncertainties, including those associated with the regulatory approval process, our R&D process and other factors. Each of the above milestone payments, royalty payments and sublicense royalty payments was accrued until CCF owns less than five percent of our common stock on a fully-diluted basis or we receive more than $30,000,000 in funding and/or revenues from sources other than CCF, which have occurred with the completion of the private offering.

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

Impact of Exchange Rate Fluctuations

We believe that our results of operations are somewhat dependent upon moderate changes in foreign currency exchange rates. We have entered into a manufacturing agreement with a foreign third party to produce one of its drug compounds and are required to make payments in the foreign currency. We also expect to enter into additional agreements with foreign third parties, increasing the risk. As a result, our financial results could be affected by changes in foreign currency exchange rates. Currently, our exposure primarily exists with the Euro. As of June 30, 2007, we are obligated to make payments under the agreement of 527,500 Euros. We have established means to purchase forward contracts to hedge against this risk. As of June 30, 2007, no hedging transactions have been consummated

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3: Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings

 As of June 30, 2007, we are not a party to any litigation or other legal proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

At the June 12, 2007 annual stockholders meeting, the vote of the outstanding shares of capital stock entitled to vote and cast in person or by proxy was as follows:

Election of Directors:

	Votes Cast
	For	Withheld
James J. Antal	10,755,965	76,236
Paul E. DiCorleto	10,760,965	71,236
Michael Fonstein	10,760,640	71,561
Andrei Gudkov	10,760,640	71,561
Bernard L. Kasten	10,760,965	71,236
Yakov Kogan	10,760,965	71,236
H. Daniel Perez	10,760,965	71,236

Ratification of selection of Meaden & Moore Ltd. as Independent Registered Public Accounting Firm:

Votes Cast
For	Against	Abstain
10,805,147	6,115	20,939

Approval of issuance of Common Stock issuable upon conversion of Series B Preferred Stock or upon exercise of Series B Warrants and Series C Warrants:

Votes Cast
For	Against	Abstain
8,358,040	148,891	21,685

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

CLEVELAND BIOLABS, INC.

Dated: August 14, 2007	By:	/s/ MICHAEL FONSTEIN.
Michael Fonstein Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2007	By:	/s/ JOHN A. MARHOFER, JR.
John A. Marhofer, Jr. Chief Financial Officer (Principal Financial Officer)