Form 10QSB
period 2007-09-30
CLEVELAND BIOLABS INC
filed 2007-11-14
CIK 1318641

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

YES ☐    NO ☒

As of September 30, 2007 there were 12,182,748 shares of registrant's common stock, $0.005 par value

Transitional Small Business Disclosure Format (Check One):  YES ☐    NO ☒

CLEVELAND BIOLABS INC
10-QSB
11/14/2007

In this report, “Cleveland BioLabs,” “CBLI,” “we,” “us” and “our” refer to Cleveland BioLabs, Inc. “common stock” refers to Cleveland BioLabs, Inc.’s common stock, par value $0.005 per share.

CLEVELAND BIOLABS, INC.

BALANCE SHEETS

September 30, 2007 (unaudited) and December 31, 2006

	September 30	December 31
	2007	2006
ASSETS	(unaudited)

CURRENT ASSETS
Cash and equivalents	$20,278,556	$3,061,993
Short-term investments	1,003,869	1,995,836
Accounts receivable:
Trade	644,539	159,750
Interest	44,179	42,479
Notes receivable - Orbit Brands	-	50,171
Prepaid expenses	266,769	434,675
Total current assets	22,237,912	5,744,904

EQUIPMENT
Computer equipment	250,527	132,572
Lab equipment	886,731	347,944
Furniture	91,885	65,087
	1,229,143	545,603
Less accumulated depreciation	252,990	142,011
Construction in progress	147,889	-
	1,124,042	403,592

OTHER ASSETS
Intellectual property	406,395	252,978
Deposits	27,447	15,055
	433,842	268,033

TOTAL ASSETS	$23,795,796	$6,416,529

CLEVELAND BIOLABS, INC.

BALANCE SHEETS

September 30, 2007 (unaudited) and December 31, 2006

	September 30	December 31
	2007	2006
LIABILITIES AND STOCKHOLDERS' EQUITY	(unaudited)

CURRENT LIABILITIES
Accounts payable	$965,369	$644,806
Deferred revenue	1,846,763	-
Accrued expenses	397,991	128,569
Total current liabilities	3,210,123	773,375

LONG-TERM LIABILITIES
Milestone payable (long-term)	-	50,000
Total long-term liabilities	-	50,000

STOCKHOLDERS' EQUITY
Series B convertible preferred stock, $.005 par value
Authorized - 10,000,000 shares at September 30, 2007
and December 31, 2006
Issued and outstanding 4,579,010 and 0
shares at September 30, 2007 and December 31, 2006, respectively	22,895	-
Additional paid-in capital	28,845,232	-
Common stock, $.005 par value
Authorized - 40,000,000 shares at September 30, 2007
and December 31, 2006
Issued and outstanding 12,182,748 and 11,826,389
shares at September 30, 2007 and December 31, 2006, respectively	60,914	59,132
Additional paid-in capital	22,949,868	18,314,097
Accumulated other comprehensive income (loss)	-	(4,165)
Accumulated deficit	(31,293,236)	(12,775,910)
Total stockholders' equity	20,585,673	5,593,154

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,795,796	$6,416,529

CLEVELAND BIOLABS, INC.

STATEMENT OF OPERATIONS

Three Months and Nine Months Ending September 30, 2007 and 2006 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Grant	$540,544	$263,368	$1,327,996	$1,271,787
Service	120,000	60,000	290,000	205,000
	660,544	323,368	1,617,996	1,476,787

OPERATING EXPENSES
Research and development	4,105,480	1,281,055	11,663,054	4,341,535
Selling, general and administrative	1,442,669	708,776	6,968,565	1,367,457
Total operating expenses	5,548,149	1,989,831	18,631,619	5,708,992

LOSS FROM OPERATIONS	(4,887,605)	(1,666,463)	(17,013,623)	(4,232,205)

OTHER INCOME
Interest income	305,568	81,189	761,648	125,719
Sublease revenue	1,771	-	1,771	-

OTHER EXPENSE
Interest expense	-	2,257	1,087	11,198
Corporate relocation	901,964		1,152,643
Loss on investment	305,479	-	305,479	-

NET LOSS	(5,787,709)	(1,587,531)	(17,709,413)	(4,117,684)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(807,913)	(22,035)	(807,913)	(215,933)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(6,595,622)	$(1,609,566)	$(18,517,326)	$(4,333,617)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS
PER SHARE OF COMMON STOCK - BASIC AND
DILUTED	$(0.54)	$(0.15)	$(1.54)	$(0.55)

WEIGHTED AVERAGE NUMBER OF SHARES USED
IN CALCULATING NET LOSS PER SHARE, BASIC AND DILUTED	12,148,718	10,681,032	12,010,177	7,922,195

CLEVELAND BIOLABS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Period From January 1, 2006 to December 31, 2006 and to
September 30, 2007 (unaudited)
	Stockholders' Equity
	Common Stock
			Additional
			Paid-in	Penalty
	Shares	Amount	Capital	Shares
Balance at January 1, 2006	6,396,801.00	31,984	3,338,020	81,125

Issuance of shares - previously accrued penalty shares	54,060	270	80,855	(81,125)

Issuance of shares - stock dividend	184,183	922	367,445	-

Issuance of penalty shares	15,295	76	(76)	-

Issuance of shares - initial public offering	1,700,000	8,500	10,191,500	-

Fees associated with initital public offering	-	-	(1,890,444)	-

Conversion of preferred stock to common stock	3,351,219	16,756	5,291,385	-

Conversion of notes payable to common stock	124,206	621	312,382	-

Issuance of options	-	-	506,078	-

Exercise of options	625	3	2,810	-

Issuance of warrants	-	-	114,032	-

Proceeds from sales of warrants	-	-	110	-

Net loss	-	-	-	-

Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	-	-	-	-
Less reclassification adjustment for (gains) losses
included in net loss	-	-	-	-
Comprehensive loss
Balance at December 31, 2006	11,826,389	$59,132	$18,314,097	$-

Issuance of options	-	-	2,745,287	-

Issuance of Series B Preferred Shares	-	-	-	-

Fees associated with Series B Preferred offering	-	-	-	-

Issuance of restricted shares	190,000	950	1,699,500	-

Exercise of options	118,296	591	100,709	-

Exercise of warrants	48,063	240	90,275	-

Dividends on Series B Preferred Shares	-	-	-	-

Net Loss	-	-	-	-

Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	-	-	-	-
Less reclassification adjustment for (gains) losses
included in net loss	-	-	-	-
Comprehensive loss
Balance at September 30, 2007	12,182,748	$60,914	$22,949,868	$-

CLEVELAND BIOLABS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Period From January 1, 2006 to December 31, 2006 and to
September 30, 2007 (unaudited)
Stockholders' Equity
Preferred Stock
Additional
			Paid-in	Penalty
	Shares	Amount	Capital	Shares
Balance at January 1, 2006	3,051,219	15,256	4,932,885	360,000

Issuance of shares - previously accrued penalty shares	240,000	1,200	358,800	(360,000)

Issuance of shares - stock dividend	-	-	-	-

Issuance of penalty shares	60,000	300	(300)	-

Issuance of shares - initial public offering	-	-	-	-

Fees associated with initital public offering	-	-	-	-

Conversion of preferred stock to common stock	(3,351,219)	(16,756)	(5,291,385)	-

Conversion of notes payable to common stock	-	-	-	-

Issuance of options	-	-	-	-

Exercise of options	-	-	-	-

Issuance of warrants	-	-	-	-

Proceeds from sales of warrants	-	-	-	-

Net loss	-	-	-	-

Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	-	-	-	-
Less reclassification adjustment for (gains) losses
included in net loss	-	-	-	-
Comprehensive loss
Balance at December 31, 2006	-	$-	$-	$-

Issuance of options	-	-	-	-

Issuance of Series B Preferred Shares	4,288,712	21,444	29,999,540	-

Fees associated with Series B Preferred offering	290,298	1,451	(1,154,308)	-

Issuance of restricted shares	-	-	-	-

Exercise of options	-	-	-	-

Exercise of warrants	-	-	-	-

Dividends on Series B Preferred Shares	-	-	-	-

Net Loss	-	-	-	-

Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	-	-	-	-
Less reclassification adjustment for (gains) losses
included in net loss	-	-	-	-
Comprehensive loss
Balance at September 30, 2007	4,579,010	$22,895	$28,845,232	$-

CLEVELAND BIOLABS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Period From January 1, 2006 to December 31, 2006 and to
September 30, 2007 (unaudited)
	Stockholders' Equity

	Other			Comprehensive
	Comprehensive	Accumulated		Income
	Income/(Loss)	Deficit	Total	(Loss)
Balance at January 1, 2006	(17,810)	(5,184,856)	3,556,604

Issuance of shares - previously accrued penalty shares	-	-	-

Issuance of shares - stock dividend	-	(368,410)	(43)

Issuance of penalty shares	-	-	-

Issuance of shares - initial public offering	-	-	10,200,000

Fees associated with initital public offering	-	-	(1,890,444)

Conversion of preferred stock to common stock	-	-	-

Conversion of notes payable to common stock	-	-	313,003

Issuance of options	-	-	506,078

Exercise of options	-	-	2,813

Issuance of warrants	-	-	114,032

Proceeds from sales of warrants	-	-	110

Net loss	-	(7,222,644)	(7,222,644)	(7,222,644)

Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	6,678	-	6,678	$6,678
Less reclassification adjustment for (gains) losses
included in net loss	6,967	-	6,967	$6,967
Comprehensive loss				$(7,208,999)
Balance at December 31, 2006	$(4,165)	$(12,775,910)	$5,593,154

Issuance of options	-	-	2,745,287

Issuance of Series B Preferred Shares	-	-	30,020,984

Fees associated with Series B Preferred offering	-	-	(1,152,857)

Issuance of restricted shares	-	-	1,700,450

Exercise of options	-	-	101,300

Exercise of warrants	-	-	90,515

Dividends on Series B Preferred Shares	-	(807,913)	(807,913)

Net Loss	-	(17,709,413)	(17,709,413)	(17,709,413)

Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	-	-	-	$-
Less reclassification adjustment for (gains) losses
included in net loss	4,165	-	4,165	$4,165
Comprehensive loss				$(17,705,248)
Balance at September 30, 2007	$-	$(31,293,236)	$20,585,673

CLEVELAND BIOLABS, INC.

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2007 and 2006 (unaudited)

	September 30	September 30
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,709,413)	$(4,117,684)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	110,979	68,204
Noncash interest expense	-	9,929
Noncash salaries and consulting expense	4,445,737	439,684
Deferred compensation	-	4,852
Loss on investments	305,479	-
Changes in operating assets and liabilities:
Accounts receivable - trade	(484,789)	(76,644)
Accounts receivable - interest	(7,008)	(5,170)
Prepaid expenses	167,907	(132,729)
Deposits	(12,392)	(3,055)
Accounts payable	320,563	308,797
Deferred revenue	1,846,763	(100,293)
Accrued expenses	269,424	15,596
Milestone payments	(50,000)	50,000
Total adjustments	6,912,663	579,172
Net cash (used by) provided by operating
activities	(10,796,750)	(3,538,512)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale/(purchase) of short-term investments	996,131	(500,000)
Issuance of notes receivable	(250,000)	-
Purchase of equipment	(831,430)	(143,693)
Costs of patents pending	(153,417)	(106,059)
Net cash (used in) provided by investing activities	(238,716)	(749,752)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock	30,020,984	-
Financing costs	(1,152,857)	(1,679,456)
Dividends	(807,913)	(43)
Issuance of common stock	-	10,200,000
Exercise of stock options	101,300	2,813
Exercise of warrants	90,515	-
Issuance of warrants	-	100
Net cash (used in) provided by financing activities	28,252,029	8,523,413

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	17,216,563	4,235,149

CASH AND EQUIVALENTS AT BEGINNING OF	3,061,993	1,206,462
PERIOD

CASH AND EQUIVALENTS AT END OF PERIOD	$20,278,556	$5,441,611

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,087	$1,269
Cash paid during the year for income taxes	$-

Supplemental schedule of noncash financing activities:
Issuance of stock options to employees, consultants, and independent board members	$2,745,287	$439,684
Issuance of shares to consultants	$1,700,450	$-
Issuance of common stock dividend to preferred shareholders	$-	$368,366
Conversion of notes payable and accrued interest to common stock	$-	$313,003
Conversion of preferred stock to common stock	$-	$5,308,142

CLEVELAND BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization

Cleveland BioLabs, Inc. (“CBLI” or the “Company”) is engaged in the discovery, development and commercialization of products for cancer treatment and protection of normal tissues from radiation and toxins. The Company was incorporated under the laws of the State of Delaware on June 5, 2003 and is headquartered in Buffalo, New York. The Company's initial technological development efforts are intended to be used as powerful antidotes with a broad spectrum of applications including protection from cancer treatment side effects, radiation and hypoxia. A recent discovery found that one of its compounds increases the number of progenitor (originator) stem cells in mouse bone marrow. To date, the Company has not developed any commercial products. The Company has developed and produced biological compounds under a single commercial development contract.

Note 2. Summary of Significant Accounting Policies

A.
Basis of Presentation - The information at September 30, 2007 and September 30, 2006, and for the quarter and nine-month periods ended September 30, 2007 and September 30, 2006, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with CBLI’s audited financial statements for the year ended December 31, 2006, which were contained in the Company’s Annual Report on Form 10-KSB filed with the U.S. Securities and Exchange Commission.

B.
Cash and Equivalents - The Company considers highly liquid investments with a maturity date of three months or less to be cash equivalents. In addition, the Company maintains cash and equivalents at financial institutions, which may exceed federally insured amounts at times and which may, at times, significantly exceed balance sheet amounts due to outstanding checks.

C.
Marketable Securities and Short Term Investments - The Company considers investments with a maturity date of more than three months to be short-term investments and has classified these securities as available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as accumulated other comprehensive income (loss) in stockholders' equity. The cost of available-for-sale securities sold is determined based on the specific identification method.

D.
Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements, which generally require payment within 30 days. Management estimates an allowance for doubtful accounts which is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections. There is no allowance for doubtful accounts as of September 30, 2007 and December 31, 2006.

E.
Notes Receivable - On December 7, 2006, the Company entered into an agreement with the Orbit Brands Corporation (Borrower) and its subsidiaries whereby the Company would lend up to $150,000 each on two promissory notes to the Borrower at a rate of 5% per annum with a maturity date of one year. The proceeds of the loans were to be used by the Borrower solely to cover expenses associated with converting the notes into common stock and preparing the lending motions for the bankruptcy case involving the Borrower. The loans were convertible into common stock of the Borrower and its subsidiaries. At September 30, 2007, the Company wrote off the balance outstanding of $300,000 plus accrued interest of $5,479 due to the fact that the Securities and Exchange Commission has initiated proceedings to permanently suspend trading in the shares of Borrower and to revoke its registration under the Securities Exchange Act of 1934. In addition, Borrower does not appear to have sufficient funds to emerge from its bankruptcy proceedings.

F.
Equipment - Equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally five years) using the straight-line method. Leasehold improvements are depreciated on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Major expenditures for renewals and betterments are capitalized and depreciated. Depreciation expense was $49,298, and $24,514 for the quarters ended September 30, 2007 and 2006, respectively. Depreciation expense was $110,979 and $68,206 for the nine months ended September 30, 2007 and 2006, respectively.

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

A portion of this intellectual property is owned by the Cleveland Clinic Foundation (“CCF”) and granted to the Company through an exclusive licensing agreement. As part of the licensing agreement, CBLI agrees to bear the costs associated with the preparation, filing and maintenance of patent applications relating to this intellectual property. If the patent application is approved, the costs paid by the Company are amortized on a straight-line basis over the shorter of 17 years or the anticipated useful life of the patent. If the patent application is not approved, the costs associated with the preparation, filing and maintenance of the patent application by the Company on behalf of CCF will be expensed as part of selling, general and administrative expenses. Gross capitalized patents pending costs were $366,918 and $222,789 on behalf of CCF for 12 patent applications as of September 30, 2007 and December 31, 2006, respectively. All of the CCF patent applications are still pending approval.

The Company also has submitted three patent applications as a result of intellectual property exclusively developed and owned by the Company. If the patent applications are approved, costs paid by the Company associated with the preparation, filing, and maintenance of the patents will be amortized on a straight-line basis over the shorter of 17 years or the anticipated useful life of the patent. If the patent application is not approved, the costs associated with the preparation, filing and maintenance of the patent application will be expensed as part of selling, general and administrative expenses at that time. Gross capitalized patents pending costs were $39,478 and $30,189 on behalf of the Company for three patent applications as of September 30, 2007 and December 31, 2006, respectively. The patent applications are still pending approval.

I.
Line of Credit - The Company has a working capital line of credit that is fully secured by short-term investments. This fully-secured, working capital line of credit carries an interest rate of prime minus 1%, a borrowing limit of $1,000,000, and expires on September 25, 2008. At September 30, 2007, there were no outstanding borrowings under this credit facility.

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

Revenues from government grants and contracts are for research and development purposes and are recognized in accordance with the terms of the award and the government agency. Grant revenue is recognized in one of two different ways depending on the grant. Cost reimbursement grants require us to submit proof of costs incurred that are invoiced by us to the government agency, which then pays the invoice. In this case, grant revenue is recognized at the time of submitting the invoice to the government agency. Fixed cost grants require no proof of costs and are paid as a request for payment is submitted for expenses. The grant revenue under these fixed costs grants is recognized using a percentage-of-completion method, which uses assumptions and estimates. These assumptions and estimates are developed in coordination with the principal investigator performing the work under the government fixed-cost grants to determine key milestones, expenses incurred, and deliverables to perform a percentage-of-completion analysis to ensure that revenue is appropriately recognized. Critical estimates involved in this process include total costs incurred and anticipated to be incurred during the remaining life of the grant.

Government contract revenue is recognized periodically upon delivery of an invoice for allowable R&D expenses according to the terms of the contract. The Company has recognized grant revenue from the following agencies: the U.S. Army (DARPA), National Aeronautics and Space Administration (NASA), the National Institutes of Health (NIH) and the Department of Health and Human Services (HHS). The Company has also begun recognizing revenue from a sponsored research agreement with Roswell Park Cancer Institute. This agreement was funded by the State of New York as part of the incentive for the Company to relocate its corporate headquarters and research facilities to Buffalo, New York. Commercial development revenues are recognized when the service or development is delivered.

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

The Company received $2,000,000 in funds from the Roswell Park Cancer Institute during the second quarter of 2007 and is recognizing this revenue over the terms and conditions of the sponsored research agreement. For the quarter ended September 30, 2007, the Company recognized $153,238 of this revenue resulting in a balance of deferred revenue of $1,846,763 at September 30, 2007. At September 30, 2006, the Company had no deferred revenue.

N.
Research and Development - Research and development expenses consist primarily of costs associated with salaries and related expenses for personnel, costs of materials used in R&D, costs of facilities and costs incurred in connection with third-party collaboration efforts. Expenditures relating to research and development are expensed as incurred.

O.
2006 Equity Incentive Plan - On May 26, 2006, the Company's Board of Directors adopted the 2006 Equity Incentive Plan (“Plan”) to attract and retain persons eligible to participate in the Plan, motivate participants to achieve long-term Company goals, and further align participants' interests with those of the Company's other stockholders. The Plan expires on May 26, 2016 and the aggregate number of shares of stock which may be delivered under the Plan shall not exceed 2,000,000 shares. On February 14, 2007, these 2,000,000 shares were registered with the SEC by filing a Form S-8 registration statement. For the quarter ended September 30, 2007, there were 18,000 options and 15,000 shares granted under the Plan, and as of September 30, 2007 there were 588,000 stock options and 190,000 shares granted under the Plan totaling 778,000 equity instruments awarded under the Plan.

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

The fair value of each stock option granted is estimated on the grant date. The Black Scholes model is used for standard stock options, but if market conditions are present within the stock options, the Company utilizes Monte Carlo simulation to value the stock options. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect the Company's experience. The Company uses a risk-free rate published by the St. Louis Federal Reserve at the time of the option grant, assumes a forfeiture rate of zero, assumes an expected dividend yield rate of zero based on the Company's intent not to issue a dividend in the foreseeable future, uses an expected life based on the safe harbor method, and computes an expected volatility based on similar high-growth, publicly-traded, biotechnology companies. The Company does not include the use of its own stock in the volatility calculation at this time because of the brief history of the stock as a publicly traded security on a listed exchange. The Company recognizes the fair value of share-based compensation in net income on a straight-line basis over the requisite service period.

During the quarter ended September 30, 2007, the Company granted 18,000 additional stock options pursuant to a stock award agreement. The Company recognized a total of $395,129 in expense related to options for the three months ended September 30, 2007, and $2,745,287 for the nine months ended September 30, 2007.

The weighted average, estimated grant date fair values of stock options granted during the quarter ended September 30, 2007 was $4.95. The weighted average, estimated grant date fair values of stock options granted during the nine months ended September 30, 2007 was $5.90.

The following tables summarize the stock option activity for the nine months ended September 30, 2007 and September 30, 2006, respectively.

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding, December 31, 2006	483,490	$2.17
Granted	543,000	$9.82
Exercised	124,000	$1.35
Forfeited, Canceled	0	n/a
Outstanding, September 30, 2007	902,490	$6.89	8.77
Exercisable, September 30, 2007	599,930	$6.58	8.78

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding, December 31, 2005	324,240	$.82
Granted	161,750	$4.92
Exercised	625	$4.50
Forfeited, Canceled	1,875	$4.50
Outstanding, September 30, 2006	483,490	$2.17	9.02
Exercisable, September 30, 2006	239,433	$2.27	9.03

In addition, the Company recognized $1,700,450 in expense for shares issued under the Plan to various consultants during the nine months ended September 30, 2007. During the quarter ended September 30, 2007 the Company recognized $159,150 in compensation expense for shares issued to a key consultant under the Plan. For the quarter and nine months ended September 30, 2006 there was no compensation expense recognized for share issuance.

Q.
Other Expense - The Company recognizes those expenses that cannot be traced directly to operations as Other Expense in accordance with FASB guidelines. The Company recognized Other Expense for the following items:

For the quarter ended September 30, 2007, the Company recognized $901,964 in Other Expense due to the relocation of the corporate headquarters and research facilities to Buffalo, New York. For the nine months ended September 30, 2007 the Company recognized $1,152,643 in Other Expense due to this relocation.

The Company recognized $305,479 in Other Expense for the quarter and nine months ended September 30, 2007 for the loss on the investment in Notes Receivable from the Orbit Brands Corporation as described in Note E above.

For the quarters ended September 30, 2007 and 2006, the Company recognized $0 and $2,257 in Other Expense due to interest charges, respectively. For the nine months ended September 30, 2007 and 2006, the Company recognized $1,087 and $11,198 in Other Expense due to interest charges, respectively.

R.	Net Loss Per Share - Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share for the quarters and nine months ended September 30, 2007 and 2006:

	Quarter Ended	Quarter Ended	Nine-Months Ended	Nine-Months Ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006

Net loss available to common shareholders	$(6,595,622)	$(1,609,565)	$(18,517,326)	$(4,333,617)

Net loss per share, basic and diluted	$(.54)	$(.15)	$(1.54)	$(.55)

Weighted-average shares used in computing	12,148,718	10,681,032	12,010,177	7,922,195

The Company has excluded all outstanding warrants and options from the calculation of diluted net loss per share because all such securities are antidilutive for all applicable periods presented.

The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for warrants, was 3,453,268 and 764,424 for the quarters and nine months ended September 30, 2007 and 2006, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted earnings per share.

The total number of shares excluded from the calculations of diluted net loss per share, prior to the application of the treasury stock method for options, was 902,490 and 483,490 for the quarters and nine months ended September 30, 2007 and 2006, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted earnings per share.

S.
Concentrations of Risk - Grant revenue was comprised wholly from grants and contracts issued by the federal government and accounted for 81.8% and 81.4% of total revenue for the quarter ended September 30, 2007 and 2006, respectively. Grant revenue accounted for 82.1% and 86.1% for the nine months ended September 30, 2007 and 2006, respectively. Although the Company anticipates ongoing federal grant revenue, there is no guarantee that this revenue stream will continue in the future.

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

T.
Foreign Currency Exchange Rate Risk - The Company has entered into a manufacturing agreement with a foreign third party to produce one of its drug compounds and is required to make payments in the foreign currency. As a result, the Company's financial results could be affected by changes in foreign currency exchange rates. Currently, the Company's exposure primarily exists with the Euro. As of September 30, 2007, the Company is obligated to make payments under the agreement of 537,017 Euros. The Company has established means to purchase forward contracts to hedge against this risk. As of September 30, 2007, the Company has commitments for 197,847 Euros of hedging transactions.

U.
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

On July 20, 2006, the Company sold 1,700,000 shares of common stock in its initial public offering at $6.00 per share. The net proceeds to the Company from this offering were approximately $8,300,000. Beginning July 21, 2006, the Company's shares were quoted on the Nasdaq Capital Market and listed on the Boston Stock Exchange under the symbols “CBLI” and “CFB” respectively. On August 28, 2007, trading of the Company’s common stock moved from the Nasdaq Capital Market to the Nasdaq Global Market. In September 2007, the Company ceased its listing on the Boston Stock Exchange. In connection with its initial public offering, the Company sold warrants to purchase 170,000 shares of common stock to the underwriters and their designees at a cost of $100.00. The warrants have an exercise price of $8.70 per share.

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

On November 16, 2006, the Company issued 50,000 warrants to an outside consultant. These warrants are immediately exercisable into common shares of the Company and have an exercise price of $6.00 per share and an expiration date of November 16, 2011.

On February 14, 2007, the Company issued 99,500 stock options to various employees and consultants of the Company under non-qualified stock option agreements. These options allow for the purchase of 99,500 shares of common stock at a price of $9.14. These options have various vesting schedules from immediate vesting to three years and expire on February 14, 2017.

On February 26, 2007, the Company issued 55,000 warrants at an exercise price of $9.19 per share, to a placement agent as incentive for work on the upcoming private placement offering.

On March 16, 2007, the Company entered into a Securities Purchase Agreement with various accredited investors (the “Buyers”), pursuant to which the Company agreed to sell to the Buyers Series B Convertible Preferred Stock (“Series B Preferred”) convertible into an aggregate of 4,288,712 shares of common stock and Series B Warrants that are exercisable for an aggregate of 2,144,356 shares of common stock. The Series B Preferred have an initial conversion price of $7.00 per share, and in the event of a conversion at such conversion price, one share of Series B Preferred would convert into one share of common stock. The Series B Warrants have an exercise price of $10.36 per share, the closing bid price on the day prior to the private placement. To the extent, however, that the conversion price of the Series B Preferred or the exercise price of the Series B Warrants is reduced as a result of certain anti-dilution protections, the number of shares of common stock into which the Series B Preferred are convertible and for which the Series B Warrants are exercisable may increase.

The Company also issued to the placement agents in the private placement (the “Agents”), as compensation for their services, Series B Preferred, Series B Warrants, and Series C Warrants. The Agents collectively received Series B Preferred that are convertible into an aggregate of 290,298 shares of common stock, Series B Warrants that are exercisable for an aggregate of 221,172 shares of the Company’s common stock, and Series C Warrants that are exercisable for 267,074 shares of the Company’s common stock. The Series C Warrants have an exercise price of $11.00 per share, and are also subject to anti-dilution protections that could increase the number of shares of common stock for which they are exercisable.

In total, the securities issued in the private placement will be convertible into, or exercisable for, up to approximately 7,211,612 shares of common stock, which amount is subject to adjustment in the event of certain corporate events such as stock splits or issuances of securities at a price below the conversion price of the Series B Preferred or exercise price of the warrants, as the case may be. On September 13, 2007, the Company paid $807,913 to the Series B Preferred stockholders for the semiannual dividend.

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

On June 12, 2007, the Company issued a total of 140,000 stock options to four independent members of the Board of Directors of the Company under non-qualified stock option agreements. These options are immediately exercisable and allow for the purchase of 140,000 shares of common stock at a price of $9.40. These options expire on June 12, 2017.

On June 15, 2007, the Company issued 110,000 stock options to various key employees and consultants under non-qualified stock option agreements. These options have various vesting schedules including immediate vesting, up to three year vesting, and vesting upon the Company stock price matching or exceeding certain levels. These options allow for the purchase of 110,000 shares of common stock at a price ranging from $9.93 to $17.00. These options expire on June 15, 2017.

On June 21, 2007, the Company issued 3,000 stock options to a consultant under a non-qualified stock option agreement. These options vest over a six month period and allow for the purchase of 3,000 shares of common stock at a price of $10.84. These options expire on June 21, 2017.

On June 27, 2007, the Company issued 30,000 shares of common stock to various outside consultants under the Plan.

On July 18, 2007, the Company issued 15,000 shares of common stock to an outside consultant under the Plan. On that date, the Company also issued 18,000 stock options to another consultant under a non-qualified stock option agreement. These options are immediately exercisable and allow for the purchase of 18,000 shares of common stock at a price of $10.61. These options expire on December 31, 2012.

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

The Company is also party to three agreements that require it to make milestone payments, royalties on net sales of the Company's products and payments on sublicense income received by the Company. As of September 30, 2007, $300,000 in milestone payments have been made under one of these agreements.

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues for liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. For all periods presented, the Company is not a party to any pending material litigation or other material legal proceedings.

The Company currently has operating lease commitments in place for facilities in Buffalo, New York and Chicago, Illinois as well as office equipment. The Company recognizes rent expense on a straight-line basis over the term of the related operating leases. The operating lease expenses recognized were $79,054, and $42,715 for the quarters ended September 30, 2007 and 2006, respectively, and the operating lease expenses recognized were $166,986 and $117,824 for the nine months ended September 30, 2007 and 2006, respectively.

Annual future minimum lease payments under present lease commitments are as follows.

Operating Leases
2007 (from October 1, 2007 through December 31, 2007)	$83,120
2008	332,995
2009	347,214
2010	339,155
2011	307,300
2012	144,000
Total	$1,636,904

The Company has entered into stock option agreements with key employees, board members and consultants with exercise prices ranging from $0.00 to $17.00. These awards were approved by the Company’s Board of Directors. The options expire ten years from the date of grant, subject to the terms applicable in the agreement.

The following tables summarize the stock option activity for the nine months ended September 30, 2007 and 2006:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	483,490	$2.17
Granted	543,000	$9.82
Exercised	124,000	$1.35
Forfeited	0	n/a
Outstanding at September 30, 2007	902,490	$6.89

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	324,240	$.82
Granted	161,750	$4.92
Exercised	625	$4.50
Forfeited	1,875	$4.50
Outstanding at September 31, 2006	483,490	$2.17

The Company has entered into warrant agreements with strategic partners, consultants and investors with exercise prices ranging from $1.13 to $11.00. These awards were approved by the Company’s Board of Directors. The warrants expire between five and six years from the date of grant, subject to the terms applicable in the agreement. A list of the total warrants awarded and exercised appears below:
	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2006	814,424	$3.36
Granted	2,687,602	$10.40
Exercised	48,758	$2.00
Forfeited	--	N/A
Outstanding at September 30, 2007	3,453,268	$8.86

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2005	594,424	$1.61
Granted	170,000	$8.70
Exercised	--	N/A
Forfeited	--	N/A
Outstanding at September 30, 2006	764,424	$3.19

The Company has entered into employment agreements with three key executives who, if terminated by the Company without cause as described in these agreements, would be entitled to severance pay.

The Company is not currently a party to any pending legal actions. From time to time in the ordinary course of business, the Company may be subject to claims brought against it. It is not possible to state the ultimate liability, if any, in these matters.

Note 5. Subsequent Events

 No material subsequent events have occurred since the balance sheet date of September 30, 2007.

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

Products In Development

Protectans

Protectans are modified factors of microbes that protect cells from apoptosis, and have a broad spectrum of potential applications. These potential applications include non-medical applications such as protection from exposure to radiation, whether as a result of military or terrorist action or as a result of a nuclear accident, as well as medical applications such as reducing cancer treatment side effects.

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

As in the protection regimen, a single-dose injection of Protectan CBLB502 given one hour after exposure (the mitigation regimen) to a lethal whole-body gamma irradiation increased the survival of rhesus monkeys from 20% in the control group to 70% in the treated group. Radiomitigation by Protectan CBLB502 was accompanied with less severe thrombocytopenia and neutropenia as well as reduced GI damage.

We have responded to the Request for Proposal (RFP) issued in March 2007, by The Department of Defense (DoD) for the Advanced Development of Medical Radiation Countermeasures (MRC) to treat gastrointestinal effects of acute radiation syndrome (ARS) using CBLB502. The objective of the RFP is to develop a post-exposure Medical Radiation Countermeasure through approval/licensure with the U.S. Food and Drug Administration (FDA) and procure quantities sufficient to achieve Initial Operational Capability (IOC). A range of 50,000 to 500,000 doses was specified. The RFP award would provide funding for development of the countermeasure through FDA approval, leading to purchase. We are anticipating the contract decision from the Department of Defense this year.

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

The RFI from HHS noted the agency's intention to pursue initial acquisition of 100,000 treatment courses of a medical countermeasure for neutropenia arising as a consequence of ARS. The RFI further stated that there would be options for up to an additional 100,000 treatment courses to meet the HHS requirement of at least 200,000 treatment courses. We expect the RFP to be issued by HHS in the fourth quarter of 2007 with proposals due 60-90 days after the RFP is issued.

The RFI from NIAID requested the identification of therapeutics likely to be effective in preventing or reducing the development of thrombocytopenia, when administered after acute exposure to radiation. The NIAID RFI was distributed on behalf of the National Institutes of Health (NIH) and indicated that data obtained from this RFI would be used by the NIH in making recommendations and decisions regarding research and development of radiation countermeasures to meet the nation's biodefense needs. On September 27, 2007, NIAID announced a new grant initiative focused on the development of medical countermeasures to enhance platelet regeneration and thereby, increase survival after radiation exposure. The Company plans to submit the proposal in response to this solicitation by January 9, 2008.

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

Manufacturing

Together with our manufacturing partner, SynCo Bio Partners, we have completed the technology transfer and the production of the first cGMP batch of Protectan CBLB502 on schedule. The yields from the process and the purity of the final product exceeded our expectations. We currently have drug substance corresponding to over 100,000 projected human doses, or potentially many more, depending on the final therapeutic dose to be used, which will be determined in the coming months through our Phase I safety trial. The process we developed gives us the ability to manufacture up to five million estimated doses within a year without any additional scale-up; and, if necessary, scale-up could be implemented relatively easily.

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

In a study of the efficacy of Protectan CBLB612, blood from healthy mice treated by Protectan CBLB612 was transplanted into mice that received a lethal dose of radiation that killed hematopoietic (bone marrow/blood production) stem cells. A small amount of blood from the CBLB612 treated mice successfully rescued the mice with radiation-induced bone marrow stem cell deficiency. 100% of the deficient mice transplanted with blood from CBLB612 treated mice survived past the 90 day mark, while 85% of the untreated deficient mice died within the first three weeks of the experiment. The 90 day mark is considered to be the critical point in defining the presence of long-term, adult bone marrow stem cells, which are capable of completely restoring lost or injured bone marrow function. The rescuing effect of the peripheral blood of the treated mice was equivalent to that of conventional bone marrow transplantation. This transplant study in particular, has advanced our research into clinical applications and suggests multiple potential uses within the field of regenerative medicine.

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

Curaxin CBLC102
One of the curaxins from the 9-aminoacridine group is a long-known, anti-infective compound known as quinacrine, which we refer to as Curaxin CBLC102. It has been used for over 40 years to treat malaria, osteoarthritis and autoimmune disorders. However, we have discovered new mechanisms of action for quinacrine in the area of apoptosis. Through assay testing performed at Dr. Andrei Gudkov's laboratories at the Cleveland Clinic beginning in 2002 and continued at our research labs in Buffalo, NY which included testing in a variety of human tumor-derived cell lines representing cancers of different tissue origin (including RCC sarcomas, prostate, breast and colon carcinomas), we have observed that Curaxin CBLC102 behaves as a potent NF-kB suppressor and activator of p53 in these types of cancer cells. It has favorable pharmacological and toxicological profiles and demonstrates the anticancer effect in transplants of human cancer cells into primates. These features make Curaxin CBLC102 our prime IND drug candidate among other curaxins. The drug candidate is currently in Phase II clinical trials for treatment of hormone refractory prostate cancer.  We also intend to conduct additional Phase II clinical trials with Curaxin CBLC102 for RCC and multiple myeloma.

We intend to seek orphan drug status with respect to Curaxin CBLC102. The orphan drug provisions of the Federal Food, Drug, and Cosmetic Act provide incentives to drug and biologic manufacturers to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that exist in fewer than 200,000 individuals in the U.S. We believe that Curaxin CBLC102 may qualify as an orphan drug for purposes of treatment of RCC and multiple myeloma. Under these provisions, a manufacturer of a designated orphan drug can seek tax benefits, and the holder of the first designated orphan drug approved by the FDA will be granted a seven-year period of marketing exclusivity for that drug. There is no assurance that we will receive orphan drug status for Curaxin CBLC102. Even if we do receive orphan drug status, while the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same compound for the same indication, it would not prevent other types of drugs from being approved for the same indication and therefore may not provide sufficient protection against competitive products.

We have an agreement with Regis Technologies, Inc., a GMP manufacturer, to produce sufficient quantities of Curaxin CBLC102 according to the process previously used for the production of this drug when it was in common use. On May 26, 2006, we filed our IND application with the FDA to begin clinical trials in patients with hormone refractory prostate cancer. On June 26, 2006, the FDA advised us that we may initiate clinical Phase II studies after making additional minor modifications to the protocol. On June 5, 2007, we filed an amendment to the IND to include protocols for RCC Phase II clinical trials which are planned to start in November 2007.

Our Phase II efficacy study for Curaxin CBLC102 in advanced, hormone-refractory (androgen independent) prostate cancer has progressed to the next phase. The Phase II study will involve a total of 31 patients with advanced, hormone refractory prostate cancer. Primary endpoints for the study are reduction in PSA levels, reduction in tumor size, and disease-free survival. The duration of the study is two years; however certain preliminary data may be available earlier. The study is being conducted at the University of Chicago, the Cleveland Clinic, the University Hospitals of Cleveland, and the University of Pittsburgh.

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

RPCI and various agencies of the state of New York will provide us with up to $5 million of grant and other funding. We have established a major research/clinical facility at the RPCI campus in Buffalo, New York, which is the foundation for several of our advanced research and clinical trials. Dr. Andrei Gudkov, our Chief Scientific Officer, agreed to become Senior Vice President of Research Programming and Development for RPCI effective May 2007.

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

Financial Overview

We secured a $6,000,000 investment via a private placement of Series A Preferred stock in March 2005.  On July 20, 2006, we sold 1,700,000 shares of common stock in our initial public offering at $6.00 per share. The net proceeds from this offering were approximately $8,300,000. Beginning July 21, 2006, our common stock was listed on the Nasdaq Capital Market and on the Boston Stock Exchange under the symbols “CBLI” and “CFB” respectively. On August 28, 2007, trading of our stock moved from the Nasdaq Capital Market to the Nasdaq Global Market. In September 2007, we ceased our listing on the Boston Stock Exchange. In connection with the initial public offering, we issued warrants to purchase 170,000 shares of common stock to the underwriters and their designees. The warrants have an exercise price of $8.70 per share.

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

On March 16, 2007, the Company entered into a Securities Purchase Agreement with various Buyers, pursuant to which the Company agreed to sell to the Buyers Series B Preferred convertible into an aggregate of 4,288,712 shares of common stock and Series B Warrants that are exercisable for an aggregate of 2,144,356 shares of common stock. The aggregate purchase price paid by the Buyers for the Series B Preferred and Series B Warrants was approximately $30,000,000. After related fees and expenses, the Company received net proceeds of approximately $29,000,000. The Company is using the proceeds for general corporate and working capital purposes.

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

The Company also issued to the Agents in the private placement, as compensation for their services, Series B Preferred, Series B Warrants, and Series C Warrants. The Agents collectively received Series B Preferred that are convertible into an aggregate of 290,298 shares of common stock, Series B Warrants that are exercisable for an aggregate of 221,172 shares of the Company’s common stock, and Series C Warrants that are exercisable for 267,074 shares of the Company’s common stock. The Series C Warrants have an exercise price of $11.00 per share, and are also subject to anti-dilution protections that could increase the number of shares of common stock for which they are exercisable.

In total, the securities issued in the private placement will be convertible into, or exercisable for, up to approximately 7,211,612 shares of common stock, which amount is subject to adjustment in the event of certain corporate events such as stock splits or issuances of securities at a price below the conversion price of the Series B Preferred or exercise price of the warrants, as the case may be.

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

Note 2 to our financial statements includes disclosure of our significant accounting policies. While all decisions regarding accounting policies are important, we believe that our policies regarding revenue recognition, R&D expenses, intellectual property related costs and stock-based compensation expenses could be considered critical.

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

R&D Expenses

R&D costs are expensed as incurred. These expenses consist primarily of our proprietary R&D efforts, including salaries and related expenses for personnel, costs of materials used in our R&D, costs of facilities and costs incurred in connection with our third-party collaboration efforts. Pre-approved milestone payments made by us to third parties under contracted R&D arrangements are expensed when the specific milestone has been achieved. As of September 30, 2007, $50,000 has been paid for milestone payments relating to the filing of an IND with the FDA for Curaxin CBLC102 and $250,000 has been paid as a result of commencing Phase II clinical trials for Curaxin CBLC102. Once a drug receives regulatory approval, we will record any subsequent milestone payments in identifiable intangible assets, less accumulated amortization, and amortize them evenly over the remaining agreement term or the expected drug life cycle, whichever is shorter. We expect our R&D expenses to increase as we continue to develop our drug candidates.

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

Through December 31, 2006, we have capitalized $252,978 in expenditures associated with the preparation, filing and maintenance of certain of our patents, which were incurred through the year ended December 31, 2006. We capitalized an additional $153,417 relating to these costs incurred for the nine months ended September 30, 2007, totaling $406,395.

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

During the quarter ended September 30, 2007, the Company granted 18,000 options pursuant to stock award agreements to a key consultant.

We recognized a total of $395,129 and $72,489 in expense for options for the quarter ended September 30, 2007, and 2006 respectively. The weighted average, estimated grant date fair values of stock options granted during the quarters ended September 30, 2007 and 2006 were $4.95 and $3.76, respectively.

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

On July 15, 2006, the FASB issued FIN48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. We do not expect that the adoption of the recognition and measurement requirements required under FIN48 to have a material impact on the financial statements of the company.

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

Results of Operations

Our operating results for the past three fiscal years have been nominal. The following table sets forth our statement of operations data for the quarter and nine months ended September 30, 2007 and September 30, 2006, and the year ended December 31, 2006 and December 31, 2005, and should be read in conjunction with our financial statements and the related notes appearing elsewhere in this filing and in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,	September 30,	December 31,	December 31,
	2007	2006	2007	2006	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$660,544	$323,368	$1,617,996	$1,476,787	$1,708,214	$1,138,831
Operating expenses	5,548,149	1,989,831	18,631,619	5,708,992	9,126,315	3,626,664
Other expense (income)	1,205,672	-	1,456,351	-	-	-
Net interest expense (income)	(305,568)	(78,933)	(760,561)	(114,521)	(195,457)	(101,378)
Net income (loss)	$(5,787,709)	$(1,587,530)	$(17,709,413)	$(4,117,684)	$(7,222,644)	$(2,386,455)

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenue

Revenue increased from $1,476,787 for the nine months ended September 30, 2006 to $1,617,996 for the nine months ended September 30, 2007 representing an increase of $141,209 or 9.6% resulting primarily from an increase in revenue from various grants including the Collaborative Research Agreement with the Roswell Park Cancer Institute, the DTRA contract, and the NCI contract. As the term of the BioShield grant ended, the proceeds from the BioShield grant were $0 for the nine months ended September 30, 2007 as compared to $1,100,293 for the nine months ended September 30, 2006.

See the table below for further details regarding the sources of our grant and government contract revenue:

Agency	Program		Amount	Period of Performance	Revenue 2007 (thru September 30)	Revenue 2006 (thru September 30)	Revenue 2006
					(unaudited)	(unaudited)
NIH	BioShield program (NIAID)		$1,500,000	07/2005-01/2007		$1,100,293	$1,100,293
NIH	Phase I NIH SBIR program		$100,000	08/2005-01/2006		$33,334	$33,334
NASA	Phase I NASA STTR program		$100,000	01/2006-01/2007	$33,196	$33,197	$66,393
NIH	Phase II NIH SBIR program		$750,000	07/2006-06/2008	$280,461	$88,320	$212,713
NIH	NCI Contract		$750,000	09/2006-08/2008	$394,780	$16,643	$90,481
DoD	DTRA Contract		$1,300,000	03/2007-02/2009	$466,322
NY State	RPCI Research Agreement	$	$3,000,000	03/2007-02/2012	$153,238
Totals					$1,327,997	$1271,787	$1,503,214

We anticipate our revenue over the next year to be derived mainly from government grants and contracts. In addition, it is common in our industry for companies to enter into licensing agreements with large pharmaceutical companies. To the extent we enter into such licensing arrangements, we may receive additional revenue from licensing fees.

Operating Expenses

Operating expenses have historically consisted of costs relating to R&D and general and administrative expenses. R&D expenses have consisted mainly of supporting our R&D teams, process development, sponsored research at the Roswell Park Cancer Institute and Cleveland Clinic, clinical trials and consulting fees. General and administrative expenses include all corporate and administrative functions that serve to support our current and future operations while also providing an infrastructure to support future growth. Major items in this category include management and staff salaries, rent/leases, professional services and travel-related expenses. We anticipate these expenses to increase as a result of increased legal and accounting fees anticipated in connection with our compliance with ongoing reporting and accounting requirements of the SEC and the expansion of our business.

Operating expenses increased from $5,708,992 for the nine months ended September 30, 2006 to $18,631,619 for the nine months ended September 30, 2007, an increase of $12,922,627 or 226.4%. The Company recognized a total of $4,445,737 of noncash compensation for stock based compensation for the nine months ended September 30, 2007 compared to $410,044 for the nine months ended September 30, 2006. If these noncash stock based compensation expenses were excluded, operating expenses would have increased from $5,298,948 for the nine months ended September 30, 2006 to $14,185,882 for the nine months ended September 30, 2007. This represents an increase in operating expenses of $8,886,934 or 167.7%.

Research and development costs increased from $4,341,535 for the nine months ended September 30, 2006 to $11,663,054 for the nine months ended September 30, 2007. This represents an increase of $7,321,519 or 168.6%. The higher research and development expenses were incurred as a result of increasing the number of research and development personnel, commencing clinical trials for CBLC102 and completing the cGMP manufacturing of CBLB502. The Company recognized a total of $199,609 of noncash compensation for R&D stock based compensation for the nine months ended September 30, 2006 compared to $711,296 for the six months ended September 30, 2007 in R&D stock based compensation. Without the noncash stock based compensation, the R&D expenses increased from $4,141,926 for the nine months ended September 30, 2006 to $10,951,758 for the nine months ended September 30, 2007; an increase of $6,809,832 or 164.4%.

Selling, general and administrative costs increased from $1,367,457 for the nine months ended September 30, 2006 to $6,968,565 for the nine months ended September 30, 2007. This represents an increase of $5,601,108 or 409.6%. The company recognized a total of $43,617 of noncash compensation for selling, general and administrative stock based compensation for the nine months ended September 30, 2006 compared to $3,754,273 for the nine months ended September 30, 2007. Without the noncash stock based compensation, the selling, general and administrative expenses increased from $1,323,840 for the nine months ended September 30, 2006 to $3,214,292 for the nine months ended September 30, 2007; an increase of $1,890,452 or 142.8%. The higher general and administrative expenses were incurred as a result of operating as a public company and improving the infrastructure of the Company

Until we introduce a product to the market, we expect these expenses in the categories mentioned above will be the largest categories in our income statement.

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

Liquidity and Capital Resources

We have incurred annual operating losses since our inception, and, as of September 30, 2007, we had an accumulated deficit of $31,293,236. Our principal sources of liquidity have been cash provided by sales of our securities and government grants, contracts and agreements. Our principal uses of cash have been R&D and working capital. We expect our future sources of liquidity to be primarily government grants, equity financing, licensing fees and milestone payments in the event we enter into licensing agreements with third parties, and research collaboration fees in the event we enter into research collaborations with third parties.

Net cash used in operating activities totaled $10,796,750 for the nine months ended September 30, 2007, compared to $3,538,512 used in operating activities for the nine months ended September 30, 2006. Net cash used in operating activities totaled $6,653,602 for the year ended December 31, 2006, compared to $1,730,513 used in operating activities for the year ended December 31, 2005. For all periods, the increase in cash used was primarily attributable to increased R&D activities and creating, maintaining and improving the infrastructure necessary to support these R&D activities.

Net cash used in investing activities was $238,716 for the nine months ended September 30, 2007, compared to net cash used in investing activities of $749,752 for the nine months ended September 30, 2006. The decrease in cash used in investing activities resulted primarily from the liquidation of short term investments of $996,131 as compared to a purchase of a short term investment of $500,000 that was made during the nine months ended September 30, 2006. This was partially offset due to the increase in cash used for the issuance of the Notes Receivable, and increase in cash used to purchase equipment related to the company relocation. Net cash used in investing activities was $14,281 for the year ended December 31, 2006 and $2,805,113 used for the year ended December 31, 2005. The decrease in cash used for investing activities resulted primarily from the maturing of short-term investments that converted to cash.

Net cash provided by financing activities totaled $28,252,029 for the nine months ended September 30, 2007, compared to net cash provided by financing activities of $8,523,413 for the nine months ended September 30, 2006 The increase in cash provided by financing activities was attributed to the proceeds from the issuance of preferred stock and warrants in the private placement offering. Net cash provided by financing activities totaled $8,523,414 for the year ended December 31, 2006, compared to $5,647,347 provided by financing activities for the year ended December 31, 2005. The increase in cash provided by financing activities was attributed to the proceeds from the issuance of common stock from the initial public offering.

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

As of September 30, 2007, we have paid $50,000 for the milestone payment relating to the filing of the IND application for Curaxin CBLC102 and paid $250,000 for commencing Phase II clinical trials for Curaxin CBLC102. The $50,000 milestone payment was made May 3, 2007 and the $250,000 milestone was paid on August 21, 2007 as per the terms of the agreement.

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

Although we believe that existing cash resources will be sufficient to finance our currently planned operations for the near-term (9-21 months), such amounts will not be sufficient to meet our longer-term cash requirements, including our cash requirements for the commercialization of certain of our drug candidates currently in development. We may be required to issue equity or debt securities or enter into other financial arrangements, including relationships with corporate and other partners, in order to raise additional capital. Depending upon market conditions, we may not be successful in raising sufficient additional capital for our long-term requirements. In such event, our business, prospects, financial condition and results of operations could be materially adversely affected.

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

Impact of Exchange Rate Fluctuations

We believe that our results of operations are somewhat dependent upon changes in foreign currency exchange rates. We have entered into a manufacturing agreement with a foreign third party to produce one of our drug compounds and are required to make payments in the foreign currency. We also expect to enter into additional agreements with foreign third parties, increasing the risk. As a result, our financial results could be affected by changes in foreign currency exchange rates. Currently, our exposure primarily exists with the Euro. As of September 30, 2007, we are obligated to make payments under the agreement of 539,017 Euros. We have established means to purchase forward contracts to hedge against this risk. As of September 30, 2007, hedging transactions totaling 197,847 Euros are in place

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3: Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings

 As of September 30, 2007, we are not a party to any litigation or other legal proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

None

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

CLEVELAND BIOLABS, INC.

Dated: November 14, 2007	By:	/s/ MICHAEL FONSTEIN
Michael Fonstein Chief Executive Officer (Principal Executive Officer)
CLEVELAND BIOLABS, INC.

Dated: November 14, 2007	By:	/s/ JOHN A. MARHOFER, JR.
John A. Marhofer, Jr. Chief Financial Officer (Principal Financial Officer)