Form 10-K
period 2007-12-31
CLEVELAND BIOLABS INC
filed 2008-03-21
CIK 1318641

United States Securities and Exchange Commission
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________to ___________

Commission file number 001-32954

CLEVELAND BIOLABS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	20-0077155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

73 High Street, Buffalo, NY 14203	(716) 849-6810
(Address of principal executive offices)	Telephone No.

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange which registered
Common Stock, par value $0.005 per share	NASDAQ Global Market

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $74,961,490. There were 13,158,477 shares of common stock outstanding as of March 1, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held on April 29, 2008, is incorporated by reference in Part III to the extent described therein.

CLEVELAND BIOLABS, INC.
FORM 10-K
03/21/08

Cleveland BioLabs, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2007

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are contained or incorporated by reference in this report. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. The actual future results for Cleveland BioLabs, Inc. may differ materially from those discussed here for various reasons. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments. When used in the report, unless otherwise indicated, “CBLI,” “we,” “our” and “us” refers to Cleveland BioLabs, Inc.

PART I

Item 1.  Description of Business

GENERAL OVERVIEW

CBLI was incorporated in Delaware and commenced business operations in June 2003 as a development-stage, biotechnology company, with a very specific and targeted focus on radiation drug discovery. We have devoted substantially all of our resources to the identification, development and commercialization of new types of drugs for protection of normal tissues from exposure to radiation and other stresses, such as toxic chemicals and cancer treatments. CBLI’s pipeline includes products from two primary families of compounds: protectans and curaxins. We are developing protectans as drug candidates that protect healthy tissues from acute stresses such as radiation, chemotherapy and ischemia (pathologies developed as a result of blocking blood flow to a part of the body). Curaxins are being developed as anticancer agents that could act as mono-therapy drugs or in combination with other existing anticancer agents.

On July 20, 2006, we sold 1,700,000 shares of common stock, par value $0.005 per share, in our initial public offering at a per share price of $6.00. After our initial public offering, our common stock was listed on the NASDAQ Capital Market under the symbol “CBLI” and on the Boston Stock Exchange under the symbol “CFB.” Our trading symbol on the Boston Stock Exchange was later changed to “CBLI.” On August 28, 2007, trading of our common stock transferred from the NASDAQ Capital Market to the NASDAQ Global Market. In September 2007, we ceased our listing on the Boston Stock Exchange.

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

If the need is to protect healthy tissues against an external event such as exposure to radiation, we focus our research efforts on attempting to temporarily and reversibly suppress apoptosis in those healthy tissues, thereby imitating the apoptotic-resistant tendencies displayed by cancer cells. A drug with this effect would also be useful in ameliorating the often severe side effects of anticancer drugs and radiation that cause collateral damage to healthy tissues during cancer treatment. Because the severe side effects of anticancer drugs and radiation often limit their dosage in cancer patients, an apoptosis suppressant drug may enable a more aggressive treatment regimen using anticancer drugs and radiation and thereby increase their effectiveness.

On the other hand, if the need is to destroy cancerous cells, we focus our research efforts on restoring apoptotic mechanisms that are suppressed in tumors, so that those cancerous cells will once again become vulnerable to apoptotic death. In this regard, we believe that our drug candidates could have significant potential for improving, and becoming vital to, the treatment of cancer patients.

Through our research and development, or R&D, and our strategic partnerships, we have established a technological foundation for the development of new pharmaceuticals and their rapid preclinical evaluation. We spent $17,429,652 and $6,989,804 on R&D in the fiscal years ended December 31, 2007 and December 31, 2006, respectively.

We have acquired rights to develop and commercialize the following prospective drugs:

•
Protectans - modified factors of microbes and tumors that protect cells from apoptosis, and which therefore have a broad spectrum of potential applications. The potential applications include both non-medical applications such as protection from exposure to radiation, whether as a result of military or terrorist action or as a result of a nuclear accident, as well as medical applications such as reducing cancer treatment side effects.

•
Curaxins - small molecules designed to kill tumor cells by simultaneously targeting two regulators of apoptosis. Initial test results indicate that curaxins can be effective against a number of malignancies, including renal cell carcinoma, or RCC (a highly fatal form of kidney cancer), soft-tissue sarcoma, and hormone-refractory prostate cancer.

In the area of radiation protection, we have achieved high levels of protection in animal models. With respect to cancer treatment, the biology of cancer is such that there is no single drug that can be successfully used to treat 100% or even 50% of all cancer patients. This means that there likely will be a need for additional anticancer drugs for each type of cancer.

These drug candidates demonstrate the value of our scientific foundation. Based on the expedited approval process currently available for non-medical applications such as protection from exposure to radiation, our most advanced drug candidate, Protectan CBLB502, may be approved for such applications within 24 to 36 months. Another drug candidate, Curaxin CBLC102, entered Phase IIa clinical trials earlier this year.

INDUSTRY

CBLI is a biotechnology, or biotech, company focused on developing cancer treatment, tissue protection and biodefense drugs. Historically, biotech was defined by newly discovered “genetic engineering” technology, which was first developed in universities and new startup biotech companies in the mid-1970s. Later, other technologies (based on a constant flow of discoveries in the field of biology) started playing a leading role in biotech development. Medicine, and specifically drug development, is a lucrative field for use of these technologies. Large pharmaceutical, or Pharma, companies joined the biotech arena through licensing, sponsored research, and corporate agreement relationships. Today biotech is a $300 billion industry (based on total market capitalization) and includes large companies such as Amgen, Inc. and Genentech, Inc.

The traditional biotech business model is a derivative of the long drug development process. Typical biotech companies go through the following stages:

•	During the first stage, biotech companies fund their development through equity or debt financings while conducting R&D, which culminates in phased drug trials.

•
During the second stage, when their lead drug candidates enter the drug trials, biotech companies may start licensing their drug candidates to Pharma companies in order to (1) generate revenue, (2) gain access to additional expertise, and (3) establish relations with Pharma companies in the market who can eventually take a leading role in distributing successful drugs.

•	At the most advanced stage, biotech companies generate revenues by selling drugs or other biotech products to consumers or through alliances of equals.

The Project BioShield Act, which was signed into law in July 2004, allocated $5.6 billion over ten years to fund the research, development and procurement of drugs, biological products or devices to treat or prevent injury from exposure to biological, chemical, radiological or nuclear agents as a result of a military, terrorist or nuclear attack. The legislation provides for a more expedited approval process by allowing for approval based on Phase I safety studies in humans and efficacy studies in two animal species (rodents and non-human primates) instead of Phase II and III human clinical trials. With the Project BioShield Act, biotech companies now have greater access to grants and contracts with the U.S. government. Several biotech companies have secured grants and contracts from the U.S. government to develop drugs and vaccines as medical countermeasures against potential terrorist attacks. For biotech companies focused on these types of drugs and vaccines, this type of funding, together with the scaled down Food and Drug Administration, or FDA, approval process, are major departures from the traditional biotech business model. The principal provisions of this law are to:

•	Facilitate R&D efforts of biomedical countermeasures by the NIH;
•	Provide for the procurement of needed countermeasures through a special reserve fund of $5.6 billion over ten years; and
•	Authorize, under limited circumstances, the emergency use of medical products that have not been approved by the FDA.

While there are a number of biotech and Pharma companies that are attempting to develop new anti-radiation and anti-cancer drugs to treat these medical conditions, these areas are nevertheless considered unmet medical needs, which means that there are currently no existing methods to satisfactorily treat these medical conditions.

STRATEGIES AND OBJECTIVES

Our primary objective is to become a leading developer of drugs for the protection of human tissues against radiation and other stresses and for cancer treatment. Key elements of our strategy include:

•
Aggressively working towards the commercialization of Protectan CBLB502. Our most advanced drug candidate, Protectan CBLB502, offers the potential to protect normal tissues against exposure to radiation. Because of the potential military and defense implications of such a drug, the normally lengthy FDA approval process for these non-medical applications is substantially abbreviated resulting in a large cost savings to us. We anticipate having a developed drug available for these non-medical applications within 18-30 months. The FDA approval process is estimated to take an additional six months.

•
Leveraging our relationship with leading research and clinical development institutions. The Cleveland Clinic Foundation, one of the top research medical facilities in the world, is one of our co-founders. In addition to providing us with drug leads and technologies, the Cleveland Clinic will share valuable expertise with us as clinical trials are performed on our drug candidates. In January 2007, we entered into a strategic research partnership with Roswell Park Cancer Institute, or RPCI, in Buffalo, New York. This partnership will enhance the speed and efficiency of our clinical research and provide us with access to the state-of-the-art clinical development facilities of a globally recognized cancer research center.

•
Utilizing governmental initiatives to target our markets. Our focus on drug candidates such as Protectan CBLB502, which has applications that have been deemed useful for military and defense purposes, provides us with a built-in market for our drug candidates. This enables us to invest less in costly retail and marketing resources. In an effort to improve our responsiveness to military and defense needs, we have established a collaborative relationship with the Armed Forces Radiobiology Research Institute.

•
Utilizing other strategic relationships. We have collaborative relationships with other leading organizations that enhance our drug development and marketing efforts. For example, one of our founders, with whom we maintain a strategic partnership, is ChemBridge Corporation. Known for its medicinal chemistry expertise and synthetic capabilities, ChemBridge provides valuable resources to our drug development research.

PRODUCTS IN DEVELOPMENT

Protectans

We are exploring a new natural source of factors that suppress the programmed cell death (apoptosis) response in human cells, which can be rapidly developed into therapeutic products. These inhibitors are anti-apoptotic factors developed by microorganisms of human microflora throughout millions of years of co-evolution with mammalian host.  We are using the same strategy that was applied for the discovery of antibiotics, one of the biggest medical achievements of the 20th century.  We have established a technological pipeline for screening of such factors, named protectans, and their rapid preclinical evaluation. Such inhibitors can be used as protection from cancer treatment side effects and antidotes against injuries induced by radiation and other stresses associated with severe pathologies (i.e., heart attack or stroke).

Protectan CBLB502

Protectan CBLB502 is our leading radioprotectant molecule in the protectans series. Protectan CBLB502 represents a rationally-designed derivative of the microbial protein, flagellin. Flagellin is secreted by Salmonella typhimurium and many other Gram-negative bacteria, and in nature, arranges itself in a hollow cylinder to form the filament in bacterial flagellum and acts as a natural activator of NF-kB (nuclear factor-kappa B), a protein complex widely used by cells as a regulator of genes that control cell proliferation and cell survival. Thus, Protectan CBLB502 reduces injury from acute stresses by mobilizing several natural cell protecting mechanisms, including inhibition of apoptosis, reduction of oxidative damage and induction of factors (cytokines) that induce protection and regeneration of stem cells in bone marrow and intestine. Potential applications for Protectan CBLB502 include reduction of radiation therapy or chemotherapy side effects in cancer patients, protection from Acute Radiation Syndrome (ARS) in defense scenarios, and protection from acute organ failure. Protectan CBLB502 is administered through intramuscular injection.

Biodefense Applications

Our scientists have demonstrated that injecting Protectan CBLB502 into mice, rats and non-human primates protects them from lethal doses of total body gamma radiation. An important advantage of Protectan CBLB502, above any other radioprotectant known to us, is the ability to effectively protect not only the hematopoietic system, but also the gastrointestinal, or GI, tract, which are among the most sensitive areas of the human body to radiation. High levels of radiation, among other effects, induce moderate to severe bone marrow damage. The immune and blood stem cells are also depleted and death is caused by anemia, infection, bleeding and poor wound healing. Protectan CBLB502’s ability to effectively protect the hematopoietic system and GI tract may make Protectan CBLB502 uniquely useful as a radioprotective antidote. Protectan CBLB502 was shown to be safe at its therapeutic doses in rodents and non-human primates. In addition, Protectan CBLB502 has proved to be a stable compound for storage purposes. It can be stored at temperatures close to freezing, room temperature or extreme heat. Manufacture of Protectan CBLB502 is relatively inexpensive, due to its high yield bacterial producing strain and simple purification process.

Our research has also demonstrated that a single injection of less than 1% of the maximum tolerable dose of Protectan CBLB502 protected greater than 80% of National Institutes of Health, or NIH, Swiss mice from exposure to as high as 13 Gy of total body irradiation. No other known compounds in development show this degree of protective effect from this level of radiation exposure.

Protectan CBLB502 also showed strong radioprotective efficacy as a single therapy in non-human primates, enabling the survival of 70% of the CBLB502-treated animals that received whole-body radiation versus the non-treated control group, in which 75% of the animals died. Of the non-human primates in the control group that survived, none were without significant abnormalities. In contrast, the surviving non-human primates treated with CBLB502 possessed no significant structural abnormalities in their bone marrow, immune system organs, or small intestines after 40 days. This is consistent with data previously obtained from trials on mice. Irradiated mice treated with CBLB502 survived to their normal life span without developing any significant abnormalities and while preserving the normal formation of blood cells (hematopoiesis). This data suggests that CBLB502 may offer true protection from gamma-irradiation induced ARS, including the lethal effects on both the GI and hematopoietic systems.

A study completed in late 2007 demonstrated the efficacy of Protectan CBLB502 as a mitigator of hematopoietic (bone marrow/blood production) damage up to 48 hours after radiation exposure. This was the first primate study pointing towards CBLB502's high utility in protection of civil populations, where countermeasures would be stockpiled and then distributed.

In the study, five groups of ten rhesus primates received 5 Gy (approximately 20% of lethal dose) of gamma radiation. The control group received a placebo, while the four experimental groups received a single intramuscular injection of Protectan CBLB502 at one of the following times: 1, 16, 24 or 48 hours after irradiation. No mortality was observed in CBLB502-treated groups after 30 days, while 20% mortality was observed in the control group. Thrombocytopenia has been shown to be the best predictor of primate post-irradiation mortality in recent studies.

The duration and occurrence of severe thrombocytopenia (a decrease of platelets, the blood cells that prevent bleeding) was strongly reduced by CBLB502. The average number of severe thrombocytopenia (< 50,000 platelets/ul) days per primate was drastically reduced from 4.3 in the control group to 0.6-1.5 in all four CBLB502-treated groups.

In addition, duration and occurrence of severe neutropenia (a decrease in white blood cells, which serve as the primary defense against infections) was also reduced by CBLB502. For example, an average number of days of extremely severe neutropenia (< 100 neutrophils/ul) per primate was reduced from 2.7 in the control group to 0.3-1.5 in the experimental groups.

We submitted Protectan CBLB502 in response to a Request for Information, or RFI, from the Department of Health and Human Services, or HHS, in July 2007, which noted the agency's intention to pursue an initial acquisition of 100,000 treatment courses of a medical countermeasure for neutropenia arising as a consequence of ARS. The RFI further stated that there would be options for up to an additional 100,000 treatment courses to meet HHS’s requirement of at least 200,000 treatment courses.

We intend to initiate a human safety study in the first half of 2008 for Protectan CBLB502 in ARS, which is the only stage of human testing required for approval in this indication.

Regulatory Status

Extraordinary radioprotective properties, an excellent toxicity profile, outstanding stability and inexpensive production of Protectan CBLB502 make it a primary candidate for entering formal preclinical and clinical studies. Initially, Protectan CBLB502 will be developed for non-medical purposes — as a radioprotectant antidote for the protection of people from severe doses of ionizing radiation. Our drug development strategy complies with the recently adopted FDA rules for investigational drugs that address situations such as radiation injury, where it would be unethical to conduct efficacy studies in humans. While Phase II and Phase III human clinical trials are normally required for the approval of marketing an investigational drug, under the FDA rules, Protectan CBLB502 would be considered for approval for this indication based on Phase I safety studies in humans and efficacy studies in two animal species (rodents and non-human primates). Based upon this expedited approval process, Protectan CBLB502 could be approved for non-medical applications within 24 to 36 months. Because Phase II and Phase III testing involves applying a drug candidate to a large numbers of participants who suffer from the targeted disease and condition and can last for a total of anywhere from three to six or additional years, bypassing these phases represents a significant time and cost savings in receiving FDA approval.

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

As part of the process to receive final FDA approval for Protectan CBLB502 for non-medical applications, we have completed Good Manufacturing Practices compliant (cGMP) manufacturing of Protectan CBLB502. The yields from the process and the purity of the final product exceeded our expectations. We were able to develop a complicated, high-yield manufacturing process for CBLB502 because of the excellent work of our in-house team and consultants, and our subcontractor, SynCo Bio Partners B.V, which was able to prototype the process and resolve multiple challenges during the industrial development. We currently have drug substance corresponding to over 100,000 projected human doses, or potentially many more, depending on the final therapeutic dose to be used, which will be determined in the coming months through our Phase I safety trial. The process we developed gives us the ability to manufacture up to five million estimated doses within a year without any additional scale-up; and if necessary, scale-up could be implemented relatively easily.

In order for us to receive final FDA approval for Protectan CBLB502 for non-medical applications, we need to:

•	Submit an IND application and receive approval from the FDA;
•	Perform a Phase I dose-escalation human study on a small number of volunteers;
•	Conduct pivotal animal efficacy studies with the GMP manufactured drug candidate;
•	Perform a human safety study in a larger number of volunteers using the dose of CBLB502 previously shown to be safe in humans and efficacious in animals; and
•	File a Biologic License Application, or BLA.

In our most optimistic business scenario, all of these steps could be accomplished in 18 months. In a more conservative business scenario, it may take up to 30 months or more to complete the development and file the BLA for the approval of Protectan CBLB502 for non-medical applications.

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

The Defense Threat Reduction Agency of the U.S. Department of Defense, or DoD, awarded us a $1.3 million grant in March 2007, to fund “development leading to the acquisition” of Protectan CBLB502 as a radiation countermeasure, in collaboration with the Armed Forces Radiobiology Research Institute, which has also received significant independent funding for work on Protectan CBLB502.

The DoD also recently awarded a $1 million grant to our founding partner, the Cleveland Clinic, to conduct pre-clinical studies on Protectan CBLB502 for use in tourniquet and other ligation-reperfusion battlefield injuries where blood flow is stopped and then restored after a prolonged period of time.

Market Opportunities

Protectan CBLB502 is a candidate for procurement by the DoD. In general, the procurement process is conducted on the basis of full and open competition that cannot be limited, unless the DoD determines that the public requesting policy would otherwise seriously jeopardize national security.

Prior to determining the best treatment, the DoD issues a Request for Information, or RFI, for treatments available or in development for a specific condition resulting from an identified threat. The RFI provides an incentive for companies to research and develop countermeasures that are superior to those selected for stockpiling. Through the RFI, companies may compete for future contracts that will revise and update stockpile content for emerging threats and to discover advanced technologies and new countermeasures.

Following its review of the responses it receives, the DoD issues a Request for Proposal, or RFP. The RFP solicits proposals for the manufacturing of specified treatments for a defined number of doses to be delivered within a specified time frame (a maximum of eight years). A contract may be awarded once the review of the RFP responses has been completed, though payments by the government are made only upon product delivery.

If the product or the use indicated in the RFP of an approved product is not approved, licensed, or cleared for commercial distribution at completion of the review, the DoD has the authority to procure the required amount if it has:

•
Determined that sufficient and satisfactory clinical experience or research data (including data, if available, from pre-clinical and clinical trials) support a reasonable conclusion that the countermeasure will qualify for approval or licensing within eight years after the date of a determination, and

•	Determined that the product is authorized for emergency use.

In February 2007, the DoD, through the U.S. Army Space and Missile Defense Command, issued a RFP for the Advanced Development of Medical Radiation Countermeasures, or MRC. According to the RFP, the objective of the MRC project is to develop a post-exposure MRC through a Phase I clinical trial and, pending successful completion of the Phase I clinical trial, develop the MRC product through approval/licensure with the FDA and procure quantities of the MRC sufficient to achieve Initial Operational Capability, or IOC. The RFP stated that the MRC must have the following characteristics: be safe, efficacious, quick acting, free from performance-decrementing side effects, relatively non-invasive, compatible with current military countermeasures, and usable on the battle field. The MRC also should not require refrigeration, nor have other significant logistical burdens, and should have a relatively long shelf life. The solicitation specifically requested a drug/biologic intended for use after exposure to ionized radiation, or IR, has occurred.

In January 2008, we learned that Protectan CBLB502 was not selected for award under the RFP. We intend to further develop CBLB502 and obtain FDA approval and will respond to future DoD solicitations as they are announced. We plan to continue our discussions with the DoD, HHS, and other friendly governments, who are interested in CBLB502’s potential to protect against terrorist threats and nuclear disaster. Our goal is to achieve FDA approval for CBLB502 in 2009 and market it as an effective and affordable radiation protector for defense use on the battlefield or for first responders of civilian emergencies.

Medical Applications

In addition to its military or other non-medical applications, we have found that Protectan CBLB502 has been observed to dramatically increase the efficacy of radiotherapy of experimental tumors in mice. Protectan CBLB502 appears to increase the tolerance of mice to radiation while having no effect on the radiosensitivity of tumors, thus opening the possibility of combining radiotherapy with Protectan CBLB502 treatment to improve the overall anticancer efficacy of radiotherapy. Our animal efficacy studies have demonstrated that up to 100% of mice treated with Protectan CBLB502 prior to being exposed to radiation survived without any associated signs of toxicity. This compares to a 100% mortality rate in the animal group that received a placebo drug.

Another recent study demonstrated the ability of Protectan CBLB502 to reduce the side effects of a chemotherapeutic drug, Platinol (cisplatin), broadly used for the treatment of ovarian, endometrial, head and neck, lung, stomach and other types of cancer. Platinol treatment was used in the study as an example of chemotherapy-associated toxicity. Platinol injected at toxic doses is known to induce myelosuppression (suppression of bone marrow) and nephrotoxicity (kidney damage). The severity of these injuries in mice can be monitored by the degree of weight loss and, in the case of severe adverse effects, the proportion of fatalities in treated groups.

In the study, Protectan CBLB502 was injected 30 minutes before Platinol was administered at a dose of 1 mcg/mouse (0.04 mg/kg, which is less than 1% of maximal tolerable dose). Platinol was injected either at the maximal tolerable dose or at double maximal tolerable dose. Mice were monitored daily for weight and behavioral abnormalities for 30 days, or until death. Mice losing more than 25% of their weight were sacrificed, per conventional ethical guidelines for animal treatment.

In mice that received the maximal tolerable dose of Platinol, CBLB502-treated animals showed neither weight loss nor behavioral signs of morbidity, both of which were seen in all of the control group mice.

In mice that received twice the maximal tolerable dose of Platinol, the majority of mice in the control group died or were sacrificed due to loss of more than 25% of their weight by day 10, while all of the animals that received Protectan CBLB502 before Platinol survived, never reaching more than 20% weight loss.

Thus in both of these dose groups, a single injection of CBLB502 prior to treatment with Platinol strongly reduced the toxicity of the drug, as indicated by less severe weight loss and lack of behavioral changes in treated mice.

The prospect of increasing patients' tolerance to chemotherapeutic drugs and optimizing treatment regimens would be a significant paradigm shift in cancer treatment. It is estimated that approximately 40% of the roughly $50 billion annually spent on cancer treatment represents supportive care addressing side effects of various treatments, including chemotherapy.

We plan to initiate a Phase I/II study in the second half of 2008 for Protectan CBLB502 in head and neck cancer patients. The endpoint of the study will be the reduction of side effects of radiation and chemotherapy, such as mucositis (a painful inflammation and ulceration of oral mucosa causing difficulties with speaking and eating). Mucositis weakens the patient by not allowing for the oral intake of nutrients and fluids and forces the temporary suspension of radiotherapy and chemotherapy until the tissues of the mouth and throat have healed. Due to the ability of head and neck cancer cells to regrow during periods of interrupted treatment, any interruption in radiotherapy should be avoided. Since the main cause of treatment interruptions in radiotherapy or combinations of chemotherapy and radiotherapy treatment regimens of head and neck cancer is acute mucositis, the ability to prevent mucositis, and therefore, interruptions in treatment, could actually result in better outcomes for patients with cancers of the head and neck.

Protectan CBLB502 has also shown efficacy as a potential adjuvant for radiation therapy in mouse models of sarcoma and our researchers, in collaboration with investigators from Cleveland Clinic, have demonstrated that a single injection of Protectan CBLB502 effectively prevents acute renal failure and subsequent death in a mouse model of ischemia-reperfusion renal injury.

In contrast to the non-medical applications of CBLB502, the use of Protectan CBLB502 to ameliorate the side effects of radiation treatment and anticancer drugs will be subject to the full FDA approval process.

Protectan CBLB612

Protectan CBLB612 is a modified lipopeptide mycoplasma that acts as a powerful stimulator and mobilizer of hematopoietic (bone marrow/blood production) stem cells, or HSC, to peripheral blood. Potential applications for Protectan CBLB612 include accelerated hematopoietic recovery during chemotherapy and during donor preparation for bone marrow transplantation.

Our research indicates that Protectan CBLB612 is not only a potent stimulator of bone marrow stem cells, but also causes their mobilization and proliferation throughout the blood. A single administration of Protectan CBLB612 resulted in a three-fold increase in the number of progenitor stem cells in mouse bone marrow within 24 hours after administration. Furthermore, the number of these stem cells in peripheral blood was increased ten-fold within four days of administration.

Protectan CBLB612 was also found to be highly efficacious in stimulating proliferation and mobilization of hematopoietic stem cells into peripheral blood in primate model (Rhesus macaques).  A single injection of Protectan CBLB612 in Rhesus macaques resulted in a 20-fold increase of hematopoietic progenitor cells in blood.  At the peak of the effect (48-72 hours post-injection) the proportion of free-floating CD34+ cells in the total white blood cell count reached 30% (compared with 1.5% in normal blood).  CD34 is a molecule present on certain cells within the human body.  Cells expressing CD34, otherwise known as CD34+ cells, are normally found in the umbilical cord and bone marrow as hematopoietic cells.

This discovery opens a new and innovative way for us to address a broad spectrum of human diseases, some of which currently lack effective treatment. Direct comparisons of Protectan CBLB612 and the market leading drug used for stimulation of blood regeneration, G-CSF (Neupogen®, Amgen, Inc., Thousand Oaks, California), demonstrated a stronger efficacy of Protectan CBLB612 as a propagator and mobilizer of HSC in peripheral blood.

Protectan CBLB612's strength as a stem cell stimulator was further demonstrated by the outcome of its combined use with G-CSF and AMD3100 (a promising clinical-stage stem cell mobilizer from Genzyme Corporation (Cambridge, Massachusetts)), where the addition of Protectan CBLB612 resulted in eight to ten times higher yields of HSC in peripheral blood in comparison with the standard protocol.

In this study, a single injection of Protectan CBLB612 was given to mice in combination with the current standard methodology for stem cell donor isolation, which is four daily injections of G-CSF followed by one injection of AMD3100. The addition of Protectan CBLB612 to the protocol yielded eight to ten times higher concentrations of short-term and long-term HSC in peripheral blood compared to the standard protocol. Even a single administration of Protectan CBLB612 in combination with AMD3100 yielded twice as many mobilized HSC compared with that of the standard regimen. Furthermore, Protectan CBLB612 mobilized all major classes of HSC to peripheral blood, suggesting that no HSC classes would be lost in the enrichment process.

A report published by the NIH division of HHS entitled "Regenerative Medicine 2006," notes that hematopoietic stem cells have been used clinically since 1959 and are used increasingly routinely for transplantations, albeit almost exclusively in a non-pure form. Currently, the main indications for bone marrow transplantation are either hematopoietic cancers (leukemias and lymphomas), or the use of high-dose chemotherapy for nonhematopoietic malignancies (cancers in other organs). Other indications include diseases that involve genetic or acquired bone marrow failure, such as aplastic anemia, thalassemia sickle cell anemia, and increasingly, autoimmune diseases. Producing a ready supply of hematopoietic stem cells for an individual, without painful procedures, risk of contamination, or side effects, would be tantamount to enabling the body to repair itself from any damage to its blood-forming system.

In addition to efficacy in stimulation and mobilization of stem cells, Protectan CBLB612 was found to be highly effective in an animal bone marrow stem cell transplantation model. Blood from healthy mice treated by Protectan CBLB612 was transplanted into mice that received a lethal dose of radiation that killed hematopoietic (bone marrow/blood production) stem cells.  A small amount of blood from the Protectan CBLB612 treated mice successfully rescued the mice with radiation-induced bone marrow stem cell deficiency.  100% of the deficient mice transplanted with blood from CBLB612 treated mice survived past the 60-day mark, while 85% of the untreated deficient mice died within the first three weeks of the experiment.  The 60-day mark is considered to be the critical point in defining the presence of long-term, adult bone marrow stem cells, which are capable of completely restoring lost or injured bone marrow function.  The rescuing effect of the peripheral blood of the treated mice was equivalent to that of conventional bone marrow transplantation.

Adult hematological bone marrow stem cell transplantation is currently used for hematological disorders (malignant and non-malignant), as well as some non-hematological diseases, such as breast cancer, testicular cancer, neuroblastoma, ovarian cancer, Severe Combined Immune Deficiency (SCID), Wiskott-Aldrich syndrome, and Chediak-Higashi syndrome.

Protectan CBLB612 also has been shown to provide protection in a mouse model from lethal hematopoietic-induced ARS when administered between 48 hours prior or up to 24 hours after radiation exposure.

Protectan CBLB612 does not display any significant toxicity at its therapeutic doses in rodents and non-human primates.

With efficacy and non-GLP safety already studied in mice and monkeys, Protectan CBLB612 entered formal pre-clinical safety and manufacturing development in February 2008. Its first human trials are projected for 2009. The development of our Protectan CBLB612 has been supported by a grant from the Defense Advanced Research Projects Agency of the Department of Defense.

Curaxins

Curaxins are small molecules that destroy tumor cells by simultaneously targeting two regulators of apoptosis. Our initial test results indicate that curaxins can be effective against a number of malignancies, including renal cell carcinoma, or RCC, soft-tissue sarcoma, and hormone-refractory prostate cancer.

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

One of the most important outcomes of this drug discovery program was the identification of the mechanism by which curaxins deactivate NF-kB. This mechanism of action makes curaxins potent inhibitors of the production and the activity of NF-kB not only in its stimulated form, but also in its basal form. The level of active NF-kB is usually also increased in cancer cells. Moreover, due to curaxin-dependent functional conversion of NF-kB-DNA complexes, the cells with the highest basal or induced NF-kB activity are supposed to be the most significantly affected by curaxins. Clearly, this paradoxical activity makes deactivation of NF-kB by curaxins more advantageous compared to conventional strategies targeting NF-kB activators.

The discovery of the mechanism of action of curaxins allowed us to predict and later experimentally verify that curaxins could be used for treatment of multiple forms of cancers, including hormone-refractory prostate cancer, hepatocellular carcinoma, multiple myeloma, acute lymphocytic leukemia, acute myeloid leukemia, soft-tissue sarcomas and several others.

Curaxin CBLC102

One of the curaxins from the 9-aminoacridine group is a long-known, anti-infective compound known as quinacrine, which we refer to as Curaxin CBLC102. It has been used for over 40 years to treat malaria, osteoarthritis and autoimmune disorders. However, we have discovered new mechanisms of action for quinacrine in the area of apoptosis. Through assay testing performed at Dr. Andrei Gudkov’s laboratories at the Cleveland Clinic beginning in 2002, which included testing in a variety of human tumor-derived cell lines representing cancers of different tissue origin (including RCC, sarcomas, prostate, breast and colon carcinomas), we have observed that Curaxin CBLC102 behaves as a potent NF-kB suppressor and activator of p53 in these types of cancer cells. It has favorable pharmacological and toxicological profiles and demonstrates the anticancer effect in transplants of human cancer cells into primates. These features make Curaxin CBLC102 our prime IND drug candidate among other curaxins.

We have applied for a patent covering the use of Curaxin CBLC102 as an anticancer agent based on a newly-discovered mechanism of action.

We have an agreement with Regis Technologies, Inc., a GMP manufacturer, to produce sufficient quantities of Curaxin CBLC102 according to the process previously used for the production of this drug when it was in common use. On May 26, 2006, we filed our IND application with the FDA to begin clinical trials in patients with androgen-independent, prostate cancer. On June 26, 2006, the FDA advised us that we may initiate clinical Phase II studies after making minor modifications to the protocol for such clinical studies.

A Phase II efficacy clinical trial using Curaxin CBLC102 in patients with advanced hormone-refractory (androgen-independent) prostate cancer started in January 2007 at the University of Chicago, Cleveland Clinic, and Case Western Reserve University Hospitals. We are applying CBLC102 as the monotherapy to patients who have failed to respond satisfactorily after undergoing established cancer treatments and will use the suppression of tumor growth and prolonged patient survival as major endpoints.  Reducing the prostate-specific antigen, or PSA, level is an additional endpoint (elevated PSA levels are indicative of the progression of prostate cancer). We expect to report the results of this trial in mid-2008.

We intend to seek orphan drug status with respect to Curaxin CBLC102. The orphan drug provisions of the Federal Food, Drug, and Cosmetic Act provide incentives to drug and biologic manufacturers to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that exist in fewer than 200,000 individuals in the U.S. or, for a disease that affects more than 200,000 individuals in the U.S., where the sponsor does not realistically anticipate that its drug will become profitable. We believe that Curaxin CBLC102 may qualify as an orphan drug for purposes of treatment of RCC, soft tissue sarcoma, and multiple myeloma - all diseases that affects fewer than 200,000 individuals in the U.S. Under these provisions, a manufacturer of a designated orphan drug can seek tax benefits, and the holder of the first designated orphan drug approved by the FDA will be granted a seven-year period of marketing exclusivity for that drug. There is no assurance that we will receive orphan drug status for Curaxin CBLC102. Even if we do receive orphan drug status, while the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same compound for the same indication, it would not prevent other types of drugs from being approved for the same indication and therefore may not provide sufficient protection against competitive products.

Other Curaxins

As mentioned above, screening of the chemical library for compounds capable of restoring normal function to wild type p53 in the context of RCC yielded three chemical classes of compounds. Generation of focused chemical libraries around the hits from one of these classes and their structure-activity optimization brought about a new generation of curaxins. As the part of this program performed in the partnership with ChemBridge Corporation, more than 800 proprietary compounds were screened for p53 activation, efficacy in animal tumor models, selective toxicity and metabolic stability in the presence of rat and human microsomes. The most active compounds were efficacious in preventing tumor growth in models for colon carcinoma, melanoma, ovarian cancer, RCC, and breast cancer.  In February 2008, three lead candidates were chosen for preclinical development based on their efficacy, low toxicity profiles, high stability and suitability for human administration.

COLLABORATIVE RESEARCH AGREEMENTS

Cleveland Clinic Foundation

We have a unique opportunity to accelerate our development by utilizing intellectual property, drug leads, new research technologies, technical know-how and original scientific concepts derived from 25 years of research achievements relevant to cancer by Dr. Gudkov and his research team while at the Cleveland Clinic. Pursuant to an Exclusive License Agreement we entered into with the Cleveland Clinic effective as of July 1, 2004, we were granted an exclusive license to the Cleveland Clinic’s research base underlying our therapeutic platform (the CBLC100, CBLB500 and CBLB600 series). In consideration for obtaining this exclusive license, we agreed to:

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

In August 2004, we entered into a cooperative research and development agreement, or CRADA, with (i) the Uniformed Services University of the Health Sciences, which includes the Armed Forces Radiobiology Research Institute, or AFRRI, (ii) the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and (iii) the Cleveland Clinic, to evaluate one of our radioprotective drug candidates and its effects on intracellular and extracellular signaling pathways. As a collaborator under this agreement, we are able to use the laboratories of the Armed Forces Radiobiology Research Institute to evaluate Protectan CBLB502 and its effects on intracellular and extracellular signaling pathways in order to improve countermeasures to lethal doses of radiation. Under the terms of the agreement, all parties are financially responsible for their own expenses related to the agreement. The agreement has a five-year term, but may be unilaterally terminated by any party upon 30 days prior written notice with or without cause.

In February 2008, the terms of the agreement were extended by an additional two years expiring August 15, 2010 and an additional scope of the research to be performed under the CRADA has been added. As the part of the extended research plan AFRRI will perform additional experiments in non-human primates to evaluate radioprotection efficacy of Protectan CBLB502 and perform analysis of hematopoietic stem cell mobilization by Protectan CBLB612.

Roswell Park Cancer Institute

In January 2007, we entered into a strategic research partnership with Roswell Park Cancer Institute, or RPCI, to develop our anticancer and radioprotectant drug candidates.

RPCI, founded in 1898, is a world-renowned cancer research hospital and the nation's first cancer research, treatment and education center. RPCI is a member of the prestigious National Comprehensive Cancer Network, an alliance of the nation's leading cancer centers, and is one of only ten free-standing cancer centers in the nation.

RPCI and various agencies of the state of New York will provide us with up to $5 million of grant and other funding. We established a major research/clinical facility at the RPCI campus in Buffalo, New York, which has become the foundation for several of our advanced research and clinical trials.

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

ChemBridge Corporation

Another vital component of our drug development capabilities is our strategic partnership with ChemBridge Corporation, an established leader in combinatorial chemistry and in the manufacture of diverse chemical libraries.

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

Our intellectual property platform is based primarily on these thirteen patent applications exclusively licensed to us by the Cleveland Clinic and three patent applications, which we have filed and own exclusively.

The aforementioned thirteen patent applications licensed from the Cleveland Clinic are as follows:

•	Methods of Inhibiting Apoptosis Using Latent TFGß;

•	Methods of Identifying Modulators of Apoptosis From Parasites and Uses Thereof;

•	Methods of Inhibiting Apoptosis Using Inducers of NF-kB;

•	Methods of Protecting Against Radiation Using Inducers of NF-kB;

•	Methods of Protecting Against Radiation Using Flagellin;

•	Small Molecules Inhibitors of MRP1 and Other Multidrug Transporters;

•	Flagellin Related Polypeptides and Uses Thereof;

•	Modulation of Apoptosis Using Aminoacridines;

•	Modulation of Immune Responses;

•	Activation of p53 and Inhibition of NF-kB for Cancer Treatment;

•	Methods of Protecting Against Apoptosis Using Lipopeptides;

•	Modulation of Cell Growth; and

•	Mitochondrial Cytochrome B.

The aforementioned three patent applications, which we filed, are as follows:

•	Quinacrine Isomers;

•	Modulation of Androgen Receptor for Treatment of Prostate Cancer; and

•	Method of Increasing Hematopoietic Stem Cells.

MANUFACTURING

We do not intend to establish or operate facilities to manufacture our drug candidates, and therefore will be dependent upon third parties to do so. As we develop new products or increase sales of any existing product, we must establish and maintain relationships with manufacturers to produce and package sufficient supplies of our finished pharmaceutical products. We have established a relationship with SynCo Bio Partners B.V., a leading biopharmaceutical manufacturer, to produce Protectan CBLB502 under cGMP specifications, and have completed an agreement to produce sufficient amounts for clinical trials and a commercial launch. For CBLC102, we have contracted with Regis Technologies, Inc. to manufacture sufficient amounts for clinical trials.

Reliance on third party manufacturing presents several risks, including the following:

•
Delays in the delivery of quantities needed for multiple clinical trials or failure to manufacture such quantities to our specifications, either of which could cause delays in clinical trials, regulatory submissions or commercialization of our drug candidates;

•
Inability to fulfill our needs in the event market demand for our drug candidates suddenly increases, which may require us to seek new manufacturing arrangements, which, in turn, could be expensive and time consuming; and

•
Ongoing inspections by the FDA or other regulators and other regulatory authorities for compliance with rules, regulations and standards, the failure to comply with which may subject us to, among other things, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecution.

COMPETITION

Non-Medical Applications

In the area of radiation-protective antidotes, various companies, such as RxBio, Inc., Exponential Biotherapies Inc., Osiris Therapeutics, Inc., ImmuneRegen BioSciences, Inc. and Humanetics Corporation are developing biopharmaceutical products that potentially directly compete with our non-medical application drug candidates even though their approaches to such treatment are different.

We believe that due to the global political environment, the level of development advancement is the critical factor in the marketing of an effective medical radiation countermeasure to federal agencies, such as DoD and HHS.  New developments in this area are expected to continue at a rapid pace in both industry and academia. For these reasons, we believe that competition will be driven by the level of development advancement of MRC.

Anticancer Applications

The arsenal of medical radiation-protectors is limited to ETHYOL™ (amifostine), sold by MedImmune, and recently acquired by AstraZeneca International. This radiation-protector is limited because of the serious side effects of the drug. Other radiation-protectors may enter the market.

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

Each of the approximately 200 types of cancer recognized by the National Cancer Institute, or NCI, has dozens of subtypes, both etiological and on a treatment basis. Due to this market segmentation, the paradigm of a one-size-fits-all, super-blockbuster approach to drug treatments does not work well in cancer therapy. Currently, even the most advanced therapeutics on the market do not provide substantial health benefits.

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

Stem Cell Mobilization

G-CSF (Neupogen® and Neulast@, Amgen, Inc., Thousand Oaks, California) is the current standard against which all other mobilization agents for stem cells are measured. This is because it has been shown to both mobilize more CD34+ stem cells and have less toxicity than any other single agent against which it has been tested to date. Use of G-SCF caused deaths attributed to thrombosis (acute myocardial infarction and stroke) in sibling donors. Other side effects include pain, nausea, vomiting, diarrhea, insomnia, chills, fevers, and night sweats.

Sargramostim (Bayer HealthCare Pharmaceuticals Inc., Wayne, New Jersey) as a single agent is used less often today for mobilization than G-CSF, because it mobilizes somewhat less well than G-CSF and because of a relatively higher incidence of both mild and severe side effects. Erythropoietin (Amgen, Inc.), now commonly used among cancer patients undergoing chemotherapy to maintain hemoglobin in the near normal range, also has some ability to mobilize CD34+ cells.

Other Sources of Competition

In addition to the direct competition outlined above, there is potential for adverse market effects from other outside developments. For example, producing a new drug with fewer side effects reduces the need for anti-side effects therapies. Because of this, we must monitor a broad area of anticancer R&D and be ready to fine-tune our development as needed.

The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and intense competition. This competition comes both from biotech firms and from major pharmaceutical and chemical companies. Many of these companies have substantially greater financial, marketing and human resources than we do (including, in some cases, substantially greater experience in clinical testing, manufacturing and marketing of pharmaceutical products). Our drug candidates’ competitive position among other biotech and biopharmaceutical companies may be based on, among other things, patent position, product efficacy, safety, reliability, availability, patient convenience, delivery devices, and price, as well as the development and marketing of new competitive products.

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

Some of our competitors are actively engaged in R&D in areas where we also are developing drug candidates. The competitive marketplace for our drug candidates is significantly dependent upon the timing of entry into the market. Early entrants may have important advantages in gaining product acceptance and market share contributing to the product’s eventual success and profitability. Accordingly, in some cases, the relative speed with which we can develop products, complete the testing, receive approval, and supply commercial quantities of the product to the market is vital towards establishing a strong competitive position.

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

GOVERNMENT REGULATION

The R&D, manufacturing and marketing of drug candidates are subject to regulation, primarily by the FDA in the U.S. and by comparable authorities in other countries. These national agencies and other federal, state, local and foreign entities regulate, among other things, R&D activities (including testing in primates and in humans) and the testing, manufacturing, handling, labeling, storage, record keeping, approval, advertising and promotion of the products that we are developing. Noncompliance with applicable requirements can result in various adverse consequences, including approval delays or refusals to approve drug licenses or other applications, suspension or termination of clinical investigations, revocation of approvals previously granted, fines, criminal prosecution, recalls or seizures of products, injunctions against shipping drugs, and total or partial suspension of production and/or refusal to allow a company to enter into governmental supply contracts.

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

In Phase I clinical trials, studies usually are conducted on healthy volunteers or, in the case of certain terminal illnesses such as advanced prostate cancer, patients with the disease who have failed to respond to other treatment, to determine the maximum tolerated dose, side effects and pharmacokinetics of a product. Phase II studies are conducted on a small number of patients having a specific disease to determine initial efficacy in humans for that specific disease, the most effective doses and schedules of administration, and possible adverse effects and safety risks. Phase II/III differs from Phase II in that the trials involved may include more patients and, at the sole discretion of the FDA, be considered the “pivotal” trials, or trials that will form the basis for FDA approval. Phase III normally involves the pivotal trials of a drug, consisting of wide-scale studies on patients with the same disease, in order to evaluate the overall benefits and risks of the drug for the treated disease compared with other available therapies. The FDA continually reviews the clinical trial plans and results, and may suggest design changes or may discontinue the trials at any time if significant safety or other issues arise.

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

EMPLOYEES

As of March 1, 2008, we had 48 employees, 46 of whom were full-time employees.

Item 2.  Description of Property

Our corporate headquarters is located at 73 High Street, Buffalo, New York 14203. We have approximately 28,000 square feet of laboratory and office space under a five year lease through June of 2012. This space serves as the corporate headquarters and primary research facilities. In addition, we have leased approximately 2,500 square feet of office space located at 9450 W. Bryn Mawr Rd., Rosemont, Illinois, 60018 through July 2011. We do not own any real property.

Item 3. Legal Proceedings

As of March 1, 2008, we were not a party to any litigation or other legal proceeding.

 Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

From July 21, 2006 (our first day of trading) until August 28, 2007, our common stock was traded on the NASDAQ Capital Market under the symbol “CBLI.” Our common stock also traded on the Boston Stock Exchange, first under the symbol “CFB” and then under the symbol “CBLI” until September 2007. On August 28, 2007, trading of our stock moved from the NASDAQ Capital Market to the NASDAQ Global Market.

The following table sets forth the quarterly high and low selling prices for our common stock on the NASDAQ Capital Market or NASDAQ Global Market, as applicable, for the full quarterly periods within the fiscal years ended December 31, 2007 and December 31, 2006.

	Common Stock
	2007
	High	Low
4th Quarter	$13.07	$6.64
3rd Quarter	$13.89	$9.10
2nd Quarter	$11.98	$8.00
1st Quarter	$13.99	$4.49
	2006
	High	Low
4th Quarter	$5.87	$4.25
3rd Quarter	$5.58	$4.17

As of March 1, 2008, there were approximately 44 stockholders of record of our common stock. We have not paid cash dividends on our common stock and do not intend to do so in the foreseeable future.

We made no repurchases of our securities during the year ended December 31, 2007.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We incorporated in Delaware and commenced business operations in June 2003. We secured a $6,000,000 investment via a private placement of Series A Preferred Stock in March 2005. On July 20, 2006, we sold 1,700,000 shares of common stock in our initial public offering at $6.00 per share. The net proceeds from this offering were approximately $8,300,000. In connection with the initial public offering, we issued warrants to purchase 170,000 shares of common stock to the underwriters and their designees. Those warrants have an exercise price of $8.70 per share. Beginning July 21, 2006, our common stock was listed on the NASDAQ Capital Market and on the Boston Stock Exchange under the symbols “CBLI” and “CFB” respectively. On August 28, 2007, trading of our stock moved from the NASDAQ Capital Market to the NASDAQ Global Market. In September 2007, we ceased our listing on the Boston Stock Exchange.

On September 21, 2006, the SEC declared effective a registration statement of the Company registering up to 4,453,601 shares of common stock for resale from time to time by the selling stockholders named in the prospectus contained in the registration statement. We will not receive any proceeds from the sale of the underlying shares of common stock, although to the extent the selling stockholders exercise warrants for the underlying shares of common stock, we will receive the exercise price of those warrants. The registration statement was filed to satisfy registration rights that we had previously granted in connection with our Series A Preferred transaction.

On March 16, 2007, we consummated a transaction with various accredited investors pursuant to which we agreed to sell to the investors, in a private placement, an aggregate of approximately 4,288,712 shares of Series B Convertible Preferred Stock, par value $0.005 per share, and Series B Warrants to purchase approximately 2,144,356 shares of our common stock pursuant to a Securities Purchase Agreement of the same date. The aggregate purchase price paid by the investors for the Series B Preferred and Series B Warrants was approximately $30,000,000. After related fees and expenses, we received net proceeds of approximately $29,000,000. We intend to use the proceeds for general corporate and working capital purposes.

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

We also issued to the placement agents in the private placement, as compensation for their services, Series B Preferred, Series B Warrants, and Series C Warrants. The Agents collectively received Series B Preferred that are convertible into an aggregate of 290,298 shares of common stock, Series B Warrants that are exercisable for an aggregate of 221,172 shares of our common stock, and Series C Warrants that are exercisable for 267,074 shares of our common stock. The Series C Warrants have an exercise price of $11.00 per share, and are also subject to antidilution protections that could increase the number of shares of common stock for which they are exercisable.

In total, the securities issued in the private placement were convertible into, or exercisable for, up to approximately 7,211,612 shares of common stock (subject to adjustments for stock splits, anti-dilution, etc.). As of March 1, 2008 the securities issued in the transaction, in the aggregate, were convertible into or exercisable for approximately 6,249,469 shares of common stock (subject to adjustments for stock splits, anti-dilution, etc.).

Proceeds from these transactions, together with grants we have received, have supported our R&D activities to date. We are actively seeking new grants and co-development contacts with premier pharmaceutical partners to support further development of other promising leads resulting from our R&D program.

On December 11, 2007, the SEC declared effective a registration statement of the Company registering up to 5,514,999 shares of common stock for resale from time to time by the selling stockholders named in the prospectus contained in the registration statement. This number represents 5,514,999 shares of common stock issuable upon the conversion or exercise of the securities issued the Company’s March 2007 private placement at the current conversion and exercise prices. Of these 5,514,999 shares of common stock, 3,717,515 shares are issuable upon conversion of Series B Preferred and 1,797,484 shares are issuable upon exercise of the Series B Warrants. We will not receive any proceeds from the sale of the underlying shares of common stock, although to the extent the selling stockholders exercise warrants for the underlying shares of common stock, we will receive the exercise price of those warrants. The registration statement was filed to satisfy registration rights that we had previously granted.  Subsequent to the effectiveness of the registration statement, 708,743 Series B Preferred were converted and $60,789 in dividends earned were paid as of December 31, 2007.

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

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition.” Our revenue sources consist of government grants, government contracts and commercial development contracts.

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

For the grant from Roswell Park Cancer Institute through the State of New York for collaborative research with the RPCI, we use SFAS 116 to guide the revenue recognition. In accordance with SFAS 116, contributions received are recorded as revenue upon receipt, unless they contain donor-imposed conditions which must be met by the recipient, in which case the contributions are deferred until the conditions are met. Although we currently project the anticipated use of the funds received, and currently do not expect an event to occur that would result in repayment of the funds, technically we have not earned the funds until the qualifying expenses are incurred. The deferred revenue should be recognized as the approved direct and indirect costs are incurred, inclusive of our general overhead allocation.

R&D Expenses

R&D costs are expensed as incurred. These expenses consist primarily of our proprietary R&D efforts, including salaries and related expenses for personnel, costs of materials used in our R&D, costs of facilities and costs incurred in connection with our third-party collaboration efforts. Pre-approved milestone payments made by us to third parties under contracted R&D arrangements are expensed when the specific milestone has been achieved. As of December 31, 2007, we had made $300,000 in milestone payments. Once a drug receives regulatory approval, we will record any subsequent milestone payments in identifiable intangible assets, less accumulated amortization, and amortize them evenly over the remaining agreement term or the expected drug life cycle, whichever is shorter. We expect our R&D expenses to increase as we continue to develop our drug candidates.

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

Through December 31, 2006, we had capitalized $252,978 in expenditures associated with the preparation, filing and maintenance of certain of our patents. For the year ending December 31, 2007, we capitalized an additional $206,124 relating to these costs, totaling $459,102.

Stock-based Compensation

The Financial Accounting Standards Board (FASB) issued SFAS No. 123(R) requiring all share-based payments to employees, including grants of employee stock options, be recognized in the statement of operations based at their fair values. Accordingly, effective January 1, 2005, we value employee stock based compensation under the provisions of SFAS 123(R) and related interpretations.

The fair value of each stock option granted is estimated on the grant date using the Black-Scholes option valuation model or the Monte Carlo Simulation depending on the terms and conditions present within the specific option being valued. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect our experience. We use a risk-free rate based on published rates from the St. Louis Federal Reserve at the time of the option grant; assume a forfeiture rate of zero; assume an expected dividend yield rate of zero based on our intent not to issue a dividend in the foreseeable future; use an expected life based on our best judgment; and compute an expected volatility based on similar high-growth, publicly-traded, biotechnology companies. Compensation expense is recognized using the straight-line amortization method for all stock-based awards.

On March 1, 2006, we granted 116,750 options pursuant to stock award agreements to certain employees and key consultants. On July 20, 2006, we granted a total of 45,000 fully-vested, stock options to our new independent board members (Messrs. Antal, Kasten, and Perez) pursuant to stock award agreements.

In the fiscal year ended December 31, 2007, we granted 520,000 options pursuant to stock award agreements to certain employees and key consultants. On June 12, 2007 we granted 140,000 fully- vested stock options to the independent board members (Messrs. Antal, DiCorleto, Kasten, and Perez) pursuant to stock award agreements.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes valuations model requires the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options. For those stock options where market conditions are present within the stock options, we utilize Monte Carlo simulation to value the stock options. There was one issuance throughout the year for a total of 90,000 options to an outside consultant where Monte Carlo simulation was used to value the issuance.

We recognized a total of $3,401,499, $506,078, and $318,111 in expense for options for the years ended December 31, 2007, 2006, and 2005 respectively.

The weighted average, estimated grant date fair values of stock options granted during the years ended December 31, 2007 and 2006 were $6.08 and $3.14, respectively.

Impact of Recently Issued Accounting Pronouncements

On January 1, 2007, the Financial Accounting Standards Board, or FASB, issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. The minimum recognition threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If a tax benefit meets this threshold, it is measured and recognized based on an analysis of the cumulative probability of the tax benefit being ultimately sustained. There was no impact on our financial statements upon adoption of FIN 48.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS 160. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect a material impact from the adoption of SFAS 160.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"), which replaces SFAS 141. SFAS 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition, SFAS 141(R) will require acquisition costs to be expensed as incurred, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We anticipate that the prospective application of the provisions of SFAS 141(R) could have a material impact on the fair values assigned to assets and liabilities of future acquisitions.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115. The Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the Statement to determine what impact, if any, it will have upon adoption on January 1, 2008.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the Statement, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the Statement to determine what impact, if any, it will have on the Company’s consolidated financial statements upon adoption on January 1, 2008.

Results of Operations

Our operating results for the past three fiscal years have been nominal. The following table sets forth our statement of operations data for the years ended December 31, 2007, 2006 and 2005, and should be read in conjunction with our financial statements and the related notes appearing elsewhere in this annual report on Form 10-K.

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Revenues	$2,018,558	$1,708,214	$1,138,831
Operating expenses	27,960,590	9,126,315	3,626,664
Net interest expense (income)	(1,003,766)	(195,457)	(101,378)
Other expense	2,058,236	-	-
Net income (loss)	$(26,996,502)	$(7,222,644)	$(2,386,455)

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue

Revenue increased from $1,708,214 for the year ended December 31, 2006 to $2,018,558 for the year ended December 31, 2007, representing an increase of $310,344 or 18.2%, resulting primarily from an increase in revenue from various grants including the sponsored research agreement with RPCI, the DTRA contract, and the NCI contract. As the term of the BioShield grant ended, the proceeds from the BioShield grant were $0 for the year ended December 31, 2007 as compared to $1,100,293 for the year ended December 31, 2006.

See the table below for further details regarding the sources of our grant and government contract revenue:

Agency	Program	Amount	Period of Performance	Revenue 2007	Revenue 2006
NIH	BioShield program	$1,500,000	07/2005-01/2007	$-	$1,100,293
NIH	Phase I SBIR program	$100,000	08/2005-01/2006	$-	$33,334
NASA	Phase I NASA STTR program	$100,000	01/2006-01/2007	$33,197	$66,393
NIH	Phase II SBIR program	$750,000	07/2006-06/2008	$459,621	$212,713
NIH	NCI Contract	$750,000	09/2006-08/2008	$440,028	$90,481
NY State / RPCI	Sponsored Research Agreement	$3,000,000	01/2007-01/2012	$329,390	$-
DTRA	DTRA Contract	$1,263,836	03/2007-03/2010	$466,322	$-
				$1,728,558	$1,503,214

We anticipate our revenue over the next year to be derived mainly from government grants and contracts. In addition, it is common in our industry for companies to enter into licensing agreements with large pharmaceutical companies. To the extent we enter into such licensing arrangements, we will receive additional revenue from licensing fees.

Operating Expenses

Operating expenses have historically consisted of costs relating to R&D and general and administrative expenses. R&D expenses have consisted mainly of supporting our R&D teams, process development, sponsored research at the Roswell Park Cancer Institute and the Cleveland Clinic, clinical trials and consulting fees. General and administrative expenses include all corporate and administrative functions that serve to support our current and future operations while also providing an infrastructure to support future growth. Major items in this category include management and staff salaries, rent/leases, professional services and travel-related expenses. We expect these expenses to increase as a result of increased legal and accounting fees anticipated in connection with our compliance with ongoing reporting and accounting requirements of the SEC and also to support the expansion of our business.

Operating expenses increased from $9,126,315 for the year ended December 31, 2006 to $27,960,590 for the year ended December 31, 2007. This represents an increase of $18,834,275 or 206.4%. We recognized a total of $7,789,305 of non-cash compensation for stock based compensation for the year December 31, 2007 compared to $506,078 for the year ended December 31, 2006. If these non-cash stock based compensation expenses were excluded, operating expenses would have increased from $8,620,237 for the year ended December 31, 2006 to $20,171,285 for the year ended December 31, 2007. This represents an increase in operating expenses of $11,551,048 or 134.0%.

This increase resulted primarily from an increase in R&D expenses from $6,989,804 for the year ended December 31, 2006 to $17,429,652 for the year ended December 31, 2007, an increase of $10,439,848 or 149.4%. The higher R&D expenses were incurred as a result of increasing the number of research and development personnel, commencing clinical trials for CBLC102 and completing the cGMP manufacturing of CBLB502. We recognized a total of $250,682 of non-cash compensation for R&D stock based compensation for the year ended December 31, 2006 compared to $1,836,787 for the year ended December 31, 2007. Without the non-cash stock based compensation, the R&D expenses increased from $6,739,122 for the year ended December 31, 2006 to $15,592,865 for the year ended December 31, 2007; an increase of $8,853,743 or 131.4%.

In addition, general and administrative expenses increased from $2,136,511 for the year ended December 31, 2006 to $10,530,938, for the year ended December 31, 2007. This represents an increase of $8,394,427 or 392.9%. These higher general and administrative expenses were incurred as a result of creating and improving the infrastructure of the company and the costs associated with being a publicly traded company. We recognized a total of $255,396 of non-cash stock-based compensation for general and administrative compensation for the year ended December 31, 2006 compared to $5,952,517 for the year ended December 31, 2007. Without the non-cash stock based compensation, the general and administrative expenses increased from $1,881,115 for the year ended December 31, 2006 to $4,578,421 for the year ended December 31, 2007; an increase of $2,697,306 or 143.4%.

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

Operating Expenses

Operating expenses increased from $3,626,664 for the year ended December 31, 2005 to $9,126,315 for the year ended December 31, 2006. This represents an increase of $5,499,651 or 151.6%. This increase resulted primarily from an increase in R&D expenses from $2,640,240 for the year ended December 31, 2005 to $6,989,804 for the year ended December 31, 2006, an increase of $4,349,564 or 164.7%, as we increased the number of research scientists and related projects and started a number of clinical trials. In addition, general and administrative expenses increased from $986,424 for the year ended December 31, 2005 to $2,136,511, for the year ended December 31, 2006. This represents an increase of $1,150,087 or 116.6%. These higher general and administrative expenses were incurred as a result of creating and improving the infrastructure of the Company and the costs associated with being a publicly traded company.

Liquidity and Capital Resources

We have incurred annual operating losses since our inception, and, as of December 31, 2007, we had an accumulated deficit of $40,641,743. Our principal sources of liquidity have been cash provided by sales of our securities, and government grants, contracts and agreements. Our principal uses of cash have been R&D and working capital. We expect our future sources of liquidity to be primarily government grants, equity financing, licensing fees and milestone payments in the event we enter into licensing agreements with third parties, and research collaboration fees in the event we enter into research collaborations with third parties.

Net cash used in operating activities totaled $16,607,922 for the year ended December 31, 2007, compared to $6,653,602 used in operating activities for the same period in 2006. Net cash used in operating activities totaled $1,730,513 for the same period in 2005. For all periods, the increase in cash used was primarily attributable to increased R&D activities and creating and maintaining the infrastructure necessary to support these R&D activities.

Net cash used in investing activities was $442,523 for the year ended December 31, 2007 and $14,281 used for the same period in 2006. The increase in cash used for investing activities resulted primarily from the maturing of short-term investments that converted to cash. Net cash used in investing activities was $2,805,113 for the same period in 2005. The decrease from 2005 to 2006 resulted from maturity of investments in long-term certificates of deposit.

Net cash provided by financing activities totaled $28,200,591 for the year ended December 31, 2007, compared to $8,523,414 provided by financing activities for the same period in 2006. The increase in cash provided by financing activities was attributed to the proceeds from the issuance of Series B Preferred in connection with our private placement offering. Net cash provided by financing activities totaled $5,647,347 for the same period in 2005. The funds provided for the year ended December 31, 2005 were attributable primarily to the net proceeds from our initial public offering in July 2006.

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

As of December 31, 2007, we had accrued and paid $50,000 for the milestone payment relating to the filing of the IND application for Curaxin CBLC102 and $250,000 for the milestone payment relating to starting a Phase II hormone-refractory prostate cancer clinical trial for Curaxin CBLC102.

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

To more effectively match short-term investment maturities with cash flow requirements, we have obtained a working capital line of credit, which is fully secured by our short-term investments. This line of credit has an interest rate of prime, a borrowing limit of $1,000,000 and expires on September 20, 2008. At December 31, 2007, there were no outstanding borrowings under this credit facility.

Although we believe that existing cash resources will be sufficient to finance our currently planned operations for the near-term (approximately 12 months), such amounts will not be sufficient to meet our longer-term cash requirements, including our cash requirements for the commercialization of certain of our drug candidates currently in development. We may be required to issue equity or debt securities or enter into other financial arrangements, including relationships with corporate and other partners, in order to raise additional capital. Depending upon market conditions, we may not be successful in raising sufficient additional capital for our long-term requirements. In such event, our business, prospects, financial condition and results of operations could be materially adversely affected.

The following factors, among others, could cause actual results to differ from those indicated in the above forward-looking statements: the results of our R&D efforts, the timing and success of preclinical testing, the timing and success of any clinical trials we may commence in the future, the timing of and responses to regulatory submissions, the amount of cash generated by our operations, the amount of competition we face, and how successful we are in obtaining any required licenses and entering into collaboration arrangements.

Impact of Inflation

We believe that our results of operations are not dependent upon moderate changes in inflation rates.

Impact of Exchange Rate Fluctuations

We believe that our results of operations are somewhat dependent upon changes in foreign currency exchange rates. We have entered into agreements with foreign third parties to produce one of our drug compounds and are required to make payments in the foreign currency. As a result, our financial results could be affected by changes in foreign currency exchange rates. As of December 31, 2007, we are obligated to make payments under these agreements of 9,715 Euros and 86,412 Australian dollars. We have established means to purchase forward contracts to hedge against this risk. As of December 31, 2007, we had 9,715 Euros and 86,412 Australian dollars in contracts outstanding.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Cleveland BioLabs, Inc.

We have audited the accompanying balance sheets of CLEVELAND BIOLABS, INC. as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. Cleveland BioLabs, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cleveland BioLabs Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31 , 2007 in conformity with accounting principles generally accepted in the United States of America.

MEADEN & MOORE, LTD.
Certified Public Accountants

Cleveland, Ohio
March 13, 2008

CLEVELAND BIOLABS, INC.

BALANCE SHEETS

December 31, 2007 and December 31, 2006

	December 31 2007	December 31 2006
ASSETS

CURRENT ASSETS
Cash and equivalents	$14,212,189	$3,061,993
Short-term investments	1,000,000	1,995,836
Accounts receivable:
Trade	163,402	159,750
Interest	50,042	42,479
Notes receivable - Orbit Brands	-	50,171
Prepaid expenses	325,626	434,675
Total current assets	15,751,259	5,744,904

EQUIPMENT
Computer equipment	258,089	132,572
Lab equipment	966,517	347,944
Furniture	274,903	65,087
	1,499,509	545,603
Less accumulated depreciation	313,489	142,011
	1,186,020	403,592

OTHER ASSETS
Intellectual property	459,102	252,978
Deposits	25,445	15,055
	484,547	268,033

TOTAL ASSETS	$17,421,826	$6,416,529

CLEVELAND BIOLABS, INC.

BALANCE SHEETS

December 31, 2007 and December 31, 2006

	December 31 2007	December 31 2006
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$710,729	$644,806
Deferred revenue	1,670,610	-
Dividends payable	396,469	-
Accrued expenses	449,774	128,569
Total current liabilities	3,227,582	773,375

LONG-TERM LIABILITIES
Milestone payable (long-term)	-	50,000

STOCKHOLDERS' EQUITY
Series B convertible preferred stock, $.005 par value
Authorized - 10,000,000 shares at December 31, 2007 and December 31, 2006
Issued and outstanding 3,870,267 and 0 shares at December 31, 2007 and December 31, 2006, respectively	19,351	-
Additional paid-in capital	24,383,695	-
Common stock, $.005 par value
Authorized - 40,000,000 shares at December 31, 2007 and December 31, 2006
Issued and outstanding 12,899,241 and 11,826,389 shares at December 31, 2007 and December 31, 2006, respectively	64,496	59,132
Additional paid-in capital	30,764,914	18,314,097
Accumulated other comprehensive income (loss)	-	(4,165)
Accumulated deficit	(41,038,212)	(12,775,910)
Total stockholders' equity	14,194,244	5,593,154

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,421,826	$6,416,529

CLEVELAND BIOLABS, INC.

STATEMENT OF OPERATIONS

Years Ended December 31, 2007, 2006, and 2005

	December 31 2007	December 31 2006	December 31 2005
REVENUES
Grant	$1,728,558	$1,503,214	$999,556
Service	290,000	205,000	139,275
	2,018,558	1,708,214	1,138,831

OPERATING EXPENSES
Research and development	17,429,652	6,989,804	2,640,240
Selling, general and administrative	10,530,938	2,136,511	986,424
Total operating expenses	27,960,590	9,126,315	3,626,664

LOSS FROM OPERATIONS	(25,942,032)	(7,418,101)	(2,487,833)

OTHER INCOME
Interest income	1,004,853	206,655	119,371
Sublease revenue	4,427	-	-

OTHER EXPENSE
Interest expense	1,087	11,198	17,993
Corporate relocation	1,741,609	-	-
Loss on disposal of fixed assets	15,575	-	-
Loss on investment	305,479	-	-

NET LOSS	(26,996,502)	(7,222,644)	(2,386,455)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(1,265,800)	(214,928)	(291,914)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(28,262,302)	$(7,437,572)	$(2,678,369)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE OF COMMON STOCK - BASIC AND DILUTED	$(2.34)	$(0.84)	$(0.43)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN CALCULATING NET LOSS PER SHARE, BASIC AND DILUTED	12,090,430	8,906,266	6,250,447

CLEVELAND BIOLABS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Period From January 1, 2005 to December 31, 2007

	Stockholders' Equity
	Common Stock
			Additional
			Paid-in	Penalty
	Shares	Amount	Capital	Shares
Balance at January 1, 2005	5,960,000	29,800	2,255,954	-
Issuance of shares - Series A financing	308,000	1,540	588,122	-
Issuance of shares - stock dividend	69,201	346	138,056	-
Issuance of options (383,840 options issued, 324,240 outstanding)	-	-	318,111	-
Exercise of options (59,600 options exercised)	59,600	298	118,902	-
Accrue unissued shares	-	-	(81,125)	81,125
Net loss	-	-	-	-
Other comprehensive income
Unrealized gains (losses) on short term investments
Unrealized holding gains (losses) arising during period	-	-	-	-
Comprehensive loss
Balance at December 31, 2005	6,396,801.00	31,984	3,338,020	81,125

Issuance of shares -previously accrued penalty shares	54,060	270	80,855	(81,125)
Issuance of shares - stock dividend	184,183	922	367,445	-
Issuance of penalty shares	15,295	76	(76)	-
Issuance of shares -initial public offering	1,700,000	8,500	10,191,500	-
Fees associated with initital public offering	-	-	(1,890,444)	-
Conversion of preferred stock to common stock	3,351,219	16,756	5,291,385	-
Conversion of notes payable to common stock	124,206	621	312,382	-
Issuance of options	-	-	506,078	-
Exercise of options	625	3	2,810	-
Issuance of warrants	-	-	114,032	-
Proceeds from sales of warrants	-	-	110	-
Net loss	-	-	-	-
Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses) arising during period	-	-	-	-
Less reclassification adjustment for (gains) losses included in net loss	-	-	-	-
Comprehensive loss
Balance at December 31, 2006	11,826,389	$59,132	$18,314,097	$-

Issuance of options	-	-	3,401,499	-
Options to be issued in 2008	-	-	2,687,355	-
Issuance of shares - Series B financing	-	-	-	-
Fees associated with Series B Preferred offering	-	-	-	-
Issuance of restricted shares	190,000	950	1,699,500	-
Exercise of options	126,046	630	110,650	-
Exercise of warrants	48,063	240	90,275	-
Conversion of Series B Preferred Shares to Common	708,743	3,544	4,461,537	-
Dividends on Series B Preferred shares	-	-	-	-
Net Loss	-	-	-	-
Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses) arising during period	-	-	-	-
Less reclassification adjustment for (gains) losses included in net loss	-	-	-	-
Comprehensive loss
Balance at December 31, 2007	12,899,241	$64,496	$30,764,914	$-

CLEVELAND BIOLABS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Period From January 1, 2005 to December 31, 2007

Stockholders' Equity
Preferred Stock
Additional
			Paid-in	Penalty
	Shares	Amount	Capital	Shares

Balance at January 1, 2005	-	-	-	-
Issuance of shares -Series A financing	3,051,219	15,256	5,292,885	-
Issuance of shares - stock dividend	-	-	-	-
Issuance of options (383,840 options issued, 324,240 outstanding)	-	-	-	-
Exercise of options (59,600 options exercised)	-	-	-	-
Accrue unissued shares			(360,000)	360,000
Net loss	-	-	-	-
Other comprehensive income
Unrealized gains (losses) on short term investments
Unrealized holding gains (losses) arising during period	-	-	-	-
Comprehensive loss
Balance at December 31, 2005	3,051,219	15,256	4,932,885	360,000

Issuance of shares - previously accrued penalty shares	240,000	1,200	358,800	(360,000)
Issuance of shares - stock dividend	-	-	-	-
Issuance of penalty shares	60,000	300	(300)	-
Issuance of shares -initial public offering	-	-	-	-
Fees associated with initital public offering	-	-	-	-
Conversion of preferred stock to common stock	(3,351,219)	(16,756)	(5,291,385)	-
Conversion of notes payable to common stock	-	-	-	-
Issuance of options	-	-	-	-
Exercise of options	-	-	-	-
Issuance of warrants	-	-	-	-
Proceeds from sales of warrants	-	-	-	-
Net loss	-	-	-	-
Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses) arising during period	-	-	-	-
Less reclassification adjustment for (gains) losses included in net loss	-	-	-	-
Comprehensive loss
Balance at December 31, 2006	-	$-	$-	$-

Issuance of options	-	-	-	-
Options to be issued in 2008	-	-	-	-
Issuance of shares -Series B financing	4,579,010	22,895	32,030,175	-
Fees associated with Series B Preferred offering	-	-	(3,184,943)	-
Issuance of restricted shares	-	-	-	-
Exercise of options	-	-	-	-
Exercise of warrants	-	-	-	-
Conversion of Series B Preferred Shares to Common	(708,743)	(3,544)	(4,461,537)	-
Dividends on Series B Preferred shares	-	-	-	-
Net Loss	-	-	-	-
Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	-	-	-	-
Less reclassification adjustment for (gains) losses
included in net loss	-	-	-	-
Comprehensive loss
Balance at December 31, 2007	3,870,267	$19,351	$24,383,695	$-

CLEVELAND BIOLABS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Period From January 1, 2005 to December 31, 2007

	Stockholders' Equity

	Other Comprehensive Income/(Loss)	Accumulated Deficit	Total	Comprehensive Income (Loss)

Balance at January 1, 2005	-	(2,659,968)	(374,214)
Issuance of shares - Series A financing	-	-	5,897,803
Issuance of shares - stock dividend	-	(138,433)	(31)
Issuance of options (383,840 options issued, 324,240 outstanding)	-	-	318,111
Exercise of options (59,600 options exercised)	-	-	119,200
Accrue unissued shares	-	-	-
Net loss	-	(2,386,455)	(2,386,455)	(2,386,455)
Other comprehensive income
Unrealized gains (losses) on short term investments
Unrealized holding gains (losses) arising during period	(17,810)	-	(17,810)	$(17,810)
Comprehensive loss				$(2,404,265)
Balance at December 31, 2005	(17,810)	(5,184,856)	3,556,604

Issuance of shares - previously accrued penalty shares	-	-	-
Issuance of shares - stock dividend	-	(368,410)	(43)
Issuance of penalty shares	-	-	-
Issuance of shares - initial public offering	-	-	10,200,000
Fees associated with initital public offering	-	-	(1,890,444)
Conversion of preferred stock to common stock	-	-	-
Conversion of notes payable to common stock	-	-	313,003
Issuance of options	-	-	506,078
Exercise of options	-	-	2,813
Issuance of warrants	-	-	114,032
Proceeds from sales of warrants	-	-	110
Net loss	-	(7,222,644)	(7,222,644)	(7,222,644)
Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses) arising during period	6,678	-	6,678	$6,678
Less reclassification adjustment for (gains) losses included in net loss	6,967	-	6,967	$6,967
Comprehensive loss				$(7,208,999)
Balance at December 31, 2006	$(4,165)	$(12,775,910)	$5,593,154

Issuance of options	-	-	3,401,499
Options to be issued in 2008	-	-	2,687,355
Issuance of shares - Series B financing	-	-	32,053,070
Fees associated with Series B Preferred offering	-	-	(3,184,943)
Issuance of restricted shares	-	-	1,700,450
Exercise of options	-	-	111,280
Exercise of warrants	-	-	90,515
Conversion of Series B Preferred Shares to Common	-	-	-
Dividends on Series B Preferred shares	-	(1,265,800)	(1,265,800)
Net Loss	-	(26,996,502)	(26,996,502)	(26,996,502)
Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses) arising during period	-	-	-	$-
Less reclassification adjustment for (gains) losses included in net loss	4,165	-	4,165	$4,165
Comprehensive loss				$(26,992,337)
Balance at December 31, 2007	$-	$(41,038,212)	$14,194,244

CLEVELAND BIOLABS, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,996,502)	$(7,222,644)	$(2,386,455)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	188,395	94,931	44,762
Noncash interest expense	-	9,929	17,993
Noncash salaries and consulting expense	7,789,305	620,119	437,311
Deferred compensation	-	5,886	9,141
Loss on disposal of fixed assets	15,575	-	-
Loss on investments	305,479	-	-
Changes in operating assets and liabilities:
Accounts receivable - trade	(3,652)	(159,750)	225,013
Accounts receivable - interest	(12,870)	(5,616)	(37,035)
Prepaid expenses	109,049	(422,427)	(12,249)
Deposits	(10,390)	(3,750)	(3,734)
Accounts payable	65,923	380,023	10,869
Deferred revenue	1,670,610	(100,293)	100,293
Accrued expenses	321,206	99,990	(136,421)
Milestone payments	(50,000)	50,000	-
Total adjustments	10,388,630	569,042	655,942
Net cash (used by) provided by operating activities	(16,607,872)	(6,653,602)	(1,730,513)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments	(1,000,000)	(4,800,000)	(2,400,000)
Sale of short-term investments	2,000,000	5,200,000	-
Issuance of notes receivable	(250,000)	(50,000)	-
Purchase of equipment	(987,649)	(187,660)	(328,756)
Sale of equipment	1,250	-	-
Costs of patents pending	(206,124)	(176,621)	(76,357)
Net cash (used in) provided by investing activities	(442,523)	(14,281)	(2,805,113)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock	30,020,984	-	6,000,000
Financing costs	(1,152,857)	(1,679,456)	(402,622)
Dividends	(869,331)	(43)	(31)
Issuance of common stock	-	10,200,000	-
Exercise of stock options	111,280	2,813	-
Exercise of warrants	90,515	-	-
Issuance of warrants	-	100	-
Proceeds from convertible notes payable	-	-	50,000
Net cash (used in) provided by financing activities	28,200,591	8,523,414	5,647,347

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	11,150,196	1,855,531	1,111,721
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,061,993	1,206,462	94,741
CASH AND EQUIVALENTS AT END OF PERIOD	$14,212,189	$3,061,993	$1,206,462

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,087	$1,269	$-
Cash paid during the year for income taxes	$-	$-	$-

Supplemental schedule of noncash financing activities:
Issuance of stock options to employees, consultants, and independent board members	$3,401,499	$506,078	$318,511
Stock options due to employees and a consultant	$2,687,355	$-	$-
Issuance of shares to consultants	$1,700,450	$368,367	$-
Issuance of non-cash financing fees	$2,032,086	$-	$-
Conversion of preferred stock to common stock	$4,465,081	$5,308,141	$-
Accrual of preferred stock dividends	$396,469	$-	$-
Common stock issued as financing fees on issuance of preferred shares	$-	$-	$589,662
Conversion of notes payable and accrued interest to preferred stock	$-	$-	$102,438
Issuance of warrants to consultant	$-	$114,042	$-
Exercise of stock options into 59,600 common shares by consultant	$-	$-	$119,200
Issuance of common stock dividend to preferred shareholders	$-	$-	$138,402
Unissued shares to preferred shareholders for penalty per agreement	$-	$-	$441,125
Conversion of notes payable and accrued interest to common stock	$-	$313,003	$-

CLEVELAND BIOLABS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1. Organization

Cleveland BioLabs, Inc. (“CBLI” or the “Company”) is engaged in the discovery, development and commercialization of products for cancer treatment and protection of normal tissues from radiation and toxins. The Company was incorporated under the laws of the State of Delaware on June 5, 2003 and is headquartered in Buffalo, New York. CBLI is a drug discovery and development company leveraging its proprietary discoveries about programmed cell death to treat cancer and protect normal tissues from exposure to radiation and other stresses. To date, the Company has not developed any commercial products, but the Company has developed and produced biological compounds under a single commercial development contract.

Note 2. Summary of Significant Accounting Policies

A.
Cash and Equivalents – The Company considers highly liquid debt instruments with original maturities of three months or less to be cash equivalents. In addition, the Company maintains cash and equivalents at financial institutions, which may exceed federally insured amounts at times and which may, at times, significantly exceed balance sheet amounts due to outstanding checks.

B.
Marketable Securities and Short Term Investments – The Company considers investments with a maturity date of more than three months to maturity to be short-term investments and has classified these securities as available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as accumulated other comprehensive income (loss) in stockholders’ equity. The cost of available-for-sale securities sold is determined based on the specific identification method.

C.
Accounts Receivable – The Company extends unsecured credit to customers under normal trade agreements, which generally require payment within 30 days. Management estimates an allowance for doubtful accounts which is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections. There is no allowance for doubtful accounts as of December 31, 2007, and 2006.

D.
Notes Receivable – On December 7, 2006 the Company entered into an agreement with the Orbit Brands Corporation (Borrower) and its subsidiaries whereby the Company would lend up to $150,000 each on two promissory notes to the Borrower at a rate of 5% per annum with a maturity date of one year. The proceeds of the loans were to be used by the Borrower solely to cover expenses associated with converting the notes into common stock and preparing the lending motions for the bankruptcy case involving the Borrower. The Company is under no obligation to fund or loan any additional amount to the Borrower. As of December 31, 2006 the balance outstanding was $50,000 plus accrued interest of $171. At September 30, 2007, the Company wrote off the balance outstanding of $300,000 plus accrued interest of $5,479 due to the fact that the Securities and Exchange Commission has initiated proceedings to permanently suspend trading in the shares of Borrower and to revoke its registration under the Securities Exchange Act of 1934. On December 11, 2007, the SEC revoked the registrations of all classes of securities of Orbit Brands Corp. pursuant to Section 12(j) of the Securities Exchange Act of 1934. In addition, the Borrower does not appear to have sufficient funds to emerge from its bankruptcy proceedings.

E.
Deferred Compensation – The Company realized deferred compensation upon the valuation of restricted stock granted to the founding stockholders. This deferred compensation was expensed over the three-year vesting period from the grant of the stock. The Company expensed $0, $5,887, and $9,140 in compensation expense in 2007, 2006 and 2005, respectively.

F.
Equipment – Equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally five years) using the straight-line method. Leasehold improvements are depreciated on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Major expenditures for renewals and betterments are capitalized and depreciated. Depreciation expense was $188,395, $94,931, and $44,762 for the years ended December 31, 2007, 2006, and 2005 respectively.

G.
Impairment of Long-Lived Assets – In accordance with Statements of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used, including equipment and intangible assets subject to depreciation and amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets or related asset group may not be recoverable. Determination of recoverability is based on an estimate of discounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the carrying amount of the asset is written down to its estimated net realizable value.

H.
Intellectual Property – The Company capitalizes the costs associated with the preparation, filing, and maintenance of certain intellectual property rights. Capitalized intellectual property is reviewed annually for impairment.

A portion of this intellectual property is owned by the Cleveland Clinic Foundation, or CCF, and granted to the Company through an exclusive licensing agreement. As part of the licensing agreement, CBLI agrees to bear the costs associated with the preparation, filing and maintenance of patent applications relating to this intellectual property. If the patent application is approved, the costs paid by the Company are amortized on a straight-line basis over the shorter of 17 years or the anticipated useful life of the patent. If the patent application is not approved, the costs associated with the preparation, filing and maintenance of the patent application by the Company on behalf of CCF will be expensed as part of selling, general and administrative expenses. Gross capitalized patents pending costs were $407,425 and $222,789 on behalf of CCF for 13 patent applications as of December 31, 2007 and December 31, 2006, respectively. All of the CCF patent applications are still pending approval.

The Company also has submitted three patent applications as a result of intellectual property exclusively developed and owned by the Company. If the patent applications are approved, costs paid by the Company associated with the preparation, filing, and maintenance of the patents will be amortized on a straight-line basis over the shorter of 17 years or the anticipated useful life of the patent. If the patent application is not approved, the costs associated with the preparation, filing and maintenance of the patent application will be expensed as part of selling, general and administrative expenses at that time. Gross capitalized patents pending costs were $51,677 and $30,189 on behalf of the Company for three patent applications as of December 31, 2007 and December 31, 2006, respectively. The patent applications are still pending approval.

I.
Line of Credit – The Company has a working capital line of credit that is fully secured by short-term investments. This fully-secured, working capital line of credit carries an interest rate of prime, a borrowing limit of $1,000,000, and expires on September 20, 2008. At December 31, 2007 and December 31, 2006, there were no outstanding borrowings.

J.
Fair Value of Financial Instruments – Financial instruments, including cash and equivalents, accounts receivable, notes receivable, accounts payable and accrued liabilities, are carried at net realizable value.

K.
Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under these circumstances. Actual results could differ from those estimates.

L.
Revenue Recognition – The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition.” Revenue sources consist of government grants, government contracts and commercial development contracts.

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

The Company recognizes revenue related to the funds received in 2007 from the State of New York under the sponsored research agreement with the Roswell Park Cancer Institute (RPCI) in accordance with SFAS 116. The principles of SFAS 116 result in the recognition of revenue as allowable costs are incurred. The Company recognizes revenue on research laboratory services and the purchase and subsequent use of related equipment. The amount paid as a payment toward future services related to the equipment is recognized as a prepaid asset and will be recognized as revenue as the services are performed and the prepaid asset is recognized as expense.

Government contract revenue is recognized periodically upon delivery of an invoice for allowable R&D expenses according to the terms of the contract. The Company has recognized grant revenue from the following agencies: the Defense Threat Reduction Agency (DTRA), the U.S. Army (DARPA), National Aeronautics and Space Administration (NASA), the National Institutes of Health (NIH) and the Department of Health and Human Services (HHS). Commercial development revenues are recognized when the service or development is delivered.

M.
Deferred Revenue – Deferred revenue results when payment is received in advance of revenue being earned. The Company makes a determination as to whether the revenue has been earned by applying a percentage-of-completion analysis to compute the need to recognize deferred revenue. The percentage of completion method is based upon (1) the total income projected for the project at the time of completion and (2) the expenses incurred to date. The percentage-of-completion can be measured using the proportion of costs incurred versus the total estimated cost to complete the contract.

The Company received $2,000,000 in funds from the State of New York through the Roswell Park Cancer Institute during the second quarter of 2007 and is recognizing this revenue over the terms and conditions of the sponsored research agreement. The Company recognizes revenue on research laboratory services and the purchase and subsequent use of related equipment. The amount paid as a payment toward future services related to the equipment is recognized as a prepaid asset and will be recognized as revenue as the services are performed and the prepaid asset is recognized as expense. For the year ended December 31, 2007, the Company recognized $329,390 as revenue resulting in a balance of deferred revenue of $1,670,610 at December 31, 2007. At December 31, 2006 and December 31, 2005, the Company had $0 and $100,293 deferred revenue. The balance of $100,293 at December 31, 2005 was related to a federal grant and recognized as revenue in the first quarter of 2006.

N.
Research and Development – Research and development expenses consist primarily of costs associated with the clinical trials of drug candidates, compensation and other expenses for research and development, personnel, supplies and development materials, costs for consultants and related contract research and facility costs. Expenditures relating to research and development are expensed as incurred.

O.
Other Expense – Other expense consists primarily of costs associated with the relocation of the Company facilities and employees from Cleveland, Ohio to Buffalo, New York. For the years ended December 31, 2007, 2006, and 2005, relocation costs were $1,741,609, $0 and $0, respectively. Other expense also includes the loss on the Orbit Brands investment (see Note 1.D for more information), loss on disposal of assets and interest expense. The loss on disposal of fixed assets was $15,575, $0 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively. Interest expense was $1,087, $11,198 and $17,993 for the years ended December 31, 2007, 2006 and 2005, respectively.

P.
Employee Benefit Plan – The Company maintains a 401(k) retirement savings plan that is available to all full-time employees who have reached age 21. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan provides that each participant may contribute up to a statutory limit of their pre-tax compensation, which was $15,500 for employees under age 50 and $20,500 for employees 50 and older in calendar year 2007. Employee contributions are held in the employees’ name and invested by the plan trustee. The plan currently provides for the Company to make matching contributions, subject to established limits. The Company made matching contributions of $99,530, $48,858, and $0 for 2007, 2006, and 2005, respectively.

Q.
2006 Equity Incentive Plan - On May 26, 2006, the Company’s Board of Directors adopted the 2006 Equity Incentive Plan (“Plan”) to attract and retain persons eligible to participate in the Plan, motivate Participants to achieve long-term Company goals, and further align Participants’ interests with those of the Company’s other stockholders. The Plan expires on May 26, 2016 and allows up to 2,000,000 shares of stock to be awarded. For the year ended December 31, 2006, 45,000 options were granted to independent board members. On February 14, 2007, the 2,000,000 shares were registered with the SEC by filing a Form S-8 registration statement. For the year ended December 31, 2007, 190,000 stock awards and 660,000 options were granted to executives, independent board members, employees and key consultants. At December 31, 2007, stock awards of 190,000 and option awards of 705,000 have been awarded under the Plan leaving 1,015,000 shares of stock to be awarded.

R.
2007 Executive Compensation Plan - On May 11, 2007, the Compensation Committee (the “Compensation Committee”) of the Board of Directors approved an executive compensation program designed to reward each of the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Scientific Officer (the “Executive Officers”) for the achievement of certain pre-determined milestones. The purpose of the program is to link each Executive Officer’s compensation to the achievement of key Company milestones that the Compensation Committee believes have a strong potential to create long-term stockholder value.

Under the terms of this program, after each fiscal year beginning with the fiscal year ended December 31, 2007, each component of our Executive Officers’ compensation packages - base salary, cash bonus and stock option awards - will be measured against the Company’s achievement of (1) stock performance milestones, (2) scientific milestones, (3) business milestones and (4) financial milestones, each of which will be weighted equally. The milestones will be set at the beginning of each fiscal year. Each set of milestones has a threshold level, a target level and a high performance level. For base salary, increases will range between 2% for threshold performance to 6% for high performance. For cash bonuses, increases will range between 15% for threshold performance and 60% for high performance. For stock option awards, awards will range between 50,000 stock options for threshold performance and 300,000 for high performance.

As of December 31, 2007, the Company has accrued $185,288 in cash bonuses and $2,687,355 in non-cash, stock-based compensation for the stock options to be awarded by the Compensation Committee under the 2007 Executive Compensation Plan.

S.
Stock-Based Compensation - The FASB issued SFAS No. 123(R) (revised December 2004), Share Based Payment, which is a revision of SFAS No. 123 Accounting for Stock-Based Compensation. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The Company values employee non-cash, stock-based compensation under the provisions of SFAS 123(R) and related interpretations.

The fair value of each stock option granted is estimated on the grant date. The Black Scholes model is used for standard stock options, but if market conditions are present within the stock options, the Company utilizes Monte Carlo simulation to value the stock options. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect the Company’s experience. The Company uses a risk-free rate published by the St. Louis Federal Reserve at the time of the option grant, assumes a forfeiture rate of zero, assumes an expected dividend yield rate of zero based on the Company’s intent not to issue a dividend in the foreseeable future, uses an expected life based on the safe harbor method, and computes an expected volatility based on similar high-growth, publicly-traded, biotechnology companies. The Company does not include the use of its own stock in the volatility calculation at this time because of the brief history of the stock as a publicly traded security on a listed exchange. The Company recognizes the fair value of share-based compensation in net income on a straight-line basis over the requisite service period. A summary of the values for these assumptions appears below:

	2007	2006	2005

Risk-free interest rate	3.38-5.11%	4.66-5.04%	3.95-4.46%
Expected dividend yield	0%	0%	0%
Expected life	2.74-6 years	5 years	5 Years
Expected volatility	71.86-76.29%	71.43-75.11%	78.0-81.75%

The fair value of warrants issued in 2006 to a key consultant in exchange for services was also estimated using the Black-Scholes option valuation model with the same assumptions.

The Company issued 660,000, 161,750 and 383,840 stock options during the years ended December 31, 2007, 2006, and 2005, respectively, pursuant to various stock award agreements. The Company recognized a total of $3,401,499, $506,078, and $318,111 in expense related to options for the years ended December 31, 2007, 2006, and 2005, respectively. The weighted average, estimated grant date fair values of stock options granted was $6.08, $3.14, and $1.65 during the years ended December 31, 2007, 2006, and 2005, respectively. The following tables summarize the stock option activity for the years ended December 31, 2007 and December 31, 2006, respectively.

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding, December 31, 2006	483,490	$2.17
Granted	660,000	$9.85
Exercised	131,750	$1.34
Forfeited, Canceled	0	n/a
Outstanding, December 31, 2007	1,011,740	$7.29	8.80
Exercisable, December 31, 2007	646,930	$6.89	8.75

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)

Outstanding, December 31, 2005	324,240	$0.82
Granted	161,750	$4.92
Exercised	625	$4.50
Forfeited, Canceled	1,875	$4.50
Outstanding, December 31, 2006	483,490	$2.17	8.77
Exercisable, December 31, 2006	243,183	$2.27	8.78

In addition, the Company recognized $1,700,450 in expense for shares issued under the Plan to various consultants during the year ended December 31, 2007. For the years ended December 31, 2006 and 2005, there was no compensation expense recognized due to no share issuance.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options and warrants have characteristics significantly different from those of traded derivative securities, and because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options and warrants.

T.
Income Taxes – The Company utilizes Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to operating loss and tax credit carryforwards, and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those operating loss carryforward and temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established, if necessary, to reduce the deferred tax asset to the amount that will, more likely than not, be realized. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes.

U.	Net Loss Per Share – Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

The following table presents the basic and diluted earnings per share:

	2007	2006	2005

Net loss available to common stockholders	$(28,262,302)	$(7,437,572)	$(2,678,369)

Net loss per share, basic and diluted	$(2.34)	$(0.84)	$(0.43)

Weighted-average shares used in computing net loss per share, basic and diluted	12,090,430	8,906,266	6,250,447

The Company has included $1,265,800, $214,928 and $291,914 in the numerator to account for cumulative dividends for Series A and B preferred stock that were recognized for 2007, 2006 and 2005, respectively. The Company has excluded all outstanding warrants and options from the calculation of diluted net loss per share because all such securities are antidilutive for all applicable periods presented.

The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for warrants, was 3,453,268, 814,424, and 594,424 for the years ended December 31, 2007, 2006 and 2005, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted earnings per share.

The total number of shares excluded from the calculations of diluted net loss per share, prior to the application of the treasury stock method for options, was 1,011,740, 483,490, and 324,240 for the years ended December 31, 2007, 2006 and 2005, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted earnings per share.

V.
Concentrations of Risk – Grant revenue was comprised wholly from grants issued by the federal and state governments and accounted for 85.6%, 88.0%, and 88.9% of total revenue for the years ended December 31, 2007, 2006 and 2005, respectively. Although the Company anticipates ongoing grant revenue, there is no guarantee that this revenue stream will continue in the future.

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

W.
Foreign Currency Exchange Rate Risk – The Company has entered into agreements with foreign third parties to advance the Company’s research and development efforts and is required to make payments in the foreign currency. As a result, the Company’s financial results could be affected by changes in foreign currency exchange rates. As of December 31, 2007, the Company is obligated to make payments under the agreement of 9,715 Euros and 86,412 Australian dollars. The Company has established means to purchase forward contracts to hedge against this risk. As of December 31, 2007, the Company has 9,715 Euros and 86,412 Australian dollars in contracts outstanding. The estimated fair values of forward contracts are based on quoted market prices.

X.
Comprehensive Income/(Loss) – The Company applies Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

Y.
Segment Reporting – As of December 31, 2007, the Company has determined that it operates in only one segment. Accordingly, no segment disclosures have been included in the notes to the consolidated financial statements.

Z.
Effect of New Accounting Standards – Effective January 1, 2007, the Company adopted Financial Accounting Standards Board FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. The minimum recognition threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If a tax benefit meets this threshold, it is measured and recognized based on an analysis of the cumulative probability of the tax benefit being ultimately sustained. There was no impact to the financial statements upon adoption of FIN 48.

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

CCF will receive milestone payments for each product developed with CCF technology as development passes through major developmental stages. In addition, the Company will pay CCF royalties and sublicense royalties as a percentage of net sales of all commercial products developed with CCF technology. Milestone payments, royalties or sublicense royalties have been paid amount to $300,000, $0, and $0 for the years ended December 31, 2007, 2006, and 2005, respectively.

The Company also incurred $927,347, $1,142,290, and $475,934 in subcontract expense to CCF related to research grants and agreements for the years ended December 31, 2007, 2006 and 2005, respectively. The balance remaining is $70,539 in accrued payables at December 31, 2007. Finally, the Company recognizes a balance of $10,227 in accounts receivable at December 31, 2007 related to a prepayment of a research agreement.

The Company also rented office and laboratory space from an entity related to CCF on a month to month basis through May of 2005. Rent to this entity related to CCF was $0, $0, and $11,121 in 2007, 2006 and 2005, respectively.

Roswell Park Cancer Institute

In January 2007, the Company entered into a sponsored research agreement with RPCI to develop the Company’s cancer and radio-protectant drug candidates. The Company received $2,000,000 in funds from RPCI during the second quarter of 2007 and is scheduled to receive an additional $1,000,000 in the second quarter of 2008. This money was funded by the State of New York as part of an incentive package for the Company to relocate and establish a major research/clinical facility in Buffalo, New York. The Company will have an open-ended license to any basic research conducted within, or in collaboration with RPCI.

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

In April 2004, the Company entered into a chemical libraries license agreement with ChemBridge. Under the terms of the agreement, the Company has a non-exclusive worldwide license to use certain chemical compound libraries for drug research conducted on its own or in collaboration with others. In return, ChemBridge will receive royalty payments on any revenue received by the Company for all contracts, excluding CCF, in which the libraries are used. No revenues or royalties have been paid through the year ended December 31, 2007.

The Company has also agreed to collaborate with ChemBridge on two optimization projects, wherein ChemBridge will have the responsibility of providing the chemistry compounds of the project and the Company will have the responsibility of providing the biological expertise. ChemBridge will retain a 50% ownership interest in two selected “confirmed hits” that make up the optimization projects.

The parties will jointly manage the development and commercialization of any compounds arising from an optimization project. No “confirmed hits” have been selected during the year ended December 31, 2007.

In addition, the Company paid ChemBridge $41,780, $29,910, and $3,913 for the purchase of chemical compounds in the normal course of business in 2007, 2006 and 2005, respectively.

Cooperative Research and Development Agreement

In August 2004, the Company entered into a five-year cooperative research and development agreement (CRADA) with the Uniformed Service University of the Health Sciences, which includes the Armed Forces Radiobiology Research Institute, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and CCF, to evaluate the Company’s radioprotective drug candidates and their effects on intracellular and extracellular signaling pathways. Under the terms of the agreement, all parties are financially responsible for their own expenses related to the agreement. The agreement may be unilaterally terminated by any party upon 30 days prior written notice.

In August 2007, the Company entered into an additional one-year CRADA with the Uniformed Service University of the Health Sciences to evaluate the Company’s radioprotective drug candidate Protectan CBLB502 in non-human primates. Under the terms of the agreement, the Company paid $222,769 to Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc to purchase, house and irradiate animals and perform blood and cytokine analysis. The agreement may be unilaterally terminated by any party upon 30 days prior written notice.

Sunrise Securities Corp.

The Company engaged Sunrise Securities Corporation, or SSC, to act as the investment banker for the private placement that took place in March 2005, as a lead underwriter for the initial public offering in 2006, and as placement agent for its private placement of Series B Convertible Preferred Stock, or Series B Preferred. SSC and its related parties are owners of both common stock and warrants of the Company as a result of the private placement and the initial public offering. The Company paid SSC $75,000 as an initial retainer for underwriting work associated with the initial public offering and SSC received $945,000 in underwriting commissions from the initial public offering. In addition, the Company paid SSC $95,000 related to legal fees incurred in the March 2007 Series B Preferred offering.

Consultants

In addition, one Company stockholder, who serves as our Chief Scientific Officer, received payments for consulting services performed on certain grant awards and internal research and development. Total cash subcontract expense made to this person amounted to $120,580, $104,168, and $100,250 for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, the Company incurred $198,375 in non-cash, stock-based compensation expense in 2007 to this consultant and also accrued an additional $732,915 in non-cash, stock-based compensation and an additional $19,215 in subcontractor expense related to the 2007 Executive Compensation Plan.

One Company stockholder, who serves as our Vice President of Research - Radioprotectant Group, received payment for consulting services performed related to the Company’s research efforts. Total consultant expense made to this person amounted to $95,520, $84,330, and $49,135 for the years ended December 31, 2007, 2006, and 2005, respectfully.

Note 4. Stock Transactions

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

On February 26, 2007, the Company issued 55,000 warrants at an exercise price of $9.19 per share, to a placement agent as incentive for work on the private placement offering.

On March 16, 2007, the Company entered into a Securities Purchase Agreement with various accredited investors (the Buyers), pursuant to which the Company agreed to sell to the Buyers Series B Convertible Preferred Stock (Series B Preferred) convertible into an aggregate of 4,288,712 shares of common stock and Series B Warrants that are exercisable for an aggregate of 2,144,356 shares of common stock. The Series B Preferred have an initial conversion price of $7.00 per share, and in the event of a conversion at such conversion price, one share of Series B Preferred would convert into one share of common stock. The Series B Warrants have an exercise price of $10.36 per share, the closing bid price on the day prior to the private placement. To the extent, however, that the conversion price of the Series B Preferred or the exercise price of the Series B Warrants is reduced as a result of certain anti-dilution protections, the number of shares of common stock into which the Series B Preferred are convertible and for which the Series B Warrants are exercisable may increase.

The Company also issued to the placement agents in the private placement (the Agents), as compensation for their services, Series B Preferred, Series B Warrants, and Series C Warrants. The Agents collectively received Series B Preferred that are convertible into an aggregate of 290,298 shares of common stock, Series B Warrants that are exercisable for an aggregate of 221,172 shares of the Company’s common stock, and Series C Warrants that are exercisable for 267,074 shares of the Company’s common stock. The Series C Warrants have an exercise price of $11.00 per share, and are also subject to anti-dilution protections that could increase the number of shares of common stock for which they are exercisable.

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

On March 19, 2007, the Company issued 20,000 stock options to members of the Scientific Advisory Board of the Company under non-qualified stock option agreements. These options are immediately exercisable and allow for the purchase of 20,000 shares of common stock at a price of $8.82. These options expire on March 18, 2017.

On April 6, 2007, the Company issued 152,500 stock options to officers and consultants under non-qualified stock option agreements. These options are immediately exercisable and allow for the purchase of 152,500 shares of common stock at a price of $8.36. These options expire on April 5, 2017. The Company also issued 115,000 shares of common stock to consultants under the Plan.

On June 12, 2007, the Company issued 140,000 stock options to four independent members of the Board of Directors of the Company under non-qualified stock option agreements. These options are immediately exercisable and allow for the purchase of 140,000 shares of common stock at a price of $9.40. These options expire on June 11, 2017.

On June 15, 2007, the Company issued 110,000 stock options to various key employees and consultants under non-qualified stock option agreements. These options have various vesting schedules including immediate vesting, up to three year vesting, and vesting upon the company stock price obtaining certain levels. These options allow for the purchase of 110,000 shares of common stock at a price ranging from $9.93 to $17.00. These options expire on June 14, 2017. The Company also issued 30,000 shares of common stock to the same consultants under the Plan.

On June 21, 2007, the Company issued 3,000 stock options to a consultant under a non-qualified stock option agreement. These options vest over a six month period and allow for the purchase of 3,000 shares of common stock at a price of $10.84. These options expire on June 20, 2017.

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

On December 4, 2007, the Company issued 117,000 stock options to various key employees and consultants under non-qualified stock option agreements. These options have up to three year vesting. These options allow for the purchase of 117,000 shares of common stock at an exercise price of $10.00 per share. These options expire on or before December 3, 2017.

On December 11, 2007, the SEC declared effective a registration statement of the Company registering up to 5,514,999 shares of common stock for resale from time to time by the selling stockholders named in the prospectus contained in the registration statement. This number represents 5,514,999 shares of common stock issuable upon the conversion or exercise of the securities issued the Company’s March 2007 private placement at the current conversion and exercise prices. Of these 5,514,999 shares of common stock, 3,717,515 shares are issuable upon conversion of Series B Preferred and 1,797,484 shares are issuable upon exercise of the Series B Warrants. The Company will not receive any proceeds from the sale of the underlying shares of common stock, although to the extent the selling stockholders exercise warrants for the underlying shares of common stock, the Company will receive the exercise price of those warrants. The registration statement was filed to satisfy registration rights that the Company had previously granted. Subsequent to the effectiveness of the registration statement, 708,743 Series B Preferred were converted and $61,418 in dividends earned were paid as of December 31, 2007. At December 31, 2007, $396,469 in dividends were accrued on the outstanding Series B Preferred.

Note 5. Income Taxes

The provisions for income taxes charged to continuing operations is $0 for the years ended December 31, 2007, 2006, and 2005, respectively.

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2007	2006	2005

Deferred tax assets:
Operating loss carryforwards	$13,289,000	$4,586,000	$1,897,000
Tax credit carryforwards	737,000	-	-
Deferred compensation	2,765,000	345,000	135,000
Other	-	2,000	7,000
Total deferred income tax assets	16,791,000	4,933,000	2,039,000

Deferred tax liabilities
Equipment	(61,000)	(35,000)	(17,000)

Net deferred income tax asset	16,730,000	4,898,000	2,022,000
Valuation allowance	(16,730,000)	(4,898,000)	(2,022,000)

	$-	$-	$-

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to the pretax loss from continuing operations as a result of the following differences:

	2007	2006	2005

Tax at the U.S. statutory rate	$(9,474,000)	$(2,456,000)	$(811,000)

Stock option exercises	(363,000)	-	-

Tax credits	(477,000)	-	-

Valuation allowance	10,308,000	2,456,000	811,000

Other	6,000	-	-

	$-	$-	$-

At December 31, 2007, the Company has federal net operating loss carryforwards of approximately $34,262,000, which begin to expire if not utilized by 2023, and approximately $584,000 of tax credit carryforwards that begin to expire if not utilized by 2024. The utilization of approximately $2,768,000 of the net operating loss carryforwards and approximately $203,000 of the tax credits carryforwards is limited through 2011 as a result of ownership changes. The Company also has state net operating loss carryforwards of approximately $22,176,000, which will expire if not utilized by 2027, and state tax credit carryforwards of approximately $153,000, which begin to expire if not utilized by 2010.

The Company files a United States federal tax return, along with various state and local income tax returns. The federal, state and local tax returns for the years ended December 31, 2006, 2005 and 2004 are still open for examination.

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board FIN 48, “Accounting for Uncertainty in Income Taxes”, which prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. There was no impact to the financial statements upon the adoption of FIN 48.

The following presents a rollforward of the unrecognized tax benefits and associated interest and penalties:

	Unrecognized Tax Benefits	Interest and Penalties

Balance at January 1, 2007	$-	$-
Prior year tax positions	-	-
Current year tax positions	-	-
Deferred tax positions	230,000	-
Settlements with tax authorities	-	-
Expiration of the statute of limitations	-	-

Balance at December 31, 2007	$230,000	$-

Note 6. Other Balance Sheet Details

Available-For-Sale Cash Equivalents and Marketable Securities

Available-for-sale Marketable Securities consist of the following:

	Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007 - Current Marketable Securities	$1,000,000	$17,881	$-	$-	$1,017,881

The Company considers investments with a maturity date of more than three months from the date of purchase to be short-term investments and has classified these securities as available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as accumulated other comprehensive income (loss) in stockholders’ equity. The cost of available-for-sale securities sold is determined based on the specific identification method.As a result of changes in market interest rates on investment, the Company recognized unrealized gains/(losses) of $4,165 $13,645, and ($17,810) for the years ending December 31, 2007, 2006, and 2005, respectively. In 2007, the Company recaptured $4,165 of the previously recorded other comprehensive loss due to the maturity of the short term investments.

Equipment

Equipment consists of the following:

	2007	2006

Laboratory Equipment	$966,517	$347,944
Computer Equipment	258,089	132,572
Furniture	274,903	65,087
	1,499,509	545,603
Less accumulated depreciation	(313,489)	(142,011)
	$1,186,020	$403,592

Note 7. Commitments and Contingencies

The Company has entered into various agreements with third parties in connection with the research and development activities of its existing product candidates as well as discovery efforts on potential new product candidates. These agreements include costs for research and development and license agreements that represent the Company’s fixed obligations payable to sponsor research and minimum royalty payments for licensed patents. These amounts do not include any additional amounts that the Company may be required to pay under its license agreements upon the achievement of scientific, regulatory and commercial milestones that may become payable depending on the progress of scientific development and regulatory approvals, including milestones such as the submission of an investigational new drug application to the FDA, similar submissions to foreign regulatory authorities and the first commercial sale of the Company’s products in various countries. These agreements include costs related to manufacturing, clinical trials and preclinical studies performed by third parties.

The Company is also party to three agreements that require it to make milestone payments, royalties on net sales of the Company’s products and payments on sublicense income received by the Company. As of December 31, 2007, $300,000 of milestone payments have been recognized and paid.

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues for liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. For all periods presented, the Company is not a party to any pending material litigation or other material legal proceedings.

The Company currently has operating lease commitments in place for facilities in Buffalo, New York and Rosemont, Illinois as well as office equipment. The Company recognizes rent expense on a straight-line basis over the term of the related operating leases. The operating lease expenses recognized were $218,635, $160,742, and $112,967 in 2007, 2006 and 2005, respectively.

Annual future minimum lease payments under present lease commitments are as follows:

Operating Leases
2008	$333,566
2009	349,878
2010	389,940
2011	360,300
2012	174,726

$1,608,410

The Company has entered into stock option agreements with key employees, board members and consultants with exercise prices ranging from $0.66 to $17.00. These awards were approved by the Company’s Board of Directors. The options expire ten years from the date of grant, subject to the terms applicable in the agreement.

The following table summarizes the stock option activity for the years ended December 31, 2007 and 2006:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2005	324,240	$0.82
Granted	161,750	$4.92
Exercised	625	$4.50
Forfeited	1,875	$4.50
Outstanding at December 31, 2006	483,490	$2.17
Granted	660,000	$9.85
Exercised	131,750	$1.34
Forfeited	-	n/a
Outstanding at December 31, 2007	1,011,740	$7.29

The number of options and weighted average exercise price of options fully vested and exercisable for the years ending December 31, 2007, 2006 and 2005 were 646,930, 243,183, and 83,560 options at $6.89, $2.27, and $0.88 respectively. A table showing the number of options outstanding and exercisable (fully vested) at December 31, 2007 appears below:

	Outstanding		Exercisable
Exercise Price	Number of Options	Weighted Average Years to Expiration	Number of Options

$0.66	112,500	7.50	65,000
$0.67	77,740	7.50	51,680
$2.00	10,000	7.92	10,000
$4.50	111,500	8.17	54,375
$6.00	45,000	8.55	45,000
$8.36	152,500	9.26	152,500
$8.82	20,000	9.22	20,000
$9.14	94,500	9.12	24,375
$9.40	140,000	9.45	140,000
$9.93	30,000	9.46	15,000
$10.00	117,000	9.93	48,000
$10.61	18,000	5.00	18,000
$10.84	3,000	9.47	3,000
$11.00	25,000	9.46	-
$14.00	25,000	9.46	-
$17.00	30,000	9.46	-
Total	1,011,740	8.80	646,930

The Company has entered into warrant agreements with strategic partners, consultants and investors with exercise prices ranging from $1.13 to $11.00. These awards were approved by the Company’s Board of Directors. The warrants expire between five and six years from the date of grant, subject to the terms applicable in the agreement. A list of the total warrants awarded and exercised appears below:

	Number of Warrants	Weighted Average Exercise Price

Outstanding at December 31, 2005	594,424	$1.61
Granted	220,000	$8.09
Exercised	-	N/A
Forfeited	-	N/A
Outstanding at December 31, 2006	814,424	$3.36
Granted	2,687,602	$10.40
Exercised	48,758	$2.00
Forfeited	-	N/A
Outstanding at December 31, 2007	3,453,268	$8.86

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

Note 8. Subsequent Events

In December 2007, the Company accrued $2,687,355 of non-cash, stock-based compensation related to the stock options awarded under the 2007 Executive Compensation Plan. This accrual was based on the closing price of $8.80 of the Company’s stock as listed on the NASDAQ Global Market at December 31, 2007. The stock options were awarded by the Compensation Committee on February 4, 2008. At the time the options were awarded, the grant date fair value of the options was $1,137,345 based on the exercise price of $4.00 as determined by the 2006 Equity Incentive Plan at the time of the award. This results in a recapture of $1,550,010 of non-cash, stock-based compensation expense in the first quarter of 2008.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosures for the years ended, December 31, 2007 and 2006.

Item 9A. Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principle financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-K.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Pursuant to General Instruction G(3) of Form 10-K, Items 10 through 14, inclusive, have not been restated or answered in this annual report on Form 10-K because the Company intends to file within 120 days after the close of its fiscal year with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, which proxy statement involves the election of directors. The information required in these Items 10 through 14, inclusive, is incorporated by reference to that proxy statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following financial statements and supplementary data are filed as a part of this annual report on Form 10-K under Item 8.

Report of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2007 and 2006
Statements of Operations for years ended December 31, 2007, 2006, and 2005
Statements of Stockholders’ Equity for period from January 1, 2005 to December 31, 2007
Statements of Cash Flows for years ended December 31, 2007, 2006, and 2005
Notes to Financial Statements

(b) The following exhibits are incorporated herein by reference.

Exhibit No.	Description
3.1	Certificate of Incorporation filed with the Secretary of State of Delaware on June 5, 2003***

3.2	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on February 25, 2005***

3.3	Certificate of Designation of Series A Participating Convertible Preferred Stock filed with the Secretary of State of Delaware on March 8, 2005***

3.4	Second Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on June 30, 2006***

3.5	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, dated March 16, 2007******

3.6	Second Amended and Restated By-Laws*******

4.1	Form of Specimen Common Stock Certificate*

4.2	Form of Warrants issues to designees of Sunrise Securities Corp., dated March 2005*

4.3	Form of Warrants issued to underwriters***

4.4	Warrant to Purchase Common Stock issued to ChemBridge Corporation, dated April 27, 2004*

4.5	Form of Series B Warrant ******

4.6	Form of Series C Warrant ******

10.1	Restricted Stock Agreement between Cleveland BioLabs, Inc. and Michael Fonstein, dated as of July 5, 2003*

10.2	Restricted Stock Agreement between Cleveland BioLabs, Inc. and Yakov Kogan, dated as of July 5, 2003*

10.3	Restricted Stock Agreement between Cleveland BioLabs, Inc. and Andrei Gudkov, dated as of July 5, 2003*

10.4	Library Access Agreement by and between ChemBridge Corporation and Cleveland BioLabs, Inc., effective as of April 27, 2004*

10.5	Restricted Stock and Investor Rights Agreement between Cleveland BioLabs, Inc. and ChemBridge Corporation, dated as of April 27, 2004*

10.6	Common Stockholders Agreement by and among Cleveland BioLabs, Inc. and the stockholders named therein, dated as of July 1, 2004*

10.7	Exclusive License Agreement by and between The Cleveland Clinic Foundation and Cleveland BioLabs, Inc., effective as of July 1, 2004*

10.8	Employment Agreement by and between Cleveland BioLabs, Inc. and Dr. Michael Fonstein, dated August 1, 2004*

10.9	Employment Agreement by and between Cleveland BioLabs, Inc. and Dr. Yakov Kogan, dated August 1, 2004*

10.10	Consulting Agreement between Cleveland BioLabs, Inc. and Dr. Andrei Gudkov, dated August 1, 2004*

10.11
Cooperative Research and Development Agreement by and between the Uniformed Services University of the Health Sciences, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., the Cleveland Clinic Foundation, and Cleveland BioLabs, Inc., dated as of August 1, 2004**

10.12	Form of Stock Purchase Agreement between Cleveland BioLabs, Inc. and the Purchasers party thereto, dated as of March 15, 2005*

10.13	Form of Series A Rights Agreement by and among Cleveland BioLabs, Inc. and the parties thereto, dated as of March 15, 2005*

10.14	Employment Agreement by and between Cleveland BioLabs, Inc. and Dr. Farrel Fort, dated June 1, 2005*

10.15	Amendment to Employment Agreement by and between Cleveland BioLabs, Inc. and Dr. Farrel Fort, dated September 30, 2005*

10.16	Amendment to Consulting Agreement between Cleveland BioLabs, Inc. and Dr. Andrei Gudkov, dated as of January 23, 2006*

10.17	Amendment to Restricted Stock Agreement between Cleveland BioLabs, Inc. and Michael Fonstein, dated as of January 23, 2006*

10.18	Amendment to Restricted Stock Agreement between Cleveland BioLabs, Inc. and Yakov Kogan, dated as of January 23, 2006*

10.19	Amendment to Restricted Stock Agreement between Cleveland BioLabs, Inc. and Andrei Gudkov, dated as of January 23, 2006*

10.20	Amendment to Common Stockholders Agreement by and among Cleveland BioLabs, Inc. and the parties thereto, dated as of January 26, 2006*

10.21	Form of Amendment to Series A Rights Agreement by and among Cleveland BioLabs, Inc. and the parties thereto, dated as of February 17, 2006*

10.22	Cleveland BioLabs, Inc. 2006 Equity Incentive Plan***

10.23	Process Development and Manufacturing Agreement between Cleveland BioLabs, Inc. and SynCo Bio Partners B.V., effective as of August 31, 2006****

10.24	Sponsored Research Agreement between Cleveland BioLabs, Inc. and Roswell Park Cancer Institute Corporation, effective as of January 12, 2007*****

10.25	Securities Purchase Agreement, dated March 16, 2007******

10.26	Registration Rights Agreement, dated March 16, 2007******

23.1	Consent of Meaden & Moore, Ltd.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael Fonstein

31.2	Rule 13a-14(a)/15d-14(a) Certification of John A. Marhofer, Jr.

32.1	Section 1350 Certification.

*	Incorporated by reference to Amendment No. 1 to Registration Statement on Form SB-2 as filed on April 25, 2006 (File No. 333-131918).

**	Incorporated by reference to Amendment No. 2 to Registration Statement on Form SB-2 as filed on May 31, 2006 (File No. 333-131918).

***	Incorporated by reference to Amendment No. 3 to Registration Statement on Form SB-2 as filed on July 10, 2006 (File No. 333-131918).

****	Incorporated by reference to Form 8-K as filed on October 25, 2006.

*****	Incorporated by reference to Form 8-K as filed on January 12, 2007.

******	Incorporated by reference to Form 8-K as filed on March 19, 2007.

*******	Incorporated by reference to Form 8-K as filed on December 5, 2007.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated: March 21, 2008	By:	/s/ MICHAEL FONSTEIN
Michael Fonstein
Chief Executive Officer
(Principal Executive Officer)

CLEVELAND BIOLABS, INC.

Dated: March 21, 2008	By:	/s/ JOHN A. MARHOFER, JR.
John A. Marhofer, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/ S / Michael Fonstein Michael Fonstein	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 21, 2008

/ S / John A. Marhofer, Jr. John A. Marhofer, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2008

/ S / James Antal James Antal	Director	March 21, 2008

/ S / Paul DiCorleto Paul DiCorleto	Director	March 21, 2008

/ S / Andrei Gudkov Andrei Gudkov	Chief Scientific Officer, and Director	March 21, 2008

/ S / Bernard L. Kasten Bernard L. Kasten	Director	March 21, 2008

/ S / Yakov Kogan Yakov Kogan	Chief Operating Officer, Secretary, and Director	March 21, 2008

/ S / H. Daniel Perez H. Daniel Perez	Director	March 21, 2008

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation filed with the Secretary of State of Delaware on June 5, 2003***

3.2	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on February 25, 2005***

3.3	Certificate of Designation of Series A Participating Convertible Preferred Stock filed with the Secretary of State of Delaware on March 8, 2005***

3.4	Second Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on June 30, 2006***

3.5	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, dated March 16, 2007******

3.6	Second Amended and Restated By-Laws*******

4.1	Form of Specimen Common Stock Certificate*

4.2	Form of Warrants issues to designees of Sunrise Securities Corp., dated March 2005*

4.3	Form of Warrants issued to underwriters***

4.4	Warrant to Purchase Common Stock issued to ChemBridge Corporation, dated April 27, 2004*

4.5	Form of Series B Warrant ******

4.6	Form of Series C Warrant ******

10.1	Restricted Stock Agreement between Cleveland BioLabs, Inc. and Michael Fonstein, dated as of July 5, 2003*

10.2	Restricted Stock Agreement between Cleveland BioLabs, Inc. and Yakov Kogan, dated as of July 5, 2003*

10.3	Restricted Stock Agreement between Cleveland BioLabs, Inc. and Andrei Gudkov, dated as of July 5, 2003*

10.4	Library Access Agreement by and between ChemBridge Corporation and Cleveland BioLabs, Inc., effective as of April 27, 2004*

10.5	Restricted Stock and Investor Rights Agreement between Cleveland BioLabs, Inc. and ChemBridge Corporation, dated as of April 27, 2004*

10.6	Common Stockholders Agreement by and among Cleveland BioLabs, Inc. and the stockholders named therein, dated as of July 1, 2004*

10.7	Exclusive License Agreement by and between The Cleveland Clinic Foundation and Cleveland BioLabs, Inc., effective as of July 1, 2004*

10.8	Employment Agreement by and between Cleveland BioLabs, Inc. and Dr. Michael Fonstein, dated August 1, 2004*

10.9	Employment Agreement by and between Cleveland BioLabs, Inc. and Dr. Yakov Kogan, dated August 1, 2004*

10.10	Consulting Agreement between Cleveland BioLabs, Inc. and Dr. Andrei Gudkov, dated August 1, 2004*

10.11
Cooperative Research and Development Agreement by and between the Uniformed Services University of the Health Sciences, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., the Cleveland Clinic Foundation, and Cleveland BioLabs, Inc., dated as of August 1, 2004**

10.12	Form of Stock Purchase Agreement between Cleveland BioLabs, Inc. and the Purchasers party thereto, dated as of March 15, 2005*

10.13	Form of Series A Rights Agreement by and among Cleveland BioLabs, Inc. and the parties thereto, dated as of March 15, 2005*

10.14	Employment Agreement by and between Cleveland BioLabs, Inc. and Dr. Farrel Fort, dated June 1, 2005*

10.15	Amendment to Employment Agreement by and between Cleveland BioLabs, Inc. and Dr. Farrel Fort, dated September 30, 2005*

10.16	Amendment to Consulting Agreement between Cleveland BioLabs, Inc. and Dr. Andrei Gudkov, dated as of January 23, 2006*

10.17	Amendment to Restricted Stock Agreement between Cleveland BioLabs, Inc. and Michael Fonstein, dated as of January 23, 2006*

10.18	Amendment to Restricted Stock Agreement between Cleveland BioLabs, Inc. and Yakov Kogan, dated as of January 23, 2006*

10.19	Amendment to Restricted Stock Agreement between Cleveland BioLabs, Inc. and Andrei Gudkov, dated as of January 23, 2006*

10.20	Amendment to Common Stockholders Agreement by and among Cleveland BioLabs, Inc. and the parties thereto, dated as of January 26, 2006*

10.21	Form of Amendment to Series A Rights Agreement by and among Cleveland BioLabs, Inc. and the parties thereto, dated as of February 17, 2006*

10.22	Cleveland BioLabs, Inc. 2006 Equity Incentive Plan***

10.23	Process Development and Manufacturing Agreement between Cleveland BioLabs, Inc. and SynCo Bio Partners B.V., effective as of August 31, 2006****

10.24	Sponsored Research Agreement between Cleveland BioLabs, Inc. and Roswell Park Cancer Institute Corporation, effective as of January 12, 2007*****

10.25	Securities Purchase Agreement, dated March 16, 2007******

10.26	Registration Rights Agreement, dated March 16, 2007******

23.1	Consent of Meaden & Moore, Ltd.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael Fonstein

31.2	Rule 13a-14(a)/15d-14(a) Certification of John A. Marhofer, Jr.

32.1	Section 1350 Certification.

*	Incorporated by reference to Amendment No. 1 to Registration Statement on Form SB-2 as filed on April 25, 2006 (File No. 333-131918).

**	Incorporated by reference to Amendment No. 2 to Registration Statement on Form SB-2 as filed on May 31, 2006 (File No. 333-131918).

***	Incorporated by reference to Amendment No. 3 to Registration Statement on Form SB-2 as filed on July 10, 2006 (File No. 333-131918).

****	Incorporated by reference to Form 8-K as filed on October 25, 2006.

*****	Incorporated by reference to Form 8-K as filed on January 12, 2007.

******	Incorporated by reference to Form 8-K as filed on March 19, 2007.

*******	Incorporated by reference to Form 8-K as filed on December 5, 2007.