Form 10-Q
period 2008-03-31
CLEVELAND BIOLABS INC
filed 2008-05-14
CIK 1318641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 001-32954 CLEVELAND BIOLABS, INC. (Exact name of registrant as specified in its charter)

DELAWARE	20-0077155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

73 High Street, Buffalo, New York	14203
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (716) 849-6810 _______________________________________________ (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 14, 2008 there were 13,479,432 shares outstanding of registrant's common stock, par value $0.005 per share.

CLEVELAND BIOLABS INC
10-Q
5/14/2008

In this report, “Cleveland BioLabs,” “CBLI,” “we,” “us” and “our” refer to Cleveland BioLabs, Inc. Our common stock, par value $0.005 per share is referred to as “common stock.”

CLEVELAND BIOLABS, INC.

BALANCE SHEETS

March 31, 2008 (unaudited) and December 31, 2007

	March 31	December 31
	2008	2007
ASSETS	(unaudited)

CURRENT ASSETS
Cash and equivalents	$9,102,383	$14,212,189
Short-term investments	1,000,000	1,000,000
Accounts receivable:
Trade	527,476	163,402
Interest	42,634	50,042
Other prepaid expenses	440,020	325,626
Total current assets	11,112,513	15,751,259

EQUIPMENT
Computer equipment	263,344	258,089
Lab equipment	1,016,331	966,517
Furniture	274,904	274,903
	1,554,579	1,499,509
Less accumulated depreciation	390,298	313,489
	1,164,281	1,186,020

OTHER ASSETS
Intellectual property	609,846	459,102
Deposits	26,327	25,445
	636,173	484,547

TOTAL ASSETS	$12,912,967	$17,421,826

CLEVELAND BIOLABS, INC.

BALANCE SHEETS

March 31, 2008 (unaudited) and December 31, 2007

	March 31	December 31
	2008	2007
LIABILITIES AND STOCKHOLDERS' EQUITY	(unaudited)

CURRENT LIABILITIES
Accounts payable	$1,266,391	$710,729
Milestone payable	50,000	-
Deferred revenue	1,579,860	1,670,610
Dividends payable	51,462	396,469
Accrued expenses	249,236	449,774
Total current liabilities	3,196,949	3,227,582

STOCKHOLDERS' EQUITY
Series B convertible preferred stock, $.005 par value Authorized - 10,000,000 shares at March 31, 2008 and December 31, 2007
Issued and outstanding 3,524,687 and 3,870,267 shares at March 31, 2008 and December 31, 2007, respectively	17,623	19,351
Additional paid-in capital	22,208,269	24,383,695
Common stock, $.005 par value Authorized - 40,000,000 shares at March 31, 2008 and December 31, 2007
Issued and outstanding 13,355,657 and 12,899,241shares at March 31, 2008 and December 31, 2007, respectively	66,778	64,496
Additional paid-in capital	32,747,897	30,764,914
Accumulated other comprehensive income (loss)	-	-
Accumulated deficit	(45,324,549)	(41,038,212)
Total stockholders' equity	9,716,018	14,194,244

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,912,967	$17,421,826

CLEVELAND BIOLABS, INC.

STATEMENT OF OPERATIONS

Three Months Ending March 31, 2008 and 2007 (unaudited)

	Three Months Ended

	March 31	March 31
	2008	2007
	(unaudited)	(unaudited)
REVENUES
Grant and contract	$556,324	$271,445
Service	120,000	50,000
	676,324	321,445

OPERATING EXPENSES
Research and development	3,551,386	3,528,600
Selling, general and administrative	1,193,114	994,319
Total operating expenses	4,744,500	4,522,919

LOSS FROM OPERATIONS	(4,068,176)	(4,201,474)

OTHER INCOME
Interest income	145,127	96,429
Sublease revenue	2,656	-
Gain on disposal of fixed assets	1,394	-
Gain on investment	3,292	-
Total other income	152,469	96,429

OTHER EXPENSE
Corporate relocation	54,344	-
Interest expense	-	1,088
Total other expense	54,344	1,088

NET LOSS	$(3,970,051)	$(4,106,133)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(316,286)	-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(4,286,337)	$(4,106,133)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS PER SHARE OF COMMON STOCK - BASIC AND DILUTED	$(0.33)	$(0.35)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN CALCULATING NET LOSS PER SHARE, BASIC AND DILUTED	13,143,686	11,854,027

CLEVELAND BIOLABS, INC.

STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

	March 31	March 31
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,970,051)	$(4,106,133)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	76,809	27,666
Noncash salaries and consulting expense	(192,626)	375,301
Changes in operating assets and liabilities:
Accounts receivable - trade	(364,074)	(54,298)
Accounts receivable - interest	7,407	(10,605)
Other prepaid expenses	(114,394)	(78,293)
Deposits	(881)	-
Accounts payable	555,663	467,030
Deferred revenue	(90,749)	-
Accrued expenses	(200,539)	98,866
Milestone payments	50,000	250,000
Total adjustments	(273,384)	1,075,667
Net cash (used in) provided by operating activities	(4,243,435)	(3,030,466)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of short-term investments	-	1,300,000
Purchase of short-term investments	-	(17,999,965)
Issuance of notes receivable	-	(250,000)
Purchase of equipment	(55,070)	(11,640)
Costs of patents pending	(150,743)	(93,193)
Net cash (used in) provided by investing activities	(205,813)	(17,054,798)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock	-	30,020,984
Financing costs	-	(1,148,106)
Dividends	(661,295)	-
Issuance of common stock	-	118,410
Exercise of stock options	737	-
Net cash (used in) provided by financing activities	(660,558)	28,991,288

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(5,109,806)	8,906,024

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	14,212,189	3,061,993

CASH AND EQUIVALENTS AT END OF PERIOD	$9,102,383	$11,968,017

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the year for income taxes	$-

Supplemental schedule of noncash financing activities:
Issuance of stock options to employees, consultants, and independent board members	$728,077	$375,301
Conversion of preferred stock to common stock	$2,177,154	$-
Expense recapture of expense for options expensed in 2007 but issued in 2008	$(1,459,425)	$-
Issuance of shares to consultants and employees	$521,000	$-
Accrual of preferred stock dividends	$316,287	$-
Amortization of restricted shares issued to employees	$17,722	$-

CLEVELAND BIOLABS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Period From January 1, 2007 to December 31, 2007 and to
March 31, 2008 (unaudited)

	Stockholders' Equity
	Common Stock
			Additional
			Paid-in
	Shares	Amount	Capital
Balance at January 1, 2007	11,826,389	$59,132	$18,314,097

Issuance of options	-	-	3,401,499

Options to be issued in 2008	-	-	2,687,355

Issuance of shares - Series B financing	-	-	-

Fees associated with Series B Preferred offering	-	-	-

Issuance of restricted shares	190,000	950	1,699,500

Exercise of options	126,046	630	110,650

Exercise of warrants	48,063	240	90,275

Conversion of Series B Preferred Shares to Common	708,743	3,544	4,461,537

Dividends on Series B Preferred shares	-	-	-

Net Loss	-	-	-

Other comprehensive income
Unrealized gains (losses) on short term investments Changes in unrealized holding gains (losses) arising during period	-	-	-
Less reclassification adjustment for (gains) losses included in net loss	-	-	-
Comprehensive loss
Balance at December 31, 2007	12,899,241	$64,496	$30,764,914

Issuance of options	-	-	728,077

Partial recapture of expense for options expensed in 2007 but issued in 2008	-	-	(1,459,425)

Issuance of restricted shares	105,000	525	520,475

Amortization of restricted shares	-	-	17,722

Exercise of options	5,836	29	708

Conversion of Series B Preferred Shares to Common	345,580	1,728	2,175,426

Dividends on Series B Preferred shares	-	-	-

Net Loss	-	-	-

Other comprehensive income Unrealized gains (losses) on short term investmentsChanges in unrealized holding gains (losses) arising during period	-	-	-
Less reclassification adjustment for (gains) lossesincluded in net loss	-	-	-
Comprehensive loss
Balance at March 31, 2008	13,355,657	$66,778	$32,747,897

CLEVELAND BIOLABS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Period From January 1, 2007 to December 31, 2007 and to
March 31, 2008 (unaudited)

Stockholders' Equity
Preferred Stock
Additional
Paid-in
	Shares	Amount	Capital
Balance at January 1, 2007	-	$-	$-

Issuance of options	-	-	-

Options to be issued in 2008	-	-	-

Issuance of shares - Series B financing	4,579,010	22,895	32,030,175

Fees associated with Series B Preferred offering	-	-	(3,184,943)

Issuance of restricted shares	-	-	-

Exercise of options	-	-	-

Exercise of warrants	-	-	-

Conversion of Series B Preferred Shares to Common	(708,743)	(3,544)	(4,461,537)

Dividends on Series B Preferred shares	-	-	-

Net Loss	-	-	-

Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses) arising during period	-	-	-
Less reclassification adjustment for (gains) losses included in net loss	-	-	-
Comprehensive loss
Balance at December 31, 2007	3,870,267	$19,351	$24,383,695

Issuance of options	-	-	-

Partial recapture of expense for options expensed in 2007 but issued in 2008	-	-	-

Issuance of restricted shares	-	-	-

Amortization of restricted shares	-	-	-

Exercise of options	-	-	-

Conversion of Series B Preferred Shares to Common	(345,580)	(1,728)	(2,175,426)

Dividends on Series B Preferred shares	-	-	-

Net Loss	-	-	-

Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses) arising during period	-	-	-
Less reclassification adjustment for (gains) losses included in net loss	-	-	-
Comprehensive loss
Balance at March 31, 2008	3,524,687	$17,623	$22,208,269

CLEVELAND BIOLABS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Period From January 1, 2007 to December 31, 2007 and to
March 31, 2008 (unaudited)

	Stockholders' Equity

	Other			Comprehensive
	Comprehensive	Accumulated		Income
	Income/(Loss)	Deficit	Total	(Loss)

Balance at January 1, 2007	$(4,165)	$(12,775,910)	$5,593,154

Issuance of options	-	-	3,401,499

Options to be issued in 2008	-	-	2,687,355

Issuance of shares - Series B financing	-	-	32,053,070

Fees associated with Series B Preferred offering	-	-	(3,184,943)

Issuance of restricted shares	-	-	1,700,450

Exercise of options	-	-	111,280

Exercise of warrants	-	-	90,515

Conversion of Series B Preferred Shares to Common	-	-	-

Dividends on Series B Preferred shares	-	(1,265,800)	(1,265,800)

Net Loss	-	(26,996,502)	(26,996,502)	(26,996,502)

Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses) arising during period	-	-	-	$-
Less reclassification adjustment for (gains) losses included in net loss	4,165	-	4,165	$4,165
Comprehensive loss				$(26,992,337)
Balance at December 31, 2007	$-	$(41,038,212)	$14,194,244

Issuance of options	-	-	728,077

Partial recapture of expense for options expensed in 2007 but issued in 2008	-	-	(1,459,425)

Issuance of restricted shares	-	-	521,000

Amortization of restricted shares	-	-	17,722

Exercise of options	-	-	737

Conversion of Series B Preferred Shares to Common	-	-	-

Dividends on Series B Preferred shares	-	(316,286)	(316,286)

Net Loss	-	(3,970,051)	(3,970,051)	(3,970,051)

Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses) arising during person	-	-	-	$-
Less reclassification adjustment for (gains) losses
included in net loss	-	-	-	$-
Comprehensive loss				$(3,970,051)
Balance at March 31, 2008	$-	$(45,324,549)	$9,716,018

CLEVELAND BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization

Cleveland BioLabs, Inc. (“CBLI” or the “Company”) is engaged in the discovery, development and commercialization of products for cancer treatment and protection of normal tissues from radiation and other stresses. The Company was incorporated under the laws of the State of Delaware on June 5, 2003 and is headquartered in Buffalo, New York. The Company's initial technological development efforts are intended to be used as powerful antidotes with a broad spectrum of applications including protection from cancer treatment toxicities, radiation and hypoxia. A recent discovery found that one of its compounds increases the number of progenitor (originator) stem cells in mouse bone marrow. To date, the Company has not developed any commercial products. The Company has developed and produced biological compounds under a single commercial development contract.

Note 2. Summary of Significant Accounting Policies

A.
Basis of Presentation - The information at March 31, 2008 and March 31, 2007, and for the three-months ended March 31, 2008 and March 31, 2007, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with CBLI’s audited financial statements for the year ended December 31, 2007, which were contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

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

D.
Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements, which generally require payment within 30 days. Management estimates an allowance for doubtful accounts which is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections. There is no allowance for doubtful accounts as of March 31, 2008 and December 31, 2007.

E.
Equipment - Equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally five years) using the straight-line method. Leasehold improvements are depreciated on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Major expenditures for renewals and betterments are capitalized and depreciated. Depreciation expense was $76,809, and $27,666 for the three-months ended March 31, 2008 and 2007, respectively.

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

A portion of this intellectual property is owned by the Cleveland Clinic Foundation, or CCF, and granted to the Company through an exclusive licensing agreement. As part of the licensing agreement, CBLI agrees to bear the costs associated with the preparation, filing and maintenance of patent applications relating to this intellectual property. If the patent application is approved, the costs paid by the Company are amortized on a straight-line basis over the shorter of 17 years or the anticipated useful life of the patent. If the patent application is not approved, the costs associated with the preparation, filing and maintenance of the patent application by the Company on behalf of CCF will be expensed as part of selling, general and administrative expenses. Gross capitalized patents pending costs were $546,931 and $407,425 on behalf of CCF for 13 patent applications as of March 31, 2008 and December 31, 2007, respectively. All of the CCF patent applications are still pending approval.

The Company also has submitted three patent applications as a result of intellectual property exclusively developed and owned by the Company. If the patent applications are approved, costs paid by the Company associated with the preparation, filing, and maintenance of the patents will be amortized on a straight-line basis over the shorter of 17 years or the anticipated useful life of the patent. If the patent application is not approved, the costs associated with the preparation, filing and maintenance of the patent application will be expensed as part of selling, general and administrative expenses at that time. Gross capitalized patents pending costs were $62,915 and $51,677 on behalf of the Company for three patent applications as of March 31, 2008 and December 31, 2007, respectively. The patent applications are still pending approval.

H.
Line of Credit - The Company has a working capital line of credit that is fully secured by short-term investments. This fully-secured, working capital line of credit carries an interest rate of prime minus 1%, a borrowing limit of $1,000,000, and expires on September 25, 2008. At March 31, 2008 and December 31, 2007, there were no outstanding borrowings under this credit facility.

I.
Fair Value of Financial Instruments - Financial instruments, including cash and equivalents, accounts receivable, notes receivable, accounts payable and accrued liabilities, are carried at net realizable value. The carrying amounts of the convertible notes payable approximate their respective fair values as they bear terms that are comparable to those available under current market conditions.

In September 2006, The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements. This statement was originally effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP157-2 which allows companies to elect a one-year deferral of adoption of SFAS No. 157 for non-recurring assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company has adopted SFAS No. 157 as of January 1, 2008.

SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly; and, Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring a company to develop its own assumptions. The Company does not have any significant assets or liabilities measured at fair value using Level 1 or Level 3 inputs as of March 31, 2008.

J.
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

K.
Revenue Recognition - The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition”, or SAB 104, and Statement of Financial Accounting Standards No. 116, or SFAS 116. Revenue sources consist of government grants, government contracts and commercial development contracts.

Revenues from government grants and contracts are for research and development purposes and are recognized in accordance with the terms of the award and the government agency per SAB 104. Grant revenue is recognized in one of two different ways depending on the grant. Cost reimbursement grants require us to submit proof of costs incurred that are invoiced by us to the government agency, which then pays the invoice. In this case, grant revenue is recognized at the time of submitting the invoice to the government agency. Fixed cost grants require no proof of costs and are paid as a request for payment is submitted for expenses. The grant revenue under these fixed costs grants is recognized using a percentage-of-completion method, which uses assumptions and estimates. These assumptions and estimates are developed in coordination with the principal investigator performing the work under the government fixed-cost grants to determine key milestones, expenses incurred, and deliverables to perform a percentage-of-completion analysis to ensure that revenue is appropriately recognized. Critical estimates involved in this process include total costs incurred and anticipated to be incurred during the remaining life of the grant.

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

Commercial development revenues are recognized when the service or development is delivered.

L.
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

The Company received $2,000,000 in funds from the State of New York through the Roswell Park Cancer Institute during the second quarter of 2007 and is recognizing this revenue over the terms and conditions of the sponsored research agreement. The Company recognizes revenue on research laboratory services and the purchase and subsequent use of related equipment. The amount paid as a payment toward future services related to the equipment is recognized as a prepaid asset and will be recognized as revenue as the services are performed and the prepaid asset is recognized as expense. For the three-months ended March 31, 2008, the Company recognized $90,749 as revenue resulting in a balance of deferred revenue of $1,579,860 at March 31, 2008. At December 31, 2007, the balance in deferred revenue was $1,670,610.

M.
Research and Development - Research and development expenses consist primarily of costs associated with salaries and related expenses for personnel, costs of materials used in R&D, costs of facilities and costs incurred in connection with third-party collaboration efforts. Expenditures relating to research and development are expensed as incurred.

N.
2006 Equity Incentive Plan - On May 26, 2006, the Company's Board of Directors adopted the 2006 Equity Incentive Plan (“Plan”) to attract and retain persons eligible to participate in the Plan, motivate participants to achieve long-term Company goals, and further align participants' interests with those of the Company's other stockholders. The Plan expires on May 26, 2016 and the aggregate number of shares of stock which may be delivered under the Plan shall not exceed 2,000,000 shares. On February 14, 2007, these 2,000,000 shares were registered with the SEC by filing a Form S-8 registration statement. For the three-months ended March 31, 2008, there were 719,948 options and 120,000 shares granted under the Plan, and as of March 31, 2008 there were 1,424,948 stock options and 310,000 shares granted under the Plan leaving 265,052 shares of stock to be awarded under the Plan. A proposed amendment and restatement of the Plan, which among other things, reserved an additional 2,000,000 shares, was submitted to the stockholders for approval at the 2008 Annual Meeting.

O.
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

The fair value of each stock option granted is estimated on the grant date. The Black Scholes model is used for standard stock options, but if market conditions are present within the stock options, the Company utilizes Monte Carlo simulation to value the stock options. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect the Company's experience. The Company uses a risk-free rate published by the St. Louis Federal Reserve at the time of the option grant, assumes a forfeiture rate of zero, assumes an expected dividend yield rate of zero based on the Company's intent not to issue a dividend in the foreseeable future, uses an expected life based on the safe harbor method, and computes an expected volatility based on similar high-growth, publicly-traded, biotechnology companies. In 2008, the Company began to include the use of its own stock in the volatility calculation and is layering in the volatility of the stock of the Company with that of comparable companies since there is not adequate trading history to rely solely on the volatility of the Company. The Company recognizes the fair value of share-based compensation in net income on a straight-line basis over the requisite service period.

The assumptions used to value these option and warrant grants using the Black-Scholes option valuation model are as follows:

	2008 YTD	2007

Risk-free interest rate	2.61-3.58%	3.38-5.11%
Expected dividend yield	0%	0%
Expected life	5-6 years	2.74-6 years
Expected volatility	53.44-80.25%	71.86-76.29%

During the three-months ended March 31, 2008, the Company granted 719,948 additional stock options pursuant to stock award agreements. The Company recognized a total of $728,077 in expense related to options for the three-months ended March 31, 2008. The Company also recaptured $1,459,425 of previously recognized expense for stock options awarded under the 2007 Executive Compensation Plan. These options were originally expensed based on the December 31, 2007 variables, but were not issued until February 4, 2008. The change in dates resulted in a difference in valuation assumptions used in the Black-Scholes model causing a reduction in the grant date fair value. This reduction in the grant date fair value from $5.34 to $2.44 per share resulted in the recapture of $1,459,425 in expense and a net expense for options for the three-months ended March 31, 2008 of ($731,348).

The weighted average, estimated grant date fair values of stock options granted during the three-months ended March 31, 2008 was $2.86.

The following tables summarize the stock option activity for the three-months ended March 31, 2008 and March 31, 2007, respectively.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price per	Contractual
	Shares	Share	Term (in Years)

Outstanding, December 31, 2007	1,011,740	$7.29
Granted	719,948	$4.89
Exercised	11,099	$1.87
Forfeited, Canceled	0	n/a
Outstanding, March 31, 2008	1,720,589	$6.32	9.09
Exercisable, March 31, 2008	1,256,747	$5.75	9.13

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price per	Contractual
	Shares	Share	Term (in Years)

Outstanding, December 31, 2006	483,490	$2.17
Granted	119,500	$9.09
Exercised	20,000	$2.50
Forfeited, Canceled	0	n/a
Outstanding, March 31, 2007	582,990	$3.58	8.81
Exercisable, March 31, 2007	301,120	$3.57	8.81

The Company also recognized $521,000 in expense for shares issued under the Plan to an employee and a consultant during the three-months ended March 31, 2008. In addition, the Company recognized $17,722 in compensation expense related to the amortization of restricted shares.

P.	Net Loss Per Share - Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share for the three-months ended March 31, 2008 and 2007:

	Quarter Ended	Quarter Ended
	March 31, 2008	March 31, 2007

Net loss available to common stockholders	$(4,286,337)	$(4,106,133)
Net loss per share, basic and diluted	$(0.33)	$(0.35)
Weighted-average shares used in computing net	13,143,686	11,854,027
loss per share, basic and diluted

The Company has excluded all outstanding warrants and options from the calculation of diluted net loss per share because all such securities are antidilutive for all applicable periods presented.

The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for warrants, was 3,453,268 and 3,402,821 for the three-months ended March 31, 2008 and 2007, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted earnings per share.

The total number of shares excluded from the calculations of diluted net loss per share, prior to the application of the treasury stock method for options, was 1,720,589 and 582,990 for the three-months ended March 31, 2008 and 2007, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted earnings per share.

Q.
Concentrations of Risk - Grant and contract revenue was comprised wholly from grants and contracts issued by the federal government and accounted for 82.3% and 84.4% of total revenue for the three-months ended March 31, 2008 and 2007, respectively. Although the Company anticipates ongoing federal grant and contract revenue, there is no guarantee that this revenue stream will continue in the future.

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

R.
Foreign Currency Exchange Rate Risk - The Company has entered into a manufacturing agreement to produce one of its drug compounds and into an agreement for assay development and validation with foreign third parties and is required to make payments in the foreign currency. As a result, the Company's financial results could be affected by changes in foreign currency exchange rates. Currently, the Company's exposure primarily exists with the Euro and the Great British Pound, or GBP. As of March 31, 2008, the Company is obligated to make payments under the agreements of 74,350 Euros and 144,323 GBP. The Company has established means to purchase forward contracts to hedge against this risk. As of March 31, 2008, the Company has no commitments for Euros or GBP.

S.
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

On January 1, 2008, the Company issued 100,000 options to a recently-hired employee and 60,000 options to a key consultant of the Company under the Plan. The options vest over a period from one to three years and allow for the purchase of 160,000 shares of common stock at a price of $8.00 per share. These options expire on December 31, 2017.

On January 4, 2008, the Company issued 20,000 restricted shares of common stock at a price of $8.00 per share. These shares vest over a three-year period with 25% vested on issuance and 25% vesting on the anniversary date of the agreement for each of the next three years.

On February 4, 2008, the Company issued options to purchase 503,250 shares of common stock under non-qualified stock option agreements to the executive management team under the 2007 Executive Compensation Plan. These options were originally expensed in 2007 at the December 31, 2007 closing price of $8.80. These options vest immediately, contain an exercise price of $4.00 per share, and expire on February 3, 2018. The Company also issued options to purchase 34,398 shares of common stock to various employees under non-qualified stock option agreements under an employee bonus program. These options vest immediately, contain an exercise price of $4.00 per share, and expire on February 3, 2018. Finally, the Company issued stock options to various key employees under non-qualified stock option agreements. These options have up to three years vesting. These options allow for the purchase of 21,300 shares of common stock at an exercise price of $4.00 per share. These options expire on February 3, 2018.

On March 12, 2008, the Company issued 1,000 stock options to a consultant under a non-qualified stock option agreement. These options vest immediately and allow for the purchase of 1,000 shares of common stock at an exercise price of $4.81 per share. These options expire on March 11, 2018.

On March 14, 2008, the Company issued 100,000 unrestricted shares of common stock to a key consultant under the Plan.

During the three-months ended March 31, 2008 an additional 345,580 Series B Preferred were converted and $661,295 in dividends were paid to Series B Preferred stockholders. At March 31, 2008, there were 3,524,687 outstanding Series B Preferred for which $51,462 in dividends had been accrued.

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

The Company is also party to three agreements that require it to make milestone payments, royalties on net sales of the Company's products and payments on sublicense income received by the Company. As of March 31, 2008, $300,000 in milestone payments have been made under one of these agreements and an additional $50,000 has been accrued under one of these agreements.

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues for liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. For all periods presented, the Company is not a party to any pending material litigation or other material legal proceedings.

The Company currently has operating lease commitments in place for facilities in Buffalo, New York and Rosemont, Illinois as well as office equipment. The Company recognizes rent expense on a straight-line basis over the term of the related operating leases. The operating lease expenses recognized were $83,045, and $43,598 for the three-months ended March 31, 2008 and 2007, respectively.

Annual future minimum lease payments under present lease commitments are as follows.

		Operating
		Leases

2008	Remaining Three Quarters	$249,539
2009		349,782
2010		343,657
2011		311,803
2012		144,375
		$1,399,156

The Company has entered into stock option agreements with key employees, board members and consultants with exercise prices ranging from $0.66 to $17.00. These awards were approved by the Company’s Board of Directors. The options expire ten years from the date of grant, subject to the terms applicable in the agreement.

The following tables summarize the stock option activity for the three-months ended March 31, 2008 and 2007:

		Weighted Average
	Shares	Exercise Price Per Share

Outstanding, December 31, 2007	1,011,740	$7.29
Granted	719,948	$4.89
Exercised	11,099	$1.87
Forfeited, Canceled	0	n/a
Outstanding, March 31, 2008	1,720,589	$6.32

		Weighted Average
	Shares	Exercise Price Per Share

Outstanding, December 31, 2006	483,490	$2.17
Granted	119,500	$9.09
Exercised	20,000	$2.50
Forfeited, Canceled	0	n/a
Outstanding, March 31, 2007	582,990	$3.58

The Company has entered into warrant agreements with strategic partners, consultants and investors with exercise prices ranging from $1.13 to $11.00. These awards were approved by the Company’s Board of Directors. The warrants expire between five and six years from the date of grant, subject to the terms applicable in the agreement. A list of the total warrants awarded and exercised appears below:

		Weighted Average
	Warrants	Exercise Price Per Share

Outstanding, December 31, 2007	3,453,268	$8.86
Granted	0	n/a
Exercised	0	n/a
Forfeited, Canceled	0	n/a
Outstanding, March 31, 2008	3,453,268	$8.86

		Weighted Average
	Warrants	Exercise Price Per Share

Outstanding, December 31, 2006	814,424	$3.36
Granted	2,632,602	$10.42
Exercised	44,205	$2.00
Forfeited, Canceled	-	n/a
Outstanding, March 31, 2007	3,402,821	$8.84

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

Note 5. Subsequent Events

On April 29, 2008, at the Annual Meeting of Stockholders of the Company, the stockholders of CBLI approved the amendment and restatement of the Cleveland BioLabs, Inc. 2006 Equity Incentive Plan, or the Amended Plan. The Amended Plan increased the number of shares available for issuance by an additional 2,000,000 shares, clarified other aspects of the Amended Plan, and added updates that reflect changes and developments in federal tax laws.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This management's discussion and analysis of financial condition and results of operations and other portions of this filing contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, results of our research and development, or R&D, efforts and clinical trials, product demand, market acceptance and other factors discussed in the Company's other SEC filings under the heading “Risk Factors.” This management's discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

On July 20, 2006, we sold 1,700,000 shares of common stock, par value $0.005 per share, in our initial public offering at a per share price of $6.00. Our common stock is currently listed on the NASDAQ Global Market under the symbol “CBLI”

Technology

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

If the need is to protect healthy tissues against an external event such as exposure to radiation, we focus our research efforts on attempting to temporarily and reversibly suppress apoptosis in those healthy tissues, thereby imitating the apoptotic-resistant tendencies displayed by cancer cells. A drug with this effect would also be useful in ameliorating the often severe toxicities of anticancer drugs and radiation that cause collateral damage to healthy tissues during cancer treatment. Because the severe toxicities of anticancer drugs and radiation often limit their dosage in cancer patients, an apoptosis suppressant drug may enable a more aggressive treatment regimen using anticancer drugs and radiation and thereby increase their effectiveness.

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

We have acquired rights to develop and commercialize the following prospective drugs:

•
Protectans - modified factors of microbes and tumors that protect cells from apoptosis, and which therefore have a broad spectrum of potential applications. The potential applications include both non-medical applications such as protection from exposure to radiation, whether as a result of military or terrorist action or as a result of a nuclear accident, as well as medical applications such as reducing cancer treatment toxicities.

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

These drug candidates demonstrate the value of our scientific foundation. Based on the expedited approval process currently available for non-medical applications such as protection from exposure to radiation, our most advanced drug candidate, Protectan CBLB502, may be approved for such applications within 24 to 36 months. Another drug candidate, Curaxin CBLC102, entered Phase IIa clinical trials earlier last year. The results of this trial are anticipated to be available in the fourth quarter of 2008.

STRATEGIES AND OBJECTIVES

Our primary objective is to become a leading developer of drugs for the protection of human tissues against radiation and other stresses and for cancer treatment. Key elements of our strategy include:

•
Aggressively working towards the commercialization of Protectan CBLB502. Our most advanced drug candidate, Protectan CBLB502, offers the potential to protect normal tissues against exposure to radiation. Because of the potential military and defense implications of such a drug, the normally lengthy FDA approval process for these non-medical applications is substantially abbreviated resulting in a large cost savings to us. We anticipate having a developed drug submitted for FDA approval for these non-medical applications within 18-30 months.

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

•
Utilizing governmental initiatives to target our markets and help fund our programs. Our focus on drug candidates such as Protectan CBLB502, which has applications that have been deemed useful for military and defense purposes, provides us with a built-in market for our drug candidates, as well as an additional resource for funding. This enables us to invest less in costly retail and marketing resources. In an effort to improve our responsiveness to military and defense needs, we have established a collaborative relationship with the Armed Forces Radiobiology Research Institute.

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

PRODUCTS IN DEVELOPMENT

Protectans

We are exploring a new natural source of factors that suppress the programmed cell death (apoptosis) response in human cells, which can be rapidly developed into therapeutic products. These inhibitors are anti-apoptotic factors developed by microorganisms of human microflora throughout millions of years of co-evolution with mammalian host. We are using the same strategy that was applied for the discovery of antibiotics, one of the biggest medical achievements of the 20th century. We have established a technological pipeline for screening of such factors, named protectans, and their rapid preclinical evaluation. These inhibitors can be used as protection from cancer treatment toxicities and antidotes against injuries induced by radiation and other stresses associated with severe pathologies (i.e., heart attack or stroke).

Protectan CBLB502

Protectan CBLB502 is our leading radioprotectant molecule in the protectans series. Protectan CBLB502 represents a rationally-designed derivative of the microbial protein, flagellin. Flagellin is secreted by Salmonella typhimurium and many other Gram-negative bacteria, and in nature, arranges itself in a hollow cylinder to form the filament in bacterial flagellum and acts as a natural activator of NF-kB (nuclear factor-kappa B), a protein complex widely used by cells as a regulator of genes that control cell proliferation and cell survival. Thus, Protectan CBLB502 reduces injury from acute stresses by mobilizing several natural cell protecting mechanisms, including inhibition of apoptosis, reduction of oxidative damage and induction of factors (cytokines) that induce protection and regeneration of stem cells in bone marrow and intestine. Protectan CBLB502 is a single agent anti-radiation therapy with significant survival benefits at a single dose. Results indicate safety of Protectan CBLB502, which protects animals without increasing the risk of radiation-induced cancer development. The remarkably strong radioprotective abilities of Protectan CBLB502 are the result of a combination of several mechanisms of action, each of which is substantially effective on its own. Potential applications for Protectan CBLB502 include reduction of radiation therapy or chemotherapy toxicities in cancer patients, protection from Acute Radiation Syndrome (ARS) in defense scenarios, and protection from acute organ failure. Protectan CBLB502 is administered through intramuscular injection.

Non-medical Applications

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

We have successfully established cGMP quality manufacturing for Protectan CBLB502 and plan to initiate a first Phase I human safety study in 2008 for Protectan CBLB502 in ARS, which is the only stage of human testing required for approval in this indication. The ARS indication follows an abbreviated approval pathway through the FDA's two-animal rule, which requires efficacy in two species and only safety in humans. This makes the start of the first Phase I in ARS especially important and although it will need to be followed with a much larger cohort of volunteers prior to submission for FDA approval, this initial trial will provide indications of human safety and therapeutic efficacy, through the identification of predicted changes in certain cytokines, which function as biomarkers.

We are working towards filing a Biologic License Application for FDA approval of Protectan CBLB502 for non-medical applications in 18 months.

In March 2008, the U.S. Department of Defense, or DoD, awarded us a letter contract valued at up to $8.9 million through the Chemical Biological Medical Systems (CBMS) Joint Project Management Office Broad Agency Announcement, or BAA, for selected tasks in the advanced development of Protectan CBLB502 as a Medical Radiation Countermeasure to treat radiation injury following exposure to radiation from nuclear or radiological weapons.

We also submitted a proposal for the BAA for "Therapies for Hematopoietic Syndrome, Bone Marrow Stromal Cell Loss, and Vascular Injury Resulting from Acute Exposure to Ionizing Radiation" published on March 6, 2008, by the Biomedical Advanced Research and Development Authority (BARDA) of the Department of Health and Human Services (HHS). BARDA seeks to acquire developed medical countermeasures that will be clinically useful in a civilian medical emergency situation that results from or involves exposure of a large population to the effects of a nuclear detonation, a radiologic dispersive device (such as a dirty bomb), or exposure to radioactive material with or without combined injury or trauma. Among certain other criteria, the BAA specified that any medical countermeasures submitted must be efficacious when administered at or later than 24 hours after exposure. According to the BAA, it is anticipated that multiple awards will result from the announcement and those awards will be multi-year, cost-reimbursement, completion type contracts. BARDA anticipates awarding 5-6 contracts on or about September 16, 2008. BARDA estimates that the total cost (direct and indirect cost combined) for these contracts (estimate to be 3 years in duration) will be up to $13.5 million per contract, out of which up to $3.4 million will be available in fiscal year 2008.

Protectan CBLB502 is a candidate for procurement by the DoD, HHS/BARDA and other countries facing even more imminent threats. The HHS opportunity substantially expands the potential market, as its mandate is to protect the U.S. civilian population in the event of a radiological emergency, involving stockpiling of radiation countermeasures for mass distribution. Our recent contract award from the DoD and the solicitation from BARDA emphasize the government’s focus on acquiring adequate protection against nuclear and radiation threats for military and civilian populations. Upon FDA approval, our Protectan CBLB502 will be well positioned to fulfill both of these needs, with its demonstrated unprecedented efficacy and survival benefits, unique ability to address both hematopoietic and gastrointestinal damage, broad window of efficacy relative to radiation exposure, and suitability for both military and civilian delivery scenarios. We believe that Protectan CBLB502 is the only radiation countermeasure with these capabilities in advanced development that can be self or buddy-administered, without the need of additional supportive care in a battlefield or civilian community setting.

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

Another recent study demonstrated the ability of Protectan CBLB502 to reduce the toxicities of a chemotherapeutic drug, Platinol (cisplatin), broadly used for the treatment of ovarian, endometrial, head and neck, lung, stomach and other types of cancer. Platinol treatment was used in the study as an example of chemotherapy-associated toxicity. Platinol injected at toxic doses is known to induce myelosuppression (suppression of bone marrow) and nephrotoxicity (kidney damage).

The prospect of increasing patients' tolerance to chemotherapeutic drugs and optimizing treatment regimens would be a significant paradigm shift in cancer treatment. It is estimated that approximately 40% of the roughly $50 billion annually spent on cancer treatment represents supportive care addressing toxicities of various treatments, including chemotherapy.

We plan to initiate a Phase I/II study in the second half of 2008 for Protectan CBLB502 in head and neck cancer patients. The endpoint of the study will be the reduction of toxicities of radiation and chemotherapy, such as mucositis (a painful inflammation and ulceration of oral mucosa causing difficulties with speaking and eating). Mucositis weakens the patient by not allowing for the oral intake of nutrients and fluids and forces the temporary suspension of radiotherapy and chemotherapy until the tissues of the mouth and throat have healed. Due to the ability of head and neck cancer cells to regrow during periods of interrupted treatment, any interruption in radiotherapy should be avoided. Since the main cause of treatment interruptions in radiotherapy or combinations of chemotherapy and radiotherapy treatment regimens of head and neck cancer is acute mucositis, the ability to prevent mucositis, and therefore, interruptions in treatment, could actually result in better outcomes for patients with cancers of the head and neck.

Protectan CBLB502 has also shown efficacy as a potential adjuvant for radiation therapy in mouse models of sarcoma and our researchers, in collaboration with investigators from Cleveland Clinic, have demonstrated that a single injection of Protectan CBLB502 effectively prevents acute renal failure and subsequent death in a mouse model of ischemia-reperfusion renal injury.

In contrast to the non-medical applications of CBLB502, the use of Protectan CBLB502 to ameliorate the toxicities of radiation treatment and anticancer drugs will be subject to the full FDA approval process.

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

A Phase II efficacy clinical trial using Curaxin CBLC102 in patients with advanced hormone-refractory (androgen-independent) prostate cancer started in January 2007 at the University of Chicago, Cleveland Clinic, University of Pittsburgh and Case Western Reserve University Hospitals. We are applying CBLC102 as the monotherapy to patients who have failed to respond satisfactorily after undergoing established cancer treatments and will use the suppression of tumor growth and prolonged patient survival as major endpoints. Reducing the prostate-specific antigen, or PSA, level is an additional endpoint (elevated PSA levels are indicative of the progression of prostate cancer).

The planned enrollment of 32 patients was completed on April 29, 2008. The results of this trial are anticipated to be available in the fourth quarter of 2008.

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

FINANCIAL OVERVIEW

We were incorporated in Delaware and commenced business operations in June 2003. Beginning July 21, 2006, our common stock was listed on the NASDAQ Capital Market and on the Boston Stock Exchange under the symbols “CBLI” and “CFB” respectively. On August 28, 2007, trading of our stock moved from the NASDAQ Capital Market to the NASDAQ Global Market. In September 2007, we ceased our listing on the Boston Stock Exchange.

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

The Series B Preferred have an initial conversion price of $7.00 per share, and in the event of a conversion at such conversion price, one share of Series B Preferred would convert into one share of common stock. Based on the closing price of our common stock on March 16, 2007 of $10.19, the Series B Preferred sold to investors and issued to certain of the Agents had a market value of $46,660,112. The Series B Warrants have an exercise price of $10.36 per share, the closing bid price on the day prior to the private placement. To the extent, however, that the conversion price of the Series B Preferred or the exercise price of the Series B Warrants is reduced as a result of certain anti-dilution protections, the number of shares of common stock into which the Series B Preferred are convertible and for which the Series B Warrants are exercisable may increase.

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

In total, the securities issued in the private placement were convertible into, or exercisable for, up to approximately 7,211,612 shares of common stock (subject to adjustments for stock splits, anti-dilution, etc.). As of March 31, 2008 the securities issued in the transaction, in the aggregate, were convertible into or exercisable for approximately 6,157,289 shares of common stock (subject to adjustments for stock splits, anti-dilution, etc.).

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

During the three-months ended March 31, 2008 an additional 345,580 shares of the Series B Preferred were converted and $661,295 in dividends were paid during the three-months ended March 31, 2008. At March 31, 2008 there were 3,524,687 remaining outstanding Series B Preferred shares for which $51,462 in dividends had been accrued.

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

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition”, and Statement of Financial Accounting Standards No. 116, or SFAS 116. Our revenue sources consist of government grants, government contracts and a commercial development contract.

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

We recognize revenue related to the funds received in 2007 from the State of New York under the sponsored research agreement with the Roswell Park Cancer Institute in accordance with SFAS 116. The principles of SFAS 116 result in the recognition of revenue as allowable costs are incurred. The Company recognizes revenue on research laboratory services and the purchase and subsequent use of related equipment. The amount paid as a payment toward future services related to the equipment is recognized as a prepaid asset and will be recognized as revenue as the services are performed and the prepaid asset is recognized as expense.

Government contract revenue is recognized periodically upon delivery of an invoice for allowable R&D expenses according to the terms of the contract. Commercial development revenues are recognized when the service or development is delivered.

R&D Expenses

R&D costs are expensed as incurred. These expenses consist primarily of our proprietary R&D efforts, including salaries and related expenses for personnel, costs of materials used in our R&D, costs of facilities and costs incurred in connection with our third-party collaboration efforts. Pre-approved milestone payments made by us to third parties under contracted R&D arrangements are expensed when the specific milestone has been achieved. As of March 31, 2008, $50,000 has been paid for milestone payments relating to the filing of an IND with the FDA for Curaxin CBLC102 and $250,000 has been paid as a result of commencing Phase II clinical trials for Curaxin CBLC102. An additional $50,000 has been accrued for a milestone payment relating to the filing of an IND with the FDA for Protectan CBLB502. Once a drug receives regulatory approval, we will record any subsequent milestone payments in identifiable intangible assets, less accumulated amortization, and amortize them evenly over the remaining agreement term or the expected drug life cycle, whichever is shorter. We expect our R&D expenses to increase as we continue to develop our drug candidates.

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

Through December 31, 2007, we have capitalized $459,102 in expenditures associated with the preparation, filing and maintenance of certain of our patents, which were incurred through the year ended December 31, 2007. We capitalized an additional $150,744 relating to these costs incurred for the three months ended March 31, 2008, totaling $609,846.

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

The fair value of each stock option granted is estimated on the grant date using accepted valuation techniques such as the Black Scholes Option Valuation model or Monte Carlo Simulation depending on the terms and conditions present within the specific option being valued. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect our experience. We use a risk-free rate based on published rates from the St. Louis Federal Reserve at the time of the option grant; assume a forfeiture rate of zero; assume an expected dividend yield rate of zero based on our intent not to issue a dividend in the foreseeable future; use an expected life based on the safe harbor method; and presently compute an expected volatility based on a method layering in the volatility of the Company along with that of similar high-growth, publicly-traded, biotechnology companies due to the limited traded history of the Company. Compensation expense is recognized using the straight-line amortization method for all stock-based awards.

During the three-months ended March 31, 2008, the Company granted 719,948 additional stock options pursuant to stock award agreements. The Company recognized a total of $728,077 in expense related to options for the three months ended March 31, 2008. The Company also recaptured $1,459,425 of previously recognized expense due to the stock options awarded under the 2007 Executive Compensation Plan. These options were originally expensed based on the December 31, 2007 terms and conditions, but were not awarded until February 4, 2008. The change in dates resulted in a difference in valuation assumptions used in the Black-Scholes model causing a reduction in the grant date fair value. This reduction in the grant date fair value from $5.34 to $2.44 per share necessitated the recapture of the $1,459,425 in expense. This recapture resulted in a net expense for options for the three-months ended March 31, 2008 of ($731,348).

During the three-months ended March 31, 2007, the Company granted 119,500 options pursuant to stock award agreements to employees and key consultants. We recognized a total of $375,301 in expense for options for the three-months ended March 31, 2007. The weighted average, estimated grant date fair values of stock options granted during the three-months ended March 31, 2008 and 2007 were $2.86 and $5.88, respectively.

Impact of Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurement. This statement was originally effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position FSP 157-2 which allows companies to elect a one year deferral of adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair values in the financial statements on a non-recurring basis. The Company has adopted SFAS No. 157 as of January 1, 2008. There has been no material impact to our financial statements due to the adoptions of SFAS No. 157.

In March 2008, the FASB issued SFAS No. 161.  “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS No. 161).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The adoption of SFAS No.161 will not affect our consolidated financial condition and results of operations, but may require additional disclosures if we enter into derivative and hedging activities.

Results of Operations

Our operating results for the past three fiscal years have been nominal. The following table sets forth our statement of operations data for the quarters ended March 31, 2008 and March 31, 2007, and the year ended December 31, 2007 and December 31, 2006, and should be read in conjunction with our financial statements and the related notes appearing elsewhere in this filing and in our Annual Report on Form 10-K for the year ended December 31, 2007.

	Quarter	Quarter	Year Ended	Year Ended
	Ended	Ended	December 31,	December 31,
	31-Mar-08	31-Mar-07	2007	2006
	(unaudited)	(unaudited)

Revenues	$676,324	$321,445	$2,018,558	$1,708,214
Operating expenses	4,744,500	4,522,919	27,960,590	9,126,315
Other expense (income)	47,002	-	2,058,236	-

Net interest expense (income)	(145,127)	(95,341)	(1,003,766)	(195,457)

Net income (loss)	$(3,970,051)	$(4,106,133)	$(26,996,502)	$(7,222,644)

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenue

Revenue increased from $321,445 for the three-months ended March 31, 2007 to $676,324 for the three-months ended March 31, 2008 representing an increase of $354,879 or 110.4% resulting primarily from an increase in revenue from various federal grants and contracts including the Collaborative Research Agreement with the Roswell Park Cancer Institute, the DTRA contract, and the NCI contract.

See the table below for further details regarding the sources of our government grant and contract revenue:

				Revenue	Revenue	Revenue
				2008	2007	2007
			Period of	(thru	(thru
Agency	Program	Amount	Performance	March 31)	March 31)
				(unaudited)	(unaudited)

DoD	DTRA Contract	$1,263,836	03/2007-02/2009	$323,826	$-	$466,322
NY State/RPCI	Sponsored Research Agreement	$3,000,000	03/2007-02/2012	$90,749	$-	$329,390
NIH	Phase II NIH SBIR program	$750,000	07/2006-06/2008	$77,971	$$140,593	$459,621
NIH	NCI Contract	$750,000	09/2006-08/2008	$63,778	$130,852	$440,028
NASA	Phase I NASA STTR program	$100,000	01/2006-01/2007	$-	$-	$33,197
Totals				$556,324	$271,445	$1,728,558

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

Operating expenses increased from $4,522,919 for the three-months ended March 31, 2007 to $4,744,500 for the three-months ended March 31, 2008, an increase of $221,581 or 4.9%. We recognized a total of ($192,626) of non-cash, stock-based compensation for the three-months ended March 31, 2008 compared to $375,301 for the three-months ended March 31, 2007. If these non-cash, stock-based compensation expenses were excluded, operating expenses would have increased from $4,147,618 for the three-months ended March 31, 2007 to $4,937,126 for the three-months ended March 31, 2008. This represents an increase in operating expenses of $789,508 or 19.0%.

Research and development costs increased from $3,528,600 for the three-months ended March 31, 2007 to $3,551,386 for the three-months ended March 31, 2008. This represents an increase of $22,786 or 0.6%. We recognized a total of $315,630 of R&D non-cash, stock based compensation for the three-months ended March 31, 2007 compared to $46,862 for the three-months ended March 31, 2008. Without the non-cash, stock-based compensation, the R&D expenses increased from $3,212,970 for the three-months ended March 31, 2007 to $3,504,524 for the three-months ended March 31, 2008; an increase of $291,554 or 9.1%.

Selling, general and administrative costs increased from $994,319 for the three-months ended March 31, 2007 to $1,193,114 for the three-months ended March 31, 2008. This represents an increase of $198,795 or 20.0%. We recognized a total of $59,670 of non-cash, stock-based compensation under selling, general and administrative costs for the three-months ended March 31, 2007 compared to ($239,488) for the three-months ended March 31, 2008. Without the non-cash, stock-based compensation, the selling, general and administrative expenses increased from $934,649 for the three-months ended March 31, 2007 to $1,432,602 for the three months ended March 31, 2008; an increase of $497,953 or 53.3%. The higher general and administrative expenses were incurred as a result of increased investor relations activities and continuing to improve the infrastructure of the Company

Until we introduce a product to the market, we expect these expenses in the categories mentioned above will be the largest categories in our income statement.

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

Liquidity and Capital Resources

We have incurred annual operating losses since our inception, and, as of March 31, 2008, we had an accumulated deficit of $45,324,549. Our principal sources of liquidity have been cash provided by sales of our securities and government grants, contracts and agreements. Our principal uses of cash have been R&D and working capital. We expect our future sources of liquidity to be primarily government grants, equity financing, licensing fees and milestone payments in the event we enter into licensing agreements with third parties, and research collaboration fees in the event we enter into research collaborations with third parties.

Net cash used in operating activities totaled $4,243,435 for the three-months ended March 31, 2008, compared to $3,030,466 used in operating activities for the three-months ended March 31, 2007. Net cash used in operating activities totaled $16,607,922 for the year ended December 31, 2007, compared to $6,653,602 used in operating activities for the same period in 2006. For all periods, the increase in cash used was primarily attributable to increased R&D activities and maintaining and improving the infrastructure necessary to support these R&D activities.

Net cash used in investing activities was $205,813 for the three months ended March 31, 2008 and net cash used in investing activities was $17,054,798 for the three months ended March 31, 2007. The decrease in cash used in investing activities resulted primarily from a reduction in the purchase of short term investments of $17,999,965 from the funds received from the issuance of Series B Preferred in connection with our private placement offering that took place in the first quarter of 2007. Net cash used in investing activities was $442,523 for the year ended December 31, 2007 and $14,281 used for the same period in 2006. The increase in cash used for investing activities resulted primarily from the maturing of short-term investments that converted to cash.

Net cash used in financing activities totaled $660,558 for the three-months ended March 31, 2008, compared to net cash provided by financing activities of $28,991,288 for the three-months ended March 31, 2007. The decrease in cash provided by financing activities was attributed to the payment of dividends in the first three months of 2008 as compared to the proceeds from the issuance of preferred stock and warrants in the private placement offering which occurred during the first three months of 2007. Net cash provided by financing activities totaled $28,200,591 for the year ended December 31, 2007, compared to $8,523,414 provided by financing activities for the year ended December 31, 2006. The increase in cash provided by financing activities was attributed to the proceeds from the issuance of Series B Preferred in connection with our private placement offering.

Under our exclusive license agreement with CCF, we may be responsible for making milestone payments to CCF in amounts ranging from $50,000 to $4,000,000. The milestones and corresponding payments for Protectan CBLB502 and Curaxin CBLC102 are set forth below:

File IND application for Protectan CBLB502 (completed February 2008)	$50,000

Complete Phase I studies for Protectan CBLB502	$100,000

File NDA application for Protectan CBLB502	$350,000

Receive regulatory approval to sell Protectan CBLB502	$1,000,000

File IND application for Curaxin CBLC102 (completed May 2006)	$50,000

Commence Phase II clinical trials for Curaxin CBLC102 (completed January 2007)	$250,000

Commence Phase III clinical trials for Curaxin CBLC102	$700,000

File NDA application for Curaxin CBLC102	$1,500,000

Receive regulatory approval to sell Curaxin CBLC102	$4,000,000

As of March 31, 2008, we have paid $50,000 for the milestone payment relating to the filing of the IND application for Curaxin CBLC102 and $250,000 for commencing Phase II clinical trials for Curaxin CBLC102. The $50,000 milestone payment was made May 3, 2007 and the $250,000 milestone was paid on August 21, 2007 as per the terms of the agreement. In addition, the Company has accrued an additional $50,000 related to the filing of an IND application related to Protectan CBLB502 that occurred in February 2008.

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

Although we believe that existing cash resources will be sufficient to finance our currently planned operations for the near-term (6-18 months), such amounts will not be sufficient to meet our longer-term cash requirements, including our cash requirements for the commercialization of certain of our drug candidates currently in development. We may be required to issue equity or debt securities or enter into other financial arrangements, including relationships with corporate and other partners, in order to raise additional capital. Depending upon market conditions, we may not be successful in raising sufficient additional capital for our long-term requirements. In such event, our business, prospects, financial condition and results of operations could be materially adversely affected.

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

Impact of Exchange Rate Fluctuations

We believe that our results of operations are somewhat dependent upon moderate changes in foreign currency exchange rates. We have entered into a manufacturing agreement with a foreign third party to produce one of its drug compounds and are required to make payments in the foreign currency. We also expect to enter into additional agreements with foreign third parties, increasing the risk. As a result, our financial results could be affected by changes in foreign currency exchange rates. Currently, our exposure primarily exists with the Euro and the Great British Pound or GBP. As of March 31, 2008, we are obligated to make payments under the agreement of 74,350 Euros and 144,323 GBP. We have established means to purchase forward contracts to hedge against this risk. As of March 31, 2008, the Company has no commitments for Euros or GBP

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4: Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

As of March 31, 2008, we were not a party to any litigation or other legal proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

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

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated: May 14, 2008	By:	/s/ MICHAEL FONSTEIN.
Michael Fonstein Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2008	By:	/s/ JOHN A. MARHOFER, JR.
John A. Marhofer, Jr. Chief Financial Officer (Principal Financial Officer)