Form 10-Q
period 2008-06-30
CLEVELAND BIOLABS INC
filed 2008-08-12
CIK 1318641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

            (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 12, 2008, there were 13,605,806 shares outstanding of registrant's common stock, par value $0.005 per share.

CLEVELAND BIOLABS INC
10-Q
8/12/2008

In this report, “Cleveland BioLabs,” “CBLI,” “we,” “us” and “our” refer to Cleveland BioLabs, Inc. Our common stock, par value $0.005 per share is referred to as “common stock.”

CLEVELAND BIOLABS, INC.

BALANCE SHEETS

June 30, 2008 (unaudited) and December 31, 2007

	June 30 2008	December 31 2007
ASSETS	(unaudited)
CURRENT ASSETS
Cash and equivalents	$6,252,471	$14,212,189
Short-term investments	1,000,000	1,000,000
Accounts receivable:
Trade	912,980	163,402
Interest	38,016	50,042
Other prepaid expenses	306,223	325,626
Total current assets	8,509,690	15,751,259

EQUIPMENT
Computer equipment	279,136	258,089
Lab equipment	1,073,705	966,517
Furniture	274,903	274,903
	1,627,744	1,499,509
Less accumulated depreciation	470,554	313,489
	1,157,190	1,186,020

OTHER ASSETS
Intellectual property	679,083	459,102
Deposits	26,327	25,445
	705,410	484,547

TOTAL ASSETS	$10,372,290	$17,421,826

CLEVELAND BIOLABS, INC.

BALANCE SHEETS

June 30, 2008 (unaudited) and December 31, 2007

	June 30	December 31
	2008	2007
LIABILITIES AND STOCKHOLDERS' EQUITY	(unaudited)

CURRENT LIABILITIES
Accounts payable	$588,306	$710,729
Milestone payable	50,000	—
Deferred revenue	2,515,898	1,670,610
Dividends payable	305,251	396,469
Accrued expenses	301,870	449,774
Total current liabilities	3,761,325	3,227,582

STOCKHOLDERS' EQUITY
Series B convertible preferred stock, $.005 par value
Authorized - 10,000,000 shares at June 30, 2008
and December 31, 2007
Issued and outstanding 3,315,973 and 3,870,267
shares at June 30, 2008 and December 31, 2007, respectively	16,580	19,351
Additional paid-in capital	20,894,414	24,383,695
Common stock, $.005 par value
Authorized - 40,000,000 shares at June 30, 2008
and December 31, 2007
Issued and outstanding 13,575,146 and 12,899,241
shares at June 30, 2008 and December 31, 2007, respectively	67,876	64,496
Additional paid-in capital	35,028,355	30,764,914
Accumulated other comprehensive income (loss)	—	—
Accumulated deficit	(49,396,260)	(41,038,212)
Total stockholders' equity	6,610,965	14,194,244

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,372,290	$17,421,826

CLEVELAND BIOLABS, INC.

STATEMENT OF OPERATIONS

Three Months and Six Months Ending June 30, 2008 and 2007 (unaudited)

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Grant and contract	$674,376	$516,007	$1,230,700	$787,453
Service	—	120,000	120,000	170,000
	674,376	636,007	1,350,700	957,453

OPERATING EXPENSES
Research and development	2,682,703	3,966,711	6,234,089	7,557,726
Selling, general and administrative	1,992,536	4,782,257	3,185,650	5,776,577
Total operating expenses	4,675,239	8,748,968	9,419,739	13,334,303

LOSS FROM OPERATIONS	(4,000,863)	(8,112,961)	(8,069,039)	(12,376,850)

OTHER INCOME
Interest income	50,016	359,651	195,143	456,080
Buffalo relocation reimbursement	220,000	—	220,000	—
Sublease revenue	2,657	—	5,313	—
Gain on disposal of fixed assets	—	—	1,394	—
Gain on investment	—	—	3,292	—
Total other income	272,673	359,651	425,142	456,080

OTHER EXPENSE
Corporate relocation	79,361	—	133,705	—
Interest expense	—	—	—	1,087
Total other expense	79,361	—	133,705	1,087

NET LOSS	$(3,807,551)	$(7,753,310)	$(7,777,602)	$(11,921,857)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(264,160)	—	(580,446)	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(4,071,711)	$(7,753,310)	$(8,358,048)	$(11,921,857)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS
PER SHARE OF COMMON STOCK - BASIC AND
DILUTED	$(0.30)	$(0.64)	$(0.63)	$(1.00)

WEIGHTED AVERAGE NUMBER OF SHARES USED
IN CALCULATING NET LOSS PER SHARE, BASIC AND
DILUTED	13,491,493	12,024,549	13,318,744	11,939,759

CLEVELAND BIOLABS, INC.

STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2008 and 2007 (unaudited)

	June 30	June 30
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,777,602)	$(11,921,857)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	157,066	61,681
Noncash salaries and consulting expense	770,931	3,891,458
Changes in operating assets and liabilities:
Accounts receivable - trade	(749,578)	(509,454)
Accounts receivable - interest	12,026	(229,014)
Other prepaid expenses	19,403	(98,250)
Deposits	(881)	(1,422)
Accounts payable	(122,423)	507,024
Deferred revenue	845,288	2,000,000
Accrued expenses	(147,904)	163,440
Milestone payments	50,000	200,000
Total adjustments	833,928	5,985,463
Net cash (used in) provided by operating
activities	(6,943,674)	(5,936,394)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of short-term investments	—	2,000,000
Purchase of short-term investments	—	(17,999,965)
Issuance of notes receivable	—	(250,000)
Purchase of equipment	(128,236)	(195,679)
Costs of patents pending	(219,980)	(119,038)
Net cash (used in) provided by investing activities	(348,216)	(16,564,682)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock	—	30,020,984
Financing costs	—	(1,152,857)
Dividends	(671,664)	—
Issuance of common stock	—	158,616
Exercise of stock options	3,836	—
Net cash (used in) provided by financing activities	(667,828)	29,026,743

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(7,959,718)	6,525,667

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	14,212,189	3,061,993

CASH AND EQUIVALENTS AT END OF PERIOD	$6,252,471	$9,587,660

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the year for income taxes	$—

Supplemental schedule of noncash financing activities:
Conversion of preferred stock to common stock	$3,492,052	$—
Issuance of stock options to employees, consultants, and independent board members	$1,573,632	$2,350,158
Expense recapture of expense for options expensed in 2007 but issued in 2008	$1,459,425	$—
Issuance of shares to consultants and employees	$563,200	$1,541,300
Accrual of preferred stock dividends	$305,251	$—
Amortization of restricted shares issued to employees and consultants	$93,525	$—

CLEVELAND BIOLABS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Period From January 1, 2007 to December 31, 2007 and to
June 30, 2008 (unaudited)

	Stockholders' Equity
	Common Stock
		Paid-in	Additional
	Shares	Amount	Capital
Balance at January 1, 2007	11,826,389	$59,132	$18,314,097

Issuance of options	—	—	3,401,499

Options to be issued in 2008	—	—	2,687,355

Issuance of shares - Series B financing	—	—	—

Fees associated with Series B Preferred offering	—	—	—

Issuance of restricted shares	190,000	950	1,699,500

Exercise of options	126,046	630	110,650

Exercise of warrants	48,063	240	90,275

Conversion of Series B Preferred Shares to Common	708,743	3,544	4,461,537

Dividends on Series B Preferred shares	—	—	—

Net Loss	—	—	—

Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	—	—	—
Less reclassification adjustment for (gains) losses
included in net loss	—	—	—
Comprehensive loss
Balance at December 31, 2007	12,899,241	$64,496	$30,764,914

Issuance of options	—	—	1,573,633

Partial recapture of expense for options expensed in 2007	—	—	(1,459,425)
but issued in 2008

Issuance of restricted shares	115,000	575	562,625

Amortization of restricted shares	—	—	93,525

Exercise of options	6,611	33	3,803

Conversion of Series B Preferred Shares to Common	554,294	2,771	3,489,281

Dividends on Series B Preferred shares	—	—	—

Net Loss	—	—	—

Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	—	—	—
Less reclassification adjustment for (gains) losses
included in net loss	—	—	—
Comprehensive loss
Balance at June 30, 2008	13,575,146	$67,876	$35,028,355

CLEVELAND BIOLABS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
Period From January 1, 2007 to December 31, 2007 and to
June 30, 2008 (unaudited)

Stockholders' Equity
Preferred Stock
Additional
Paid-in
	Shares	Amount	Capital

Balance at January 1, 2007	—	$—	$—

Issuance of options	—	—	—

Options to be issued in 2008	—	—	—

Issuance of shares - Series B financing	4,579,010	22,895	32,030,175

Fees associated with Series B Preferred offering	—	—	(3,184,943)

Issuance of restricted shares	—	—	—

Exercise of options	—	—	—

Exercise of warrants	—	—	—

Conversion of Series B Preferred Shares to Common	(708,743)	(3,544)	(4,461,537)

Dividends on Series B Preferred shares	—	—	—

Net Loss	—	—	—

Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	—	—	—
Less reclassification adjustment for (gains) losses
included in net loss	—	—	—
Comprehensive loss
Balance at December 31, 2007	3,870,267	$19,351	$24,383,695

Issuance of options	—	—	—

Partial recapture of expense for options expensed in 2007	—	—	—
but issued in 2008

Issuance of restricted shares	—	—	—

Amortization of restricted shares	—	—	—

Exercise of options	—	—	—

Conversion of Series B Preferred Shares to Common	(554,294)	(2,771)	(3,489,281)

Dividends on Series B Preferred shares	—	—	—

Net Loss	—	—	—

Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	—	—	—
Less reclassification adjustment for (gains) losses
included in net loss	—	—	—
Comprehensive loss
Balance at June 30, 2008	3,315,973	$16,580	$20,894,414

CLEVELAND BIOLABS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Period From January 1, 2007 to December 31, 2007 and to
June 30, 2008 (unaudited)

	Stockholders' Equity
	Other			Comprehensive
	Comprehensive	Accumulated		Income
	Income/(Loss)	Deficit	Total	(Loss)

Balance at January 1, 2007	$(4,165)	$(12,775,910)	$5,593,154

Issuance of options	—	—	3,401,499

Options to be issued in 2008	—	—	2,687,355

Issuance of shares - Series B financing	—	—	32,053,070

Fees associated with Series B Preferred offering	—	—	(3,184,943)

Issuance of restricted shares	—	—	1,700,450

Exercise of options	—	—	111,280

Exercise of warrants	—	—	90,515

Conversion of Series B Preferred Shares to Common	—	—	—

Dividends on Series B Preferred shares	—	(1,265,800)	(1,265,800)

Net Loss	—	(26,996,502)	(26,996,502)	(26,996,502)

Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	—	—	—	$—
Less reclassification adjustment for (gains) losses
included in net loss	4,165	—	4,165	$4,165
Comprehensive loss				$(26,992,337)
Balance at December 31, 2007	$—	$(41,038,212)	$14,194,244

Issuance of options	—	—	1,573,633

Partial recapture of expense for options expensed in 2007	—	—	(1,459,425)
but issued in 2008

Issuance of restricted shares	—	—	563,200

Amortization of restricted shares	—	—	93,525

Exercise of options	—	—	3,836

Conversion of Series B Preferred Shares to Common	—	—	—

Dividends on Series B Preferred shares	—	(580,446)	(580,446)

Net Loss	—	(7,777,602)	(7,777,602)	(7,777,602)

Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	—	—	—	$—
Less reclassification adjustment for (gains) losses
included in net loss	—	—	—	$—
Comprehensive loss				$(7,777,602)
Balance at June 30, 2008	$—	$(49,396,260)	$6,610,965

CLEVELAND BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

 Note 1. Organization

Cleveland BioLabs, Inc. (“CBLI” or the “Company”) is engaged in the discovery, development and commercialization of products for cancer treatment and protection of normal tissues from radiation and other stresses. The Company was incorporated under the laws of the State of Delaware on June 5, 2003 and is headquartered in Buffalo, New York. The Company's initial technological development efforts are intended to be used as powerful antidotes with a broad spectrum of applications including protection from cancer treatment side effects, radiation and hypoxia. A significant discovery found that one of its compounds increases the number of progenitor (originator) stem cells in mouse bone marrow. To date, the Company has not developed any commercial products. The Company has developed and produced biological compounds under a single commercial development contract.

Note 2. Summary of Significant Accounting Policies

A.
Basis of Presentation - The information at June 30, 2008 and June 30, 2007, and for the quarter and six-months ended June 30, 2008 and June 30, 2007, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with CBLI’s audited financial statements for the year ended December 31, 2007, which were contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

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

D.
Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements, which generally require payment within 30 days. Management estimates an allowance for doubtful accounts which is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections. There is no allowance for doubtful accounts as of June 30, 2008 and December 31, 2007.

E.
Equipment - Equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally five years) using the straight-line method. Leasehold improvements are depreciated on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Major expenditures for renewals and betterments are capitalized and depreciated. Depreciation expense was $80,256, and $34,016 for the quarters ended June 30, 2008 and 2007, respectively. Depreciation expense was $157,066 and $61,861 for the six months ended June 30, 2008 and 2007, respectively.

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

A portion of this intellectual property is owned by the Cleveland Clinic Foundation, or CCF, and granted to the Company through an exclusive licensing agreement. As part of the licensing agreement, CBLI agrees to bear the costs associated with the preparation, filing and maintenance of patent applications relating to this intellectual property. If the patent application is approved, the costs paid by the Company are amortized on a straight-line basis over the shorter of 17 years or the anticipated useful life of the patent. If the patent application is not approved, the costs associated with the preparation, filing and maintenance of the patent application by the Company on behalf of CCF will be expensed as part of selling, general and administrative expenses. Gross capitalized patents pending costs were $614,082 and $407,425 for these 13 patent applications as of June 30, 2008 and December 31, 2007, respectively. All of the CCF patent applications are still pending approval.

The Company also has submitted four patent applications as a result of intellectual property exclusively developed and owned by the Company. If the patent applications are approved, costs paid by the Company associated with the preparation, filing, and maintenance of the patents will be amortized on a straight-line basis over the shorter of 17 years or the anticipated useful life of the patent. If the patent application is not approved, the costs associated with the preparation, filing and maintenance of the patent application will be expensed as part of selling, general and administrative expenses at that time. Gross capitalized patents pending costs were $65,001 and $51,677 for these four patent applications as of June 30, 2008 and December 31, 2007, respectively. The patent applications are still pending approval.

H.
Line of Credit - The Company has a working capital line of credit that is fully secured by short-term investments. This fully-secured, working capital line of credit carries an interest rate of prime minus 1%, a borrowing limit of $1,000,000, and expires on September 25, 2008. At June 30, 2008, there were no outstanding borrowings under this credit facility.

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

SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring a company to develop its own assumptions. The Company does not have any significant assets or liabilities measured at fair value using Level 1 or Level 3 inputs as of June 30, 2008.

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

Government contract revenue is recognized periodically upon delivery of an invoice for allowable R&D expenses according to the terms of the contract. The Company has recognized grant revenue from the following agencies: the Department of Defense (DoD), the Defense Threat Reduction Agency (DTRA), the U.S. Army (DARPA), National Aeronautics and Space Administration (NASA), the National Institutes of Health (NIH) and the Department of Health and Human Services (HHS).

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

The Company received $2,000,000 in funds from the State of New York through the Roswell Park Cancer Institute during the second quarter of 2007. The Company received an additional $1,000,000 in funds from the State of New York through the Roswell Park Cancer Institute during the second quarter of 2008. The Company is recognizing this revenue over the terms and conditions of the sponsored research agreement. The Company recognizes revenue on research laboratory services and the purchase and subsequent use of related equipment. The amount paid as a payment toward future services related to the equipment is recognized as a prepaid asset and will be recognized as revenue as the services are performed and the prepaid asset is recognized as expense. For the six-months ended June 30, 2008, the Company recognized $154,711 as revenue resulting in a balance of deferred revenue of $2,515,898 at June 30, 2008. At December 31, 2007, the balance in deferred revenue was $1,670,610.

M.
Research and Development - Research and development expenses consist primarily of costs associated with salaries and related expenses for personnel, costs of materials used in R&D, costs of facilities and costs incurred in connection with third-party collaboration efforts. Expenditures relating to research and development are expensed as incurred.

N.
2006 Equity Incentive Plan - On May 26, 2006, the Company's Board of Directors adopted the 2006 Equity Incentive Plan (“Plan”) to attract and retain persons eligible to participate in the Plan, motivate participants to achieve long-term Company goals, and further align participants' interests with those of the Company's other stockholders. The Plan expires on May 26, 2016 and the aggregate number of shares of stock which may be delivered under the Plan shall not exceed 2,000,000 shares. On February 14, 2007, these 2,000,000 shares were registered with the SEC by filing a Form S-8 registration statement. On April 29, 2008, the stockholders of the Company approved an amendment and restatement of the Plan (the “Amended Plan”). The Amended Plan increases the number of shares available for issuance by an additional 2,000,000 shares, clarifies other aspects of the 2006 Plan, and contains updates that reflect changes and developments in federal tax laws. For the quarter ended June 30, 2008, there were 194,976 stock options and 25,000 shares granted under the Amended Plan, and as of June 30, 2008 there were 1,619,924 stock options and 335,000 shares granted under the Amended Plan leaving 2,045,076 shares of stock to be awarded under the Amended Plan.

O.
Stock-Based Compensation - The FASB issued SFAS No. 123(R) (revised December 2004), Share Based Payment, which is a revision of SFAS No. 123 Accounting for Stock-Based Compensation. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The Company values employee stock-based compensation under the provisions of SFAS 123(R) and related interpretations.

The fair value of each stock option granted is estimated on the grant date. The Black Scholes model is used for standard stock options, but if market conditions are present within the stock options, the Company utilizes Monte Carlo simulation to value the stock options. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect the Company's experience. The Company uses a risk-free rate published by the St. Louis Federal Reserve at the time of the option grant, assumes a forfeiture rate of zero, assumes an expected dividend yield rate of zero based on the Company's intent not to issue a dividend in the foreseeable future, uses an expected life based on the safe harbor method, and computes an expected volatility based on similar high-growth, publicly-traded, biotechnology companies. In 2008, the Company began to include the use of its own stock in the volatility calculation and is layering in the volatility of the stock of the Company with that of comparable companies since there is not an adequate trading history to rely solely on the volatility of the Company. The Company recognizes the fair value of stock-based compensation in net income on a straight-line basis over the requisite service period.

The assumptions used to value these option and warrant grants using the Black-Scholes option valuation model are as follows:

	2008 YTD	2007
Risk-free interest rate	2.61-3.58%	3.38-5.11%
Expected dividend yield	0%	0%
Expected life	5-6 years	2.74-6 years
Expected volatility	64.31-80.25%	71.86-76.29%

During the quarter ended June 30, 2008, the Company granted 194,976 additional stock options pursuant to stock award agreements. The Company recognized a total of $845,555 in expense related to stock options for the quarter ended June 30, 2008. During the quarter ended June 30, 2007, the Company granted 405,500 stock options pursuant to stock award agreements to certain employees and key consultants and recognized a total of $1,974,858 in expense related to options.

During the six-months ended June 30, 2008, the Company granted 914,924 additional stock options pursuant to stock award agreements. The Company recognized a total of $1,573,632 in expense related to stock options for the six-months ended June 30, 2008. The Company also recaptured $1,459,425 of previously recognized expense due to the stock options awarded under the 2007 Executive Compensation Plan. These options were originally expensed based on the December 31, 2007 variables, but were not issued until February 4, 2008. The change in dates resulted in a difference in valuation assumptions used in the Black-Scholes model causing a reduction in the grant date fair value. This reduction in the grant date fair value from $5.34 to $2.44 per share resulted in the recapture of $1,459,425 in expense and a net expense for options for the six-months ended June 30, 2008 of $114,207.

During the six-months ended June 30, 2007, the Company granted 525,000 stock options pursuant to stock award agreements and expensed $2,350,158 related to stock options.

The weighted average, estimated grant date fair values of stock options granted during the quarters ended June 30, 2008 and 2007 was $3.26 and $5.95, respectively.

The following tables summarize the stock option activity for the six-months ended June 30, 2008 and June 30, 2007, respectively.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price	Contractual
		per	Term
	Shares	Share	(in Years)

Outstanding, December 31, 2007	1,011,740	$7.29
Granted	914,924	$4.93
Exercised	11,874	$1.75
Forfeited, Canceled	0	n/a
Outstanding, June 30, 2008	1,914,790	$6.20	8.94
Exercisable, June 30, 2008	1,559,503	$5.44	8.91

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price	Contractual
		per	Term
	Shares	Share	(in Years)

Outstanding, December 31, 2006	483,490	$2.17
Granted	525,000	$9.79
Exercised	69,000	$1.28
Forfeited, Canceled	0	n/a
Outstanding, June 30, 2007	939,490	$6.50	9.02
Exercisable, June 30, 2007	637,680	$6.02	9.03

The Company also recognized $42,200 in expense for shares issued under the Plan to a consultant during the quarter ended June 30, 2008. In addition, the Company recognized $76,007 in consulting expense related to the amortization of restricted shares.

For the six-months ended June 30, 2008, the Company recognized a total of $563,200 in expense for shares issued under the Plan and a total of $93,525 in expense related to the amortization of restricted shares. For the six-months ended June 30, 2007 the Company recognized a total of $1,541,300 in expense for shares issued under the Plan to various consultants.

P.	Net Loss Per Share - Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share for the three and six-months ended June 30, 2008 and 2007:

	Quarter Ended June 30, 2008	Quarter Ended June 30, 2007	Six-Months Ended June 30, 2008	Six-Months Ended June 30, 2007
Net loss available to common stockholders	$(4,071,711)	$(7,753,310)	$(8,358,048)	$(11,921,857)

Net loss per share, basic and diluted	$(0.30)	$(0.64)	$(0.63)	$(1.00)

Weighted-average shares used in computing net	13,491,493	12,024,549	13,318,744	11,939,759
loss per share, basic and diluted

The Company has excluded all outstanding warrants and options from the calculation of diluted net loss per share because all such securities are antidilutive for all applicable periods presented.

The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for warrants, was 3,453,268 and 3,456,768 for the periods ended June 30, 2008 and 2007, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted earnings per share.

The total number of shares excluded from the calculations of diluted net loss per share, prior to the application of the treasury stock method for options, was 1,914,790 and 939,490 for the periods ended June 30, 2008 and 2007, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted earnings per share.

Q.
Concentrations of Risk - Grant revenue was comprised wholly from grants and contracts issued by the federal and NY state government and accounted for 100.0% and 81.1% of total revenue for the quarter ended June 30, 2008 and 2007, respectively. Grant revenue accounted for 91.1% and 82.2% for the six months ended June 30, 2008 and 2007, respectively. Although the Company anticipates ongoing federal grant and contract revenue, there is no guarantee that this revenue stream will continue in the future.

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

R.
Foreign Currency Exchange Rate Risk - The Company has entered into a manufacturing agreement to produce one of its drug compounds and into an agreement for assay development and validation with foreign third parties and is required to make payments in the foreign currency. As a result, the Company's financial results could be affected by changes in foreign currency exchange rates. Currently, the Company's exposure primarily exists with the Euro and the Great British Pound, or GBP. As of June 30, 2008, the Company is obligated to make payments under the agreements of 49,250 Euros and 144,323 GBP. The Company has established means to purchase forward contracts to hedge against this risk. As of June 30, 2008, the Company has not purchased any forward contracts for Euros or GBP.

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

On January 4, 2008, the Company issued 20,000 restricted shares of common stock. These shares vest over a three-year period with 25% vested on issuance and 25% vesting on the anniversary date of the agreement for each of the next three years.

On February 4, 2008, the Company issued options to purchase 503,250 shares of common stock under non-qualified stock option agreements to the executive management team under the 2007 Executive Compensation Plan. These options were originally expensed in 2007 at the December 31, 2007 closing price of $8.80. These options vest immediately, contain an exercise price of $4.00 per share, and expire on February 4, 2018. The Company also issued options to purchase 34,398 shares of common stock to various employees under non-qualified stock option agreements under an employee bonus program. These options vest immediately, contain an exercise price of $4.00 per share, and expire on February 3, 2018. Finally, the Company issued stock options to various key employees under non-qualified stock option agreements. These options have up to three years vesting. These options allow for the purchase of 21,300 shares of common stock at an exercise price of $4.00 per share. These options expire on February 3, 2018.

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

On April 8, 2008, the Company issued 40,000 stock options to three consultants under non-qualified stock option agreements. These options vest immediately and allow for the purchase of 40,000 shares of common stock at an exercise price of $4.18 per share. These options expire on April 7, 2018. On April 8, 2008, the Company also issued 25,000 restricted shares of common stock. These shares vest over a three-month period with 40% vested on issuance and 60% vesting three months from the date of the agreement.

On April 29, 2008, the Company issued 140,000 stock options to four independent members of the Board of Directors of the Company under non-qualified stock option agreements. These options vest immediately and allow for the purchase of 140,000 shares of common stock at an exercise price of $5.88 per share. These options expire on April 28, 2018.

On May 7, 2008, the Company issued 14,976 stock options to various employees under non-qualified stock option agreements. These options vest immediately and allow for the purchase of 14,976 shares of common stock at an exercise price of $5.28 per share. These options expire on May 6, 2018.

For the six-months ending June 30, 2008, Series B Preferred Shares were converted into 554,294 shares of common stock. At June 30, 2008, there were 3,315,973 outstanding Series B Preferred for which $305,251 in dividends had been accrued.

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

The Company is also party to three agreements that require it to make milestone payments, royalties on net sales of the Company's products and payments on sublicense income received by the Company. As of June 30, 2008, $300,000 in milestone payments have been made under one of these agreements and an additional $50,000 has been accrued under one of these agreements.

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues for liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. For all periods presented, the Company is not a party to any pending material litigation or other material legal proceedings.

The Company currently has operating lease commitments in place for facilities in Buffalo, New York and Chicago, Illinois as well as office equipment. The Company recognizes rent expense on a straight-line basis over the term of the related operating leases. The operating lease expenses recognized were $83,008, and $44,334 for the quarters ended June 30, 2008 and 2007, respectively, and the operating lease expense recognized were $166,053 and $87,932 for the six months ended June 30, 2008 and 2007, respectively.

Annual future minimum lease payments under present lease commitments are as follows.

		Operating
		Leases

2008	Remaining Two Quarters	$166,531
2009		349,782
2010		343,657
2011		311,803
2012		144,375

		$1,316,148

The Company has entered into stock option agreements with key employees, board members and consultants with exercise prices ranging from $0.66 to $17.00. These awards were approved by the Company’s Board of Directors. The options expire ten years from the date of grant, subject to the terms applicable in the agreement.

The following tables summarize the stock option activity for the six-months ended June 30, 2008 and 2007:

	Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2007	1,011,740	$7.29
Granted	914,924	$4.93
Exercised	11,874	$1.75
Forfeited, Canceled	0	n/a
Outstanding, June 30, 2008	1,914,790	$6.20

	Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2006	483,490	$2.17
Granted	525,000	$9.79
Exercised	69,000	$1.28
Forfeited, Canceled	0	n/a
Outstanding, June 30, 2007	939,490	$6.50

The Company has entered into warrant agreements with strategic partners, consultants and investors with exercise prices ranging from $1.13 to $11.00. These awards were approved by the Company’s Board of Directors. The warrants expire between five and six years from the date of grant, subject to the terms applicable in the agreement. A list of the total warrants awarded and exercised appears below:

	Warrants	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2007	3,453,268	$8.86
Granted	0	n/a
Exercised	0	n/a
Forfeited, Canceled	0	n/a
Outstanding, June 30, 2008	3,453,268	$8.86

	Warrants	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2006	814,424	$3.36
Granted	2,687,602	$10.40
Exercised	45,258	$2.00
Forfeited, Canceled	-	n/a
Outstanding, June 30, 2007	3,456,768	$8.85

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

Note 5. Subsequent Events

 No material subsequent events have occurred since the balance sheet date of June 30, 2008.

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

OVERVIEW

CBLI was incorporated in Delaware and commenced business operations in June 2003 as a development-stage, biotechnology company, with a very specific and targeted focus on radiation drug discovery. We have devoted substantially all of our resources to the identification, development and commercialization of new types of drugs for protection of normal tissues from exposure to radiation and other stresses, such as toxic chemicals and cancer treatments. CBLI’s pipeline includes products from two primary families of compounds: protectans and curaxins. We are developing protectans as drug candidates that protect healthy tissues from acute stresses such as radiation, chemotherapy and ischemia (pathologies developed as a result of blocking blood flow to a part of the body). Curaxins are being developed as anticancer agents that could act as mono-therapy drugs or in combination with other existing anticancer therapies.

On July 20, 2006, we sold 1,700,000 shares of common stock, par value $0.005 per share, in our initial public offering at a per share price of $6.00. Our common stock is currently listed on the NASDAQ Global Market under the symbol “CBLI.”

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

If the need is to protect healthy tissues against an external event such as exposure to radiation, we focus our research efforts on attempting to temporarily and reversibly suppress apoptosis in those healthy tissues, thereby imitating the apoptotic-resistant tendencies displayed by cancer cells. A drug with this effect would also be useful in ameliorating the toxicities of anticancer drugs and radiation that cause collateral damage to healthy tissues during cancer treatment. Because the severe toxicities of anticancer drugs and radiation often limit their dosage in cancer patients, an apoptosis suppressant drug may enable a more aggressive treatment regimen using anticancer drugs and radiation and thereby increase their effectiveness.

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

PRODUCTS IN DEVELOPMENT

Protectans

We are exploring a new natural source of factors that suppress the programmed cell death (apoptosis) response in human cells, which can be rapidly developed into therapeutic products. These inhibitors are anti-apoptotic factors developed by microorganisms of human microflora throughout millions of years of co-evolution with mammalian host. We are using the same strategy that was applied for the discovery of antibiotics, one of the biggest medical achievements of the 20th century. We have established a technological process for screening of such factors, named protectans, and their rapid preclinical evaluation. These inhibitors can be used as protection from cancer treatment toxicities and antidotes against injuries induced by radiation and other stresses associated with severe pathologies (i.e., heart attack or stroke).

Ten families of patents have been filed over the past five years around various aspects and qualities of the protectan family of compounds. The first of these patents was recently granted by the Eurasian Patent Organization and two other countries totaling eleven overall. The issued patent covers the method of protecting a mammal from radiation using flagellin or its derivatives, including Protectan CBLB502.

Protectan CBLB502

Protectan CBLB502 is our leading radioprotectant molecule in the protectans series. Protectan CBLB502 represents a rationally-designed derivative of the microbial protein, flagellin. Flagellin is secreted by Salmonella typhimurium and many other Gram-negative bacteria, and in nature, arranges itself in a hollow cylinder to form the filament in bacterial flagellum and acts as a natural activator of NF-kB (nuclear factor-kappa B), a protein complex widely used by cells as a regulator of genes that control cell proliferation and cell survival. Thus, Protectan CBLB502 reduces injury from acute stresses by mobilizing several natural cell protective mechanisms, including inhibition of apoptosis, reduction of oxidative damage and induction of factors (cytokines) that induce protection and regeneration of stem cells in bone marrow and the intestines.

Protectan CBLB502 is a single agent anti-radiation therapy with significant survival benefits at a single dose. Animal studies indicate that Protectan CBLB502 protects mice without increasing the risk of radiation-induced cancer development. The remarkably strong radioprotective abilities of Protectan CBLB502 are the result of a combination of several mechanisms of action. Potential applications for Protectan CBLB502 include reduction of radiation therapy or chemotherapy toxicities in cancer patients, protection from Acute Radiation Syndrome (ARS) in defense scenarios, and protection from acute organ failure. Protectan CBLB502 is administered through intramuscular injection.

Non-medical Applications

Our scientists have demonstrated that injecting Protectan CBLB502 into mice, rats and non-human primates protects them from lethal doses of total body gamma radiation. An important advantage of Protectan CBLB502, above any other radioprotectant known to us, is the ability to effectively protect not only the hematopoietic system, but also the gastrointestinal, or GI, tract, which are among the most sensitive areas of the human body to radiation. High levels of radiation, among other effects, induce moderate to severe bone marrow damage. The immune and blood stem cells are also depleted and death is caused by anemia, infection, bleeding and poor wound healing. GI damage often occurs at higher doses of radiation, and may result in death through sepsis as a result of perforation of the gastrointestinal tract. Protectan CBLB502’s ability to effectively protect the hematopoietic system and GI tract may make Protectan CBLB502 uniquely useful as a radioprotective antidote. Protectan CBLB502 was shown to be safe at its therapeutic doses in rodents and non-human primates. In addition, Protectan CBLB502 has proved to be a stable compound for storage purposes. It can be stored at temperatures close to freezing, room temperature or extreme heat. Manufacturing of Protectan CBLB502 is relatively inexpensive, due to its high yield bacterial producing strain and simple purification process.

We have successfully established cGMP quality manufacturing for Protectan CBLB502 and plan to initiate the first of two Phase I human safety studies for Protectan CBLB502 in ARS. Protectan CBLB502 is being developed under the FDA's animal efficacy rule to treat radiation injury following exposure to radiation from nuclear or radiological weapons, or from nuclear accident. This approval pathway requires demonstration of efficacy in two animal species and safety and drug metabolism testing in a representative sample of healthy human volunteers. Protectan CBLB502 has demonstrated activity as a radioprotectant in several animal species, including non-human primates. Phase I is the only stage of human testing required for approval in this indication.

The first dose escalation human safety study will start in the third quarter of 2008 now that the FDA has allowed our IND application and given us permission to start testing on humans. The initial safety study will involve single injections of Protectan CBLB502 in ascending dose groups of six healthy volunteers each. Participants in the study will be assessed for adverse side effects over a two-week time period and blood samples will be obtained to assess the effects of Protectan CBLB502 on various biomarkers. The study is currently projected to take approximately six months to complete. The second safety study in a larger number of healthy volunteers is planned to start in the first half of 2009.

We are working towards filing a Biologic License Application for FDA approval of Protectan CBLB502 for non-medical applications in 18 months.

In March 2008, the U.S. Department of Defense, or DoD, awarded us a contract valued at up to $8.9 million through the Chemical Biological Medical Systems Joint Project Management Office Broad Agency Announcement, or BAA, for selected tasks in the advanced development of Protectan CBLB502 as a Medical Radiation Countermeasure to treat radiation injury following exposure to radiation from nuclear or radiological weapons.

We also recently submitted a proposal for the BAA for "Therapies for Hematopoietic Syndrome, Bone Marrow Stromal Cell Loss, and Vascular Injury Resulting from Acute Exposure to Ionizing Radiation" published on March 6, 2008, by the Biomedical Advanced Research and Development Authority (BARDA) of the Department of Health and Human Services (HHS). BARDA seeks to acquire developed medical countermeasures that will be clinically useful in a civilian medical emergency situation that results from or involves exposure of a large population to the effects of a nuclear detonation, a radiologic dispersive device (such as a dirty bomb), or exposure to radioactive material with or without combined injury or trauma. Among certain other criteria, the BAA specified that any medical countermeasures submitted must be efficacious when administered at or later than 24 hours after exposure. According to the BAA, it is anticipated that multiple awards will result from the announcement and those awards will be multi-year, cost-reimbursement, completion type contracts. BARDA anticipates awarding 5-6 contracts on or about September 16, 2008. BARDA estimates that the total cost (direct and indirect cost combined) for these contracts (estimate to be 3 years in duration) will be up to $13.5 million per contract, out of which up to $3.4 million will be available in the first year of the contract.

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

Medical Applications

In addition to its military or other non-medical applications, we have found that Protectan CBLB502 has been observed to dramatically increase the efficacy of radiotherapy on experimental tumors in mice. Protectan CBLB502 appears to increase the tolerance of mice to radiation while having no effect on the radiosensitivity of tumors, thus opening the possibility of combining radiotherapy with Protectan CBLB502 treatment to improve the overall anticancer efficacy of radiotherapy. Our animal efficacy studies have demonstrated that up to 100% of mice treated with Protectan CBLB502 prior to being exposed to radiation survived without any associated signs of toxicity. This compares to a 100% mortality rate in the animal group that received a placebo drug.

Protectan CBLB502 has demonstrated the ability to reduce the toxicities of a chemotherapeutic drug, Platinol (cisplatin), broadly used for the treatment of ovarian, endometrial, head and neck, lung, stomach and other types of cancer in animal models. Platinol treatment was used in the study as an example of chemotherapy-associated toxicity. Platinol injected at toxic doses is known to induce myelosuppression (suppression of bone marrow) and nephrotoxicity (kidney damage).

The prospect of increasing patients' tolerance to chemotherapeutic drugs and optimizing treatment regimens would be a significant paradigm shift in cancer treatment. It is estimated that approximately 40% of the roughly $50 billion annually spent on cancer treatment represents supportive care addressing toxicities of various treatments, including chemotherapy.

Consistent with this strategy, we plan to initiate a Phase I/II study for Protectan CBLB502 in head and neck cancer patients in early 2009. The endpoint of the study will be the reduction of toxicities of radiation and chemotherapy, such as mucositis (a painful inflammation and ulceration of oral mucosa causing difficulties with speaking and eating). Mucositis weakens the patient by not allowing for the oral intake of nutrients and fluids and forces the temporary suspension of radiotherapy and chemotherapy until the tissues of the mouth and throat have healed. Due to the ability of head and neck cancer cells to regrow during periods of interrupted treatment, any interruption in radiotherapy should be avoided. Since the main cause of treatment interruptions in radiotherapy or combinations of chemotherapy and radiotherapy treatment regimens of head and neck cancer is acute mucositis, the ability to prevent mucositis, and therefore, interruptions in treatment, could potentially result in better outcomes for patients with cancers of the head and neck.

In other studies, we have demonstrated the potential of Protectan CBLB502 to be applicable to ischemic conditions. Our researchers, in collaboration with investigators from Cleveland Clinic, have demonstrated that a single injection of Protectan CBLB502 effectively prevents acute renal failure and subsequent death in a mouse model of ischemia-reperfusion renal injury.

Moreover, recent studies conducted at the Cleveland Clinic have demonstrated Protectan CBLB502’s ability to accelerate limb recovery in an animal model of tourniquet-mediated injury simulating the situation occurring in human. It has been demonstrated that injection of Protectan CBLB502 within 30 minutes of tourniquet removal leads to a marked reduction in the severity of injury, including reductions in tissue edema, pro-inflammatory cytokine production and leukocyte infiltration leading to accelerated recovery of limb function.

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

Protectan CBLB612 was also found to be highly efficacious in stimulating proliferation and mobilization of HSC into peripheral blood in primate model (Rhesus macaques). A single injection of CBLB612 in Rhesus macaques resulted in a 20-fold increase of hematopoietic progenitor cells in blood.  At the peak of the effect (48-72 hours post-injection) the proportion of free-floating CD34+ cells in the total white blood cell count reached 30% (compared with 1.5% in normal blood).  CD34 is a molecule present on certain cells within the human body.  Cells expressing CD34, otherwise known as CD34+ cells, are normally found in the umbilical cord and bone marrow as hematopoetic cells.

This discovery opens a new and innovative way for us to address a broad spectrum of human diseases, some of which currently lack effective treatment. Direct comparisons of Protectan CBLB612 and G-CSF (Neupogen®, Amgen, Inc., Thousand Oaks, California), the market leading drug used for stimulation of blood regeneration, demonstrated that Protectan CBLB612 showed a stronger efficacy as a propagator and mobilizer of HSC in peripheral blood. In mice experimental models, a single injection of Protectan CBLB612 gave several times higher yields of HSC in peripheral blood that the standard course of G-CSF treatment.

Protectan CBLB612 also has been shown to provide protection in a mouse model from lethal hematopoietic-induced ARS when administered between 48 hours prior and 24 hours after radiation exposure. Protectan CBLB612 does not display any significant toxicity at its therapeutic doses in rodents and non-human primates.

With efficacy and non-GLP safety already studied in mice and monkeys, Protectan CBLB612 entered formal pre-clinical safety and manufacturing development in February 2008. We expect to file an IND application with the FDA in the first half of 2009. The development of our Protectan CBLB612 has been supported by a grant from the Defense Advanced Research Projects Agency of the Department of Defense.

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

Other Curaxins

As mentioned above, screening of the chemical library for compounds capable of restoring normal function to wild type p53 in the context of RCC yielded three chemical classes of compounds. Generation of focused chemical libraries around the hits from one of these classes and their structure-activity optimization brought about a new generation of curaxins. As the part of this program performed in the partnership with ChemBridge Corporation, more than 800 proprietary compounds were screened for p53 activation, efficacy in animal tumor models, selective toxicity and metabolic stability in the presence of rat and human microsomes. The most active compounds were efficacious in preventing tumor growth in models for colon carcinoma, melanoma, ovarian cancer, RCC, and breast cancer. In February 2008, three lead candidates were chosen for preclinical development based on their efficacy, low toxicity profiles, high stability and suitability for human administration. We expect to file an IND application with the FDA in 2009 for one of these three lead candidates.

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

In total, the securities issued in the private placement were convertible into, or exercisable for, up to approximately 7,211,612 shares of common stock (subject to adjustments for stock splits, anti-dilution, etc.). As of June 30, 2008 the securities issued in the transaction, in the aggregate, were convertible into or exercisable for approximately 5,948,575 shares of common stock (subject to adjustments for stock splits, anti-dilution, etc.).

Proceeds from these transactions, together with grants we have received, have supported our R&D activities to date. We are actively seeking new grants and co-development contacts with premier pharmaceutical partners to support further development of other promising leads resulting from our R&D program.

On December 11, 2007, the SEC declared effective a registration statement of the Company registering up to 5,514,999 shares of common stock for resale from time to time by the selling stockholders named in the prospectus contained in the registration statement. This number represents 5,514,999 shares of common stock issuable upon the conversion or exercise of the securities issued the Company’s March 2007 private placement at the current conversion and exercise prices. Of these 5,514,999 shares of common stock, 3,717,515 shares are issuable upon conversion of Series B Preferred and 1,797,484 shares are issuable upon exercise of the Series B Warrants. We will not receive any proceeds from the sale of the underlying shares of common stock, although to the extent the selling stockholders exercise warrants for the underlying shares of common stock, we will receive the exercise price of those warrants. Subsequent to the effectiveness of the registration statement, 1,263,037 Series B Preferred were converted and $732,453 in dividends earned were paid as of June 30, 2008. At June 30, 2008 there were 3,315,973 remaining outstanding Series B Preferred shares for which $305,251 in dividends had been accrued.

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

R&D Expenses

R&D costs are expensed as incurred. These expenses consist primarily of our proprietary R&D efforts, including salaries and related expenses for personnel, costs of materials used in our R&D, costs of facilities and costs incurred in connection with our third-party collaboration efforts. Pre-approved milestone payments made by us to third parties under contracted R&D arrangements are expensed when the specific milestone has been achieved. As of June 30, 2008, $50,000 has been paid for milestone payments relating to the filing of an IND with the FDA for Curaxin CBLC102 and $250,000 has been paid as a result of commencing Phase II clinical trials for Curaxin CBLC102. An additional $50,000 has been accrued for a milestone payment relating to the filing of an IND with the FDA for Protectan CBLB502. Once a drug receives regulatory approval, we will record any subsequent milestone payments in identifiable intangible assets, less accumulated amortization, and amortize them evenly over the remaining agreement term or the expected drug life cycle, whichever is shorter. We expect our R&D expenses to increase as we continue to develop our drug candidates.

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

Through December 31, 2007, we have capitalized $459,102 in expenditures associated with the preparation, filing and maintenance of certain of our patents, which were incurred through the year ended December 31, 2007. We capitalized an additional $219,981 relating to these costs incurred for the six months ended June 30, 2008, totaling $679,083.

Stock-based Compensation

We value stock-based compensation pursuant to the provisions of SFAS 123(R). Accordingly, effective January 1, 2005, all stock-based compensation, including grants of employee stock options, are recognized in the statement of operations based on their fair values.

The Financial Accounting Standards Board (FASB) issued SFAS No. 123(R) requiring all share-based payments to employees, including grants of employee stock options, be recognized in the statement of operations based at their fair values. The Company values employee stock-based compensation under the provisions of SFAS 123(R) and related interpretations.

The fair value of each stock option granted is estimated on the grant date using accepted valuation techniques such as the Black Scholes Option Valuation model or Monte Carlo Simulation depending on the terms and conditions present within the specific option being valued. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect our experience. We use a risk-free rate based on published rates from the St. Louis Federal Reserve at the time of the option grant; assume a forfeiture rate of zero; assume an expected dividend yield rate of zero based on our intent not to issue a dividend in the foreseeable future; use an expected life based on the safe harbor method; and presently compute an expected volatility based on a method layering in the volatility of the Company along with that of similar high-growth, publicly-traded, biotechnology companies due to the limited trading history of the Company. Compensation expense is recognized using the straight-line amortization method for all stock-based awards.

During the six-months ended June 30, 2008, the Company granted 914,924 additional stock options pursuant to stock award agreements. The Company recognized a total of $1,573,632 in expense related to options for the six-months ended June 30, 2008. The Company also recaptured $1,459,425 of previously recognized expense due to the stock options awarded under the 2007 Executive Compensation Plan. These options were originally expensed based on the December 31, 2007 variables, but were not issued until February 4, 2008. The change in dates resulted in a difference in valuation assumptions used in the Black-Scholes model causing a reduction in the grant date fair value. This reduction in the grant date fair value from $5.34 to $2.44 per share resulted in the recapture of $1,459,425 in expense and a net expense for options for the six-months ended June 30, 2008 of $114,207.

During the six-months ended June 30, 2007, the Company granted 525,000 stock options pursuant to stock award agreements and expensed $2,350,158 related to stock options.

For the six-months ended June 30, 2008 the Company also recognized a total of $563,200 in expense for shares issued under the Plan and a total of $93,525 in expense related to the amortization of restricted shares. For the six-months ended June 30, 2007, the Company recognized a total of $1,541,300 in expense for shares issued under the Plan to various consultants.

During the quarters ended June 30, 2008 and June 30, 2007, the Company granted 194,976 and 405,500 additional stock options pursuant to stock award agreements, respectively. We recognized a total of $845,555 and $1,974,858 in expense related to options for the quarters ended June 30, 2008 and June 30, 2007, respectively. The weighted average, estimated grant date fair values of stock options granted during the quarters ended June 30, 2008 and 2007 was $3.26 and 5.95, respectively.

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

Results of Operations

Our operating results for the past three fiscal years have been nominal. The following table sets forth our statement of operations data for the quarter and six-months ended June 30, 2008 and June 30, 2007, and the years ended December 31, 2007 and December 31, 2006, and should be read in conjunction with our financial statements and the related notes appearing elsewhere in this filing and in our Annual Report on Form 10-K for the year ended December 31, 2007.

	Quarter Ended 30-Jun-08	Quarter Ended 30-Jun-07	Six Months Ended 30-Jun-08	Six Months Ended 30-Jun-07	Year Ended December 31, 2007	Year Ended December 31, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$674,376	$636,007	$1,350,700	$957,453	$2,018,558	$1,708,214
Operating expenses	4,675,239	8,748,968	9,419,739	13,334,303	27,960,590	9,126,315
Other expense (income)	(143,296)	-	(96,294)	-	2,058,236	-
Net interest expense (income)	(50,016)	(359,651)	(195,143)	(454,993)	(1,003,766)	(195,457)

Net income (loss)	$(3,807,551)	$(7,753,310)	$(7,777,602)	$(11,921,857)	$(26,996,502)	$(7,222,644)

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenue

Revenue increased from $636,007 for the three-months ended June 30, 2007 to $674,376 for the three-months ended June 30, 2008 representing an increase of $38,369 or 6.0% resulting primarily from an increase in revenue from various federal grants and contracts including the Collaborative Research Agreement with the Roswell Park Cancer Institute and contracts with federal government agencies.

See the table below for further details regarding the sources of our government grant and contract revenue:

Agency	Program	Amount	Period of Performance	Revenue 2008 (April 1 thru June 30)	Revenue 2007 (April 1 thru June 30)	Revenue 2007
				unaudited)	(unaudited)

DoD	DTRA Contract	$1,263,836	03/2007-02/2009	$290,075	$351,370	$466,322
NY State/RPCI	Sponsored Research Agreement	$3,000,000	03/2007-02/2012	$63,962	$-	$329,390
NIH	Phase II NIH SBIR program	$750,000	07/2006-06/2008	$0	$$0	$459,621
NIH	NCI Contract	$750,000	09/2006-08/2008	$93,438	$131,441	$440,028
NASA	Phase I NASA STTR program	$100,000	01/2006-01/2007	$	$33,196	$33,197
DOD	DOD Contract	$8,900,000	05/2008 - 09/2009	$226,901	$-	$0
			Totals	$674,376	$516,007	$1,728,558

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

Operating expenses decreased from $8,748,968 for the three-months ended June 30, 2007 to $4,675,239 for the three-months ended June 30, 2008, a decrease of $4,073,729 or 46.5%. We recognized a total of $1,029,358 of non-cash, stock-based compensation for the three-months ended June 30, 2008 compared to $3,516,158 for the three-months ended June 30, 2007. If these non-cash, stock-based compensation expenses were excluded, operating expenses would have decreased from $5,232,810 for the three-months ended June 30, 2007 to $3,645,881 for the three-months ended June 30, 2008. This represents a decrease in operating expenses of $1,586,929 or 30.3%.

Research and development costs decreased from $3,966,711 for the three-months ended June 30, 2007 to $2,682,703 for the three-months ended June 30, 2008. This represents a decrease of $1,284,008 or 32.4%. We recognized a total of $168,040 of R&D non-cash, stock based compensation for the three-months ended June 30, 2008 compared to $299,112 for the three-months ended June 30, 2007. Without the non-cash, stock-based compensation, the R&D expenses decreased from $3,667,599 for the three-months ended June 30, 2007 to $2,514,663 for the three-months ended June 30, 2008; a decrease of $1,152,936 or 31.4%.

Selling, general and administrative costs decreased from $4,782,257 for the three-months ended June 30, 2007 to $1,992,536 for the three-months ended June 30, 2008. This represents a decrease of $2,789,721 or 58.3%. We recognized a total of $861,318 of non-cash, stock-based compensation under selling, general and administrative costs for the three-months ended June 30, 2008 compared to $3,217,046 for the three-months ended June 30, 2007. Without the non-cash, stock-based compensation, the selling, general and administrative expenses decreased from $1,565,211 for the three-months ended June 30, 2007 to $1,131,218 for the three months ended June 30 2008; a decrease of $433,993 or 27.7%. The lower general and administrative expenses were incurred as a result of cost containment efforts on the part of the Company.

Until we introduce a product to the market, we expect these expenses in the categories mentioned above will be the largest categories in our income statement.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenue

Revenue increased from $957,453 for the six-months ended June 30, 2007 to $1,350,700 for the six-months ended June 30, 2008 representing an increase of $393,247 or 41.1% resulting primarily from an increase in revenue from various federal grants and contracts including the Collaborative Research Agreement with the Roswell Park Cancer Institute, the DTRA contract, the NCI contract, and the DOD contract.

See the table below for further details regarding the sources of our government grant and contract revenue:

				Revenue	Revenue
				2008	2007
			Period of	(thru	(thru	Revenue
Agency	Program	Amount	Performance	June 30)	June 30)	2007
				(unaudited)	(unaudited)
DoD	DTRA Contract	$1,263,836	03/2007-02/2009	$323,826	$351,370	$466,322
NY State/RPCI	Sponsored Research Agreement	$3,000,000	03/2007-02/2012	$154,711	$-	$329,390
NIH	Phase II NIH SBIR program	$750,000	07/2006-06/2008	$77,971	$140,594	$459,621
NIH	NCI Contract	$750,000	09/2006-08/2008	$157,216	$262,293	$440,028
NASA	Phase I NASA STTR program	$100,000	01/2006-01/2007	$290,075	$33,196	$33,197
DOD	DOD Contract	$8,900,000	05/2008 - 09/2009	$226,901	$-	$0
			Totals	$1,230,700	$787,453	$1,728,558

We anticipate our revenue over the next year to be derived mainly from government grants and contracts. In addition, it is common in our industry for companies to enter into licensing agreements with large pharmaceutical companies. To the extent we enter into such licensing arrangements, we may receive additional revenue from licensing fees.

Operating Expenses

Operating expenses decreased from $13,334,303 for the six-months ended June 30, 2007 to $9,419,739 for the six-months ended June 30, 2008, a decrease of $3,914,564 or 29.4%. We recognized a total of $770,931 of non-cash, stock-based compensation for the six-months ended June 30, 2008 compared to $3,891,458 for the six-months ended June 30, 2007. If these non-cash, stock-based compensation expenses were excluded, operating expenses would have decreased from $9,442,845 for the six-months ended June 30, 2007 to $8,648,808 for the six-months ended June 30, 2008. This represents a decrease in operating expenses of $794,037 or 8.4%.

Research and development costs decreased from $7,557,726 for the six-months ended June 30, 2007 to $6,234,089 for the six-months ended June 30, 2008. This represents a decrease of $1,323,637 or 17.5%. We recognized a total of $214,901 of R&D non-cash, stock based compensation for the six-months ended June 30, 2008 compared to $614,742 for the six-months ended June 30, 2007. Without the non-cash, stock-based compensation, the R&D expenses decreased from $6,942,984 for the six-months ended June 30, 2007 to $6,018,188 for the six-months ended June 30, 2008; a decrease of $924,796 or 13.3%.

Selling, general and administrative costs decreased from $5,776,577 for the six-months ended June 30, 2007 to $3,185,650 for the six-months ended June 30, 2008. This represents a decrease of $2,590,927 or 44.9%. We recognized a total of $566,030 of non-cash, stock-based compensation under selling, general and administrative costs for the six-months ended June 30, 2008 compared to $3,276,716 for the six-months ended June 30, 2007. Without the non-cash, stock-based compensation, the selling, general and administrative expenses increased from $2,499,861 for the six-months ended June 30, 2007 to $2,619,620 for the six months ended June 30, 2008; an increase of $119,759 or 4.8%. The higher general and administrative expenses were incurred as a result of increased investor relations activities and continuing to improve the infrastructure of the Company

Until we introduce a product to the market, we expect these expenses in the categories mentioned above will be the largest categories in our income statement.

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

Liquidity and Capital Resources

We have incurred annual operating losses since our inception, and, as of June 30, 2008, we had an accumulated deficit of $49,396,260. Our principal sources of liquidity have been cash provided by sales of our securities and government grants, contracts and agreements. Our principal uses of cash have been R&D and working capital. We expect our future sources of liquidity to be primarily government grants, equity financing, licensing fees and milestone payments in the event we enter into licensing agreements with third parties, and research collaboration fees in the event we enter into research collaborations with third parties.

Net cash used in operating activities totaled $6,943,674 for the six-months ended June 30, 2008, compared to $5,936,394 used in operating activities for the six-months ended June 30, 2007. Net cash used in operating activities totaled $16,607,922 for the year ended December 31, 2007, compared to $6,653,602 used in operating activities for the same period in 2006. For all periods, the increase in cash used was primarily attributable to increased R&D activities and maintaining and improving the infrastructure necessary to support these R&D activities.

Net cash used in investing activities was $348,216 for the six months ended June 30, 2008 and net cash used in investing activities was $16,564,862 for the six months ended June 30, 2007. The decrease in cash used in investing activities resulted primarily from a reduction in the purchase of short term investments of $17,999,965 from the funds received from the issuance of Series B Preferred in connection with our private placement offering that took place in the first quarter of 2007. Net cash used in investing activities was $442,523 for the year ended December 31, 2007 and $14,281 used for the same period in 2006. The increase in cash used for investing activities resulted primarily from the maturing of short-term investments that converted to cash.

Net cash used in financing activities totaled $667,828 for the six-months ended June 30, 2008, compared to net cash provided by financing activities of $29,026,743 for the six-months ended June 30, 2007. The decrease in cash provided by financing activities was attributed to the payment of dividends in the first six months of 2008 as compared to the proceeds from the issuance of preferred stock and warrants in the private placement offering which occurred during the first six months of 2007. Net cash provided by financing activities totaled $28,200,591 for the year ended December 31, 2007, compared to $8,523,414 provided by financing activities for the year ended December 31, 2006. The increase in cash provided by financing activities was attributed to the proceeds from the issuance of Series B Preferred in connection with our private placement offering.

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

As of June 30, 2008, we have paid $50,000 for the milestone payment relating to the filing of the IND application for Curaxin CBLC102 and $250,000 for commencing Phase II clinical trials for Curaxin CBLC102. The $50,000 milestone payment was made May 3, 2007 and the $250,000 milestone was paid on August 21, 2007 as per the terms of the agreement. In addition, the Company has accrued an additional $50,000 related to the filing of an IND application related to Protectan CBLB502 that occurred in February 2008.

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

Impact of Exchange Rate Fluctuations

We believe that our results of operations are somewhat dependent upon moderate changes in foreign currency exchange rates. We have entered into a manufacturing agreement with a foreign third party to produce one of its drug compounds and are required to make payments in the foreign currency. Currently, our exposure primarily exists with the Euro and the Great British Pound or GBP. As of June 30, 2008, we are obligated to make payments under the agreement of 49,250 Euros and 144,323 GBP. We also expect to enter into additional agreements with foreign third parties, increasing the risk. As a result, our financial results could be affected by changes in foreign currency exchange rates. We have established means to purchase forward contracts to hedge against this risk. As of June 30, 2008, the Company has not purchased any forward contracts for Euros or GBP

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4: Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

As of June 30, 2008, we were not a party to any litigation or other legal proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the April 29, 2008 annual stockholders meeting, the vote of the outstanding shares of capital stock entitled to vote and cast in person or by proxy was as follows:

Election of Directors:

	For	Withheld
James J. Antal	13,510,123	28,308
Paul E. DiCorleto	13,510,828	27,603
Michael Fonstein	13,511,125	27,306
Andrei Gudkov	13,511,730	26,701
Bernard L. Kasten	13,511,018	27,413
Yakov Kogan	13,510,725	27,706
H. Daniel Perez	13,511,833	26,598

Ratification of selection of Meaden & Moore Ltd. as Independent Registered Public Accounting Firm:

For	Against	Abstain
13,520,849	4,759	12,823

Approval of the amendment and restatement of the Cleveland BioLabs, Inc. 2006 Equity Incentive Plan:

For	Against	Abstain	Broker Non-Votes
9,540,824	456,196	34,345	3,507,066

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

CLEVELAND BIOLABS, INC.

Dated: August 12, 2008	By:	/s/ MICHAEL FONSTEIN
Michael Fonstein Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2008	By:	/s/ JOHN A. MARHOFER, JR.
John A. Marhofer, Jr. Chief Financial Officer (Principal Financial Officer)