Form 10-K
period 2008-12-31
CLEVELAND BIOLABS INC
filed 2009-03-30
CIK 1318641

 United States Securities and Exchange Commission
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________to ___________

Commission file number 001-32954

CLEVELAND BIOLABS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	20-0077155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

73 High Street, Buffalo, NY 14203	(716) 849-6810
(Address of principal executive offices)	Telephone No.

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange which registered
Common Stock, par value $0.005 per share	NASDAQ Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $37,767,484. There were 14,014,137 shares of common stock outstanding as of March 16, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held on June 25, 2009, is incorporated by reference in Part III to the extent described therein.

CLEVELAND BIOLABS, INC.
FORM 10-K
03/30/09

Cleveland BioLabs, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2008

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, new products, budgets, liquidity, cash flows, projected costs, regulatory approvals or the impact of any laws or regulations applicable to us, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements.

We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. The actual future results for Cleveland BioLabs, Inc. may differ materially from those discussed here for various reasons. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this annual report including in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A “Risk Factors.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments. When used in the report, unless otherwise indicated, “CBLI,” the “Company,” “we,” “our” and “us” refers to Cleveland BioLabs, Inc.

PART I

Item 1.  Description of Business

GENERAL OVERVIEW

We were incorporated in Delaware and commenced business operations in June 2003 as a development-stage, biotechnology company, with a very specific and targeted focus on radiation drug discovery. We have devoted substantially all of our resources to the identification, development and commercialization of new types of drugs for protection of normal tissues from exposure to radiation and other stresses, such as toxic chemicals and cancer treatments. Our pipeline includes products from two primary families of compounds: protectans and curaxins. We are developing protectans as drug candidates that protect healthy tissues from acute stresses such as radiation, chemotherapy and ischemia (pathologies that develop as a result of blocking blood flow to a part of the body). Curaxins are being developed as anticancer agents that could act as mono-therapy drugs or in combination with other existing anticancer therapies.

On July 20, 2006, we sold 1,700,000 shares of common stock, par value $0.005 per share, in our initial public offering at a per share price of $6.00. After our initial public offering, our common stock was listed on the NASDAQ Capital Market under the symbol “CBLI” and on the Boston Stock Exchange under the symbol “CFB.” Our trading symbol on the Boston Stock Exchange was later changed to “CBLI.” On August 28, 2007, trading of our common stock transferred from the NASDAQ Capital Market to the NASDAQ Global Market. In September 2007, we ceased our listing on the Boston Stock Exchange.  On November 28, 2008, trading of our common stock transferred from the NASDAQ Global Market back to the NASDAQ Capital Market.

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

If the need is to protect healthy tissues against an external event such as exposure to radiation, we focus our research efforts on attempting to temporarily and reversibly suppress apoptosis in those healthy tissues, thereby imitating the apoptotic-resistant tendencies displayed by cancer cells. A drug with this effect would also be useful in ameliorating the toxicities of anticancer drugs and radiation that cause collateral damage to healthy tissues during cancer treatment. Because the severe toxicities of anticancer drugs and radiation often limit their dosage in cancer patients, an apoptosis suppressant drug may enable a more aggressive treatment regimen using anticancer drugs and radiation and thereby increase their effectiveness. At the present time,  the primary focus of our research is on the protection of healthy tissues against external exposures resulting from military or defense activities.

On the other hand, if the need is to destroy cancerous cells, we focus our research efforts on restoring apoptotic mechanisms that are suppressed in tumors, so that those cancerous cells will once again become vulnerable to apoptotic death. In this regard, we believe that our drug candidates could have significant potential for improving, and becoming vital to, the treatment of cancer patients. At the present time, our research efforts in this area are limited as we dedicate the majority of our resources to military and defense applications.

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

These drug candidates demonstrate the value of our scientific foundation. Based on the expedited approval process currently available for non-medical applications such as protection from exposure to radiation, our most advanced drug candidate, Protectan CBLB502, may be approved for such applications within 24 months. Another drug candidate, Curaxin CBLC102, demonstrated efficacy and safety in a Phase IIa clinical trial concluded in late 2008.

INDUSTRY

CBLI is a biotechnology, or biotech, company focused on developing cancer treatment, tissue protection and biodefense drugs. Historically, biotech was defined by newly discovered “genetic engineering” technology, which was first developed in universities and new startup biotech companies in the mid-1970s. Later, other technologies (based on a constant flow of discoveries in the field of biology) started playing a leading role in biotech development. Medicine, and specifically drug development, is a lucrative field for use of these technologies. Large pharmaceutical, or Pharma, companies joined the biotech arena through licensing, sponsored research, and corporate agreement relationships. Today biotech is a $296 billion industry (based on total market capitalization) and includes large companies such as Amgen, Inc. and Genentech, Inc.

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

The Project BioShield Act, which was signed into law in July 2004, allocated $5.6 billion over ten years to fund the research, development and procurement of drugs, biological products or devices to treat or prevent injury from exposure to biological, chemical, radiological or nuclear agents as a result of a military, terrorist or nuclear attack. The legislation provides for a more expedited approval process by allowing for approval based on Phase I safety studies in humans and efficacy studies in two animal species (rodents and non-human primates) instead of Phase II and III human clinical trials (see Government Regulation). With the Project BioShield Act, biotech companies now have greater access to grants and contracts with the U.S. government. Several biotech companies have secured grants and contracts from the U.S. government to develop drugs and vaccines as medical countermeasures against potential terrorist attacks. For biotech companies focused on these types of drugs and vaccines, this type of funding, together with the modified Food and Drug Administration, or FDA, approval process, are major departures from the traditional biotech business model. The principal provisions of this law are to:

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

 STRATEGIES AND OBJECTIVES

Our primary objective is to become a leading developer of drugs for the protection of human tissues against radiation and other stresses and for cancer treatment. Key elements of our strategy include:

Aggressively working towards the commercialization of Protectan CBLB502. Our most advanced drug candidate, Protectan CBLB502, offers the potential to protect normal tissues against exposure to radiation. Because of the potential military and defense implications of such a drug, the normally lengthy FDA approval process for these non-medical applications is substantially abbreviated resulting in a large cost savings to us. We expect to complete development of Protectan CBLB502 for these non-medical applications by the end of 2010.

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

PRODUCTS IN DEVELOPMENT

Protectans

We are exploring a new natural source of factors that suppress the programmed cell death (apoptosis) response in human cells, which can be rapidly developed into therapeutic products. These inhibitors are anti-apoptotic factors developed by microorganisms of human microflora throughout millions of years of co-evolution with mammalian host.   We are using the same strategy that was applied for the discovery of antibiotics, one of the biggest medical achievements of the 20 th  century.  We have established a technological pipeline for screening of such factors, named protectans, and their rapid preclinical evaluation. Such inhibitors can be used as protection from cancer treatment side effects and antidotes against injuries induced by radiation and other stresses associated with severe pathologies (i.e., heart attack or stroke).

Fourteen families of patents have been filed over the past five years around various aspects and qualities of the protectan family of compounds. The first patent covering the method of protecting a mammal from radiation using flagellin or its derivatives, including Protectan CBLB502, was recently granted by the Eurasian Patent Organization (nine countries) and two other countries.

We spent approximately $8,995,500 and $11,828,423 on R&D for protectans for all applications in the fiscal years ended December 31, 2008 and December 31, 2007, respectively. From our inception to December 31, 2008, we spent approximately $26,508,500 on R&D for protectans.

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

We spent approximately $8,021,040 and $10,701,175 on R&D for Protectan CBLB502 in the fiscal years ended December 31, 2008 and December 31, 2007, respectively. From our inception to December 31, 2008, we spent approximately $23,378,126 on R&D for Protectan CBLB502.

We intend to enter into negotiations for contracts to purchase Protectan CBLB502 with various U.S. and international government agencies in the third quarter of 2009. If the U.S. government makes significant future contract awards for the supply of its emergency stockpile to our competitors, our business will be harmed and it is unlikely that we will be able to ultimately commercialize our competitive product.

Non-medical Applications

Our scientists have demonstrated that injecting Protectan CBLB502 into mice, rats and non-human primates protects them from lethal doses of total body gamma radiation. An important advantage of Protectan CBLB502, above any other radioprotectant known to us, is the ability to effectively protect not only the hematopoietic system, but also the gastrointestinal, or GI, tract, which is among the most sensitive areas of the human body to radiation. High levels of radiation, among other effects, induce moderate to severe bone marrow damage. The immune and blood stem cells are also depleted and death is caused by anemia, infection, bleeding and poor wound healing. GI damage often occurs at higher doses of radiation, and may result in death through sepsis as a result of perforation of the GI tract. Protectan CBLB502’s ability to effectively protect the hematopoietic system and GI tract may make Protectan CBLB502 uniquely useful as a radioprotective antidote. Protectan CBLB502 was shown to be safe at its therapeutic doses in rodents and non-human primates. In addition, Protectan CBLB502 has proved to be a stable compound for storage purposes. It can be stored at temperatures close to freezing, room temperature or extreme heat. Manufacturing of Protectan CBLB502 is cost efficient, due to its high yield bacterial producing strain and simple purification process.

We have successfully established cGMP quality manufacturing for Protectan CBLB502 and are nearing completion of the first of two Phase I human safety studies for Protectan CBLB502 in ARS. Protectan CBLB502 is being developed under the FDA's animal efficacy rule to treat radiation injury following exposure to radiation from nuclear or radiological weapons, or from nuclear accident. This approval pathway requires demonstration of efficacy in two animal species and safety and drug metabolism testing in a representative sample of healthy human volunteers. Protectan CBLB502 has demonstrated activity as a radioprotectant in several animal species, including non-human primates. Phase I is the only stage of human testing required for approval in this indication.

The FDA gave us permission to start safety testing on humans on August 7, 2008. The first healthy volunteer in the dose escalation safety study was dosed on October 14, 2008. The initial safety study will involve single injections of Protectan CBLB502 in ascending dose groups of six healthy volunteers each. Participants in the study are being assessed for adverse side effects over two-week time period and blood samples are being obtained to assess the effects of Protectan CBLB502 on various biomarkers. The study is currently projected to be completed in spring 2009. The second safety study in a larger number of healthy volunteers is planned to start in the third quarter of 2009.

We are working towards filing a BLA for FDA approval of Protectan CBLB502 for non-medical applications by the end of 2010.

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

On September 16, 2008, the Biomedical Advanced Research and Development Authority (BARDA) of the Department of Health and Human Services (HHS) awarded us a contract under the Broad Agency Announcement titled, "Therapies for Hematopoietic Syndrome, Bone Marrow Stromal Cell Loss, and Vascular Injury Resulting from Acute Exposure to Ionizing Radiation," for selected tasks in the advanced development of Protectan CBLB502. The total contract value including all milestone-based options is $13.3 million over a three-year period, with the first year's award of $3.4 million. BARDA seeks to acquire developed medical countermeasures that will be clinically useful in a civilian medical emergency situation that results from or involves exposure of a large population to the effects of a nuclear detonation, a radiologic dispersive device (such as a dirty bomb), or exposure to radioactive material with or without combined injury or trauma.

Protectan CBLB502's unprecedented efficacy, unique ability to address both hematopoietic and GI damage, broad time window of use, and mitigation effects that do not require additional supportive care and set it apart from any other existing or therapies.

We spent approximately $7,264,813 and $9,885,776 on R&D for the non-medical applications of Protectan CBLB502 in the fiscal years ended December 31, 2008 and December 31, 2007, respectively. From our inception to December 31, 2008, we spent approximately $21,601,196 on R&D for the non-medical applications of Protectan CBLB502.

Protectan CBLB502 is a candidate for procurement by the DoD, HHS/BARDA and other countries facing even more imminent threats. The HHS opportunity is particularly positive for us as the agency’s mandate is to protect the U.S. civilian population in the event of a radiological emergency, including stockpiling radiation countermeasures for mass distribution. Our contract awards from the DoD and from BARDA emphasize the government’s focus on acquiring adequate protection against nuclear and radiation threats for military and civilian populations. Upon FDA approval, our Protectan CBLB502 will be well positioned to fulfill both of these needs, with its demonstrated unprecedented efficacy and survival benefits, unique ability to address both hematopoietic and GI damage, broad window of efficacy relative to radiation exposure, and suitability for both military and civilian delivery scenarios. We believe that Protectan CBLB502 is the only radiation countermeasure with these capabilities in advanced development that can be self or buddy-administered, without the need of additional supportive care in a battlefield or civilian community setting.

Regulatory Status

Extraordinary radioprotective properties, an excellent toxicity profile, outstanding stability and cost efficient production of Protectan CBLB502 make it a primary candidate for entering formal preclinical and clinical studies. Initially, Protectan CBLB502 will be developed for non-medical purposes — as a radioprotectant antidote for the protection of people from severe doses of ionizing radiation. Our drug development strategy complies with the recently adopted FDA rules for investigational drugs that address situations such as radiation injury, where it would be unethical to conduct efficacy studies in humans. While Phase II and Phase III human clinical trials are normally required for the approval of marketing an investigational drug, under the FDA rules, Protectan CBLB502 would be considered for approval for this indication based on Phase I safety studies in humans and efficacy studies in two animal species (rodents and non-human primates). Based upon this expedited approval process, Protectan CBLB502 could be approved for non-medical applications within 24 months. Because Phase II and Phase III testing involves applying a drug candidate to a large numbers of participants who suffer from the targeted disease and condition and can last for a total of anywhere from three to six or additional years, bypassing these phases represents a significant time and cost savings in receiving FDA approval.

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

As part of the process to receive final FDA approval for Protectan CBLB502 for non-medical applications, we have completed Good Manufacturing Practices compliant (cGMP) manufacturing of Protectan CBLB502. The yields from the process and the purity of the final product exceeded our expectations. We were able to develop a complicated, high-yield manufacturing process for CBLB502 was and were able to prototype the process and resolve multiple challenges during the industrial development. We currently have drug substance corresponding to several hundred thousand projected human doses, or potentially many more, depending on the final therapeutic dose to be used, which will be determined through our Phase I safety trial. The process we developed gives us the ability to manufacture up to five million estimated doses within a year without any additional scale-up; and if necessary, scale-up could be implemented relatively easily.

Prior to our receiving final FDA approval for Protectan CBLB502 for non-medical applications, we will need to complete several interim steps, including:

•	Performing a Phase I dose-escalation human study on a small number of volunteers. We expect to complete this study in March 2009 at an approximate cost of $1,500,000.

•
Conducting pivotal animal efficacy studies with the cGMP manufactured drug candidate. We expect to complete these studies in mid 2010. At the present time, the costs of these studies cannot be approximated with any level of certainty.

•
Performing a human safety study in a larger number of volunteers using the dose of Protectan CBLB502 previously shown to be safe in humans and efficacious in animals. We estimate completion of this study in late 2010 at an approximate cost of $5,300,000 based on 500 subjects tested in four locations.

•	Filing a BLA which we expect to complete in late 2010. At the present time, the costs of the filing cannot be approximated with any level of certainty.

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

The DoD also awarded a $1 million grant to our founding partner, the Cleveland Clinic, to conduct pre-clinical studies on Protectan CBLB502 for use in tourniquet and other ligation-reperfusion battlefield injuries where blood flow is stopped and then restored after a prolonged period of time.

Medical Applications

While our current focus remains on its military and other non-medical applications, Protectan CBLB502 has been observed to dramatically increase the efficacy of radiotherapy of experimental tumors in mice. Protectan CBLB502 appears to increase the tolerance of mice to radiation while having no effect on the radiosensitivity of tumors, thus opening the possibility of combining radiotherapy with Protectan CBLB502 treatment to improve the overall anticancer efficacy of radiotherapy. Our animal efficacy studies have demonstrated that up to 100% of mice treated with Protectan CBLB502 prior to being exposed to radiation survived without any associated signs of toxicity. This compares to a 100% mortality rate in the animal group that received a placebo drug.

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

Consistent with this strategy, we plan to initiate a Phase I/II study for Protectan CBLB502 in head and neck cancer patients in mid-2009. The endpoint of the study will be the reduction of toxicities of radiation and chemotherapy, such as mucositis (a painful inflammation and ulceration of oral mucosa causing difficulties with speaking and eating). Mucositis weakens the patient by not allowing for the oral intake of nutrients and fluids and forces the temporary suspension of radiotherapy and chemotherapy until the tissues of the mouth and throat have healed. Due to the ability of head and neck cancer cells to regrow during periods of interrupted treatment, any interruption in radiotherapy should be avoided. Since the main cause of treatment interruptions in radiotherapy or combinations of chemotherapy and radiotherapy treatment regimens of head and neck cancer is acute mucositis, the ability to prevent mucositis, and therefore, interruptions in treatment, could potentially result in better outcomes for patients with cancers of the head and neck.

In other studies, we have demonstrated the potential of Protectan CBLB502 to be applicable to ischemic conditions. Our researchers, in collaboration with investigators from Cleveland Clinic, have demonstrated that a single injection of Protectan CBLB502 effectively prevents acute renal failure and subsequent death in a mouse model of ischemia-reperfusion renal injury.

Moreover, studies funded by a grant from the DoD and conducted at the Cleveland Clinic, have demonstrated Protectan CBLB502’s ability to accelerate limb recovery in an animal model of tourniquet-mediated injury simulating the situation occurring in human. It has been demonstrated that injection of Protectan CBLB502 within 30 minutes of tourniquet removal leads to a marked reduction in the severity of injury, including reductions in tissue edema, pro-inflammatory cytokine production and leukocyte infiltration leading to accelerated recovery of limb function.

In contrast to the non-medical applications of CBLB502, the use of Protectan CBLB502 to ameliorate the side effects of radiation treatment and anticancer drugs will be subject to the full FDA approval process.

In order for us to receive final FDA approval for Protectan CBLB502 for medical applications, we will need to complete various tasks, including:

•
Submitting an amendment to our CBLB502 IND application and receiving allowance from the FDA. We cannot estimate with any certainty when the FDA may allow the application. We expect to submit the amendment upon the receipt of dedicated federal funding. We estimate that the approximate cost of filing will be less than $100,000.

•
Performing a Phase I/II human efficacy study on a small number of cancer patients. We expect to complete this study two years from the receipt of allowance from the FDA of the IND amendment at an approximate cost of $1,500,000.

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

We spent approximately $756,227 and $815,399 on R&D for the medical applications of Protectan CBLB502 in the fiscal years ended December 31, 2008 and December 31, 2007, respectively. From our inception to December 31, 2008, we spent approximately $1,776,929 on R&D for the medical applications of Protectan CBLB502.

Protectan CBLB612

While the bulk of our R&D has focused on Protection CBLB502, we have conducted some preliminary research into a compound derived from the same family and which we refer to as Protectan CBLB612. Protectan CBLB612 is a modified lipopeptide mycoplasma that acts as a powerful stimulator and mobilizer of hematopoietic (bone marrow/blood production) stem cells, or HSC, to peripheral blood. Potential applications for Protectan CBLB612 include accelerated hematopoietic recovery during chemotherapy and during donor preparation for bone marrow transplantation.

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

Protectan CBLB612 was also found to be highly efficacious in stimulating proliferation and mobilization of hematopoietic stem cells into peripheral blood in a primate model (Rhesus macaques).  A single injection of Protectan CBLB612 in Rhesus macaques resulted in a 20-fold increase of hematopoietic progenitor cells in blood.  At the peak of the effect (48-72 hours post-injection) the proportion of free-floating CD34+ cells in the total white blood cell count reached 30% (compared with 1.5% in normal blood).  CD34 is a molecule present on certain cells within the human body.  Cells expressing CD34, otherwise known as CD34+ cells, are normally found in the umbilical cord and bone marrow as hematopoietic cells.

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

Protectan CBLB612's strength as a stem cell stimulator was further demonstrated by the outcome of its combined use with G-CSF and Mozibil (AMD3100) (a recently FDA approved stem cell mobilizer from Genzyme Corporation (Cambridge, Massachusetts)), where the addition of Protectan CBLB612 resulted in eight to ten times higher yields of HSC in peripheral blood in comparison with the standard protocol.

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

With efficacy and non-GLP safety already studied in mice and monkeys, Protectan CBLB612 entered formal pre-clinical safety and manufacturing development in February 2008. Further development of CBLB612 will continue upon achieving sufficient funding for completing pre-clinical development and a Phase I study. Development of Protectan CBLB612 has been supported by a grant from the Defense Advanced Research Projects Agency of the Department of Defense.

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

At this time, none of the above costs are reasonably estimitable.

We spent approximately $974,459 and $1,127,248 on R&D for Protectan CBLB612 in the fiscal years ended December 31, 2008 and December 31, 2007, respectively. From our inception to December 31, 2008, we spent approximately $3,130,374 on R&D for Protectan CBLB612. Further development and extensive testing will be required to determine its technical feasibility and commercial viability.

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

A significant milestone in the curaxin program was a recently achieved breakthrough in deciphering the finer details of the mechanism of action of these compounds.  Successful identification of the exact cellular moiety that binds to curaxins has provided a mechanistic explanation for the unprecedented ability of these compounds to simultaneously target several signal transduction pathways.

This new mechanistic knowledge enabled us to discover additional advantages of curaxins and to rationally design treatment regimens and drug combinations, which have since been validated in experimental models.  In addition, this understanding further strengthens our intellectual property position for this exciting class of principally new anticancer drugs.

We spent approximately $3,233,872 and $4,708,773 on R&D for curaxins overall in the fiscal years ended December 31, 2008 and December 31, 2007, respectively. From our inception to December 31, 2008, we spent approximately $11,641,592 on R&D for curaxins.

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

We have applied for a patent covering the use of Curaxin CBLC102 as an anticancer agent.

We have an agreement with Regis Technologies, Inc., a GMP manufacturer, to produce sufficient quantities of Curaxin CBLC102 according to the process previously used for the production of this drug when it was in common use.

We launched a Phase II study with CBLC102 in January 2007 to provide proof of safety and of anti-neoplastic activity in cancer patients and establish a foundation for clinical trials of our new proprietary curaxin molecules, which have been designed and optimized for maximum anticancer effects, as well as for additional treatment regimens based on ongoing research into the precise molecular mechanisms of action of curaxins.

Thirty-one patients were enrolled in a Phase II study of CBLC102 as a monotherapy in late stage, hormone-refractory taxane-resistant prostate cancer.  All patients had previously received hormonal treatment for advanced prostate cancer and 28 of the 31 had also previously received chemotherapy.  One patient had a partial response, while 50% of the patients exhibited a decrease or stabilization in PSA velocity, a measure of the speed of prostate cancer progression.  CBLC102 was well tolerated and there were no serious adverse events attributed to the drug.  The trial demonstrated indications of activity and a remarkable safety profile in one of the most difficult groups of cancer patients.

The indications of activity and remarkable safety demonstrated in the CBLC102 Phase II trial, in conjunction with new mechanistic discoveries, point to additional potential treatment paradigms including combination therapies with existing drugs or prospective use as a cancer prevention agent.  Additional potential uses for CBLC102 will be explored in conjunction with our strategic partners at Roswell Park Cancer Institute.

We anticipate that additional clinical efficacy studies will be required before we are able to apply for FDA approval. Because of the uncertainties of the scope of the remaining clinical studies, we cannot currently estimate when any development efforts may be completed or the cost of completion. Nor can we estimate when we may realize any cash flow from the development of Curaxin CBLC102.

We spent approximately $1,741,194 and $2,712,521 on R&D for Curaxin CBLC102 in the fiscal years ended December 31, 2008 and December 31, 2007, respectively. From our inception to December 31, 2008, we spent approximately $6,466,483 on R&D for Curaxin CBLC102.

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

As a result of this comprehensive hit-to-lead optimization program, we have developed CBLC137, which is a drug candidate with proprietary composition of matter intellectual property protection belonging to our next generation of highly improved curaxins. CBLC137 has demonstrated reliable anti-tumor effects in animal models of colon, breast, renal and prostate cancers.  CBLC137 has favorable pharmacological characteristics, is suitable for oral administration and demonstrates a complete lack of genotoxicity.  It shares all of the positive aspects of CBLC102, but significantly exceeds the former compound’s activity and efficacy in preclinical tumor models.  CBLC137 is currently undergoing manufacturing and preclinical toxicology studies in preparation for clinic trials in 2010.

We spent approximately $1,492,678 and $1,996,252 on R&D for other curaxins in the fiscal years ended December 31, 2008 and December 31, 2007, respectively. From our inception to December 31, 2008, we spent approximately $5,175,110 on R&D for other curaxins.

CBLC137 is at a very early stage of its development and, as a result, it is premature to estimate when any development may be completed, the cost of development or when any cash flow could be realized from development.

COLLABORATIVE RESEARCH AGREEMENTS

Cleveland Clinic Foundation

We have a unique opportunity to accelerate our development by utilizing intellectual property, drug leads, new research technologies, technical know-how and original scientific concepts derived from 25 years of research achievements relevant to cancer by Dr. Andrei Gudkov and his research team while at the Cleveland Clinic. Pursuant to an agreement we entered into with the Cleveland Clinic effective as of July 1, 2004, we were granted an exclusive license to the Cleveland Clinic’s research base underlying our therapeutic platform (the CBLC100, CBLB500 and CBLB600 series). In consideration for obtaining this exclusive license, we agreed to:

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

We have a strong working relationship with ChemBridge.  As is December 31, 2008 we have fully completed one joint hit-to-lead optimization program with ChemBridge.  As a result of this program, we have developed CBLC137, which is a drug candidate belonging to our next generation of highly improved curaxins with proprietary, composition of matter, intellectual property protection.  CBLC137 has demonstrated reliable anti-tumor effects in animal models of colon, breast, renal and prostate cancers.  CBLC137 has favorable pharmacological characteristics, is suitable for oral administration and demonstrates a complete lack of genotoxicity.  It shares all of the positive aspects of CBLC102, but significantly exceeds that compound’s activity and efficacy in preclinical tumor models.

PATENTS

As a result of the license agreement with the Cleveland Clinic, we have filed, on the Cleveland Clinic’s behalf, thirteen patent applications covering new classes of anticancer and radiation-protecting compounds, their utility and mode of action.

Our intellectual property platform is based primarily on these thirteen patent applications exclusively licensed to us by the Cleveland Clinic and five patent applications, which we have filed and own exclusively.

The aforementioned thirteen patent applications licensed from the Cleveland Clinic are as follows:

•	Methods of Inhibiting Apoptosis Using Latent TFGß;

•	Methods of Identifying Modulators of Apoptosis From Parasites and Uses Thereof;

•	Methods of Inhibiting Apoptosis Using Inducers of NF-kB;

•	Methods of Protecting Against Radiation Using Inducers of NF-kB;

•	Methods of Protecting Against Radiation Using Flagellin;

•	Small Molecules Inhibitors of MRP1 and Other Multidrug Transporters;

•	Flagellin Related Polypeptides and Uses Thereof;

•	Modulation of Apoptosis Using Aminoacridines;

•	Modulation of Immune Responses;

•	Methods of Protecting Against Apoptosis Using Lipopeptides;

•	Modulation of Cell Growth;

•	Mitochondrial Cytochrome B; and

•	Methods of Reducing the Effects of Reperfusion.

The aforementioned five patent applications, which we filed, are as follows:

•	Modulation of Androgen Receptor for Treatment of Prostate Cancer;

•	Method of Increasing Hematopoietic Stem Cells;

•	Method for Reducing the Effects of Chemotherapy Using Flagellin Related Polypeptides;

•	Modulation of Heat Shock Response; and

•	Carbozole Compounds and Therapeutic Uses of the Compounds.

In 2008, four patent applications were introduced and filed for approval with the U.S. Patent Office. One of the patent applications is licensed from the Cleveland Clinic and three are licensed to us.

We review our patent applications on a continuing basis. In 2008, two patent applications were abandoned. The first was an application licensed from the Cleveland Clinic titled ‘Activation of p53 and Inhibition of NF-kB for Cancer Treatment’. This patent application was abandoned due to developing another Curaxin for the same application. The second patent application was licensed to us and titled ‘Quinacrine Isomers”.  The patent application was abandoned due to the discovery of improved technology.

MANUFACTURING

We do not intend to establish or operate facilities to manufacture our drug candidates, and therefore will be dependent upon third parties to do so. As we develop new products or increase sales of any existing product, we must establish and maintain relationships with manufacturers to produce and package sufficient supplies of our finished pharmaceutical products. We have established a relationship with SynCo Bio Partners B.V. or SynCo, a leading biopharmaceutical manufacturer, to produce Protectan CBLB502 under cGMP specifications, and have completed an agreement to produce sufficient amounts for clinical trials and a commercial launch. As discussed above, the yields from the established manufacturing process at SynCo have been very high and the current process is expected to handle up to several million estimated human doses per year without need for any additional scale up.. For CBLC102, we have contracted with Regis Technologies, Inc. to manufacture sufficient amounts for clinical trials.

Reliance on third party manufacturing presents several risks, however, including the following:

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

The process of obtaining FDA approval for a new drug may take many years and generally involves the expenditure of substantial resources. The steps required before a new drug can be produced and marketed for human use include clinical trials and the approval of an NDA and typically proceed as follows:

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

Post-Approval Regulation

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

We also are subject to the following risks and obligations relating to government regulation, among others:

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

EMPLOYEES

As of March 16, 2009, we had 33 employees, 31 of whom were full-time employees.

ENVIRONMENT

We have made, and will continue to make, expenditures for environmental compliance and protection. Expenditures for compliance with environmental laws and regulations have not had, and are not expected to have, a material effect on our capital expenditures, results of operations, or competitive position.

COMPETITION

Non-Medical Applications

In the area of radiation-protective antidotes, various companies, such as RxBio, Inc., Exponential Biotherapies Inc., Osiris Therapeutics, Inc., ImmuneRegen BioSciences, Inc., Onconova Therapeutics, Inc and Humanetics Corporation are developing biopharmaceutical products that potentially directly compete with our non-medical application drug candidates even though their approaches to such treatment are different.

We believe that due to the global political environment, the level of development advancement is the critical factor in the marketing of an effective medical radiation countermeasure for federal agencies, such as DoD and HHS.  New developments in this area are expected to continue at a rapid pace in both industry and academia.

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

Stem Cell Mobilization

G-CSF (Neupogen® and Neulast@, Amgen, Inc., Thousand Oaks, California) is the current standard against which all other mobilization agents for stem cells are measured. This is because it has been shown to both mobilize more CD34+ stem cells and have less toxicity than any other single agent against which it has been tested to date. In a few cases, the use of G-SCF has caused deaths attributed to thrombosis (acute myocardial infarction and stroke) in sibling donors. Other side effects include pain, nausea, vomiting, diarrhea, insomnia, chills, fevers, and night sweats.

Mozibil (Genzyme Corporation (Cambridge, Massachusetts)is a newly FDA approved drug designed to help increase the number of stem cells collected in a patient’s blood before being transplanted back into the body after chemotherapy.

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

Item 1A. Risk Factors

Risks Relating to our Operations

We have a history of operating losses. We expect to continue to incur losses and may not continue as a going concern.

We have a history of losses and can provide no assurance as to future operating results. As a result of losses that will continue throughout our development stage, we may exhaust our financial resources and be unable to complete the development of our drug candidates.

We expect losses to continue for the next few years as we spend substantial additional sums on the continued R&D of proprietary drugs and technologies, and there is no certainty that we will ever become profitable as a result of these expenditures.

Our ability to become profitable depends primarily on the following factors:

•	our ability to obtain approval for, and if approved, to successfully commercialize, Protectan CBLB502;

•	our ability to bring to market other proprietary drugs that are progressing through our development process;

•	our R&D efforts, including the timing and cost of clinical trials; and

•	our ability to enter into favorable alliances with third-parties who can provide substantial capabilities in clinical development, manufacturing, regulatory affairs, sales, marketing and distribution.

Even if we successfully develop and market our drug candidates, we may not generate sufficient or sustainable revenue to achieve or sustain profitability.

We will likely require substantial additional financing in order to meet our business objectives.

Upon expiration of current capital reserves or sooner if we experience unanticipated cash requirements, we may be required to issue additional equity or debt securities or enter into other financial arrangements, including relationships with corporate and other partners, in order to raise substantial additional capital during the period of product development and FDA testing. Depending upon market conditions and subject to limitations imposed by the terms of our outstanding securities and contractual obligations; we may not be successful in raising sufficient additional capital for our long-term requirements. If we fail to raise sufficient additional financing, we will not be able to develop our product candidates, and may be required to reduce staff, reduce or eliminate R&D, slow the development of our product candidates, outsource or eliminate several business functions or shut down operations. Even if we are successful in raising such additional financing, we may not be able to successfully complete planned clinical trials, development, and marketing of all, or of any, of our product candidates. In such event, our business, prospects, financial condition and results of operations could be materially adversely affected.

If we lose our funding from R&D contracts and grants, we may not be able to fund future R&D and implement technological improvements, which would materially harm our financial conditions and operating results.

We receive over 90% of our revenues from grant and contract development work in connection with grants from the Department of Defense, NIH, NASA and the Defense Advanced Research Projects Agency, or DARPA.

These revenues have funded some of our personnel and other R&D costs and expenses. However, if these awards are not funded in their entirety or if new grants and contracts are not awarded in the future, our ability to fund future R&D and implement technological improvements would be diminished, which would negatively impact our ability to compete in our industry.

We can provide no assurance of the successful and timely development of new products.

Our products are in their developmental stage. Further development and extensive testing will be required to determine their technical feasibility and commercial viability. Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into reliable, commercially competitive products on a timely basis. Products that we may develop are not likely to be commercially available for a few years. The proposed development schedules for our products may be affected by a variety of factors, including technological difficulties, proprietary technology of others, and changes in government regulation, many of which will not be within our control. Any delay in the development, introduction or marketing of our products could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects and the unproven technology involved, we may not be able to complete successfully the development or marketing of any products.

We may fail to successfully develop and commercialize our products because they:

•	are found to be unsafe or ineffective in clinical trials;

•	do not receive necessary approval from the FDA or foreign regulatory agencies;

•	fail to conform to a changing standard of care for the diseases they seek to treat; or

•	are less effective or more expensive than current or alternative treatment methods.

Product development failure can occur at any stage of clinical trials and as a result of many factors and there can be no assurance that we or our collaborators will reach our anticipated clinical targets. Even if we or our collaborators complete our clinical trials, we do not know what the long-term effects of exposure to our product candidates will be. Furthermore, our products may be used in combination with other treatments and there can be no assurance that such use will not lead to unique safety issues. Failure to complete clinical trials or to prove that our product candidates are safe and effective would have a material adverse effect on our ability to generate revenue and could require us to reduce the scope of or discontinue our operations.

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

•
failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies, length of time to achieve study endpoints, additional time requirements for data analysis or a  NDA/BLA, preparation, discussions with the FDA, an FDA request for additional pre-clinical or clinical data or unexpected safety or manufacturing issues;

•	manufacturing costs, pricing or reimbursement issues, or other factors that make the product not economical; and

•	the proprietary rights of others and their competing products and technologies that may prevent the product from being commercialized.

Our R&D expenses are subject to uncertainty.

We are highly dependent on the success of our R&D efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our ability to complete our research and development on schedule is, however, subject to a number of risks and uncertainties. Because we expect to expend substantial resources on R&D, our success depends in large part on the results as well as the costs of our R&D. R&D expenditures are uncertain and subject to much fluctuation. Factors affecting our R&D expenses include, but are not limited to:

•	the number and outcome of clinical studies we are planning to conduct; for example, our R&D expenses may increase based on the number of late-stage clinical studies that we may be required to conduct;

•
the number of products entering into development from late-stage research; for example, there is no guarantee that internal research efforts will succeed in generating sufficient data for us to make a positive development decision or that an external candidate will be available on terms acceptable to us, and some promising candidates may not yield sufficiently positive pre-clinical results to meet our stringent development criteria;

•
in-licensing activities, including the timing and amount of related development funding or milestone payments; for example, we may enter into agreements requiring us to pay a significant up-front fee for the purchase of in-process R&D that we may record as R&D expense; or

•
future levels of revenue; R&D expenses as a percentage of future potential revenues can fluctuate with the changes in future levels of revenue and lower revenues can lead to less spending on R&D efforts.

  U.S. government agencies have special contracting requirements, which create additional risks.

    We have entered into contracts with various U.S. government agencies. For the near future, substantially all of our revenue may be derived from government contracts and grants. In contracting with government agencies, we will be subject to various federal contract requirements. Future sales to U.S. government agencies will depend, in part, on our ability to meet these requirements, certain of which we may not be able to satisfy.

U.S. government contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which subjects us to additional risks. These risks include the ability of the U.S. government to unilaterally:

•	suspend or prevent us for a set period of time from receiving new contracts or extending existing contracts based on violations or suspected violations of laws or regulations;

•	terminate our existing contracts;

•	reduce the scope and value of our existing contracts;

•	audit and object to our contract-related costs and fees, including allocated indirect costs;

•	control and potentially prohibit the export of our products; and

•	change certain terms and conditions in our contracts.

As a U.S. government contractor, we may become subject to periodic audits and reviews. Based on the results of these audits, the U.S. government may adjust our contract-related costs and fees, including allocated indirect costs. As part of any such audit or review, the U.S. government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, compensation and/or management information systems. In addition, if an audit or review uncovers any improper or illegal activity, we may be subject to civil and criminal penalties and administrative sanctions, including termination of our contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us. In addition, under U.S. government purchasing regulations, some of our costs, including most financing costs, amortization of intangible assets, portions of our R&D costs and some marketing expenses, may not be reimbursable or allowed under our contracts. Further, as a U.S. government contractor, we may become subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not.

We are subject to numerous risks inherent in conducting clinical trials any of which could delay or prevent us from developing or commercializing our products.

Before obtaining required regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through pre-clinical testing and clinical trials that our product candidates are safe and effective for use in humans. We must outsource our clinical trials and negotiate with third parties to conduct such trials. We are not certain that we will successfully or promptly finalize agreements for the conduct of all our clinical trials. Delay in finalizing such agreements would delay the commencement of the Phase I/II trials of Protectan CBLB502 for medical applications and Phase II/III clinical trials of Curaxin CBLC102 in multiple cancers.

Agreements with clinical investigators and medical institutions for clinical testing and with other third parties for data management services place substantial responsibilities on these parties, which could result in delays in, or termination of, our clinical trials if these parties fail to perform as expected. For example, if any of our clinical trial sites fail to comply with FDA-approved good clinical practices, we may be unable to use the data gathered at those sites. If these clinical investigators, medical institutions or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for or successfully commercialize Protectan CBLB502, Curaxin CBLC102 or other product candidates.

We or regulators may suspend or terminate our clinical trials for a number of reasons. We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to the patients enrolled in our clinical trials. In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the patients enrolled in our clinical trials.

Our clinical trial operations will be subject to regulatory inspections at any time. If regulatory inspectors conclude that we or our clinical trial sites are not in compliance with applicable regulatory requirements for conducting clinical trials, we may receive reports of observations or warning letters detailing deficiencies, and we will be required to implement corrective actions. If regulatory agencies deem our responses to be inadequate, or are dissatisfied with the corrective actions that we or our clinical trial sites have implemented, our clinical trials may be temporarily or permanently discontinued, we may be fined, we or our investigators may be precluded from conducting any ongoing or any future clinical trials, the government may refuse to approve our marketing applications or allow us to manufacture or market our products or we may be criminally prosecuted.

We cannot assure that our products will obtain regulatory approval or that the results of clinical studies will be favorable.

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

Our collaborative relationships with third parties could cause us to expend significant resources and incur substantial business risk with no assurance of financial return.

We anticipate substantial reliance upon strategic collaborations for marketing and the commercialization of our drug candidates and we may rely even more on strategic collaborations for R&D of our other drug candidates. Our business depends on our ability to sell drugs to both government agencies and to the general pharmaceutical market. Offering our drug candidates for non-medical applications to government agencies does not require us to develop new sales, marketing or distribution capabilities beyond those already existing in the company. Selling anticancer drugs, however, does require such development. We plan to sell anticancer drugs through strategic partnerships with pharmaceutical companies. If we are unable to establish or manage such strategic collaborations on terms favorable to us in the future, our revenue and drug development may be limited. To date, we have not entered into any strategic collaborations with third parties capable of providing these services. In addition, we have not yet marketed or sold any of our drug candidates or entered into successful collaborations for these services in order to ultimately commercialize our drug candidates.

Manufacturers producing our drug candidates must follow cGMP regulations enforced by the FDA and foreign equivalents. If a manufacturer of our drug candidates does not conform to the cGMP regulations and cannot be brought up to such a standard, we will be required to find alternative manufacturers that do conform. This may be a long and difficult process, and may delay our ability to receive FDA or foreign regulatory approval of our drug candidates and cause us to fall behind on our business objectives.

Establishing strategic collaborations is difficult and time-consuming. Our discussion with potential collaborators may not lead to the establishment of collaborations on favorable terms, if at all. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position. Even if we successfully establish new collaborations, these relationships may never result in the successful development or commercialization of our drug candidates or the generation of sales revenue. In addition to the extent that we enter into collaborative arrangements, our drug revenues are likely to be lower than if we directly marketed and sold any drugs that we may develop.

We rely upon licensed patents to protect our technology. We may be unable to obtain or protect such intellectual property rights, and we may be liable for infringing upon the intellectual property rights of others.

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies and the proprietary technology of others with which we have entered into licensing agreements. We have exclusively licensed thirteen patent applications from the Cleveland Clinic and have filed five patent applications on our own. There can be no assurance that any of these patent applications will ultimately result in the issuance of a patent with respect to the technology owned by us or licensed to us. The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the United States Patent and Trademark Office use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims that will be allowed in any patents issued to us or to others. Further, we rely on a combination of trade secrets, know-how, technology and nondisclosure, and other contractual agreements and technical measures to protect our rights in the technology. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, our business and financial condition could be materially adversely affected.

We do not believe that any of the products we are currently developing infringe upon the rights of any third parties nor are they infringed upon by third parties; however, there can be no assurance that our technology will not be found in the future to infringe upon the rights of others or be infringed upon by others. In such a case, others may assert infringement claims against us, and should we be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, we might be forced to pay damages, potentially including treble damages, if we are found to have willfully infringed on such parties’ patent rights. In addition to any damages we might have to pay, we may be required to obtain licenses from the holders of this intellectual property, enter into royalty agreements, or redesign our products so as not to utilize this intellectual property, each of which may prove to be uneconomical or otherwise impossible. Conversely, we may not always be able to successfully pursue our claims against others that infringe upon our technology and the technology exclusively licensed from the Cleveland Clinic. Thus, the proprietary nature of our technology or technology licensed by us may not provide adequate protection against competitors.

Moreover, the cost to us of any litigation or other proceeding relating to our patents and other intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our management’s efforts. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.

If we fail to comply with our obligations under our license agreement with the Cleveland Clinic and other parties, we could lose our ability to develop our drug candidates.

The manufacture and sale of any products developed by us may involve the use of processes, products or information, the rights to certain of which are owned by others. Although we have obtained licenses with regard to the use of the Cleveland Clinic’s patent applications as described above and certain processes, products and information of others, we cannot assure you that such licenses will not be terminated or expire during critical periods, that we will be able to obtain licenses for other rights that may be important to us, or, if obtained, that such licenses will be obtained on commercially reasonable terms. If we are unable to maintain and/or obtain licenses, we may have to develop alternatives to avoid infringing upon the patents of others, potentially causing increased costs and delays in product development and introduction or preclude the development, manufacture, or sale of planned products. Additionally, we cannot assure that the patents underlying any licenses will be valid and enforceable. To the extent any products developed by us are based on licensed technology, royalty payments on the licenses will reduce our gross profit from such product sales and may render the sales of such products uneconomical.

Our current exclusive license with the Cleveland Clinic imposes various development, royalty, diligence, record keeping, insurance and other obligations on us. If we breach any of these obligations and do not cure such breaches within the 90 day period provided, the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. In addition, while we cannot currently determine the dollar amount of the royalty obligations we will be required to pay on sales of future products, if any, the amounts may be significant. The dollar amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any.

We may incur substantial liabilities from any product liability claims if our insurance coverage for those claims is inadequate.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, and will face an even greater risk if the product candidates are sold commercially. An individual may bring a liability claim against us if one of the product candidates causes, or merely appears to have caused, an injury. If we cannot successfully defend ourselves against the product liability claim, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	diversion of our management’s time and attention;

•	substantial monetary awards to patients or other claimants;

•	loss of revenues;

•	the inability to commercialize product candidates; and

•	increased difficulty in raising required additional funds in the private and public capital markets.

We currently have product liability insurance and intend to expand such coverage from coverage for clinical trials to include the sale of commercial products if marketing approval is obtained for any of our product candidates. However, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage that will be adequate to satisfy any liability that may arise.

Our laboratories use certain chemical and biological agents and compounds that may be deemed hazardous and we are therefore subject to various safety and environmental laws and regulations. Compliance with these laws and regulations may result in significant costs, which could materially reduce our ability to become profitable.

We use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety or the environment. As appropriate, we safely store these materials and wastes resulting from their use at our laboratory facility pending their ultimate use or disposal. We contract with a third party to properly dispose of these materials and wastes. We are subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials and wastes. We may incur significant costs complying with environmental laws and regulations adopted in the future.

Risks Relating to our Industry and Other External Factors

Adverse conditions in the capital and credit markets may significantly affect our ability to obtain financing. If we are unable to obtain financing in the amounts and on terms and dates acceptable to us, we may not be able to expand or continue our operations and development, and thus may be forced to curtail or cease operations or discontinue our business.

We cannot assure that we will be able to obtain financing when it is needed. Over the past year, the capital and credit markets have reached unprecedented levels of volatility and disruption, and if such adverse conditions continue, our ability to obtain financing may be significantly diminished. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain financing on favorable terms, or at all. If we are unable to obtain financing in the amounts and on terms and dates acceptable to us, we may not be able to continue our operations and development, and thus may be forced to curtail or cease operations or discontinue our business.

The successful development of biopharmaceuticals is highly uncertain.

Successful development of biopharmaceuticals is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Products that appear promising in the early phases of development may fail to reach the market for several reasons including:

•	pre-clinical study results that may show the product to be less effective than desired (e.g., the study failed to meet its primary objectives) or to have harmful or problematic side effects;

•
failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies, length of time to achieve study endpoints, additional time requirements for data analysis or a BLA, preparation, discussions with the FDA, an FDA request for additional pre-clinical or clinical data or unexpected safety or manufacturing issues;

•	manufacturing costs, pricing or reimbursement issues, or other factors that make the product not economical; and

•	the proprietary rights of others and their competing products and technologies that may prevent the product from being commercialized.

Success in pre-clinical and early clinical studies does not ensure that large-scale clinical studies will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical studies and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly from one product to the next, and may be difficult to predict.

Political or social factors may delay or impair our ability to market our products.

Products developed to treat diseases caused by or to combat the threat of bio-terrorism will be subject to changing political and social environments. The political and social responses to bio-terrorism have been highly charged and unpredictable. Political or social pressures may delay or cause resistance to bringing our products to market or limit pricing of our products, which would harm our business. Changes to favorable laws, such as the Project BioShield Act, could have a material adverse effect on our ability to generate revenue and could require us to reduce the scope of or discontinue our operations.

We hope to continue receiving funding from the Department of Defense, BARDA and other government agencies for the development of our bio-defense product candidates. Changes in government budgets and agendas, however, may result in future funding being decreased and de-prioritized, and government contracts contain provisions that permit cancellation in the event that funds are unavailable to the government agency. Furthermore, we cannot be certain of the timing of any future funding, and substantial delays or cancellations of funding could result from protests or challenges from third parties. If the U.S. government fails to continue to adequately fund R&D programs, we may be unable to generate sufficient revenues to continue operations. Similarly, if we develop a product candidate that is approved by the FDA, but the U.S. government does not place sufficient orders for this product, our future business may be harmed.

Risks Relating to our Securities

The price of our common stock may be volatile, which may in turn expose us to securities litigation.

Our common stock is listed on the NASDAQ Capital Market. The listing of our common stock on the NASDAQ Capital Market does not assure that a meaningful, consistent and liquid trading market will exist, and in recent years, the market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility. Factors that could cause fluctuations include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our stock;

•	departures of key personnel;

•	changes in the regulatory status of our product candidates, including results of our clinical trials;

•	events affecting the Cleveland Clinic, Roswell Park Cancer Institute or any other collaborators;

•	announcements of new products or technologies, commercial relationships or other events by us or our competitors;

•	regulatory developments in the United States and other countries;

•	failure of our common stock to be listed or quoted on the NASDAQ Capital Market, other national market system or any national stock exchange;

•	changes in accounting principles; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has occasionally been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Regardless of its outcome, securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Sales of additional equity securities may adversely affect the market price of our common stock.

We expect to continue to incur product development and selling, general and administrative costs, and in order to satisfy our funding requirements, we may need to sell additional equity securities. The sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock and our stock price may decline substantially. Any new securities issued may have greater rights, preferences or privileges than our existing common stock.

Additional authorized shares of common stock available for issuance may adversely affect the market.

We are currently authorized to issue 40,000,000 shares of our common stock and 10,000,000 of our preferred stock As of December 31, 2008, we had 13,775,805 shares of our common stock and 3,160,974 shares of our preferred stock issued and outstanding, excluding shares issuable upon the exercise of our outstanding warrants and options. As of March 16, 2009, we had 14,014,137 shares of our common stock and 3,024,144 shares of our preferred stock issued and outstanding and 4,797,396 warrants and 1,938,742 options outstanding. To the extent the shares of common stock are issued or options and warrants are exercised, holders of our common stock will experience dilution. In addition, in the event of any future financing of equity securities or securities convertible into or exchangeable for, common stock, holders of our common stock may experience dilution.

Item 1B. Unresolved Staff Comments

None

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

Item 3. Legal Proceedings

As of March 16, 2009, we were not a party to any litigation or other legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant as of March 16, 2009

Name	Age	Position

Michael Fonstein. Ph.D.	49	President and Chief Executive Officer
Andrei Gudkov, Ph.D., D.Sci.	52	Chief Scientific Officer
Yakov Kogan, Ph.D.	35	Chief Operating Officer
John A. Marhofer, Jr., CMA, CFM	46	Chief Financial Officer

The Board of Directors appoints all executive officers annually and such officers serve at the discretion of the Board of Directors. There is no family relationship between or among any of the executive officers or directors.

          Michael Fonstein, Ph.D. Dr. Fonstein has served as our Chief Executive Officer, President, and as one of our directors since our inception in June 2003. He served as Director of the DNA Sequencing Center at the University of Chicago from its creation in 1994 to 1998, when he left to found Integrated Genomics, Inc. located in Chicago, Illinois. He served as CEO and President of Integrated Genomics from 1997 to 2003. Dr. Fonstein has won several business awards, including the Incubator of the Year Award from the Association of University Related Research Parks. He was also the winner of a coveted KPMG Illinois High Tech Award.

          Andrei Gudkov, Ph.D., D. Sci. Dr. Gudkov has served as one of our directors and as our Chief Scientific Officer since our inception in June 2003. Prior to 1990, he worked at The National Cancer Research Center in Moscow, where he led a broad research program focused on virology and cancer drug resistance. In 1990, he reestablished his lab at the University of Illinois at Chicago where he became a tenured faculty member in the Department of Molecular Genetics. His lab concentrated on the development of new functional gene discovery methodologies and the identification of new candidate cancer treatment targets. In 1999, he defined p53 as a major determinant of cancer treatment side effects and suggested this protein as a target for therapeutic suppression. In 2001, Dr. Gudkov moved his laboratory to the Lerner Research Institute at the Cleveland Clinic where he became Chairman of the Department of Molecular Biology and Professor of Biochemistry at Case Western Reserve University. In May 2007, Dr. Gudkov became Senior Vice President of Research Programming and Development for Roswell Park Cancer Institute. He continues in his capacity as a consultant with CBLI.

          Yakov Kogan, Ph.D. Dr. Kogan has served as one of our directors since our inception in June 2003, as Secretary since March 2006, and as Chief Operating Officer since February 2008. Dr. Kogan also served as our Executive Vice President of Business Development from our inception until February 2008. From 2002 to 2003, as Director for Business Development at Integrated Genomics, he was responsible for commercial sales and expansion of the company’s capital base. Prior to his tenure in business development, Dr. Kogan worked as a Group Leader/Senior Scientist at Integrated Genomics and ThermoGen, Inc. and as Research Associate at the University of Chicago. Dr. Kogan holds a Ph.D. degree in Molecular Biology from All-Union Research Institute of Genetics and Selection of Industrial Microorganisms (VNIIGenetika) (Moscow, Russia), as well as an MBA degree from the University of Chicago Graduate School Of Business.

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

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Exchange Listing

Our common stock trades on the NASDAQ Capital Market under the symbol “CBLI.” We have not paid dividends on our common stock. We currently intend to retain all future income for use in the operation of our business and for future stock repurchases and, therefore, we have no plans to pay cash dividends on our common stock at this time.

Common Stockholders

As of December 31, 2008, there were approximately 40 stockholders of record of our Common Stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

We made no repurchases of our securities during the year ended December 31, 2008.

Stock Prices

The following table sets forth the range of high and low sale prices on The NASDAQ Stock Market and/or NASDAQ Capital Market, as applicable, for each quarter during 2008 and 2007. On March 16, 2009, the last reported sale price of our common stock was $1.40 per share.

2008	High	Low
First Quarter	$8.79	$2.03
Second Quarter	$6.40	$3.82
Third Quarter	$5.65	$3.70
Fourth Quarter	$4.59	$1.51

2007	High	Low
First Quarter	$13.99	$4.49
Second Quarter	$11.98	$8.00
Third Quarter	$13.89	$9.10
Fourth Quarter	$13.07	$6.64

Item 6: Selected Financial Data

The following selected financial data has been derived from our audited financial statements. The information below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1A, “Risk Factors,” of this Form 10-K, and the financial statements and related notes thereto included in Item 8 of this Form 10-K, in order to fully understand factors that may affect the comparability of the information presented below

SELECTED FINANCIAL DATA
(in thousands, except per share data)

	2008		2007		2006		2005		2004
Total Operating Revenue	$4,706		$2,019		$1,708		$1,139		$636
Government contract or grant	4,586		1,729		1,503		1,000		531
Commercial	120		290		205		139		105

Net loss	$(14,026	) (1)	$(26,997	) (1)	$(7,223	) (1)	$(2,678	) (1)	$(2,523)

Net loss per share, basic and diluted	$(1.13)		$(2.34)		$(0.84)		$(0.43)		$(0.55)

Total assets	$4,706		$17,422		$6,417		$4,253		$382
Long-term debt	-		-		50		303		334
Stockholder's equity (deficit)	538		14,194		5,593		3,557		(374)

We have not paid any dividends on common stock.
All per share amounts reflect the 596-to-1 stock split that was effected in 2004.

(1)
Net loss in 2008, 2007, 2006 and 2005 included employee stock-based compensation costs of $1.5 million, $7.8 million, $0.5 million and $0.3 million, net of tax, respectively, due to our adoption of Statement of Financial Accounting Standards No. 123(R),“Share-Based Payment,” on a modified prospective basis on January 1, 2005. No employee stock-based compensation expense was recognized in reported amounts in any period prior to January 1, 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations and other portions of this filing contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, results of our R&D efforts and clinical trials, product demand, market acceptance and other factors discussed in this annual report and the Company’s other SEC filings under the heading “Risk Factors.” This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing.

Overview

We incorporated in Delaware and commenced business operations in June 2003. We secured a $6,000,000 investment via a private placement of Series A Preferred Stock in March 2005. On July 20, 2006, we sold 1,700,000 shares of common stock in our initial public offering at $6.00 per share. The net proceeds from this offering were approximately $8,300,000. Beginning July 21, 2006, our common stock was listed on the NASDAQ Capital Market and on the Boston Stock Exchange under the symbols “CBLI” and “CFB” respectively. On August 28, 2007, trading of our stock moved from the NASDAQ Capital Market to the NASDAQ Global Market. In September 2007, we ceased our listing on the Boston Stock Exchange. On November 28, 2008, trading of our common stock transferred from the NASDAQ Global Market to the NASDAQ Capital Market.

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

In total, the securities issued in the private placement were convertible into, or exercisable for, up to approximately 7,211,612 shares of common stock (subject to adjustments for stock splits, anti-dilution, etc.). As of March 16, 2009 the securities issued in the transaction, in the aggregate, were convertible into or exercisable for approximately 6,249,469 shares of common stock that remain outstanding (subject to adjustments for stock splits, anti-dilution, etc.).

Proceeds from these transactions, together with grants we have received, have supported our R&D activities through December 31, 2008. We are actively seeking new grants and co-development contacts with premier pharmaceutical partners to support further development of other promising leads resulting from our R&D program.

On December 11, 2007, the SEC declared effective a registration statement of the Company registering up to 5,514,999 shares of common stock for resale from time to time by the selling stockholders named in the prospectus contained in the registration statement. This number represents 5,514,999 shares of common stock issuable upon the conversion or exercise of the securities issued the Company’s March 2007 private placement at the current conversion and exercise prices. Of these 5,514,999 shares of common stock, 3,717,515 shares are issuable upon conversion of Series B Preferred and 1,797,484 shares are issuable upon exercise of the Series B Warrants. We will not receive any proceeds from the sale of the underlying shares of common stock, although to the extent the selling stockholders exercise warrants for the underlying shares of common stock, we will receive the exercise price of those warrants. The registration statement was filed to satisfy registration rights that we had previously granted.  Subsequent to the effectiveness of the registration statement, 1,418,036 Series B Preferred were converted and $321,293 in dividends earned have been accrued as of December 31, 2008.

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

Note 2 to our financial statements include disclosure of our significant accounting policies. While all decisions regarding accounting policies are important, we believe that our policies regarding revenue recognition, R&D expenses, intellectual property related costs, stock-based compensation expense and income taxes could be considered critical.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition”, and Statement of Financial Accounting Standards No. 116, or SFAS 116. Our revenue sources consist of government contracts, government grants and a commercial development contract.

Government contract and grant revenue is recognized using two different methods depending on the type of contract or grant. Cost reimbursement contracts and grants require us to submit proof of costs incurred that are invoiced by us to the government agency, which then pays the invoice. In this case, revenue is recognized during the period that the costs were incurred.

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

We recognize revenue related to the funds received in 2007 from the State of New York under the sponsored research agreement with the Roswell Park Cancer Institute in accordance with SFAS 116. The principles of SFAS 116 result in the recognition of revenue as allowable costs are incurred. We recognize revenue on research laboratory services and the purchase and subsequent use of related equipment. The amount paid as a payment toward future use related to the equipment is recognized as a prepaid asset and will be recognized as revenue as the equipment is amortized over its useful life and the prepaid asset is recognized as expense.

Government contract revenue is recognized as allowable research and development expenses are incurred during the period and according to the terms of the contract. Commercial development revenues are recognized when the service or development is delivered.

Research and Development Expenses

R&D costs are expensed as incurred. These expenses consist primarily of our proprietary R&D efforts, including salaries and related expenses for personnel, costs of materials used in our R&D, costs of facilities and costs incurred in connection with our third-party collaboration efforts. Pre-approved milestone payments made by us to third parties under contracted R&D arrangements are expensed when the specific milestone has been achieved. As of December 31, 2008, $50,000 has been paid to CCF for milestone payments relating to the filing of an IND with the FDA for Curaxin CBLC102, $250,000 has been paid to CCF as a result of commencing Phase II clinical trials for Curaxin CBLC102 and $50,000 has been paid to CCF relating to the filing of an IND with the FDA for Protectan CBLB502. Once a drug receives regulatory approval, we will record any subsequent milestone payments in identifiable intangible assets, less accumulated amortization, and amortize them evenly over the remaining agreement term or the expected drug life cycle, whichever is shorter.

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

Through December 31, 2007, we had capitalized $459,102 in expenditures associated with the preparation, filing and maintenance of certain of our patents. For the year ending December 31, 2008, we capitalized an additional $333,995.  In addition, the company abandoned two patent applications and expensed $60,046 to selling, general and administrative expenses.  This resulted in a balance of $733,051 in expenditures associated with the filing and maintenance of certain patents as a December 31, 2008 capitalized balance for intellectual property.

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

The fair value of each stock option granted is estimated on the grant date using the Black-Scholes option valuation model or the Monte Carlo Simulation depending on the terms and conditions present within the specific option being valued. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes valuations model requires the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options. For those stock options where market conditions are present within the stock options, we utilize Monte Carlo simulation to value the stock options. There was one issuance in the fiscal year ended December 31, 2007, for a total of 90,000 options to an outside consultant where Monte Carlo simulation was used to value the issuance.

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

In the fiscal year ended December 31, 2008, we granted 857,721 options pursuant to stock award agreements to certain employees and key consultants.   On April 29, 2008 we granted 140,000 fully-vested stock options to the independent board members (Messrs. Antal, DiCorleto, Kasten, and Perez) pursuant to stock award agreements.  In addition, during the fiscal year ended December 31, 2008, we issued 130,000 restricted shares to certain key employees and key consultants and granted an additional 15,000 restricted shares to a key employee that vest over a three year period.

We recognized a total of $828,377, $3,401,499, and $506,078 in expense for options for the years ended December 31, 2008, 2007 and 2006 respectively. For the year ended December 31, 2008, we recognized a total of $626,500 in expense for shares issued and a total of $72,722 in expense related to the amortization of restricted shares.  For the year ended December 31, 2007 and 2006, the Company recognized a total of $1,700,450 and $0, respectively, in expense for shares issued to various consultants.

The weighted average, estimated grant date fair values of stock options granted during the years ended December 31, 2008, 2007 and 2006 were $3.16, $6.08 and $3.14, respectively.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to operating loss and tax credit carryforwards, and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those operating loss carryforwards and temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established, if necessary, to reduce the deferred tax asset to the amount that will, more likely than not, be realized.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes.

Impact of Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board ("FASB") issued EITF Issue No. 07-5 ("EITF 07-5"), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 - specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The adoption of EITF 07-5 is not anticipated to materially impact our financial statements.

In June 2008, the FASB issued EITF 08-4, "Transition Guidance for Conforming Changes to Issue No. 98-5." The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," that result from EITF No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments," and SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. We are currently evaluating the impact of adoption of EITF 08-4.

In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. The implementation of this standard did not have an impact on our financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The FSP is intended to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles.  The new standard is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  We are currently evaluating the impact, if any of FSP FAS 142-3 upon adoption on our financial statements.

In March 2008, the FASB issued SFAS No. 161.  “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS No. 161).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The adoption of SFAS No.161 will not affect our financial condition and results of operations, but may require additional disclosures if we enter into derivative and hedging activities.

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

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"), which replaces SFAS 141. SFAS 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition, SFAS 141(R) will require acquisition costs to be expensed as incurred, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We anticipate that the prospective application of the provisions of SFAS 141(R) could have a material impact on the fair values assigned to assets and liabilities of any future acquisitions.

In October 2008, the FASB issued FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FAS 157-3). FAS 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, Accounting Changes and Error Corrections. However, the disclosure provisions in Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. We believe the impact of this pronouncement on our financial statements to be immaterial.

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

Results of Operations

Our operating results for the past three fiscal years have been nominal. The following table sets forth our statement of operations data for the years ended December 31, 2008, 2007 and 2006 and should be read in conjunction with our financial statements and the related notes appearing elsewhere in this annual report on Form 10-K.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Revenues	$4,705,597	$2,018,558	$1,708,214
Operating expenses	19,050,965	27,960,590	9,126,315
Other expense (income)	(59,597)	2,058,236	-
Net interest expense (income)	(259,844)	(1,003,766)	(195,457)
Net income (loss)	$(14,025,927)	$(26,996,502)	$(7,222,644)

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue

Revenue increased from $2,018,558 for the year ended December 31, 2007 to $4,705,597 for the year ended December 31, 2008, representing an increase of $2,687,039 or 133.1%, resulting primarily from an increase in revenue from the DoD contract, the BARDA contract and the NIAID grant.

See the table below for further details regarding the sources of our grant and government contract revenue:

			Period of	Revenue	Revenue
Agency	Program	Amount	Performance	2008	2007

DoD	DTRA Contract	$1,263,836	03/2007-02/2009	$613,901	$466,322
NIH	Phase II NIH SBIR program	$750,000	07/2006-06/2008	$77,971	$459,621
NASA	Phase I NASA STTR program	$100,000	01/2006-01/2007	$-	$33,197
NY State/RPCI	Sponsored Research Agreement	$3,000,000	03/2007-02/2012	$305,298	$329,390
NIH	NCI Contract	$750,000	09/2006-08/2008	$219,618	$440,028
DoD	DOD Contract	$8,900,000	05/2008 - 09/2009	$2,938,357	$-
HHS	BARDA Contract	$13,300,000	09/2008-09/2011	$219,412	$-
NIH	NIAID Grant	$774,183	09/2008-02/2010	$211,040	$-
			Totals	$4,585,597	$1,728,558

We anticipate our revenue over the next year to be derived mainly from government grants and contracts. We have been awarded 17 government contracts and grants totaling over $30 million in funding for R&D.  We plan to submit proposals for additional government contracts and grants over the next two years totaling over $30 million in funding. Many of the proposals will be submitted to government agencies that have awarded contracts and grants to us in the recent past, but there is no guarantee that any will be awarded to us.

If these awards are not funded in their entirety or if new grants and contracts are not awarded in the future, our ability to fund future R&D and implement technological improvements would be diminished, which would negatively impact our ability to compete in our industry.

Operating Expenses

Operating expenses have historically consisted of costs relating to R&D and general and administrative expenses. R&D expenses have consisted mainly of supporting our R&D teams, process development, sponsored research at the Roswell Park Cancer Institute and the Cleveland Clinic, clinical trials and consulting fees. We plan to incur only those R&D costs that are properly funded, either through a government contract or grant or other capital sources such as direct investment. General and administrative expenses include all corporate and administrative functions that serve to support our current and future operations while also providing an infrastructure to support future growth. Major items in this category include management and staff salaries, rent/leases, professional services and travel-related expenses. Some of these costs will be funded through government contracts and grants that provide indirect cost reimbursement for certain indirect costs such as fringe benefits, overhead and general and administrative expenses.

Operating expenses decreased from $27,960,590 for the year ended December 31, 2007 to $19,050,965 for the year ended December 31, 2008. This represents a decrease of $8,909,625 or 31.9%. We recognized a total of $1,527,598 of non-cash compensation for stock based compensation for the year December 31, 2008 compared to $7,789,305 for the year ended December 31, 2007. If these non-cash stock based compensation expenses were excluded, operating expenses would have decreased from $20,171,285 for the year ended December 31, 2007 to $17,523,367 for the year ended December 31, 2008. This represents a decrease in operating expenses of $2,647,918 or 15.1%.

This decrease resulted primarily from a decrease in R&D expenses from $17,429,652 for the year ended December 31, 2007 to $13,160,812 for the year ended December 31, 2008, a decrease of $4,268,840 or 24.5%. The reduced R&D expenses were incurred primarily as a result of decreasing the number of R&D subcontracts and other costs until sufficient funding is obtained.  We recognized a total of $1,836,787 of non-cash compensation for R&D stock based compensation for the year ended December 31, 2007 compared to $632,252 for the year ended December 31, 2008. Without the non-cash stock based compensation, the R&D expenses decreased from $15,592,865 for the year ended December 31, 2007 to $12,528,560 for the year ended December 31, 2008; a decrease of $3,064,305 or 19.7%.

The following table summarizes research and development expenses for the years ended December 31, 2008, 2007 and 2006 and since inception:

	Year Ended	Year Ended	Year Ended	Total
	December 31,	December 31,	December 31,	Since
	2008	2007	2006	Inception

Research and development	$13,160,812	$17,429,652	$6,989,804	$43,256,722

General	$931,441	$892,456	$378,113	$5,106,630
Protectan CBLB502 - non-medical applications	$7,264,813	$9,885,776	$3,574,593	$21,601,196
Protectan CBLB502 - medical applications	$756,227	$815,399	$144,369	$1,776,929
Protectan CBLB612	$974,459	$1,127,248	$466,715	$3,130,374
Curaxin CBLC102	$1,741,194	$2,712,521	$1,372,998	$6,466,483
Other Curaxins	$1,492,678	$1,996,252	$1,053,016	$5,175,110

In addition, selling, general and administrative expenses decreased from $10,530,938 for the year ended December 31, 2007 to $5,890,153, for the year ended December 31, 2008. This represents a decrease of $4,640,785 or 44.1%. These lower selling, general and administrative expenses were incurred as a result of a substantial reduction in the non-cash stock based compensation for the selling, general and administrative area of the Company. We recognized a total of $5,952,517 of non-cash stock-based compensation for general and administrative compensation for the year ended December 31, 2007 compared to $895,346 for the year ended December 31, 2008. Without the non-cash stock based compensation, the general and administrative expenses increased from $4,578,421 for the year ended December 31, 2007 to $4,994,807 for the year ended December 31, 2008; an increase of $416,386 or 9.1%.

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

Liquidity and Capital Resources

We have incurred annual operating losses since our inception, and, as of December 31, 2008 we had an accumulated deficit of $56,246,173.  Our principal sources of liquidity have been cash provided by sales of our securities, and government grants, contracts and agreements. Our principal uses of cash have been R&D and working capital. We expect our future sources of liquidity to be primarily government contracts and grants, equity financing, licensing fees and milestone payments in the event we enter into licensing agreements with third parties, and research collaboration fees in the event we enter into research collaborations with third parties.

Net cash used in operating activities totaled $12,121,102 for the year ended December 31, 2008, compared to $16,607,922 used in operating activities for the same period in 2007. This decrease in cash used in operating activities resulted from a reduction in our net loss due to increase contract and grant revenues.  Net cash used in operating activities totaled $6,653,602 for the same period in 2006.

Net cash used in investing activities was $558,407 for the year ended December 31, 2008 and $442,523 used for the same period in 2007. The increase in cash used for investing activities resulted primarily from an increase in the investment in intellectual property and the reduction in proceeds from the maturity of short term investment as compared to 2007. Net cash used in investing activities was $14,281 for the same period in 2006.

Net cash used in financing activities totaled $1,232,831 for the year ended December 31, 2008, compared to $28,200,591 provided by financing activities for the same period in 2007. The decrease in cash provided by financing activities was attributed to the dividends paid on the Series B Preferred in 2008 as compared to the proceeds from the issuance of Series B Preferred in connection with our private placement offering in 2007. Net cash provided by financing activities totaled $8,523,414 for the same period in 2006. The funds provided for the year ended December 31, 2006 were attributable primarily to the net proceeds from our initial public offering in July 2006.

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

As of December 31, 2008, we had accrued and paid $50,000 for the milestone payment relating to the filing of the IND application for Curaxin CBLC102, $50,000 for the milestone related to the filing of the IND application for Protectan CBLB502 and $250,000 for the milestone payment relating to starting a Phase II hormone-refractory prostate cancer clinical trial for Curaxin CBLC102.

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

To more effectively match short-term investment maturities with cash flow requirements, we have obtained a working capital line of credit, which is fully secured by our short-term investments. This line of credit has an interest rate of prime, a borrowing limit of $1,000,000 and expires on September 25, 2009. At December 31, 2008, there were no outstanding borrowings under this credit facility.

We believe that existing cash resources will be sufficient to finance our currently planned operations for the near-term (approximately 12-24 months), such amounts will not be sufficient to meet our longer-term cash requirements, including our cash requirements for the commercialization of certain of our drug candidates currently in development. We may be required to issue equity or debt securities or enter into other financial arrangements, including relationships with corporate and other partners, in order to raise additional capital. Depending upon market conditions, we may not be successful in raising sufficient additional capital for our long-term requirements. In such event, our business, prospects, financial condition and results of operations could be materially adversely affected.

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

Subsequent Event

On February 13, 2009, March 20, 2009, and March 27, 2009, the Company entered into Securities Purchase Agreements (the “Purchase Agreement”) with various accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers an aggregate of 542.84 shares (the “Shares”) of Series D Convertible Preferred Stock, with a par value of $0.005 per share and a stated value of $10,000 per share (“Series D Preferred”), and Common Stock Purchase Warrants (the “Warrants”) to purchase an aggregate of 3,877,386 shares of the Company’s Common Stock, par value $0.005 per share (“Common Stock”).  The Warrants have a seven-year term and an exercise price of $1.60. Each share of Series D Preferred is convertible into approximately 7,143 shares of Common Stock, subject to the adjustment as described below.

The aggregate purchase price paid by the Purchasers for the Shares and the Warrants was approximately $5,428,307 (representing $10,000 for each Share together with a Warrant).  After related fees and expenses, the Company received net proceeds of approximately $4,460,000.  The Company intends to use the proceeds for working capital purposes.

In consideration for its services as exclusive placement agent, Garden State Securities, Inc. (“GSS”), received cash compensation and Warrants to purchase an aggregate of approximately 387,736 shares of Common Stock.  In the aggregate, Series D Preferred and Warrants issued in the transaction (including those issued to GSS) are convertible into, and exercisable for, approximately 8,142,508 shares of Common Stock. Each share of Series D Preferred is convertible into a number of shares of Common Stock equal to (1) the stated value of the share ($10,000), divided by (2) $1.40, subject to adjustment as discussed below (the “Conversion Price”).

The Series D Preferred ranks junior to the Company’s Series B Convertible Preferred Stock (“Series B Preferred”) and senior to all shares of Common Stock and other capital stock of the Company.

If the Company does not meet certain milestones, the Conversion Price will, unless the closing price of the Common Stock is greater than $3.69 on the date the Milestone is missed, be reduced to 80% of the Conversion Price in effect on that date (the “Milestone Adjustment”).  In addition to the Milestone Adjustment, (a) on August 13, 2009 (the “Initial Adjustment Date”), the Conversion Price shall be reduced to 95% of the then Conversion Price, and (b) on each three month anniversary of the Initial Adjustment Date (each, an “Adjustment Date”), the then Conversion Price shall be reduced by $0.05 (subject to adjustment) until maturity.  The Conversion Price is also subject to proportional adjustment in the event of any stock split, stock dividend, reclassification or similar event with respect to the Common Stock and to anti-dilution adjustment in the event of any Dilutive Issuance (as defined in the Certificate of Designation).

If the closing price for each of any 20 consecutive trading days after the effective date of the initial registration statement filed pursuant to the Registration Rights Agreement (as defined below) (the “Effective Date”) exceeds 300% of the then effective Conversion Price and various other equity conditions are satisfied, the Series D Preferred will automatically convert into shares of Common Stock.

At any time after February 13, 2012, the Company may, if various equity conditions are satisfied, elect either to redeem any outstanding Series D Preferred in cash or to convert any outstanding Series D Preferred into shares of Common Stock at the conversion rate then in effect.

If the Company receives any cash funds after February 13, 2009 from fees, royalties or revenues as a result of the license of any of its intellectual property (such net proceeds the “IP Proceeds”), cash funds from development grants from any government agency for the development of anti-cancer applications of any of the Company’s curaxin compounds or anti-cancer or biodefense applications for the Company’s CBLB502 compound (the “Governmental Grant Proceeds”) or allocates cash proceeds to its Escrow Account (as defined in the Purchase Agreement) (the “Company Allocation”), then the Company must deposit 40% of the IP Proceeds, 20% of the Governmental Grant Proceeds and the Company Allocation into an escrow account (the “Sinking Fund”).  At any time after the later of the Effective Date and the 6-month anniversary of the initial contribution by the Company to the Sinking Fund, but no more than once in every six-month period, the Company will be required to use the funds then in the Sinking Fund to redeem outstanding shares of Series D Preferred, from the holders on a pro rata basis, at a premium of 15% to the stated value through February 13, 2010, and 20% thereafter.

Immediately after the completion of the transactions contemplated by the Purchase Agreement, the conversion price of the Company’s Series B Preferred was adjusted, pursuant to weighted-average anti-dilution provisions, to $4.67, causing the conversion rate of Series B Preferred into Common Stock to change to approximately 1-to-1.49893.  In addition, the exercise prices of the Company’s Series B Warrants and Series C Warrants were adjusted, pursuant to weighted-average anti-dilution provisions, to $6.79 and $7.20, respectively, from the original exercise prices of $10.36 and $11.00.  In addition to the adjustment to the exercise prices of the Series B Warrants and the Series C Warrants, the aggregate number of shares issuable upon exercise of the Series B Warrants and the Series C Warrants increased to 3,609,261 and 408,032, respectively, from 2,365,528 and 267,074. Certain other warrants issued prior to the Company’s initial public offering were also adjusted pursuant to anti-dilution provisions contained in those warrants such that their per share exercise price reduced from $2.00 to $1.48 and the aggregate number of shares of Common Stock issuable increased from approximately 281,042 to approximately 379,787.

Impact of Inflation

We believe that our results of operations are not dependent upon moderate changes in inflation rates.

Impact of Exchange Rate Fluctuations

We believe that our results of operations are somewhat dependent upon changes in foreign currency exchange rates. We have entered into agreements with foreign third parties to produce one of our drug compounds and are required to make payments in the foreign currency. As a result, our financial results could be affected by changes in foreign currency exchange rates. As of December 31, 2008, we are obligated to make payments under these agreements of 916,354 Euros and 39,100 Great British Pounds. We have established means to purchase forward contracts to hedge against this risk.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks, including changes to interest rates, foreign currency exchange rates and equity investment prices. To reduce the volatility related to these exposures, we may enter into various derivative hedging transactions pursuant to our investment and risk management policies. There are inherent risks that may only be partially offset by our hedging programs should there be unfavorable movements in interest rates, foreign currency exchange rates, or equity investment prices.

Interest Rate Risk. Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are in short-term held to maturity.  Due to our intention to hold our investments to maturity, we have concluded that there is no material interest rate risk exposure.

Our revolving credit facility also would have been affected by fluctuations in interest rates as it is based on prime minus 1% or the Federal Funds Effective Rate in effect plus 0.50%. As of December 31, 2008, we had not drawn on this facility.

Foreign Currency Risk. As of December 31, 2008, we have agreements with third parties that require payment in the foreign currency. As a result, our financial results could be affected by changes in foreign currency exchange rates. Currently, the Company's exposure primarily exists with the Euro and the British Pound.  As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. At this time, our exposure to foreign currency fluctuations is not material.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products in the future. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations. As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Cleveland BioLabs, Inc.

We have audited the accompanying balance sheets of CLEVELAND BIOLABS, INC. as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. Cleveland BioLabs, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cleveland BioLabs Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

MEADEN & MOORE, LTD.
Certified Public Accountants

Cleveland, Ohio
March 27, 2009

CLEVELAND BIOLABS, INC.

BALANCE SHEETS

December 31, 2008 and December 31, 2007

	December 31	December 31
	2008	2007
ASSETS

CURRENT ASSETS
Cash and equivalents	$299,849	$14,212,189
Short-term investments	1,000,000	1,000,000
Accounts receivable:
Trade	1,043,821	163,402
Interest	9,488	50,042
Other prepaid expenses	510,707	325,626
Total current assets	2,863,865	15,751,259

EQUIPMENT
Computer equipment	309,323	258,089
Lab equipment	1,102,465	966,517
Furniture	312,134	274,903
	1,723,922	1,499,509
Less accumulated depreciation	637,840	313,489
	1,086,082	1,186,020

OTHER ASSETS
Intellectual property	733,051	459,102
Deposits	23,482	25,445
	756,533	484,547

TOTAL ASSETS	$4,706,480	$17,421,826

CLEVELAND BIOLABS, INC.

BALANCE SHEETS

December 31, 2008 and December 31, 2007

	December 31	December 31
	2008	2007
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,101,961	$710,729
Deferred revenue	2,365,312	1,670,610
Dividends payable	321,293	396,469
Accrued expenses	379,653	449,774
Total current liabilities	4,168,219	3,227,582

STOCKHOLDERS' EQUITY
Series B convertible preferred stock, $.005 par value
Authorized - 10,000,000 shares at December 31, 2008
and December 31, 2007
Issued and outstanding 3,160,974 and 3,870,267
shares at December 31, 2008 and December 31, 2007, respectively	15,805	19,351
Additional paid-in capital	19,918,696	24,383,695
Common stock, $.005 par value
Authorized - 40,000,000 shares at December 31, 2008
and December 31, 2007
Issued and outstanding 13,775,805 and 12,899,241
shares at December 31, 2008 and December 31, 2007, respectively	68,879	64,496
Additional paid-in capital	36,781,054	30,764,914
Accumulated deficit	(56,246,173)	(41,038,212)
Total stockholders' equity	538,261	14,194,244

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,706,480	$17,421,826

CLEVELAND BIOLABS, INC.

STATEMENTS OF OPERATIONS

Years Ended December 31, 2008, 2007, and 2006

	December 31	December 31	December 31
	2008	2007	2006
REVENUES
Contract and Grant	$4,585,597	$1,728,558	$1,503,214
Service	120,000	290,000	205,000
	4,705,597	2,018,558	1,708,214

OPERATING EXPENSES
Research and development	13,160,812	17,429,652	6,989,804
Selling, general and administrative	5,890,153	10,530,938	2,136,511
Total operating expenses	19,050,965	27,960,590	9,126,315

LOSS FROM OPERATIONS	(14,345,368)	(25,942,032)	(7,418,101)

OTHER INCOME
Interest income	259,844	1,004,853	206,655
Buffalo relocation reimbursement	220,000	-	-
Sublease revenue	12,475	4,427	-
Gain on disposal of fixed assets	1,394	-	-
Gain on investment	3,292	-	-
Total other income	497,005	1,009,280	206,655

OTHER EXPENSE
Interest expense	-	1,087	11,198
Corporate relocation	177,564	1,741,609	-
Loss on disposal of fixed assets	-	15,575	-
Loss on investment	-	305,479	-
	177,564	2,063,750	11,198

NET LOSS	(14,025,927)	(26,996,502)	(7,222,644)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(1,182,033)	(1,265,800)	(214,928)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(15,207,960)	$(28,262,302)	$(7,437,572)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS
PER SHARE OF COMMON STOCK - BASIC AND
DILUTED	$(1.13)	$(2.34)	$(0.84)

WEIGHTED AVERAGE NUMBER OF SHARES USED
IN CALCULATING NET LOSS PER SHARE, BASIC AND
DILUTED	13,492,391	12,090,430	8,906,266

CLEVELAND BIOLABS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
Period From January 1, 2006 to December 31, 2008

	Common Stock
			Additional
			Paid-in	Penalty
	Shares	Amount	Capital	Shares
Balance at January 1, 2006	6,396,801	31,984	3,338,020	81,125
Issuance of shares - previously accrued penalty shares	54,060	270	80,855	(81,125)
Issuance of shares - stock dividend	184,183	922	367,445	-
Issuance of penalty shares	15,295	76	(76)	-
Issuance of shares - initial public offering	1,700,000	8,500	10,191,500	-
Fees associated with initital public offering	-	-	(1,890,444)	-
Conversion of preferred stock to common stock	3,351,219	16,756	5,291,385	-
Conversion of notes payable to common stock	124,206	621	312,382	-
Issuance of options	-	-	506,078	-
Exercise of options	625	3	2,810	-
Issuance of warrants	-	-	114,032	-
Proceeds from sales of warrants	-	-	110	-
Net loss	-	-	-	-
Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	-	-	-	-
Less reclassification adjustment for (gains) losses
included in net loss	-	-	-	-
Comprehensive loss
Balance at December 31, 2006	11,826,389	$59,132	$18,314,097	$-
Issuance of options	-	-	3,401,499	-
Options to be issued in 2008	-	-	2,687,355	-
Issuance of shares - Series B financing	-	-	-	-
Fees associated with Series B Preferred offering	-	-	-	-
Issuance of restricted shares	190,000	950	1,699,500	-
Exercise of options	126,046	630	110,650	-
Exercise of warrants	48,063	240	90,275	-
Conversion of Series B Preferred Shares to Common	708,743	3,544	4,461,537	-
Dividends on Series B Preferred shares	-	-	-	-
Net Loss	-	-	-	-
Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	-	-	-	-
Less reclassification adjustment for (gains) losses
included in net loss	-	-	-	-
Comprehensive loss
Balance at December 31, 2007	12,899,241	$64,496	$30,764,914	$-
Issuance of options	-	-	2,287,803	-
Partial recapture of expense for options expensed in 2007	-	-	(1,459,425)	-
but issued in 2008
Issuance of restricted shares	130,000	650	625,850	-
Restricted stock awards	-	-	72,722	-
Exercise of options	37,271	186	24,191	-
Conversion of Series B Preferred Shares to Common	709,293	3,547	4,464,999	-
Dividends on Series B Preferred shares	-	-	-	-
Net Loss	-	-	-	-
Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	-	-	-	-
Less reclassification adjustment for (gains) losses
included in net loss	-	-	-	-
Comprehensive loss
Balance at December 31, 2008	13,775,805	$68,879	$36,781,054	$-

CLEVELAND BIOLABS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
Period From January 1, 2006 to December 31, 2008

Preferred Stock
Additional
			Paid-in	Penalty
	Shares	Amount	Capital	Shares
Balance at January 1, 2006	3,051,219	15,256	4,932,885	360,000
Issuance of shares - previously accrued penalty shares	240,000	1,200	358,800	(360,000)
Issuance of shares - stock dividend	-	-	-	-
Issuance of penalty shares	60,000	300	(300)	-
Issuance of shares - initial public offering	-	-	-	-
Fees associated with initital public offering	-	-	-	-
Conversion of preferred stock to common stock	(3,351,219)	(16,756)	(5,291,385)	-
Conversion of notes payable to common stock	-	-	-	-
Issuance of options	-	-	-	-
Exercise of options	-	-	-	-
Issuance of warrants	-	-	-	-
Proceeds from sales of warrants	-	-	-	-
Net loss	-	-	-	-
Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	-	-	-	-
Less reclassification adjustment for (gains) losses
included in net loss	-	-	-	-
Comprehensive loss
Balance at December 31, 2006	-	$-	$-	$-
Issuance of options	-	-	-	-
Options to be issued in 2008	-	-	-	-
Issuance of shares - Series B financing	4,579,010	22,895	32,030,175	-
Fees associated with Series B Preferred offering	-	-	(3,184,943)	-
Issuance of restricted shares	-	-	-	-
Exercise of options	-	-	-	-
Exercise of warrants	-	-	-	-
Conversion of Series B Preferred Shares to Common	(708,743)	(3,544)	(4,461,537)	-
Dividends on Series B Preferred shares	-	-	-	-
Net Loss	-	-	-	-
Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	-	-	-	-
Less reclassification adjustment for (gains) losses
included in net loss	-	-	-	-
Comprehensive loss
Balance at December 31, 2007	3,870,267	$19,351	$24,383,695	$-
Issuance of options	-	-	-	-
Partial recapture of expense for options expensed in 2007	-	-	-	-
but issued in 2008
Issuance of restricted shares	-	-	-	-
Restricted stock awards	-	-	-	-
Exercise of options	-	-	-	-
Conversion of Series B Preferred Shares to Common	(709,293)	(3,547)	(4,464,999)	-
Dividends on Series B Preferred shares	-	-	-	-
Net Loss	-	-	-	-
Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	-	-	-	-
Less reclassification adjustment for (gains) losses
included in net loss	-	-	-	-
Comprehensive loss
Balance at December 31, 2008	3,160,974	$15,805	$19,918,696	$-

CLEVELAND BIOLABS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
Period From January 1, 2006 to December 31, 2008

	Other			Comprehensive
	Comprehensive	Accumulated		Income
	Income/(Loss)	Deficit	Total	(Loss)

Balance at January 1, 2006	(17,810)	(5,184,856)	3,556,604
Issuance of shares - previously accrued penalty shares	-	-	-
Issuance of shares - stock dividend	-	(368,410)	(43)
Issuance of penalty shares	-	-	-
Issuance of shares - initial public offering	-	-	10,200,000
Fees associated with initital public offering	-	-	(1,890,444)
Conversion of preferred stock to common stock	-	-	-
Conversion of notes payable to common stock	-	-	313,003
Issuance of options	-	-	506,078
Exercise of options	-	-	2,813
Issuance of warrants	-	-	114,032
Proceeds from sales of warrants	-	-	110
Net loss	-	(7,222,644)	(7,222,644)	(7,222,644)
Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	6,678	-	6,678	$6,678
Less reclassification adjustment for (gains) losses
included in net loss	6,967	-	6,967	$6,967
Comprehensive loss				$(7,208,999)
Balance at December 31, 2006	$(4,165)	$(12,775,910)	$5,593,154
Issuance of options	-	-	3,401,499
Options to be issued in 2008	-	-	2,687,355
Issuance of shares - Series B financing	-	-	32,053,070
Fees associated with Series B Preferred offering	-	-	(3,184,943)
Issuance of restricted shares	-	-	1,700,450
Exercise of options	-	-	111,280
Exercise of warrants	-	-	90,515
Conversion of Series B Preferred Shares to Common	-	-	-
Dividends on Series B Preferred shares	-	(1,265,800)	(1,265,800)
Net Loss	-	(26,996,502)	(26,996,502)	(26,996,502)
Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	-	-	-	$-
Less reclassification adjustment for (gains) losses
included in net loss	4,165	-	4,165	$4,165
Comprehensive loss				$(26,992,337)
Balance at December 31, 2007	$-	$(41,038,212)	$14,194,244
Issuance of options	-	-	2,287,803
Partial recapture of expense for options expensed in 2007	-	-	(1,459,425)
but issued in 2008
Issuance of restricted shares	-	-	626,500
Restricted stock awards	-	-	72,722
Exercise of options	-	-	24,378
Conversion of Series B Preferred Shares to Common	-	-	(0)
Dividends on Series B Preferred shares	-	(1,182,033)	(1,182,033)
Net Loss	-	(14,025,927)	(14,025,927)	(14,025,927)
Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	-	-	-	$-
Less reclassification adjustment for (gains) losses
included in net loss	-	-	-	$-
Comprehensive loss				$(14,025,927)
Balance at December 31, 2008	$-	$(56,246,172)	$538,261

CLEVELAND BIOLABS, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,025,927)	$(26,996,502)	$(7,222,644)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	324,351	188,395	94,931
Noncash interest expense	-	-	9,929
Noncash salaries and consulting expense	1,527,600	7,789,305	620,119
Deferred compensation	-	-	5,886
Loss on disposal of fixed assets	-	15,575	-
Loss on investments	-	305,479	-
Loss on abandoned patents	60,045	-	-
Changes in operating assets and liabilities:
Accounts receivable - trade	(880,419)	(3,652)	(159,750)
Accounts receivable - interest	40,553	(12,870)	(5,616)
Prepaid expenses	(185,081)	109,049	(422,427)
Deposits	1,963	(10,390)	(3,750)
Accounts payable	391,232	65,923	380,023
Deferred revenue	694,702	1,670,610	(100,293)
Accrued expenses	(70,121)	321,206	99,990
Milestone payments	-	(50,000)	50,000
Total adjustments	1,904,825	10,388,630	569,042
Net cash (used by) provided by operating
activities	(12,121,102)	(16,607,872)	(6,653,602)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments	(2,000,000)	(1,000,000)	(4,800,000)
Sale of short-term investments	2,000,000	2,000,000	5,200,000
Issuance of notes receivable	-	(250,000)	(50,000)
Purchase of equipment	(224,413)	(987,649)	(187,660)
Sale of equipment	-	1,250	-
Costs of patents pending	(333,994)	(206,124)	(176,621)
Net cash (used in) provided by investing activities	(558,407)	(442,523)	(14,281)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock	-	30,020,984	-
Financing costs	-	(1,152,857)	(1,679,456)
Dividends	(1,257,209)	(869,331)	(43)
Issuance of common stock	-	-	10,200,000
Exercise of stock options	24,378	111,280	2,813
Exercise of warrants	-	90,515	-
Issuance of warrants	-	-	100
Net cash (used in) provided by financing activities	(1,232,831)	28,200,591	8,523,414

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(13,912,340)	11,150,196	1,855,531

CASH AND EQUIVALENTS AT BEGINNING OF	14,212,189	3,061,993	1,206,462
PERIOD

CASH AND EQUIVALENTS AT END OF PERIOD	$299,849	$14,212,189	$3,061,993

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$1,087	$1,269
Cash paid during the year for income taxes	$-	$-	$-

Supplemental schedule of noncash financing activities:
Issuance of stock options to employees, consultants, and	$2,287,803	$3,401,499	$506,078
independent board members
Expense recapture for expense for options expensed in 2007 but issued in 2008	$(1,459,425)	$-	$-
Stock options due to employees and a consultant	$-	$2,687,355	$-
Issuance of shares to consultants and employees	$626,500	$1,700,450	$368,367
Amortization of restricted shares to be issued to employees and consultants	$72,722	$-	$-
Issuance of non-cash financing fees	$-	$2,032,086	$-
Conversion of preferred stock to common stock	$4,468,546	$4,465,081	$5,308,141
Accrual of preferred stock dividends	$321,293	$396,469	$-
Issuance of warrants to consultant	$-	$-	$114,042
Conversion of notes payable and accrued interest to common stock	$-	$-	$313,003

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

The Company’s financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and it has a working capital deficit which raises a question about its ability to continue as a going concern. The Company sustained a net loss of $14,025,927 for the fiscal year ended December 31, 2008 and it had a working capital deficit of $1,304,354 at December 31, 2008.

The Company plans to secure additional financing to sustain operations by issuing additional preferred shares and exploring individual investment or licensing arrangements.  Subsequent to year-end, the Company has raised approximately $4,300,000 from the issuance of additional preferred shares (see Note 8 for details). The Company also plans to submit proposals for government contracts and grants over the next two years totaling over $30 million. Many of the proposals will be submitted to government agencies that have awarded contracts and grants to the Company in the recent past.  Finally, the Company plans to incur costs only on R&D projects that are properly funded, either through a government contract or grant or other capital sources such as direct investment.
.
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

C.
Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements, which generally require payment within 30 days. Management estimates an allowance for doubtful accounts which is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections. There is no allowance for doubtful accounts as of December 31, 2008 and December 31, 2007.

D.
Equipment - Equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally five years) using the straight-line method. Leasehold improvements are depreciated on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Major expenditures for renewals and betterments are capitalized and depreciated. Depreciation expense was $324,351, $188,395, and $94,931 for the years ended December 31, 2008, 2007 and 2006, respectively

E.
Impairment of Long-Lived Assets - In accordance with Statements of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used, including equipment and intangible assets subject to depreciation and amortization, are reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amounts of the assets or related asset group may not be recoverable. Determination of recoverability is based on an estimate of discounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the carrying amount of the asset is written down to its estimated net realizable value.

F.
Intellectual Property - The Company capitalizes the costs associated with the preparation, filing, and maintenance of patent applications relating to intellectual property. If the patent applications are approved, costs paid by the Company associated with the preparation, filing, and maintenance of the patents will be amortized on a straight-line basis over the shorter of 20 years or the anticipated useful life of the patent. If the patent application is not approved, the costs associated the patent application will be expensed as part of selling, general and administrative expenses at that time. Capitalized intellectual property is reviewed annually for impairment.

A portion of this intellectual property is owned by the Cleveland Clinic Foundation, or CCF, and granted to the Company through an exclusive licensing agreement. As part of the licensing agreement, CBLI agrees to bear the costs associated with the preparation, filing and maintenance of patent applications relating to this intellectual property. Gross capitalized patents pending costs were $629,363 and $407,425 for thirteen patent applications as of December 31, 2008 and December 31, 2007, respectively. All of the CCF patent applications are still pending approval. During 2008, the Company abandoned one patent application due to developing another drug for the same application and expensed $44,790 in selling, general and administrative expenses.

The Company also has submitted five patent applications as a result of intellectual property exclusively developed and owned by the Company. Gross capitalized patents pending costs were $103,688 and $51,677 for five patent applications as of December 31, 2008 and December 31, 2007, respectively. The patent applications are still pending approval. During 2008, the Company abandoned one patent application due to discovering that the patent would provide no future economic benefit and expensed $15,256 in selling, general and administrative expenses.

G.
Line of Credit - The Company has a working capital line of credit that is fully secured by short-term investments. This fully-secured, working capital line of credit carries an interest rate of prime minus 1%, a borrowing limit of $1,000,000, and expires on September 25, 2009. At December 31, 2008 and 2007, there were no outstanding borrowings under this credit facility.

H.
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

SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring a company to develop its own assumptions.  The Company does not have any significant assets or liabilities measured at fair value using Level 1 or Level 3 inputs as of December 31, 2008.

I.
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

J.
Revenue Recognition - The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition”, or SAB 104, and Statement of Financial Accounting Standards No. 116, or SFAS 116.   Revenue sources consist of government grants, government contracts and commercial development contracts.

Revenues from government grants and contracts are for research and development purposes and are recognized in accordance with the terms of the award and the government agency per SAB 104. Grant revenue is recognized in one of two different ways depending on the grant. Cost reimbursement grants require us to submit proof of costs incurred that are invoiced by us to the government agency, which then pays the invoice. In this case, grant revenue is recognized during the period that the costs were incurred according to the terms of the government grant. Fixed cost grants require no proof of costs at the time of invoicing, but proof is required for audit purposes and grant revenue is recognized during the period that the costs were incurred according to the terms of the government grant. The grant revenue under these fixed costs grants is recognized using a percentage-of-completion method, which uses assumptions and estimates. These assumptions and estimates are developed in coordination with the principal investigator performing the work under the government fixed-cost grants to determine key milestones, expenses incurred, and deliverables to perform a percentage-of-completion analysis to ensure that revenue is appropriately recognized. Critical estimates involved in this process include total costs incurred and anticipated to be incurred during the remaining life of the grant.

Government contract revenue is recognized as allowable research and development expenses are incurred during the period and according to the terms of the government contract. The Company has recognized grant revenue from the following agencies: the Department of Defense (DoD), the Defense Threat Reduction Agency (DTRA), the Defense Advanced Research Projects Agency (DARPA), National Aeronautics and Space Administration (NASA), the National Institutes of Health (NIH) and the Department of Health and Human Services (HHS).

The Company recognizes revenue related to the funds received from the State of New York under the sponsored research agreement with the Roswell Park Cancer Institute (RPCI) in accordance with SFAS 116.  The principles of SFAS 116 result in the recognition of revenue as allowable costs are incurred. The Company recognizes revenue on research laboratory services and the subsequent use of related equipment. The amount paid as a payment toward future services related to the equipment is recognized as a prepaid asset and will be recognized as revenue as the services are performed and the prepaid asset is recognized as expense.

Commercial development revenues are recognized when the service or development is delivered.

K.
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

The Company received $2,000,000 in funds from the State of New York through the Roswell Park Cancer Institute (“RPCI”) during the second quarter of 2007.  The Company received an additional $1,000,000 in funds from the State of New York through the RPCI during the second quarter of 2008.  The Company is recognizing this revenue over the terms and conditions of the sponsored research agreement. The Company recognizes revenue on research laboratory services and the purchase and subsequent use of related equipment. The amount paid as a payment toward future services related to the equipment is recognized as a prepaid asset and will be recognized as revenue as the services are performed.

The following table summarizes the deferred revenue activity for the years ended December 31, 2008 and December 31, 2007, respectively:

Activity

Beginning Balance, December 31, 2007	$1,670,610
Funds Recived From State of NY	$1,000,000
Funds Recognized as Revenue	$(305,298)
Ending Balance, December 31, 2008	$2,365,312

Activity

Beginning Balance, December 31, 2006	$-
Funds Recived From State of NY	$2,000,000
Funds Recognized as Revenue	$(329,390)
Ending Balance, December 31, 2007	$1,670,610
..
L.
Research and Development - Research and development expenses consist primarily of costs associated with salaries and related expenses for personnel, costs of materials used in research and development, costs of facilities and costs incurred in connection with third-party collaboration efforts. Expenditures relating to research and development are expensed as incurred.

M.
2006 Equity Incentive Plan - On May 26, 2006, the Company's Board of Directors adopted the 2006 Equity Incentive Plan (“Plan”) to attract and retain persons eligible to participate in the Plan, motivate participants to achieve long-term Company goals, and further align participants' interests with those of the Company's other stockholders. The Plan expires on May 26, 2016 and the aggregate number of shares of stock which may be delivered under the Plan shall not exceed 2,000,000 shares. On February 14, 2007, these 2,000,000 shares were registered with the SEC by filing a Form S-8 registration statement. On April 29, 2008, the stockholders of the Company approved an amendment and restatement of the Plan (the “Amended Plan”). The Amended Plan increases the number of shares available for issuance by an additional 2,000,000 shares, clarifies other aspects of the 2006 Plan, and contains updates that reflect changes and developments in federal tax laws.  As of December 31, 2008 there were 1,702,721 stock options and 235,000 shares granted under the Amended Plan and 18,053 forfeited leaving 2,080,332 shares of stock to be awarded under the Amended Plan.

N.
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

Under the terms of this program, after each fiscal year beginning with the fiscal year ended December 31, 2007, each component of our Executive Officers’ compensation packages - base salary, cash bonus and stock option awards - will be measured against the Company’s achievement of (1) stock performance milestones, (2) scientific milestones, (3) business milestones and (4) financial milestones, each of which will be weighted equally. The milestones will be set at the beginning of each fiscal year. Each set of milestones has a minimum threshold performance level, a target level and a high performance level. For base salary, increases will range between 2% for threshold performance to 6% for high performance. For cash bonuses, increases will range between 15% for threshold performance and 60% for high performance. For stock option awards, awards will range between 50,000 stock options for threshold performance and 300,000 for high performance.

For the year ended December 31, 2008 the Compensation Committee awarded no cash bonuses or stock option awards under the Executive Compensation Plan.  For 2007, the Compensation Committee awarded $185,288 in cash bonuses and expensed $2,687,355 in non-cash, stock-based compensation for the stock options to be awarded by the Compensation Committee and issued in the subsequent year. In 2008, $1,459,425 of this non-cash, stock-based compensation was recaptured as discussed in note O below.

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

The fair value of each stock option granted is estimated on the grant date. The Black Scholes model is used for standard stock options, but if market conditions are present within the stock options, the Company utilizes Monte Carlo simulation to value the stock options. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect the Company's experience. The Company uses a risk-free rate published by the St. Louis Federal Reserve at the time of the option grant, assumes a forfeiture rate of zero, assumes an expected dividend yield rate of zero based on the Company's intent not to issue a dividend in the foreseeable future, uses an expected life based on the safe harbor method, and computes an expected volatility based on similar high-growth, publicly-traded, biotechnology companies. In 2008, the Company began to include the use of its own stock in the volatility calculation and is layering in the volatility of the stock of the Company with that of comparable companies since there is not an adequate trading history to rely solely on the Company’s volatility. The Company recognizes the fair value of stock-based compensation in net income on a straight-line basis over the requisite service period.

The assumptions used to value these option and warrant grants using the Black-Scholes option valuation model are as follows:

	2008	2007	2006

Risk-free interest rate	2.43-3.58%	3.38-5.11%	4.66-5.04%
Expected dividend yield	0%	0%	0%
Expected life	5-6 years	2.74-6 years	5 years
Expected volatility	64.25-82.47%	71.86-76.29%	71.43-75.11%

During the year ended December 31, 2008, the Company granted 997,721 stock options pursuant to stock award agreements. The Company recognized a total of $2,287,803 in expense related to stock options granted for the year ended December 31, 2008.  The Company also recaptured $1,459,425 of previously recognized expense relating to the stock options awarded under the 2007 Executive Compensation Plan.  These options were originally expensed based on the December 31, 2007 variables, but were not issued until February 4, 2008.  The change in dates resulted in a difference in valuation assumptions used in the Black-Scholes model causing a reduction in the grant date fair value.  This reduction in the grant date fair value from $5.34 to $2.58 per share resulted in the recapture of $1,459,425 in expense and a net expense for options granted for the year ended December 31, 2008 of $828,377.

The Company issued 997,721, 660,000 and 161,750 stock options during the years ended December 31, 2008, 2007, and 2006, respectively, pursuant to various stock award agreements. The Company recognized a total of $828,377, $3,401,499, and $506,078 in expense related to options for the years ended December 31, 2008, 2007, and 2006, respectively. The weighted average, estimated grant date fair values of stock options granted was $3.16, $6.08, and $3.14 during the years ended December 31, 2008, 2007, and 2006, respectively.

The following tables summarize the stock option activity for the years ended December 31, 2008 and December 31, 2007, respectively.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price per	Contractual
	Shares	Share	Term (in Years)

Outstanding, December 31, 2007	1,011,740	$7.29
Granted	997,721	$3.16
Exercised	42,534	$1.04
Forfeited, Canceled	18,053	$9.00
Outstanding, December 31, 2008	1,948,874	$6.17	8.53
Exercisable, December 31, 2008	1,597,837	$5.52	8.50

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price per	Contractual
	Shares	Share	Term (in Years)

Outstanding, December 31, 2006	483,490	$2.17
Granted	660,000	$9.85
Exercised	131,750	$1.34
Forfeited, Canceled	0	n/a
Outstanding, December 31, 2007	1,011,740	$7.29	8.80
Exercisable, December 31, 2007	646,930	$6.89	8.75

The table summarizing the stock option activity for the year ended December 31, 2008 indicates 42,534 shares exercised. This figure includes 5,263 shares used to compensate the Company for a cashless stock option exercise and therefore, were surrendered instead of issued.

For the year ended December 31, 2008, the Company recognized a total of $626,500 in expense for shares issued under the Amended Plan and a total of $72,722 in expense related to the amortization of restricted shares.  For the year ended December 31, 2007 the Company recognized a total of $1,700,450 in expense for shares issued under the Plan to various consultants. During the year ended December 31, 2006, there was no compensation expense related to share issuance because there were no shares issued for compensation.

P.	Net Loss Per Share - Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Net loss available to common stockholders	$(15,207,960)	$(28,262,302)	$(7,437,572)

Net loss per share, basic and diluted	$(1.13)	$(2.34)	$(0.84)

Weighted-average shares used in computing net loss per share, basic and diluted	13,492,391	12,090,430	8,906,266

The Company has excluded all outstanding warrants and options from the calculation of diluted net loss per share because all such securities are antidilutive for all applicable periods presented.

The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for warrants, was 3,453,268, 3,453,268, and 814,424 for the years ended December 31, 2008, 2007 and 2006, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted earnings per share.

The total number of shares excluded from the calculations of diluted net loss per share, prior to the application of the treasury stock method for options, was 1,948,874, 1,011,740, and 483,490 for the years ended December 31, 2008, 2007 and 2006, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted earnings per share.

Q.
Concentrations of Risk - Grant revenue accounted for 97.4%, 85.6% and 88.0% for the year ended December 31 2008, 2007 and 2006, respectively. Although the Company anticipates ongoing federal government contract and grant revenue, there is no guarantee that this revenue stream will continue in the future.

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

R.
Foreign Currency Exchange Rate Risk - The Company has entered into a manufacturing agreement to produce one of its drug compounds and into an agreement for assay development and validation with foreign third parties and is required to make payments in the foreign currency. As a result, the Company's financial results could be affected by changes in foreign currency exchange rates. Currently, the Company's exposure primarily exists with the Euro and the British Pound, or GBP. As of December 31, 2008, the Company is obligated to make payments under the agreements of 916,354 Euros and 39,100 GBP. As of December 31, 2008, the Company has not purchased any forward contracts for Euros or GBP and, therefore, at December 31, 2008, had foreign currency commitments of $1,275,473 for Euros and $46,635 for GBP given prevailing currency exchange spot rates..

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

T.
Segment Reporting – As of December 31, 2008, the Company has determined that it operates in only one segment.  Accordingly, no segment disclosures have been included in the notes to the consolidated financial statements.

U.
Recently Issued Accounting Pronouncements – In June 2008, the Financial Accounting Standards Board ("FASB") issued EITF Issue No. 07-5 ("EITF 07-5"), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 - specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The adoption of EITF 07-5 is not anticipated to materially impact the Company's financial statements.

In June 2008, the FASB issued EITF 08-4, "Transition Guidance for Conforming Changes to Issue No. 98-5." The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," that result from EITF No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments," and SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. Management is currently evaluating the impact of adoption of EITF 08-4.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Effective December 31, 2008, the Company adheres to SFAS No. 162, which did not have any impact on the Company’s financial statements.

In March 2008,  the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133," which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance and cash flows. SFAS No. 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 will be effective for the Company on January 1, 2009. The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its consolidated financial statement disclosures.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), or SFAS No. 141R, "Business Combinations" and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51." SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141R and SFAS No. 160 are effective for the Company on January 1, 2009. Early adoption is not permitted. The Company does not expect that the adoption of SFAS No. 141R and SFAS No. 160 will have will have a material impact on its consolidated financial statements.

In December 2007, the FASB ratified the consensuses reached in Emerging Issue Task Force, or EITF, Issue No. 07-1, "Collaborative Arrangements". EITF Issue No. 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangements and third parties. Under EITF Issue No. 07-1, payments between participants pursuant to a collaborative arrangement that are within the scope of other authoritative accounting literature on income statement classification should be accounted for using the relevant provisions of that literature. If the payments are not within the scope of other authoritative accounting literature, the income statement classification for the payments should be based on an analogy to authoritative accounting literature or if there is no appropriate analogy, a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 also provides disclosure requirements and is effective for the Company on January 1, 2009. The effect of applying EITF Issue No. 07-1 will be reported as a change in accounting principle through retrospective applications to all prior periods presented for all collaborative arrangements existing as of the effective date, unless it is impracticable. The Company does not expect the adoption of EITF Issue No. 07-1 will have a material impact on its financial statements.

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

CCF will receive milestone payments for each product developed with CCF technology as development passes through major developmental stages. In addition, the Company will pay CCF royalties and sublicense royalties as a percentage of net sales of all commercial products developed with CCF technology. Milestone payments amounted to $50,000, $300,000, and $0 for the years ended December 31, 2008, 2007, and 2006, respectively.

The Company also incurred $518,904, $927,347, and $1,142,290 in subcontract expense to CCF related to research grants and other agreements for the years ended December 31, 2008, 2007 and 2006, respectively. The balance remaining in accrued payables is $15,209, $70,539 and $7,309 at December 31, 2008, 2007 and 2006, respectively. Finally, the Company recognized a balance of $0, $10,227 and $0 in accounts receivable at December 31, 2008, 2007 and 2006, respectively.

Roswell Park Cancer Institute

In January 2007, the Company entered into a sponsored research agreement with RPCI to develop the Company’s cancer and radioprotectant drug candidates. The Company received $2,000,000 in funds from RPCI during the second quarter of 2007 and received an additional $1,000,000 in the second quarter of 2008. This money was funded by the State of New York as part of an incentive package for the Company to relocate and establish a major research/clinical facility in Buffalo, New York. The Company has an open-ended license to any intellectual property resulting from any basic research conducted within, or in collaboration with RPCI.

The Company also incurred $1,120,571 $414,389, and $0 in subcontract expense to RPCI related to research grants and agreements for the years ended December 31, 2008, 2007 and 2006, respectively. The balance remaining in accrued payables is $174,693 and $16,190 at December 31, 2008 and 2007, respectively

ChemBridge Corporation

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

In April 2004, the Company entered into a chemical libraries license agreement with ChemBridge. Under the terms of the agreement, the Company has a non-exclusive worldwide license to use certain chemical compound libraries for drug research conducted on its own or in collaboration with others. In return, ChemBridge will receive royalty payments on any revenue received by the Company for all contracts, excluding CCF, in which the libraries are used. No revenues or royalties are due or have been paid through the year ended December 31, 2008.

The Company has also agreed to collaborate with ChemBridge on two optimization projects, wherein ChemBridge will have the responsibility of providing the chemistry compounds of the project and the Company will have the responsibility of providing the biological expertise. ChemBridge will retain a 50% ownership interest in two selected “confirmed hits” that make up the optimization projects. The parties will jointly manage the development and commercialization of any compounds arising from an optimization project. No “confirmed hits” have been selected during the year ended December 31, 2008.

In addition, the Company paid ChemBridge $916, $41,780, and $29,910 for the purchase of chemical compounds in the normal course of business in 2008, 2007 and 2006, respectively.

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

In August 2007, the Company entered into an additional one-year CRADA with the Uniformed Service University of the Health Sciences to evaluate the Company’s radioprotective drug candidate Protectan CBLB502 in non-human primates. Under the terms of the agreement, the Company paid $628,465 to Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc to purchase, house and irradiate animals and perform blood and cytokine analysis. The agreement may be unilaterally terminated by any party upon 30 days prior written notice.

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

Consultants

In addition, a Company stockholder, who serves as the Company’s Chief Scientific Officer, received payments for consulting services performed on certain grant awards and internal research and development. Total cash consultant expense made to this person amounted to $114,215, $120,580, and $104,168 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company recaptured $378,810 in non-cash, stock-based compensation expense in 2008 previously expensed as discussed in Note 2O to this consultant.  In 2007, the Company incurred $198,375 in non-cash, stock-based compensation expense to this consultant, accrued an additional $732,915 in non-cash, stock-based compensation and an additional $19,215 in subcontractor expense related to the 2007 Executive Compensation Plan.

A Company stockholder, who serves as the Company’s Vice President of Research - Radioprotectant Group, received payment for consulting services performed related to the Company’s research efforts. Total consultant expense made to this person amounted to $78,380, $95,520, and $84,330 for the years ended December 31, 2008, 2007, and 2006, respectfully.

Note 4. Equity Transactions

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

On March 16, 2007, the Company entered into a Securities Purchase Agreement with various accredited investors (the Buyers), pursuant to which the Company agreed to sell to the Buyers Series B Convertible Preferred Stock (Series B Preferred) convertible into an aggregate of 4,288,712 shares of common stock and Series B Warrants that are exercisable for an aggregate of 2,144,356 shares of common stock. The Series B Preferred have an initial conversion price of $7.00 per share, pay an annual dividend of $.35 per share, and in the event of a conversion at such conversion price, one share of Series B Preferred would convert into one share of common stock. The Series B Warrants have an exercise price of $10.36 per share, the closing bid price on the day prior to the private placement. To the extent, however, that the conversion price of the Series B Preferred or the exercise price of the Series B Warrants is reduced as a result of certain anti-dilution protections, the number of shares of common stock into which the Series B Preferred are convertible and for which the Series B Warrants are exercisable may increase.

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

On December 11, 2007, the SEC declared effective a registration statement of the Company registering up to 5,514,999 shares of common stock for resale from time to time by the selling stockholders named in the prospectus contained in the registration statement. This number represents 5,514,999 shares of common stock issuable upon the conversion or exercise of the securities issued in the Company’s March 2007 private placement at the current conversion and exercise prices. Of these 5,514,999 shares of common stock, 3,717,515 shares are issuable upon conversion of Series B Preferred and 1,797,484 shares are issuable upon exercise of the Series B Warrants. The Company will not receive any proceeds from the sale of the underlying shares of common stock, although to the extent the selling stockholders exercise warrants for the underlying shares of common stock, the Company will receive the exercise price of those warrants. The registration statement was filed to satisfy registration rights that the Company had previously granted.  Subsequent to the effectiveness of the registration statement, 708,743 Series B Preferred were converted and $61,418 in dividends earned were paid as of December 31, 2007. At December 31, 2007, $396,469 in dividends were accrued on the outstanding Series B Preferred.

On January 1, 2008, the Company issued 100,000 options to a new employee and 60,000 options to a key consultant of the Company under the Plan.  The options vest over a period from one to three years and allow for the purchase of 160,000 shares of common stock at a price of $8.00 per share.  These options expire on December 31, 2017.

On January 4, 2008, the Company issued 20,000 restricted shares of common stock to a new employee.  These shares vest over a three-year period with 25% vested on issuance and 25% vesting on the anniversary date of the agreement for each of the next three years.

On February 4, 2008, the Company issued options to purchase 503,250 shares of common stock under non-qualified stock option agreements to the executive management team under the 2007 Executive Compensation Plan.  These options were originally expensed in 2007 at the December 31, 2007 closing price of $8.80.  These options vest immediately, contain an exercise price of $4.00 per share, and expire on February 4, 2018.   The Company also issued options to purchase 34,398 shares of common stock to various employees under non-qualified stock option agreements under an employee bonus program.  These options vest immediately, contain an exercise price of $4.00 per share, and expire on February 3, 2018.  Finally, the Company issued stock options to various key employees under non-qualified stock option agreements.  These options have up to three years vesting.  These options allow for the purchase of 21,300 shares of common stock at an exercise price of $4.00 per share and expire on February 3, 2018.

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

On April 29, 2008, the Company issued 140,000 stock options to four independent members of the Board of Directors of the Company under non-qualified stock option agreements.  These options vest immediately and allow for the purchase of 140,000 shares of common stock at an exercise price of $5.33 per share.  These options expire on April 28, 2018.

On May 7, 2008, the Company issued 14,976 stock options to various employees under non-qualified stock option agreements under an employee bonus program. These options vest immediately and allow for the purchase of 14,976 shares of common stock at an exercise price of $5.28 per share.  These options expire on May 6, 2018.

On July 15, 2008, the Company issued 28,456 stock options to various employees under non-qualified stock option agreements under an employee bonus program. These options vest immediately and allow for the purchase of 28,456 shares of common stock at an exercise price of $3.98 per share.  These options expire on July 14, 2018.

On September 22 2008, the Company issued 35,000 stock options to a new employee under non-qualified stock option agreements.  These options vest over a three-year period and allow for the purchase of 35,000 shares of common stock at an exercise price of $4.69 per share.  These options expire on September 21, 2018.

On November 14, 2008, the Company issued 19,341 stock options to various employees under non-qualified stock option agreements under an employee bonus program. These options vest immediately and allow for the purchase of 19,341 shares of common stock at an exercise price of $3.10 per share.  These options expire on November 13, 2018.

For the year ending December 31, 2008, Series B Preferred Shares were converted into 709,293 shares of common stock. At December 31, 2008, there were 3,160,974 outstanding Series B Preferred for which $321,293 in dividends had been accrued.

Note 5. Income Taxes

The provisions for income taxes charged to continuing operations is $0 for the years ended December 31, 2008, 2007, and 2006, respectively.

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2008	2007	2006
Deferred tax assets:
Operating loss carryforwards	$18,383,000	$13,289,000	$4,586,000
Tax credit carryforwards	1,772,000	737,000	-
Deferred compensation	3,102,000	2,765,000	345,000
Other	4,000	-	2,000
Total deferred income tax assets	23,261,000	16,791,000	4,933,000

Deferred tax liabilities
Equipment	(83,000)	(61,000)	(35,000)

Net deferred income tax asset	23,178,000	16,730,000	4,898,000
Valuation allowance	(23,178,000)	(16,730,000)	(4,898,000)

	$-	$-	$-

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to the pretax loss from continuing operations as a result of the following differences:

	2008	2007	2006

Tax at the U.S. statutory rate	$(4,769,000)	$(9,474,000)	$(2,456,000)

Stock option exercises	(20,000)	(363,000)	-

Valuation allowance	4,879,000	9,831,000	2,456,000

Other	(90,000)	6,000	-

	$-	$-	$-

At December 31, 2008, the Company has federal net operating loss carryforwards of approximately $46,658,000, which begin to expire if not utilized by 2023, and approximately $1,509,000 of tax credit carryforwards that begin to expire if not utilized by 2024.  The utilization of approximately $329,000 of the net operating loss carryforwards and approximately $203,000 of the tax credit carryforwards is limited through 2011 as a result of ownership changes. The Company also has state net operating loss carryforwards of approximately $35,486,000, which begin to expire if not utilized by 2027, and state tax credit carryforwards of approximately $517,000, which begin to expire if not utilized by 2010.  The utilization of these federal and state net operating loss and tax credit carryforwards is limited as a result of ownership changes.

The Company files a United States federal tax return, along with various state and local income tax returns. The federal, state and local tax returns for the years ended December 31, 2007, 2006 and 2005 are still open for examination.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board FIN 48, “Accounting for Uncertainty in Income Taxes”, which prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. There was no impact to the financial statements upon the adoption of FIN 48.

The following presents a rollforward of the unrecognized tax benefits under FIN 48, and the associated interest and penalties:

	Unrecognized	Interest
	Tax Benefits	and Penalties
Balance at January 1, 2007 (adoption)	$-	$-
Prior year tax positions	-	-
Current year tax positions	-	-
Deferred tax positions	230,000	-
Settlements with tax authorities	-	-
Expiration of the statute of limitations	-	-

Balance at December 31, 2007	230,000	-

Prior year tax positions	-	-
Current year tax positions	-	-
Deferred tax positions	24,000	-
Settlements with tax authorities	-	-
Expiration of the statute of limitations	-	-

Balance at December 31, 2008	$254,000	$-

The Company’s 2007 and 2008 New York state tax returns include approximately $724,000 of refundable state incentive tax credits, which are based upon research and development activities, real estate tax payments, hiring employees and equipment purchases.  At December 31, 2008, none of these refunds have been received from the NY tax authorities, and accordingly, no benefit has been recorded in the accompanying financial statements.

Note 6. Other Balance Sheet Details

Available-For-Sale Cash Equivalents and Marketable Securities

Available-for-sale Marketable Securities consist of the following:

			Gross	Gross
		Accrued	Unrealized	Unrealized	Fair
	Cost	Interest	Gains	Losses	Value
December 31, 2008 - Current Marketable Securities	$1,000,000	$9,488	$-	$-	$1,009,488

The Company considers investments with a maturity date of more than three months from the date of purchase to be short-term investments and has classified these securities as available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as accumulated other comprehensive income (loss) in stockholders’ equity. The cost of available-for-sale securities sold is determined based on the specific identification method. As a result of changes in market interest rates on investment, the Company recognized unrealized gains/(losses) of $0 $4,165, and $13,645 for the years ending December 31, 2008, 2007, and 2006, respectively.

Equipment

Equipment consists of the following:

	2008	2007

Laboratory Equipment	$309,323	$966,517
Computer Equipment	1,102,465	258,089
Furniture	312,134	274,903
	1,723,922	1,499,509
Less accumulated depreciation	(637,840)	(313,489)
	$1,086,082	$1,186,020

Note 7. Commitments and Contingencies

The Company has entered into various agreements with third parties and certain related parties in connection with the research and development activities of its existing product candidates as well as discovery efforts on potential new product candidates. These agreements include costs for research and development and license agreements that represent the Company's fixed obligations payable to sponsor research and minimum royalty payments for licensed patents. These amounts do not include any additional amounts that the Company may be required to pay under its license agreements upon the achievement of scientific, regulatory and commercial milestones that may become payable depending on the progress of scientific development and regulatory approvals, including milestones such as the submission of an investigational new drug application to the FDA and the first commercial sale of the Company's products in various countries. These agreements include costs related to manufacturing, clinical trials and preclinical studies performed by third parties.

The Company is also party to three agreements that require it to make milestone payments, royalties on net sales of the Company's products and payments on sublicense income received by the Company. As of December 31, 2008, $350,000 in milestone payments have been made under one of these agreements.

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues for liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. For all periods presented, the Company is not a party to any pending material litigation or other material legal proceedings. From time to time in the ordinary course of business, the Company may be subject to claims brought against it. It is not possible to state the ultimate liability, if any, in these matters

The Company currently has operating lease commitments in place for facilities in Buffalo, New York and Chicago, Illinois as well as office equipment. The Company recognizes rent expense on a straight-line basis over the term of the related operating leases. The operating lease expense recognized were $332,584, $218,635 and $160,742 for the years ended December 31, 2008, 2007 and 2006, respectively.

Annual future minimum lease payments under present lease commitments are as follows.

Operating
Leases

2009	$355,900
2010	343,656
2011	311,803
2012	144,375
2013	-

$1,155,734

The Company has entered into stock option agreements with key employees, board members and consultants with exercise prices ranging from $0.66 to $17.00. These awards were approved by the Company’s Board of Directors. The options expire ten years from the date of grant except 18,000 options that expire on December 31, 2012, subject to the terms applicable in the agreement.

The following tables summarize the stock option activity for the year ended December 31, 2008 and 2007:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at December 31, 2006	483,490	$2.17
Granted	660,000	$9.85
Exercised	131,750	$1.34
Forfeited	0	n/a
Outstanding at December 31, 2007	1,011,740	$7.29
Granted	997,721	$3.16
Exercised	42,534	$1.04
Forfeited	18,053	$9.00
Outstanding at December 31, 2008	1,948,874	$6.17

The number of options and weighted average exercise price of options fully vested and exercisable for the years ending December 31, 2008, 2007 and 2006 were 1,597,837, 646,930, and 243,183 options at $5.52, $6.89, and $2.27 respectively. A table showing the number of options outstanding and exercisable (fully vested) at December 31, 2008 appears below:

The Company has entered into warrant agreements with strategic partners, consultants and investors with exercise prices ranging from $1.13 to $11.00. These awards were approved by the Company’s Board of Directors. The warrants expire between five and six years from the date of grant, subject to the terms applicable in the agreement. A list of the total warrants awarded and exercised appears below:

	Number of	Weighted Average
	Warrants	Exercise Price

Outstanding at December 31, 2006	814,424	$3.36
Granted	2,687,602	$10.40
Exercised	48,758	$2.00
Outstanding at December 31, 2007	3,453,268	$8.86
Granted	-	N/A
Exercised	-	N/A
Outstanding at December 31, 2007	3,453,268	$8.86

		Weighted
		Average
	Number of	Years to	Number of
Exercise Price	Options	Expiration	Options

$0.66	112,500	6.50	112,500
$0.67	45,981	6.50	45,981
$3.10	19,341	9.87	19,341
$3.98	28,456	9.54	28,456
$4.00	557,902	9.09	541,927
$4.18	40,000	9.27	40,000
$4.50	111,500	7.17	81,688
$4.69	35,000	9.73	8,750
$4.81	1,000	9.20	1,000
$5.28	14,694	9.35	14,694
$5.33	140,000	9.33	140,000
$6.00	45,000	7.56	45,000
$8.00	160,000	9.01	55,000
$8.36	152,500	8.27	152,500
$8.82	20,000	8.22	20,000
$9.14	77,000	8.12	39,000
$9.40	140,000	8.45	140,000
$9.93	30,000	8.46	20,000
$10.00	117,000	8.93	71,000
$10.61	18,000	4.00	18,000
$10.84	3,000	8.48	3,000
$11.00	25,000	8.46	-
$14.00	25,000	8.46	-
$17.00	30,000	8.46	-

Total	1,948,874	8.53	1,597,837

The Company has entered into employment agreements with three key executives who, if terminated by the Company without cause as described in these agreements, would be entitled to severance pay.

The Company was awarded a $440,000 grant from the New York Empire State Certified Development Corporation and received $220,000 in the year ended December 31, 2008. The award provides minimum employee levels required to receive the remainder of the award and contains provisions of recapture of monies paid if required employment levels are not maintained.

Note 8. Subsequent Events

On February 13, 2009, March 20, 2009, and March 27, 2009, the Company entered into Securities Purchase Agreements (the “Purchase Agreement”) with various accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers an aggregate of 542.84 shares (the “Shares”) of Series D Convertible Preferred Stock, with a par value of $0.005 per share and a stated value of $10,000 per share (“Series D Preferred”), and Common Stock Purchase Warrants (the “Warrants”) to purchase an aggregate of 3,877,386 shares of the Company’s Common Stock, par value $0.005 per share (“Common Stock”).  The Warrants have a seven-year term and an exercise price of $1.60. Each share of Series D Preferred is convertible into approximately 7,143 shares of Common Stock, subject to the adjustment as described below.

The aggregate purchase price paid by the Purchasers for the Shares and the Warrants was approximately $5,428,307 (representing $10,000 for each Share together with a Warrant).  After related fees and expenses, the Company received net proceeds of approximately $4,460,000.  The Company intends to use the proceeds for working capital purposes.

In consideration for its services as exclusive placement agent, Garden State Securities, Inc. (“GSS”), received cash compensation and Warrants to purchase an aggregate of approximately 387,736 shares of Common Stock.  In the aggregate, Series D Preferred and Warrants issued in the transaction (including those issued to GSS) are convertible into, and exercisable for, approximately 8,142,508 shares of Common Stock. Each share of Series D Preferred is convertible into a number of shares of Common Stock equal to (1) the stated value of the share ($10,000), divided by (2) $1.40, subject to adjustment as discussed below (the “Conversion Price”).

The Series D Preferred ranks junior to the Company’s Series B Convertible Preferred Stock (“Series B Preferred”) and senior to all shares of Common Stock and other capital stock of the Company.

If the Company does not meet certain milestones, the Conversion Price will, unless the closing price of the Common Stock is greater than $3.69 on the date the Milestone is missed, be reduced to 80% of the Conversion Price in effect on that date (the “Milestone Adjustment”).  In addition to the Milestone Adjustment, (a) on August 13, 2009 (the “Initial Adjustment Date”), the Conversion Price shall be reduced to 95% of the then Conversion Price, and (b) on each three month anniversary of the Initial Adjustment Date (each, an “Adjustment Date”), the then Conversion Price shall be reduced by $0.05 (subject to adjustment) until maturity.  The Conversion Price is also subject to proportional adjustment in the event of any stock split, stock dividend, reclassification or similar event with respect to the Common Stock and to anti-dilution adjustment in the event of any Dilutive Issuance (as defined in the Certificate of Designation).

If the closing price for each of any 20 consecutive trading days after the effective date of the initial registration statement filed pursuant to the Registration Rights Agreement (as defined below) (the “Effective Date”) exceeds 300% of the then effective Conversion Price and various other equity conditions are satisfied, the Series D Preferred will automatically convert into shares of Common Stock.

At any time after February 13, 2012, the Company may, if various equity conditions are satisfied, elect either to redeem any outstanding Series D Preferred in cash or to convert any outstanding Series D Preferred into shares of Common Stock at the conversion rate then in effect.

If the Company receives any cash funds after February 13, 2009 from fees, royalties or revenues as a result of the license of any of its intellectual property (such net proceeds the “IP Proceeds”), cash funds from development grants from any government agency for the development of anti-cancer applications of any of the Company’s curaxin compounds or anti-cancer or biodefense applications for the Company’s CBLB502 compound (the “Governmental Grant Proceeds”) or allocates cash proceeds to its Escrow Account (as defined in the Purchase Agreement) (the “Company Allocation”), then the Company must deposit 40% of the IP Proceeds, 20% of the Governmental Grant Proceeds and the Company Allocation into an escrow account (the “Sinking Fund”).  At any time after the later of the Effective Date and the six-month anniversary of the initial contribution by the Company to the Sinking Fund, but no more than once in every 6-month period, the Company will be required to use the funds then in the Sinking Fund to redeem outstanding shares of Series D Preferred, from the holders on a pro rata basis, at a premium of 15% to the stated value through February 13, 2010, and 20% thereafter.

Immediately after the completion of the transactions contemplated by the Purchase Agreement, the conversion price of the Company’s Series B Preferred was adjusted, pursuant to weighted-average anti-dilution provisions, to $4.67, causing the conversion rate of Series B Preferred into Common Stock to change to approximately 1-to-1.49893.  In addition, the exercise prices of the Company’s Series B Warrants and Series C Warrants were adjusted, pursuant to weighted-average anti-dilution provisions, to $6.79 and $7.20, respectively, from the original exercise prices of $10.36 and $11.00.  In addition to the adjustment to the exercise prices of the Series B Warrants and the Series C Warrants, the aggregate number of shares issuable upon exercise of the Series B Warrants and the Series C Warrants increased to 3,609,261 and 408,032, respectively, from 2,365,528 and 267,074.  Certain other warrants issued prior to the Company’s initial public offering were also adjusted pursuant to anti-dilution provisions contained in those warrants such that their per share exercise price reduced from $2.00 to $1.48 and the aggregate number of shares of Common Stock issuable increased from approximately 281,042 to approximately 379,787.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A: Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B: Other Information

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following financial statements and supplementary data are filed as a part of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2008 and 2007
Statements of Operations for years ended December 31, 2008, 2007, and 2006
Statements of Stockholders’ Equity for period from January 1, 2006 to December 31, 2008
Statements of Cash Flows for years ended December 31, 2008, 2007, and 2006
Notes to Financial Statements

(b) The following exhibits are incorporated herein by reference or attached hereto.

Exhibit No.	Description
3.1	Certificate of Incorporation filed with the Secretary of State of Delaware on June 5, 2003***

3.2	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on February 25, 2005***

3.3	Certificate of Designation of Series A Participating Convertible Preferred Stock filed with the Secretary of State of Delaware on March 8, 2005***

3.4	Second Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on June 30, 2006***

3.5	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, dated March 16, 2007******

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, dated February 13, 2009.†

3.7	Second Amended and Restated By-Laws*******

4.1	Form of Specimen Common Stock Certificate*

4.2	Form of Warrants issues to designees of Sunrise Securities Corp., dated March 2005*

4.3	Form of Warrants issued to underwriters***

4.4	Warrant to Purchase Common Stock issued to ChemBridge Corporation, dated April 27, 2004*

4.5	Form of Series B Warrant ******

4.6	Form of Series C Warrant ******

4.7	Form of Common Stock Purchase Warrant.†

10.1	Restricted Stock Agreement between Cleveland BioLabs, Inc. and Michael Fonstein, dated as of July 5, 2003*

10.2	Restricted Stock Agreement between Cleveland BioLabs, Inc. and Yakov Kogan, dated as of July 5, 2003*

10.3	Restricted Stock Agreement between Cleveland BioLabs, Inc. and Andrei Gudkov, dated as of July 5, 2003*

10.4	Library Access Agreement by and between ChemBridge Corporation and Cleveland BioLabs, Inc., effective as of April 27, 2004*

10.5	Restricted Stock and Investor Rights Agreement between Cleveland BioLabs, Inc. and ChemBridge Corporation, dated as of April 27, 2004*

10.6	Common Stockholders Agreement by and among Cleveland BioLabs, Inc. and the stockholders named therein, dated as of July 1, 2004*

10.7	Exclusive License Agreement by and between The Cleveland Clinic Foundation and Cleveland BioLabs, Inc., effective as of July 1, 2004*

10.8	Employment Agreement by and between Cleveland BioLabs, Inc. and Dr. Michael Fonstein, dated August 1, 2004*

10.9	Employment Agreement by and between Cleveland BioLabs, Inc. and Dr. Yakov Kogan, dated August 1, 2004*

10.10	Consulting Agreement between Cleveland BioLabs, Inc. and Dr. Andrei Gudkov, dated August 1, 2004*

10.11
Cooperative Research and Development Agreement by and between the Uniformed Services University of the Health Sciences, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., the Cleveland Clinic Foundation, and Cleveland BioLabs, Inc., dated as of August 1, 2004**

10.12	Employment Agreement by and between Cleveland BioLabs, Inc. and Dr. Farrel Fort, dated June 1, 2005*

10.13	Amendment to Employment Agreement by and between Cleveland BioLabs, Inc. and Dr. Farrel Fort, dated September 30, 2005*

10.14	Amendment to Consulting Agreement between Cleveland BioLabs, Inc. and Dr. Andrei Gudkov, dated as of January 23, 2006*

10.15	Amendment to Restricted Stock Agreement between Cleveland BioLabs, Inc. and Michael Fonstein, dated as of January 23, 2006*

10.16	Amendment to Restricted Stock Agreement between Cleveland BioLabs, Inc. and Yakov Kogan, dated as of January 23, 2006*

10.17	Amendment to Restricted Stock Agreement between Cleveland BioLabs, Inc. and Andrei Gudkov, dated as of January 23, 2006*

10.18	Amendment to Common Stockholders Agreement by and among Cleveland BioLabs, Inc. and the parties thereto, dated as of January 26, 2006*

10.19	Cleveland BioLabs, Inc. 2006 Equity Incentive Plan***

10.20	Process Development and Manufacturing Agreement between Cleveland BioLabs, Inc. and SynCo Bio Partners B.V., effective as of August 31, 2006****

10.21	Sponsored Research Agreement between Cleveland BioLabs, Inc. and Roswell Park Cancer Institute Corporation, effective as of January 12, 2007*****

10.22	Securities Purchase Agreement, dated March 16, 2007******

10.23	Registration Rights Agreement, dated March 16, 2007******

10.24	Amendment to Employment Agreement by and between Cleveland BioLabs, Inc. and Dr. Michael Fonstein, dated as of December 31, 2008.

10.25	Amendment to Employment Agreement by and between Cleveland BioLabs, Inc. and Dr. Yakov Kogan, dated as of December 31, 2008.

10.26	Form of Securities Purchase Agreement. †

10.27	Form of Registration Rights Agreement.†

10.28	Form of Voting Agreement.†

10.29	Amendment and Waiver Agreement, dated March 20, 2009.†

10.30	Form of Amendment and Reaffirmation Agreement.†

23.1	Consent of Meaden & Moore, Ltd.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael Fonstein

31.2	Rule 13a-14(a)/15d-14(a) Certification of John A. Marhofer, Jr.

32.1	Section 1350 Certification.

*	Incorporated by reference to Amendment No. 1 to Registration Statement on Form SB-2 as filed on April 25, 2006 (File No. 333-131918).

**	Incorporated by reference to Amendment No. 2 to Registration Statement on Form SB-2 as filed on May 31, 2006 (File No. 333-131918).

***	Incorporated by reference to Amendment No. 3 to Registration Statement on Form SB-2 as filed on July 10, 2006 (File No. 333-131918).

****	Incorporated by reference to Form 8-K as filed on October 25, 2006.

*****	Incorporated by reference to Form 8-K as filed on January 12, 2007.

******	Incorporated by reference to Form 8-K as filed on March 19, 2007.

*******	Incorporated by reference to Form 8-K as filed on December 5, 2007.

†	Incorporated by reference to Form 8-K as filed on March 30, 2009.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated: March 30, 2009	By:	/s/ MICHAEL FONSTEIN
Michael Fonstein
Chief Executive Officer
(Principal Executive Officer)

CLEVELAND BIOLABS, INC.

Dated: March 30, 2009	By:	/s/ JOHN A. MARHOFER, JR.
John A. Marhofer, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/ S / Michael Fonstein	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 30, 2009
Michael Fonstein

/ S / John A. Marhofer, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2009
John A. Marhofer, Jr.

/ S / James Antal	Director	March 30, 2009
James Antal

/ S / Paul DiCorleto	Director	March 30, 2009
Paul DiCorleto

/ S / Andrei Gudkov	Chief Scientific Officer, and Director	March 30, 2009
Andrei Gudkov

/ S / Bernard L. Kasten	Director	March 30, 2009
Bernard L. Kasten

/ S / Yakov Kogan	Chief Operating Officer, Secretary, and Director	March 30, 2009
Yakov Kogan

/ S / H. Daniel Perez	Director	March 30, 2009
H. Daniel Perez

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation filed with the Secretary of State of Delaware on June 5, 2003***

3.2	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on February 25, 2005***

3.3	Certificate of Designation of Series A Participating Convertible Preferred Stock filed with the Secretary of State of Delaware on March 8, 2005***

3.4	Second Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on June 30, 2006***

3.5	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, dated March 16, 2007******

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock Preferred Stock, dated February 13, 2009.†

3.7	Second Amended and Restated By-Laws*******

4.1	Form of Specimen Common Stock Certificate*

4.2	Form of Warrants issues to designees of Sunrise Securities Corp., dated March 2005*

4.3	Form of Warrants issued to underwriters***

4.4	Warrant to Purchase Common Stock issued to ChemBridge Corporation, dated April 27, 2004*

4.5	Form of Series B Warrant ******

4.6	Form of Series C Warrant ******

4.7	Form of Common Stock Purchase Warrant.†

10.1	Restricted Stock Agreement between Cleveland BioLabs, Inc. and Michael Fonstein, dated as of July 5, 2003*

10.2	Restricted Stock Agreement between Cleveland BioLabs, Inc. and Yakov Kogan, dated as of July 5, 2003*

10.3	Restricted Stock Agreement between Cleveland BioLabs, Inc. and Andrei Gudkov, dated as of July 5, 2003*

10.4	Library Access Agreement by and between ChemBridge Corporation and Cleveland BioLabs, Inc., effective as of April 27, 2004*

10.5	Restricted Stock and Investor Rights Agreement between Cleveland BioLabs, Inc. and ChemBridge Corporation, dated as of April 27, 2004*

10.6	Common Stockholders Agreement by and among Cleveland BioLabs, Inc. and the stockholders named therein, dated as of July 1, 2004*

10.7	Exclusive License Agreement by and between The Cleveland Clinic Foundation and Cleveland BioLabs, Inc., effective as of July 1, 2004*

10.8	Employment Agreement by and between Cleveland BioLabs, Inc. and Dr. Michael Fonstein, dated August 1, 2004*

10.9	Employment Agreement by and between Cleveland BioLabs, Inc. and Dr. Yakov Kogan, dated August 1, 2004*

10.10	Consulting Agreement between Cleveland BioLabs, Inc. and Dr. Andrei Gudkov, dated August 1, 2004*

10.11
Cooperative Research and Development Agreement by and between the Uniformed Services University of the Health Sciences, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., the Cleveland Clinic Foundation, and Cleveland BioLabs, Inc., dated as of August 1, 2004**

10.12	Employment Agreement by and between Cleveland BioLabs, Inc. and Dr. Farrel Fort, dated June 1, 2005*

10.13	Amendment to Employment Agreement by and between Cleveland BioLabs, Inc. and Dr. Farrel Fort, dated September 30, 2005*

10.14	Amendment to Consulting Agreement between Cleveland BioLabs, Inc. and Dr. Andrei Gudkov, dated as of January 23, 2006*

10.15	Amendment to Restricted Stock Agreement between Cleveland BioLabs, Inc. and Michael Fonstein, dated as of January 23, 2006*

10.16	Amendment to Restricted Stock Agreement between Cleveland BioLabs, Inc. and Yakov Kogan, dated as of January 23, 2006*

10.17	Amendment to Restricted Stock Agreement between Cleveland BioLabs, Inc. and Andrei Gudkov, dated as of January 23, 2006*

10.18	Amendment to Common Stockholders Agreement by and among Cleveland BioLabs, Inc. and the parties thereto, dated as of January 26, 2006*

10.19	Cleveland BioLabs, Inc. 2006 Equity Incentive Plan***

10.20	Process Development and Manufacturing Agreement between Cleveland BioLabs, Inc. and SynCo Bio Partners B.V., effective as of August 31, 2006****

10.21	Sponsored Research Agreement between Cleveland BioLabs, Inc. and Roswell Park Cancer Institute Corporation, effective as of January 12, 2007*****

10.22	Securities Purchase Agreement, dated March 16, 2007******

10.23	Registration Rights Agreement, dated March 16, 2007******

10.24	Amendment to Employment Agreement by and between Cleveland BioLabs, Inc. and Dr. Michael Fonstein, dated as of December 31, 2008.

10.25	Amendment to Employment Agreement by and between Cleveland BioLabs, Inc. and Dr. Yakov Kogan, dated as of December 31, 2008.

10.26	Form of Securities Purchase Agreement.†

10.27	Form of Registration Rights Agreement.†

10.28	Form of Voting Agreement.†

10.29	Amendment and Waiver Agreement, dated March 20, 2009.†

10.30	Form of Amendment and Reaffirmation Agreement.†

23.1	Consent of Meaden & Moore, Ltd.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael Fonstein

31.2	Rule 13a-14(a)/15d-14(a) Certification of John A. Marhofer, Jr.

32.1	Section 1350 Certification.

*	Incorporated by reference to Amendment No. 1 to Registration Statement on Form SB-2 as filed on April 25, 2006 (File No. 333-131918).

**	Incorporated by reference to Amendment No. 2 to Registration Statement on Form SB-2 as filed on May 31, 2006 (File No. 333-131918).

***	Incorporated by reference to Amendment No. 3 to Registration Statement on Form SB-2 as filed on July 10, 2006 (File No. 333-131918).

****	Incorporated by reference to Form 8-K as filed on October 25, 2006.

*****	Incorporated by reference to Form 8-K as filed on January 12, 2007.

******	Incorporated by reference to Form 8-K as filed on March 19, 2007.

*******	Incorporated by reference to Form 8-K as filed on December 5, 2007.

†	Incorporated by reference to Form 8-K as filed on March 30, 2009.