Form 10-Q
period 2009-03-31
CLEVELAND BIOLABS INC
filed 2009-05-14
CIK 1318641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☐  No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2009, there were 14,610,466 shares outstanding of registrant's common stock, par value $0.005 per share

CLEVELAND BIOLABS INC
10-Q
5/14/2009

TABLE OF CONTENTS

In this report, “Cleveland BioLabs,” “CBLI,” “we,” “us” and “our” refer to Cleveland BioLabs, Inc. Our common stock, par value $0.005 per share is referred to as “common stock.”

CLEVELAND BIOLABS, INC.

BALANCE SHEETS

March 31, 2009 (unaudited) and December 31, 2008

	March 31
	2009	December 31
	(unaudited)	2008
ASSETS

CURRENT ASSETS
Cash and equivalents	$3,735,017	$299,849
Short-term investments	-	1,000,000
Accounts receivable:
Trade	1,539,291	1,043,821
Interest	-	9,488
Other prepaid expenses	213,765	510,707
Total current assets	5,488,073	2,863,865

EQUIPMENT
Computer equipment	312,173	309,323
Lab equipment	1,120,621	1,102,465
Furniture	326,654	312,134
	1,759,448	1,723,922
Less accumulated depreciation	729,439	637,840
	1,030,009	1,086,082

OTHER ASSETS
Intellectual property	748,468	733,051
Deposits	23,482	23,482
	771,950	756,533

TOTAL ASSETS	$7,290,032	$4,706,480

CLEVELAND BIOLABS, INC.

BALANCE SHEETS

March 31, 2009 (unaudited) and December 31, 2008

	March 31
	2009	December 31
	(unaudited)	2008
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$978,148	$1,101,961
Deferred revenue	2,383,486	2,365,312
Dividends payable	40,506	321,293
Accrued expenses	203,745	379,653
Accrued warrant liability	4,401,606	-
Total current liabilities	8,007,491	4,168,219

STOCKHOLDERS' EQUITY
Preferred stock, $.005 par value
Authorized - 10,000,000 shares at March 31, 2009 and December 31, 2008
Series B convertible preferred stock, Issued and outstanding 2,816,116 and 3,160,974 shares at March 31, 2009 and December 31, 2008, respectively	14,081	15,805
Series D convertible preferred stock, Issued and outstanding 542.84 and 0 shares at March 31, 2009 and December 31, 2008, respectively	3	-
Common stock, $.005 par value
Authorized – 40,000,000 shares at March 31, 2009 and December 31, 2008
Issued and outstanding 14,316,077 and 13,775,805 shares at March 31, 2009 and December 31, 2008, respectively	71,580	68,879
Additional paid-in capital	58,670,957	56,699,750
Accumulated deficit	(59,474,080)	(56,246,173)
Total stockholders' equity (deficit)	(717,459)	538,261

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,290,032	$4,706,480

CLEVELAND BIOLABS, INC.

STATEMENT OF OPERATIONS

Three Months Ending March 31, 2009 and 2008 (unaudited)

	Three Months Ended
	March 31	March 31
	2009	2008
	(unaudited)	(unaudited)
REVENUES
Grant and contract	$2,309,731	$556,324
Service	-	120,000
	2,309,731	676,324

OPERATING EXPENSES
Research and development	2,502,881	3,551,386
Selling, general and administrative	1,121,890	1,193,114
Total operating expenses	3,624,771	4,744,500

LOSS FROM OPERATIONS	(1,315,040)	(4,068,176)

OTHER INCOME
Interest income	5,308	145,127
Sublease revenue	4,505	2,656
Gain on disposal of fixed assets	-	1,394
Gain on investment	-	3,292
Total other income	9,813	152,469

OTHER EXPENSE
Warrant issuance costs	266,970	-
Corporate relocation	-	54,344
Interest expense	1,960	-
Change in value of warrant liability	1,384,772	-
Total other expense	1,653,702	54,344

NET LOSS	$(2,958,929)	$(3,970,051)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(268,979)	(316,286)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(3,227,908)	$(4,286,337)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS PER SHARE OF COMMON STOCK - BASIC AND DILUTED	$(0.24)	$(0.33)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN CALCULATING NET LOSS PER SHARE, BASIC AND DILUTED	13,607,114	13,143,686

CLEVELAND BIOLABS, INC.

STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

	March 31	March 31
	2009	2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,958,929)	$(3,970,051)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	91,599	76,809
Noncash salaries and consulting expense	274,101	(192,626)
Loss on abondined patents	23,984	-
Series D warrant issuance costs	266,970	-
Change in value of warrant liability	1,384,772	-
Changes in operating assets and liabilities:
Accounts receivable - trade	(495,470)	(364,074)
Accounts receivable - interest	9,488	7,407
Other prepaid expenses	296,942	(114,394)
Deposits	-	(881)
Accounts payable	(123,812)	555,663
Deferred revenue	18,174	(90,749)
Accrued expenses	(175,908)	(200,539)
Milestone payments	-	50,000
Total adjustments	1,570,840	(273,384)
Net cash (used in) provided by operating
activities	(1,388,089)	(4,243,435)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of short-term investments	1,000,000	-
Purchase of equipment	(35,525)	(55,070)
Costs of patents pending	(39,402)	(150,743)
Net cash (used in) provided by investing activities	925,073	(205,813)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series D preferred stock and warrants	5,428,307	-
Financing costs on Series D preferred stock	(720,175)	-
Series D warrant issuance costs	(266,970)	-
Dividends	(549,766)	(661,295)
Exercise of stock options	6,788	737
Net cash (used in) provided by financing activities	3,898,184	(660,558)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	3,435,168	(5,109,806)

CASH AND EQUIVALENTS AT BEGINNING OF	299,849	14,212,189
PERIOD

CASH AND EQUIVALENTS AT END OF PERIOD	$3,735,017	$9,102,383

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,960	$-
Cash paid during the year for income taxes	$-	$-

Supplemental schedule of noncash financing activities:
Issuance of stock options to employees, consultants, and independent board members	$101,563	$728,077
Conversion of Series B preferred stock to common stock	$2,172,605	$2,177,154
Expense recapture of expense for options expensed in 2007 but issued in 2008	$-	$(1,459,425)
Expense recapture of expense for options that were nonvested and forfeited	$(37,878)	$-
Issuance of shares to consultants and employees	$202,083	$521,000
Accrual of Series B preferred stock dividends	$268,979	$316,287
Amortization of restricted shares issued to employees	$8,333	$17,722

CLEVELAND BIOLABS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Period From January 1, 2008 to December 31, 2008 and to
  March 31, 2009 (unaudited)

	Stockholders' Equity
	Common Stock
	Shares	Amount

Balance at January 1, 2008	12,899,241	$64,496
Issuance of options	-	-
Partial recapture of expense for options expensed in 2007	-	-
but issued in 2008
Issuance of restricted shares	130,000	650
Restricted stock awards	-	-
Exercise of options	37,271	186
Conversion of Series B Preferred Shares to Common	709,293	3,547
Dividends on Series B Preferred shares	-	-
Net Loss	-	-
Balance at December 31, 2008	13,775,805	$68,879

Issuance of options	-	-
Issuance of restricted shares	80,000	400
Recapture of expense for nonvested options forfeited	-	-
Restricted stock awards		-
Exercise of options	10,132	51
Conversion of Series B Preferred Shares to Common	450,140	2,251
Dividends on Series B Preferred shares	-	-
Issuance of shares - Series D financing	-	-
Allocation of financing proceeds to fair value of Series D warrants	-	-
Fees associated with Series D Preferred offering	-	-
Net Loss	-	-
Balance at March 31, 2009	14,316,077	$71,580

CLEVELAND BIOLABS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Period From January 1, 2008 to December 31, 2008 and to
  March 31, 2009 (unaudited)

Stockholders' Equity
Preferred Stock
	Series B	Amount	Series D	Amount

Balance at January 1, 2008	3,870,267	$19,351	-	$-
Issuance of options	-	-	-	-
Partial recapture of expense for options expensed in 2007	-	-	-	-
but issued in 2008
Issuance of restricted shares	-	-	-	-
Restricted stock awards	-	-	-	-
Exercise of options	-	-	-	-
Conversion of Series B Preferred Shares to Common	(709,293)	(3,547)	-	-
Dividends on Series B Preferred shares	-	-	-	-
Net Loss	-	-	-	-
Balance at December 31, 2008	3,160,974	$15,805	-	$-

Issuance of options	-	-	-	-
Issuance of restricted shares	-	-	-	-
Recapture of expense for nonvested options forfeited	-	-	-	-
Restricted stock awards	-	-	-	-
Exercise of options	-	-	-	-
Conversion of Series B Preferred Shares to Common	(344,858)	(1,724)	-	-
Dividends on Series B Preferred shares	-	-	-	-
Issuance of shares - Series D financing	-	-	543	3
Allocation of financing proceeds to fair value of Series D warrants	-	-	-	-
Fees associated with Series D Preferred offering	-	-	-	-
Net Loss	-	-	-	-
Balance at March 31, 2009	2,816,116	$14,081	543	$3

CLEVELAND BIOLABS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Period From January 1, 2008 to December 31, 2008 and to
March 31, 2009 (unaudited)

	Stockholders' Equity

	Additional	Other			Comprehensive
	Paid-in	Comprehensive	Accumulated		Income
	Capital	Income/(Loss)	Deficit	Total	(Loss)

Balance at January 1, 2008	$55,148,608	$-	$(41,038,212)	$14,194,244
Issuance of options	2,287,803	-	-	2,287,803
Partial recapture of expense for options expensed in 2007	(1,459,425)	-	-	(1,459,425)
but issued in 2008
Issuance of restricted shares	625,850	-	-	626,500
Restricted stock awards	72,722	-	-	72,722
Exercise of options	24,191	-	-	24,378
Conversion of Series B Preferred Shares to Common	-	-	-	-
Dividends on Series B Preferred shares	-	-	(1,182,033)	(1,182,033)
Net Loss	-	-	(14,025,927)	(14,025,927)	$(14,025,927)
Balance at December 31, 2008	$56,699,750	$-	$(56,246,172)	$538,261

Issuance of options	101,563	-	-	101,563
Issuance of restricted shares	201,683	-	-	202,083
Recapture of expense for nonvested options forfeited	(37,878)	-	-	(37,878)
Restricted stock awards	8,333	-	-	8,333
Exercise of options	6,738	-	-	6,788
Conversion of Series B Preferred Shares to Common	(526)	-	-	-
Dividends on Series B Preferred shares	-	-	(268,979)	(268,979)
Issuance of shares - Series D financing	5,428,304	-	-	5,428,850
Allocation of financing proceeds to fair value of Series D warrants	(3,016,834)			(3,016,834)
Fees associated with Series D Preferred offering	(720,175)	-	-	(720,175)
Net Loss	-	-	(2,958,929)	(2,958,929)	$(2,958,929)
Balance at March 31, 2009	$58,670,957	$-	$(59,474,080)	$(717,459)

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

Basis of Presentation

The Company’s financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

The Company recently secured additional financing to sustain operations by issuing additional convertible preferred shares with warrants. The Company is also exploring individual investment or licensing arrangements and plans to submit proposals for government contracts and grants over the next two years totaling over $30 million. Many of the proposals will be submitted to government agencies that have awarded contracts and grants to the Company in the recent past.  Finally, the Company has implemented cost containment efforts that permit the incurrence of only those costs that are properly funded, either through a government contract or grant or other capital sources such as direct investment.  It is expected that the successful implementation of the financing and cost containment efforts identified above will allow the Company to continue to realize its assets and liquidate its liabilities in the ordinary course of business.

Note 2. Summary of Significant Accounting Policies

A.
Basis of Presentation - The information at March 31, 2009 and March 31, 2008, and for the three-months ended March 31, 2009 and March 31, 2008, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with CBLI’s audited financial statements for the year ended December 31, 2008, which were contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

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

D.
Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements, which generally require payment within 30 days. Management estimates an allowance for doubtful accounts which is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections. There is no allowance for doubtful accounts as of March 31, 2009 and December 31, 2008.

E.
Equipment - Equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally five years) using the straight-line method. Leasehold improvements are depreciated on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Major expenditures for renewals and betterments are capitalized and depreciated. Depreciation expense was $91,599 and $76,809 for the three-months ended March 31, 2009 and 2008, respectively.

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

G.
Intellectual Property - The Company capitalizes the costs associated with the preparation, filing, and maintenance of patent applications relating to intellectual property. If the patent applications are approved, costs paid by the Company associated with the preparation, filing, and maintenance of the patents will be amortized on a straight-line basis over the shorter of 20 years or the anticipated useful life of the patent. If the patent application is not approved, the costs associated the patent application will be expensed as part of selling, general and administrative expenses at that time. Capitalized intellectual property is reviewed at least annually for impairment.

A portion of this intellectual property is owned by the Cleveland Clinic Foundation, or CCF, and granted to the Company through an exclusive licensing agreement. As part of the licensing agreement, CBLI agrees to bear the costs associated with the preparation, filing and maintenance of patent applications relating to this intellectual property. Gross capitalized patents pending costs were $622,635 and $629,363 for twelve and thirteen patent applications as of March 31, 2009 and December 31, 2008, respectively. All of the CCF patent applications are still pending approval.  During 2009, the Company abandoned one patent application due to developing an improved drug for the same application and expensed $23,984 in selling, general and administrative expenses.

The Company also has submitted six patent applications as a result of intellectual property exclusively developed and owned by the Company. Gross capitalized patents pending costs were $125,833 and $103,688 for six and five patent applications as of March 31, 2009 and December 31, 2008, respectively. The patent applications are still pending approval.

H.
Line of Credit - The Company has a working capital line of credit that is fully secured by short-term investments. This fully-secured, working capital line of credit carries an interest rate of prime, a borrowing limit of $1,000,000, and expires on September 25, 2009. At March 31, 2009, there were no outstanding borrowings under this credit facility.

I.
Accrued Warrant Liability – The Company has issued warrants as part of the Series D Private Placement (as defined in Note 3). The warrants meet the definition of a derivative instrument in accordance with SFAS 133 as the warrants are not indexed to the Company’s stock, and consequently, should be accounted for as a derivative instrument.  Therefore, the warrants are initially recorded as accrued warrant liabilities at their fair values on the date of issuance. Subsequent changes in the value of the warrants are shown in the statement of operations as “change in value of warrant liability.”

These warrants carry a seven-year term and are fully exercisable for common shares of the Company at $1.60 per share.  The Company has a balance in accrued warrant liability of $4,401,606 and $0 at March 31, 2009 and December 31, 2008, respectively.

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

SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring a company to develop its own assumptions.  The Company does not have any significant assets or liabilities measured at fair value using Level 1 or Level 2 inputs as of March 31, 2009.

The Company analyzed all financial instruments with features of both liabilities and equity under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

The Company carries its warrants issued in connection with the Series D Private Placement at fair value totaling $4,401,606 and $0 as of March 31, 2009 and December 31, 2008, respectively.  The Company used Level 3 inputs for its valuation methodology for the warrant liability, and their fair values were determined using the Black-Scholes option pricing model based on the following assumptions:

Warrant
Value at
March 31, 2009

Stock price	$2.56
Exercise price	$1.60
Term in years	2.00
Volatility	110.14%
Annual rate of quarterly dividends	-
Discount rate- bond equivalent yield	0.89%
Discount due to limitations on marketability,	40.00%
liquidity and other credit factors

	Fair Value	Fair Value Measurements at
	As of	March 31, 2009
	March 31, 2009	Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant liability	$4,401,606			$4,401,606

The Company recognized a fair value measurement loss of $1,384,772 and $0 for the quarters ended March 31, 2009 and March 31, 2008, respectively.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheets at fair value in accordance with SFAS 157.

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

The Company recognizes revenue related to the funds received from the State of New York under the sponsored research agreement with the Roswell Park Cancer Institute (RPCI) in accordance with SFAS 116.  The principles of SFAS 116 result in the recognition of revenue as allowable costs are incurred. The Company recognizes revenue on research laboratory services and the subsequent use of related equipment. The amount paid as a payment toward future services related to the equipment is recognized as a prepaid asset and will be recognized as revenue ratably over the useful life of the asset and the prepaid asset is recognized as expense.

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

The Company received $2,000,000 in funds from the State of New York through the Roswell Park Cancer Institute (“RPCI”) during the second quarter of 2007.  The Company received an additional $1,000,000 in funds from the State of New York through the RPCI during the second quarter of 2008.  The Company is recognizing this revenue over the terms and conditions of the sponsored research agreement. The Company recognizes revenue on research laboratory services and the purchase and subsequent use of related equipment. The amount paid as a payment toward future services related to the equipment is recognized as a prepaid asset and will be recognized as revenue ratably over the useful life of the asset. For the three-months ended March 31, 2009, the Company recognized $42,834 in deferred revenue from an ongoing government grant and recognized $24,660 as revenue resulting in a balance of deferred revenue of $2,383,486 at March 31, 2009. At December 31, 2008, the balance in deferred revenue was $2,365,312.

N.
Research and Development - Research and development expenses consist primarily of costs associated with salaries and related expenses for personnel, costs of materials used in R&D, costs of facilities and costs incurred in connection with third-party collaboration efforts. Expenditures relating to research and development are expensed as incurred.

O.
Equity Incentive Plan - On May 26, 2006, the Company's Board of Directors adopted the 2006 Equity Incentive Plan (“Plan”) to attract and retain persons eligible to participate in the Plan, motivate participants to achieve long-term Company goals, and further align participants' interests with those of the Company's other stockholders. The Plan expires on May 26, 2016 and the aggregate number of shares of stock which may be delivered under the Plan shall not exceed 2,000,000 shares. On February 14, 2007, these 2,000,000 shares were registered with the SEC by filing a Form S-8 registration statement. On April 29, 2008, the stockholders of the Company approved an amendment and restatement of the Plan (the “Amended Plan”). The Amended Plan increases the number of shares available for issuance by an additional 2,000,000 shares, clarifies other aspects of the Plan, and contains updates that reflect changes and developments in federal tax laws.  As of March 31, 2009 there were 1,702,721 stock options and 235,000 shares granted under the Amended Plan and 21,366 forfeited leaving 2,083,645 shares of stock to be awarded under the Amended Plan.

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

During the three-months ended March 31, 2009, the Company granted no stock options. The Company recognized a total of $101,563 in expense related to previously granted options for the three-months ended March 31, 2009.  The Company also recaptured $37,878 of previously recognized expense due to the forfeiture of non-vested stock options during the three-months ended March 31, 2009.

The assumptions used to value these option and grants using the Black-Scholes option valuation model are as follows:

	2009 YTD	2008

Risk-free interest rate	n/a	2.43-3.58%
Expected dividend yield	n/a	0%
Expected life	n/a	5-6 years
Expected volatility	n/a	64.25-82.47%

The weighted average, estimated grant date fair values of stock options granted during the three-months ended March 31, 2009 and March 31, 2008 were $0 and $2.86, respectively.

The following tables summarize the stock option activity for the three-months ended March 31, 2009 and March 31, 2008, respectively.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price per	Contractual
	Shares	Share	Term (in Years)

Outstanding, December 31, 2008	1,948,874	$6.17
Granted	-	n/a
Exercised	10,132	$0.67
Forfeited, Canceled	3,313	$4.00
Outstanding, March 31, 2009	1,935,429	$6.20	8.29
Exercisable, March 31, 2009	1,664,779	$5.60	8.24

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price per	Contractual
	Shares	Share	Term (in Years)

Outstanding, December 31, 2007	1,011,740	$7.29
Granted	719,948	$4.89
Exercised	11,099	$1.87
Forfeited, Canceled	-	n/a
Outstanding, March 31, 2008	1,720,589	$6.32	9.09
Exercisable, March 31, 2008	1,256,747	$5.75	9.13

The Company also recognized $202,083 and $521,000 in expense for shares issued under the Plan during the three-months ended March 31, 2009 and March 31, 2008, respectively.   The Company issued a total of 80,000 shares and 105,000 during the three months ended March 31, 2009 and March 31, 2008, respectively.  In addition, the Company recognized $8,333 and $17,722 in compensation expense related to the amortization of restricted shares during the three-months ended March 31, 2009 and March 31, 2008, respectively.

Q.	Net Loss Per Share - Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share for the three-months ended March 31, 2009 and 2008:

	Quarter Ended	Quarter Ended
	March 31, 2009	March 31, 2008

Net loss available to common stockholders	$(3,227,908)	$(4,286,337)

Net loss per share, basic and diluted	$(0.24)	$(0.33)

Weighted-average shares used in computing net loss per share, basic and diluted	13,607,114	13,143,686

The Company has excluded all outstanding preferred shares, warrants and options from the calculation of diluted net loss per share because all such securities are antidilutive for all applicable periods presented.

The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for preferred shares, was 8,084,185 and 3,524,687 for the three-months ended March 31, 2009 and 2008, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted earnings per share.

The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for warrants, was 9,201,874 and 3,453,268 for the three-months ended March 31, 2009 and 2008, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted earnings per share.

The total number of shares excluded from the calculations of diluted net loss per share, prior to the application of the treasury stock method for options, was 1,935,429 and 1,720,589 for the three-months ended March 31, 2009 and 2008, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted earnings per share.

In summary, the total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for all dilutive securities, was 19,221,488 and 8,698,544 for the three-months ended March 31, 2009 and 2008, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted earnings per share.

R.
Concentrations of Risk - Grant and contract revenue was comprised wholly from grants and contracts issued by the federal government and accounted for 100.0% and 82.3% of total revenue for the three-months ended March 31, 2009 and 2008, respectively. Although the Company anticipates ongoing federal grant and contract revenue, there is no guarantee that this revenue stream will continue in the future.

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

S.
Foreign Currency Exchange Rate Risk - The Company has entered into a manufacturing agreement to produce one of its drug compounds and into an agreement for assay development and validation with foreign third parties and is required to make payments in the foreign currency. As a result, the Company's financial results could be affected by changes in foreign currency exchange rates. Currently, the Company's exposure primarily exists with the Euro and the British Pound, or GBP. As of March 31, 2009, the Company is obligated to make payments under the agreements of 784,102 Euros and 88,673 GBP. As of March 31, 2009, the Company has not purchased any forward contracts for Euros or GBP and, therefore, at March  31, 2009, had foreign currency commitments of $1,039,641 for Euros and $126,714 for GBP given prevailing currency exchange spot rates..

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

Note 3. Stock Transactions

On January 1, 2008, the Company issued 100,000 options to a new employee and 60,000 options to a key consultant of the Company.  The options vest over a period from one to three years and allow for the purchase of 160,000 shares of common stock at a price of $8.00 per share.  These options expire on December 31, 2017.

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

On March 14, 2008, the Company issued 100,000 unrestricted shares of common stock to a key consultant.

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

On February 2, 2009, the Company issued 75,000 restricted shares of common stock designees of the placement agents in the Series D Preferred Stock offering.

On February 13, 2009, March 20, 2009, and March 27, 2009, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with various accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers an aggregate of 542.84 shares of Series D Convertible Preferred Stock, with a par value of $0.005 per share and a stated value of $10,000 per share (“Series D Preferred”), and Common Stock Purchase Warrants (the “Warrants”) to purchase an aggregate of 3,877,386 shares of the Company’s Common Stock, par value $0.005 per share (the “Series D Private Placement”).  The Warrants have a seven-year term and an exercise price of $1.60. Each share of Series D Preferred is convertible into approximately 7,143 shares of Common Stock, subject to the adjustment as described below.

The aggregate purchase price paid by the Purchasers for the Series D Preferred and the Warrants was approximately $5,428,307 (representing $10,000 for each Series D Preferred together with a Warrant).  After related fees and expenses, the Company received net proceeds of approximately $4,460,000.  The Company intends to use the proceeds for working capital purposes.

In consideration for its services as exclusive placement agent, Garden State Securities, Inc. (“GSS”), received cash compensation and Warrants to purchase an aggregate of approximately 387,736 shares of Common Stock.  In the aggregate, Series D Preferred and Warrants issued in the transaction are convertible into, and exercisable for, approximately 8,142,508 shares of Common Stock. Each share of Series D Preferred is convertible into a number of shares of Common Stock equal to the stated value of the share ($10,000), divided by $1.40, subject to adjustment as discussed below (the “Conversion Price”).

The Series D Preferred ranks junior to the Company’s Series B Convertible Preferred Stock (“Series B Preferred”) and senior to all shares of Common Stock and other capital stock of the Company.

If the Company does not meet certain milestones, the Conversion Price will, unless the closing price of the Common Stock is greater than $3.69 on the date the Milestone is missed, be reduced to 80% of the Conversion Price in effect on that date (the “Milestone Adjustment”).  In addition to the Milestone Adjustment, on August 13, 2009 (the “Initial Adjustment Date”), the Conversion Price shall be reduced to 95% of the then Conversion Price, and on each three month anniversary of the Initial Adjustment Date, the then Conversion Price shall be reduced by $0.05 (subject to adjustment) until maturity.  The Conversion Price is also subject to proportional adjustment in the event of any stock split, stock dividend, reclassification or similar event with respect to the Common Stock and to anti-dilution adjustment in the event of any Dilutive Issuance as defined in the Certificate of Designation.

If the closing price for each of any 20 consecutive trading days after the effective date of the initial registration statement filed pursuant to the Registration Rights Agreement exceeds 300% of the then effective Conversion Price and various other equity conditions are satisfied, the Series D Preferred will automatically convert into shares of Common Stock.

At any time after February 13, 2012, the Company may, if various equity conditions are satisfied, elect either to redeem any outstanding Series D Preferred in cash or to convert any outstanding Series D Preferred into shares of Common Stock at the conversion rate then in effect.

If the Company receives any cash funds after February 13, 2009 from fees, royalties or revenues as a result of the license of any of its intellectual property (the “IP Proceeds”), cash funds from development grants from any government agency for the development of anti-cancer applications of any of the Company’s curaxin compounds or anti-cancer or biodefense applications for the Company’s CBLB502 compound (the “Governmental Grant Proceeds”) or allocates cash proceeds to its Escrow Account (the “Company Allocation”), then the Company must deposit 40% of the IP Proceeds, 20% of the Governmental Grant Proceeds and the Company Allocation into an escrow account (the “Sinking Fund”).  At any time after the later of the Effective Date and the six-month anniversary of the initial contribution by the Company to the Sinking Fund, but no more than once in every six-month period, the Company will be required to use the funds then in the Sinking Fund to redeem outstanding shares of Series D Preferred, from the holders on a pro rata basis, at a premium of 15% to the stated value through February 13, 2010, and 20% thereafter.

Immediately after the completion of the transactions contemplated by the Purchase Agreements, the conversion price of the Company’s Series B Preferred was adjusted, pursuant to weighted-average anti-dilution provisions, to $4.67, causing the conversion rate of Series B Preferred into Common Stock to change to approximately 1-to-1.49893.  In addition, the exercise prices of the Company’s Series B Warrants and Series C Warrants were adjusted, pursuant to weighted-average anti-dilution provisions, to $6.79 and $7.20, respectively, from the original exercise prices of $10.36 and $11.00.  Certain other warrants issued prior to the Company’s initial public offering were also adjusted pursuant to anti-dilution provisions contained in those warrants such that their per share exercise price reduced from $2.00 to $1.48. In addition to the adjustment to the exercise prices of the Series B Warrants and Series C Warrants, the aggregate number of shares issuable upon exercise of the Series B Warrants and the Series C Warrants increased to 3,609,261 and 408,032, from 2,365,528 and 267,074, respectively. For certain warrants issued prior to the Company’s initial public offering, the aggregate number of shares of Common Stock issuable increased from 281,042 to 379,792.

The fair value of the 4,265,122 warrants issued with the Series D Private Placement was $3,016,834 and was computed using the Black-Scholes option pricing model using the following assumptions:

	Warrants	Warrants	Warrants
	Issued on	Issued on	Issued on
	February 13, 2009	March 20, 2009	March 27, 2009

Stock price (prior day close)	$2.95	$1.41	$2.44
Exercise price	$2.60	$1.60	$1.60
Term in years	2.00	2.00	2.00
Volatility	110.14%	108.87%	111.57%
Annual rate of quarterly dividends	-	-	-
Discount rate- bond equivalent yield	0.89%	0.87%	0.90%
Discount due to limitations on marketability, liquidity and other credit factors	40%	40%	40%

The Company recorded a 40% reduction in the calculated value as shown above due to the restrictions on marketability, liquidity and other credit factors.  As these shares become registered securities or otherwise freely tradeable, this reduction will be adjusted as applied to fair market value calculations.

The exercise price of the warrants issued on February 13, 2009 was adjusted, pursuant to weighted-average anti-dilution provisions, to $1.60 as a result of the March 20, 2009 tranche of the Series D Private Placement.

The value assigned to the warrants could not exceed the value of the gross proceeds at the issuance date of each tranche of the offering.  As such, the value assigned to the warrants on the March 27, 2009 tranche of the Series D Private Placement was reduced to $789,000 which represents the gross proceeds from that tranche of the offering.

In addition, since the convertible preferred stock is convertible into shares of common stock, an embedded beneficial conversion feature was recorded as a discount to additional paid-in-capital in accordance with EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.”  However, the beneficial conversion feature is considered a deemed dividend, and since the Company has an accumulated deficit, there was no effect on the statement of stockholders’ equity.

For the three-months ending March 31, 2009, 344,858 Series B Preferred Shares were converted into 450,140 shares of common stock. At March 31, 2009, there were 2,816,116 outstanding Series B Preferred for which $40,506 in dividends had been accrued.

Note 4. Commitments and Contingencies

The Company has entered into various agreements with third parties and certain related parties in connection with the research and development activities of its existing product candidates as well as discovery efforts on potential new product candidates. These agreements include costs for research and development and license agreements that represent the Company's fixed obligations payable to sponsor research and minimum royalty payments for licensed patents. These amounts do not include any additional amounts that the Company may be required to pay under its license agreements upon the achievement of scientific, regulatory and commercial milestones that may become payable depending on the progress of scientific development and regulatory approvals, including milestones such as the submission of an investigational new drug application to the FDA and the first commercial sale of the Company's products in various countries. These agreements include costs related to manufacturing, clinical trials and preclinical studies performed by third parties. In addition, as described in Note 3, the Company may be required to deposit funds in the Sinking Fund if it receives certain sublicense income.

The Company is also party to three agreements that require it to make milestone payments, royalties on net sales of the Company's products and payments on sublicense income received by the Company. As of March 31, 2009, $350,000 in milestone payments have been made under one of these agreements.

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues for liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. For all periods presented, the Company is not a party to any pending material litigation or other material legal proceedings. From time to time in the ordinary course of business, the Company may be subject to claims brought against it. It is not possible to state the ultimate liability, if any, in these matters

The Company currently has operating lease commitments in place for facilities in Buffalo, New York and Chicago, Illinois as well as office equipment. The Company recognizes rent expense on a straight-line basis over the term of the related operating leases. The operating lease expenses recognized were $86,719 and $83,045 for the three-months ended March 31, 2009 and 2008, respectively.

Annual future minimum lease payments under present lease commitments are as follows.

		Operating
		Leases

2009	Remaining Three Quarters	$270,907
2010		343,656
2011		311,803
2012		144,375
2013		-

		$1,070,741

The Company has entered into stock option agreements with key employees, board members and consultants with exercise prices ranging from $0.66 to $17.00. These awards were approved by the Company’s Board of Directors. The options expire ten years from the date of grant except for 18,000 options that expire on December 31, 2012, subject to the terms applicable in the agreement.

The following tables summarize the stock option activity for the three-months ended March 31, 2009 and March 31, 2008:

		Weighted Average
	Shares	Exercise Price Per Share

Outstanding, December 31, 2008	1,948,874	$6.17
Granted	-	n/a
Exercised	10,132	$0.67
Forfeited, Canceled	3,313	$4.00
Outstanding, March 31, 2009	1,935,429	$6.20

		Weighted Average
	Shares	Exercise Price Per Share

Outstanding, December 31, 2007	1,011,740	$7.29
Granted	719,948	$4.89
Exercised	11,099	$1.87
Forfeited, Canceled	-	n/a
Outstanding, March 31, 2008	1,720,589	$6.32

The Company has entered into warrant agreements with strategic partners, consultants and investors with exercise prices ranging from $1.13 to $10.00. These awards were approved by the Company’s Board of Directors. The warrants expire between five and seven years from the date of grant, subject to the terms applicable in the agreement. A list of the total warrants awarded and exercised appears below:

		Weighted Average
	Warrants	Exercise Price Per Share

Outstanding, December 31, 2008	3,453,268	$8.86
Granted	4,265,122	$1.60
Exercise Price Adjustment		$(3.07)
Exercised	-	n/a
Forfeited, Canceled	-	n/a
Outstanding, March 31, 2009	7,718,390	$3.59

		Weighted Average
	Shares	Exercise Price Per Share

Outstanding, December 31, 2007	3,453,268	$8.86
Granted	-	n/a
Exercised	-	n/a
Forfeited, Canceled	-	n/a
Outstanding, March 31, 2008	3,453,268	$8.86

Immediately after the completion of the Series D Private Placement, pursuant to weighted-average anti-dilution provisions, the exercise prices of the Company’s Series B Warrants and Series C Warrants were adjusted, pursuant to weighted-average anti-dilution provisions, to $6.79 and $7.20, respectively, from the original exercise prices of $10.36 and $11.00.  Certain other warrants issued prior to the Company’s initial public offering were also adjusted pursuant to anti-dilution provisions contained in those warrants such that their per share exercise price reduced from $2.00 to $1.48. In addition to the adjustment to the exercise prices of the Series B Warrants, Series C Warrants, the aggregate number of shares issuable upon exercise of the Series B Warrants and the Series C Warrants increased to 3,609,261 and 408,032, from 2,365,528 and 267,074, respectively. For certain warrants issued prior to the Company’s initial public offering, the aggregate number of shares of Common Stock issuable increased from 281,042 to 379,792.

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

Note 5. Subsequent Events

No material subsequent events have occurred since the balance sheet date of March 31, 2009.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This management's discussion and analysis of financial condition and results of operations and other portions of this filing contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, results of our research and development, efforts and clinical trials, product demand, market acceptance and other factors discussed below and in the Company's other SEC filings, including its Annual Report on Form 10-K for the year ended December 31, 2008. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

On July 20, 2006, we sold 1,700,000 shares of common stock, par value $0.005 per share, in our initial public offering at a per share price of $6.00. After our initial public offering, our common stock was listed on the NASDAQ Capital Market under the symbol “CBLI” and on the Boston Stock Exchange under the symbol “CFB.” Our trading symbol on the Boston Stock Exchange was later changed to “CBLI.” On August 28, 2007, trading of our common stock transferred from the NASDAQ Capital Market to the NASDAQ Global Market. In September 2007, we ceased our listing on the Boston Stock Exchange.  On November 28, 2008, trading of our common stock transferred from the NASDAQ Global Market back to the NASDAQ Capital Market. The Company believes that it meets current listing requirements for the NASDAQ Capital Market as set forth by NASDAQ.

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

These drug candidates demonstrate the value of our scientific foundation. Based on the expedited approval process currently available for non-medical applications such as protection from exposure to radiation, our most advanced drug candidate, Protectan CBLB502, may be approved for such applications within 21 months. Another drug candidate, Curaxin CBLC102, demonstrated efficacy and safety in a Phase IIa clinical trial concluded in late 2008.

RESEARCH AND DEVELOPMENT

We are highly dependent on the success of our research and development efforts and, ultimately, upon regulatory approval and market acceptance of our products under development.

There are significant risks and uncertainties inherent in the preclinical and clinical studies associated with our research and development projects. As a result, the costs to complete such projects, as well as the period in which net cash outflows from such programs are expected to be incurred, may not be reasonably estimable. From our inception to March 31, 2009, we spent $45,759,603 on research and development.

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

•
Utilizing and developing other strategic relationships. We have collaborative relationships with other leading organizations that enhance our drug development and marketing efforts. For example, one of our founders, with whom we maintain a strategic partnership, is ChemBridge Corporation. Known for its medicinal chemistry expertise and synthetic capabilities, ChemBridge provides valuable resources to our drug development research.

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

Fourteen sets of patent applications have been filed over the past five years around various aspects and qualities of the protectan family of compounds. The first of these patents was granted in 2008 by the nine members of the Eurasian Patent Organization and two additional countries totaling eleven overall. The issued patent covers the method of protecting a mammal from radiation using flagellin or its derivatives, including Protectan CBLB502.

We spent $8,995,500 and $11,828,423 on research and development for protectans overall in the fiscal years ended December 31, 2008 and December 31, 2007, respectively. For the quarters ended March 31, 2009 and 2008 we spent $2,234,621 and $2,427,395, respectively.  From our inception to March 31, 2009, we spent $28,743,120 on research and development for protectans.

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

We spent $8,021,040 and $10,701,175 on research and development for Protectan CBLB502 in the fiscal years ended December 31, 2008 and December 31, 2007, respectively.  For the quarters ended March 31, 2009 and 2008 we spent $2,229,467, and $2,164,442 respectively on research and development for Protectan CBLB502.  From our inception to March 31, 2009, we spent $25,607,593 on research and development for Protectan CBLB502.

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

Prior to our receiving final FDA approval for Protectan CBLB502 for biodefense or non-medical applications, we will need to complete several interim steps, including:

•
Performing a Phase I dose-escalation human study on a small number of volunteers. We expect to complete this study in June 2009 due to testing of additional cohorts in order to achieve maximum confidence in the dose selected for the larger human safety study. The study has an approximate cost of $1,500,000 and is partially covered by a government contract.

•
Conducting pivotal animal efficacy studies with the GMP manufactured drug candidate. We expect to complete these studies in mid 2010. The studies have an approximate cost of $2,500,000 and are covered by a government development contract.

•
Performing a human safety study in a larger number of volunteers using the dose of Protectan CBLB502 previously shown to be safe in humans and efficacious in animals. We estimate completion of this study in late 2010 at an approximate cost of $5,300,000 based on 500 subjects tested in four locations. This study is also covered by a government development contract.

•	Filing a Biologic License Application, or BLA which we expect to complete in late 2010. At the present time, the costs of the filing cannot be approximated with any level of certainty.

In March 2008, the U.S. Department of Defense, or DoD, awarded us a contract valued at up to $8.9 million over eighteen months through the Chemical Biological Medical Systems Joint Project Management Office Broad Agency Announcement, or BAA, for selected tasks in the advanced development of Protectan CBLB502 as a Medical Radiation Countermeasure to treat radiation injury following exposure to radiation from nuclear or radiological weapons.

In September 2008, we were awarded a $774,183 grant from the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH), to further study certain mitigating properties of Protectan CBLB502 in the context of hematopoietic damage from radiation exposure. The grant program, Medical Countermeasures to Enhance Platelet Regeneration and Increase Survival Following Radiation Exposure, is funded through the Project BioShield Act of 2004 and administered by the Department of Health and Human Services.

In September 2008, the Biomedical Advanced Research and Development Authority (BARDA) of the Department of Health and Human Services (DHHS) awarded us a contract under the Broad Agency Announcement titled, "Therapies for Hematopoietic Syndrome, Bone Marrow Stromal Cell Loss, and Vascular Injury Resulting from Acute Exposure to Ionizing Radiation," for selected tasks in the advanced development of Protectan CBLB502. The total contract value including all milestone-based options is $13.3 million over a three-year period, with the first year's award of $3.4 million. BARDA seeks to acquire developed medical countermeasures that will be clinically useful in a civilian medical emergency situation that results from or involves exposure of a large population to the effects of a nuclear detonation, a radiologic dispersive device (such as a dirty bomb), or exposure to radioactive material with or without combined injury or trauma.

Protectan CBLB502's unprecedented efficacy, unique ability to address both hematopoietic and gastrointestinal damage, broad time window of use, and mitigation effects that do not require additional supportive care and set it apart from any other existing or potential therapies.

We spent $7,264,813 and $9,885,776 on research and development for the biodefense applications of Protectan CBLB502 in the fiscal years ended December 31, 2008 and December 31, 2007, respectively.  For the quarters ended March 31, 2009 and 2008 we spent $2,173,341 and $1,960,377 respectively on research and development for biodefense applications of Protectan CBLB502.  From our inception to March 31, 2009, we spent $23,774,537 on research and development for the biodefense applications of Protectan CBLB502.

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

Consistent with this strategy, we plan to initiate a Phase I/II study for Protectan CBLB502 in head and neck cancer patients in 2009. The primary endpoint of the study will be the reduction of toxicities of radiation and chemotherapy, such as mucositis (a painful inflammation and ulceration of oral mucosa causing difficulties with speaking and eating). Mucositis weakens the patient by not allowing for the oral intake of nutrients and fluids and forces the temporary suspension of radiotherapy and chemotherapy until the tissues of the mouth and throat have healed. Due to the ability of head and neck cancer cells to regrow during periods of interrupted treatment, any interruption in radiotherapy should be avoided. Since the main cause of treatment interruptions in radiotherapy or combinations of chemotherapy and radiotherapy treatment regimens of head and neck cancer is acute mucositis, the ability to prevent mucositis, and therefore, interruptions in treatment, could potentially result in better outcomes for patients with cancers of the head and neck.

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

We spent $756,227 and $815,399 on research and development for the medical applications of Protectan CBLB502 in the fiscal years ended December 31, 2008 and December 31, 2007, respectively. For the quarters ended March 31, 2009 and 2008, we spent $56,127 and $204,064 respectively on R&D for the medical applications of Protectan CBLB502.  From our inception to March 31, 2009, we spent $1,833,056 on research and development for the medical applications of Protectan CBLB502.

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

This discovery opens a new and innovative way for us to address a broad spectrum of human diseases, some of which currently lack effective treatment. Direct comparisons of Protectan CBLB612 and the market leading drug used for stimulation of blood regeneration, G-CSF (Neupogen® or Neulasta®, Amgen, Inc., Thousand Oaks, California), demonstrated a stronger efficacy of Protectan CBLB612 as a propagator and mobilizer of HSC in peripheral blood.

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

We spent $974,459 and $1,127,248 on research and development for Protectan CBLB612 in the fiscal years ended December 31, 2008 and December 31, 2007, respectively. For the quarters ended March 31, 2009 and 2008, we spent $5,153 and $262,954 respectively on R&D for Protectan CBLB612.  From our inception to March 31, 2009, we spent $3,135,528 on research and development for Protectan CBLB612. Further development and extensive testing will be required to determine its technical feasibility and commercial viability.

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

We spent $3,233,872 and $4,708,773 on research and development for curaxins overall in the fiscal years ended December 31, 2008 and December 31, 2007, respectively. For the quarters ended March 31, 2009 and 2008, we spent $268,261 and $872,646 respectively on R&D for curaxins.  From our inception to March 31, 2009, we spent $11,909,853 on research and development for curaxins.

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

We spent $1,741,194 and $2,712,521 on research and development for Curaxin CBLC102 in the fiscal years ended December 31, 2008 and December 31, 2007, respectively. For the quarters ended March 31, 2009 and 2008, we spent $147,177 and $469,853 respectively on research and development for Curaxin CBLC102.  From our inception to March 31, 2009, we spent $6,613,659 on research and development for Curaxin CBLC102.

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

As a result of this comprehensive hit-to-lead optimization program, we have developed CBLC137, which is a drug candidate with proprietary composition of matter intellectual property protection belonging to our next generation of highly improved curaxins. CBLC137 has demonstrated reliable anti-tumor effects in animal models of colon, breast, renal and prostate cancers.  CBLC137 has favorable pharmacological characteristics, is suitable for oral administration and demonstrates a complete lack of genotoxicity.  It shares all of the positive aspects of CBLC102, but significantly exceeds the former compound’s activity and efficacy in preclinical tumor models.  Further development of CBLC137 will continue upon achieving sufficient funding for completing pre-clinical development and a Phase I study.

We spent $1,492,678 and $1,996,252 on research and development for other curaxins in the fiscal years ended December 31, 2008 and December 31, 2007, respectively.  For the quarters ended March 31, 2009 and 2008, we spent $121,084 and $402,792 respectively on R&D for other curaxins.  From our inception to March 31, 2009, we spent $5,296,194 on research and development for other curaxins.

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

On March 16, 2007, we consummated a transaction with various accredited investors pursuant to which we agreed to sell to the investors, in a private placement, an aggregate of approximately 4,288,712 shares of Series B Convertible Preferred Stock, par value $0.005 per share, and Series B Warrants to purchase approximately 2,144,356 shares of our common stock pursuant to a Securities Purchase Agreement of the same date. As of March 31, 2009, 1,762,894 shares of Series B Preferred were converted and $2,119,741 in dividends earned were paid. At March 31, 2009 there were 2,816,116 remaining outstanding Series B Preferred shares for which $40,506 in dividends had been accrued.

On February 13, 2009, March 20, 2009, and March 27, 2009, we entered into Purchase Agreements with various Purchasers, pursuant to which we agreed to sell to the Purchasers an aggregate of 542.84 shares of Series D Preferred and Warrants to purchase an aggregate of 3,877,386 shares of the Company’s Common Stock, par value $0.005 per share.  The Warrants have a seven-year term and an exercise price of $1.60. Each share of Series D Preferred is convertible into approximately 7,143 shares of Common Stock, subject to the adjustment as described below.

The aggregate purchase price paid by the Purchasers for the Series D Preferred and the Warrants was approximately $5,428,307 (representing $10,000 for each Share together with a Warrant).  After related fees and expenses, we received net proceeds of approximately $4,460,000.  We intend to use the proceeds for working capital purposes.

In consideration for its services as exclusive placement agent, GSS received cash compensation and Warrants to purchase an aggregate of approximately 387,736 shares of Common Stock.  In the aggregate, Series D Preferred and Warrants issued in the transaction (including those issued to GSS) are convertible into, and exercisable for, approximately 8,142,508 shares of Common Stock. Each share of Series D Preferred is convertible into a number of shares of Common Stock equal to (1) the stated value of the share ($10,000), divided by (2) the Conversion Price ($1.40, subject to adjustment as discussed below).

The Series D Preferred ranks junior to our Series B Preferred and senior to all our shares of Common Stock and other capital stock.

If we do not meet certain milestones, the Conversion Price will, unless the closing price of the Common Stock is greater than $3.69 on the date the Milestone is missed, be reduced to 80% of the Conversion Price in effect on that date.  In addition to the Milestone Adjustment, (a) on August 13, 2009 , the Conversion Price shall be reduced to 95% of the then Conversion Price, and (b) on each three-month anniversary of August 13, 2009, the then Conversion Price shall be reduced by $0.05 until maturity.  The Conversion Price is also subject to proportional adjustment in the event of any stock split, stock dividend, reclassification or similar event with respect to the Common Stock and to anti-dilution adjustment in the event of any Dilutive Issuance.

If the closing price for each of any 20 consecutive trading days after the effective date of the initial registration statement filed pursuant to the Registration Rights Agreement exceeds 300% of the then effective Conversion Price and various other equity conditions are satisfied, the Series D Preferred will automatically convert into shares of Common Stock.

At any time after February 13, 2012, we may, if various equity conditions are satisfied, elect either to redeem any outstanding Series D Preferred in cash or to convert any outstanding Series D Preferred into shares of Common Stock at the conversion rate then in effect.

If we receive any cash funds after February 13, 2009 from fees, royalties or revenues as a result of the license of any of our intellectual property, cash funds from development grants from any government agency for the development of anti-cancer applications of any of our curaxin compounds or anti-cancer or biodefense applications for our CBLB502 compound  or we allocate cash proceeds to our escrow account,  then we must deposit 40% of the IP Proceeds, 20% of the Governmental Grant Proceeds and any cash proceeds into an escrow account.  At any time after the later of the Effective Date and the six-month anniversary of the initial contribution by us to the Sinking Fund, but no more than once in every six-month period, we will be required to use the funds then in the escrow account to redeem outstanding shares of Series D Preferred, from the holders on a pro rata basis, at a premium of 15% to the stated value through February 13, 2010, and 20% thereafter.

Immediately after the completion of the transactions contemplated by the Purchase Agreements, the conversion price of the Company’s Series B Preferred was adjusted, pursuant to weighted-average anti-dilution provisions, to $4.67, causing the conversion rate of Series B Preferred into Common Stock to change to approximately 1-to-1.49893.  In addition, the exercise prices of the Company’s Series B Warrants and Series C Warrants were adjusted, pursuant to weighted-average anti-dilution provisions, to $6.79 and $7.20, respectively, from the original exercise prices of $10.36 and $11.00.    In addition to the adjustment to the exercise prices of the Series B Warrants and the Series C Warrants, the aggregate number of shares issuable upon exercise of the Series B Warrants and the Series C Warrants increased to 3,609,261   and 408,032, respectively, from 2,365,528 and 267,074. Certain other warrants issued prior to the Company’s initial public offering were also adjusted pursuant to anti-dilution provisions contained in those warrants such that their per share exercise price reduced from $2.00 to $1.48 and the aggregate number of shares of Common Stock issuable increased from approximately 281,042 to approximately 379,792.

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

Note 2 to our financial statements includes disclosure of our significant accounting policies. While all decisions regarding accounting policies are important, we believe that our policies regarding revenue recognition, research and development expenses, intellectual property related costs, stock-based compensation expense and fair value measurements could be considered critical.

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

Research and Development Expenses

Research and development costs are expensed as incurred. These expenses consist primarily of our proprietary research and development efforts, including salaries and related expenses for personnel, costs of materials used in our research and development costs of facilities and costs incurred in connection with our third-party collaboration efforts. Pre-approved milestone payments made by us to third parties under contracted research and development arrangements are expensed when the specific milestone has been achieved. As of March 31, 2009, $50,000 has been paid to CCF for milestone payments relating to the filing of an IND with the FDA for Curaxin CBLC102, $250,000 has been paid to CCF as a result of commencing Phase II clinical trials for Curaxin CBLC102 and $50,000 has been paid to CCF relating to the filing of an IND with the FDA for Protectan CBLB502. Once a drug receives regulatory approval, we will record any subsequent milestone payments in identifiable intangible assets, less accumulated amortization, and amortize them evenly over the remaining agreement term or the expected drug life cycle, whichever is shorter. We expect our research and development expenses to increase as we continue to develop our drug candidates.

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

Through December 31, 2008, we capitalized $733,051 in expenditures associated with the preparation, filing and maintenance of certain of our patents, which were incurred through the year ended December 31, 2008. We capitalized an additional $39,402 and wrote off $23,984 of previously capitalized expenditures relating to these costs incurred for the three months ended March 31, 2009, resulting in a balance of capitalized intellectual property totaling $748,468.

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

During the three months ended March 31, 2009, the Company granted no stock options. The Company recognized a total of $101,563 in expense related to options for the three months ended March 31, 2009.  The Company also recaptured $37,878 of previously recognized expense due to the stock option forfeitures

For the three months ended March 31, 2009 the Company also recognized a total of $202,083 expense for shares issued under the Plan and a total of $8,333 in expense related to the amortization of restricted shares.

During the quarters ended March 31, 2009 and 2008, the Company granted 0 and 719,948 additional stock options pursuant to stock award agreements, respectively. We recognized a total of $63,685 and ($731,348) in expense related to options for the quarters ended March 31, 2009 and 2008, respectively.  The weighted average, estimated grant date fair values of stock options granted during the quarters ended March 31, 2009 and 2008 was $0 and $2.86, respectively.

Fair Value Measurement

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

SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring a company to develop its own assumptions.  The Company does not have any significant assets or liabilities measured at fair value using Level 1 or Level 3 inputs as of March 31, 2009.

The Company analyzed all financial instruments with features of both liabilities and equity under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

The Company carries the warrants issued in the Series D Private Placement at fair value totaling $4,401,606 and $0 as of March 31, 2009 and December 31, 2008, respectively.  The Company recognized a fair value measurement loss of $1,384,772 and $0 for the quarters ended March 31, 2009 and March 31, 2008, respectively.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheets at fair value in accordance with SFAS 157.

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

Results of Operations

Our operating results for the past three fiscal years have been nominal. The following table sets forth our statement of operations data for the quarter ended March 31, 2009 and 2008, and the years ended December 31, 2008 and December 31, 2007, and should be read in conjunction with our financial statements and the related notes appearing elsewhere in this filing and in our Annual Report on Form 10-K for the year ended December 31, 2008.

	Quarter	Quarter	Year Ended	Year Ended
	Ended	Ended	December 31,	December 31,
	31-Mar-09	31-Mar-08	2008	2007
	(unaudited)	(unaudited)
Revenues	$2,309,731	$676,324	$4,705,597	$2,018,558
Operating expenses	3,624,771	4,744,500	19,050,965	27,960,590
Other expense (income)	1,647,237	47,002	(59,597)	2,058,236
Net interest expense (income)	(3,348)	(145,127)	(259,844)	(1,003,766)

Net income (loss)	$(2,958,929)	$(3,970,051)	$(14,025,927)	$(26,996,502)

The following table summarizes research and development expenses for the quarters ended March 31, 2009 and 2008 and the years ended December 31, 2008 and 2007 and since inception:

	Quarter	Quarter	Year Ended	Year Ended	Total
	Ended	Ended	December 31,	December 31,	Since
	31-Mar-09	31-Mar-08	2008	2007	Inception
	(unaudited)	(unaudited)

Research and development	$2,502,881	$3,551,386	$13,160,812	$17,429,652	$45,759,603

General	$ $ -	$251,345	$931,441	$892,456	$5,106,630
Protectan CBLB502 - medical applications	$2,173,341	$1,960,377	$7,264,813	$9,885,776	$23,774,537
Protectan CBLB502 - non-medical applications	$56,127	$204,064	$756,227	$815,399	$1,833,056
Protectan CBLB612	$5,153	$262,954	$974,459	$1,127,248	$3,135,527
Curaxin CBLC102	$147,177	$469,853	$1,741,194	$2,712,521	$6,613,659
Other Curaxins	$121,084	$402,792	$1,492,678	$1,996,252	$5,296,194

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenue

Revenue increased from $676,324 for the three months ended March 31, 2008 to $2,309,731 for the three months ended March 31, 2009 representing an increase of $1,633,407 or 141.5% resulting primarily from an increase in revenue from various federal grants and contracts including the Department of Defense and BARDA contracts.

See the table below for further details regarding the sources of our government grant and contract revenue:

				Revenue	Revenue	Revenue
				2009	2008	2008
			Period of	(thru	(thru
Agency	Program	Amount	Performance	March 31)	March 31)
				(unaudited)	(unaudited)
DoD	DTRA Contract	$1,263,836	03/2007-02/2009	$1,024	$323,826	$613,901
NIH	Phase II NIH SBIR program	$750,000	07/2006-06/2008	$-	$77,971	$77,971
NY State/RPCI	Sponsored Research Agreement	$3,000,000	03/2007-02/2012	$24,660	$90,749	$305,298
NIH	NCI Contract	$750,000	09/2006-08/2008	$-	$63,778	$219,618
DoD	DOD Contract	$8,900,000	05/2008 - 09/2009	$1,180,463	$-	$2,938,357
HHS	BARDA Contract	$13,300,000	09/2008-09/2011	$702,188	$-	$219,412
NIH	NIAID Grant	$774,183	09/2008-02/2010	$401,396	$-	$211,040
			Totals	$2,309,731	$556,324	$4,585,597

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

Operating expenses decreased from $4,744,500 for the three-months ended March 31, 2008 to $3,624,771 for the three-months ended March 31, 2009, a decrease of $1,119,729 or 23.6%.  We recognized a total of $274,101 of non-cash, stock-based compensation for the three-months ended March 31, 2009 compared to ($192,626) for the three-months ended March 31, 2008.  If these non-cash, stock-based compensation expenses were excluded, operating expenses would have decreased from $4,937,126 for the three-months ended March 31, 2008 to $3,350,670 for the three-months ended March 31, 2009.  This represents a decrease in operating expenses of $1,586,456 or 32.1% as explained below.

Research and development costs decreased from $3,551,386 for the three-months ended March 31, 2008 to $2,502,881 for the three-months ended March 31, 2009. This represents a decrease of $1,048,505 or 29.5%. We recognized a total of $45,958 of R&D non-cash, stock based compensation for the three-months ended March 31, 2009 compared to $46,862 for the three-months ended March 31, 2008.  Without the non-cash, stock-based compensation, the R&D expenses decreased from $3,504,524 for the three-months ended March 31, 2008 to $2,456,923 for the three-months ended March 31, 2008; a decrease of $1,047,601 or 29.9%.  The lower research and development expenses were a result of cost containment efforts and focusing research and development efforts on a more select number of projects.

Selling, general and administrative costs decreased from $1,193,114 for the three-months ended March 31, 2008 to $1,121,890 for the three-months ended March 31, 2009.  This represents a decrease of $71,224 or 6.0%.  We recognized a total of  $228,143 of non-cash, stock-based compensation under selling, general and administrative costs for the three-months ended March 31, 2009 compared to ($239,488) for the three-months ended March 31, 2008. Without the non-cash, stock-based compensation, the selling, general and administrative expenses decreased from $1,432,602 for the three-months ended March 31, 2008 to $893,747 for the three months ended March 31, 2009; a decrease of $538,855 or 37.6%.  The lower general and administrative expenses were incurred as a result of cost containment efforts.

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

Operating expenses decreased from $27,960,590 for the year ended December 31, 2007 to $19,050,965 for the year ended December 31, 2008. This represents a decrease of $8,909,625 or 31.9%. We recognized a total of $1,527,598 of non-cash compensation for stock based compensation for the year December 31, 2008 compared to $7,789,305 for the year ended December 31, 2007. If these non-cash stock based compensation expenses were excluded, operating expenses would have decreased from $20,171,285 for the year ended December 31, 2007 to $17,523,367 for the year ended December 31, 2008. This represents a decrease in operating expenses of $2,647,918 or 15.1% as explained below.

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

The following table summarizes research and development expenses for the years ended December 31, 2008, 2007 and 2006 and since inception:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Total Since Inception

Research and development	$13,160,812	$17,429,652	$6,989,804	$43,256,722

General	$931,441	$892,456	$378,113	$5,106,630
Protectan CBLB502 - non-medical applications	$7,264,813	$9,885,776	$3,574,593	$21,601,196
Protectan CBLB502 - medical applications	$756,227	$815,399	$144,369	$1,776,929
Protectan CBLB612	$974,459	$1,127,248	$466,715	$3,130,374
Curaxin CBLC102	$1,741,194	$2,712,521	$1,372,998	$6,466,483
Other Curaxins	$1,492,678	$1,996,252	$1,053,016	$5,175,110

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

Liquidity and Capital Resources

We have incurred annual operating losses since our inception, and, as of March 31, 2009, we had an accumulated deficit of $59,474,080. Our principal sources of liquidity have been cash provided by sales of our securities and government grants, contracts and agreements. Our principal uses of cash have been research and development and working capital. We expect our future sources of liquidity to be primarily government grants, equity financing, licensing fees and milestone payments in the event we enter into licensing agreements with third parties, and research collaboration fees in the event we enter into research collaborations with third parties.

Net cash used in operating activities totaled $1,412,073 for the three months ended March 31, 2009, compared to $4,243,435 used in operating activities for the three months ended March 31, 2008. Net cash used in operating activities totaled $12,121,102 for the year ended December 31, 2008, compared to $16,607,922 used in operating activities for the same period in 2007. For all periods, the decrease in cash used was primarily attributable to cost containment efforts and a more focused effort in research and development.

Net cash provided by investing activities was $949,057 for the three months ended March 31, 2009 and net cash used in investing activities was $205,813 for the three months ended March 31, 2008. Net cash used in investing activities was $558,407 for the year ended December 31, 2008 and $442,523 used for the same period in 2007. The increase in cash provided by investing activities resulted primarily from the sale of a short term investment.

Net cash used in financing activities totaled $3,898,184 for the three months ended March 31, 2009, compared to net cash used in financing activities of $660,558 for the three months ended March 31, 2008.  The increase in cash provided by financing activities was attributed to the issuance of the Series D Preferred Shares and Warrants as compared to the cash used in financing activities to pay dividends on the Series B preferred during the first three months of 2008. Net cash used in financing activities totaled $1,232,831 for the year ended December 31, 2008, compared to $28,200,591 provided by financing activities for the year ended December 31, 2007. This decrease in cash provided by financing activities was attributed to the payment of dividends on the Series B preferred as compared to the proceeds from the issuance of Series B Preferred in connection with our Series B private placement offering in 2007.

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

As of March 31, 2009, we have paid $50,000 for the milestone payment relating to the filing of the IND application for Curaxin CBLC102, $250,000 for commencing Phase II clinical trials for Curaxin CBLC102 and $50,000 for the filing of an IND application for Protectan CBLB502.  The $50,000 milestone payment for Curaxin CBLC102 was made May 3, 2007, the $250,000 milestone was paid on August 21, 2007 and the $50,000 milestone for Protectan CBLB502 was made on August 27, 2008 as per the terms of the agreement.

Our agreement with the CCF also provides for payment by us to CCF of royalty payments calculated as a percentage of the net sales of the drug candidates ranging from 1-2%, and sublicense royalty payments calculated as a percentage of the royalties received from the sublicenses ranging from 5-35%. However, any royalty payments and sublicense royalty payments assume that we will be able to commercialize our drug candidates, which are subject to numerous risks and uncertainties, including those associated with the regulatory approval process, our research and development process and other factors. Each of the above milestone payments, royalty payments and sublicense royalty payments was accrued until CCF owns less than five percent of our common stock on a fully-diluted basis or we receive more than $30,000,000 in funding and/or revenues from sources other than CCF, which have occurred with the completion of the private offering in March 2007.

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

Impact of Exchange Rate Fluctuations

We believe that our results of operations are somewhat dependent upon moderate changes in foreign currency exchange rates. We have entered into a manufacturing agreement with a foreign third party to produce one of its drug compounds and are required to make payments in the foreign currency. Currently, our exposure primarily exists with the Euro and the Great British Pound or GBP. As of March 31, 2009, we are obligated to make payments under the agreement of 784,102 Euros and 88,673 GBP. We also expect to enter into additional agreements with foreign third parties, increasing the risk. As a result, our financial results could be affected by changes in foreign currency exchange rates. We have established means to purchase forward contracts to hedge against this risk. As of March 31, 2009, the Company has commitments of $1,039,641 for Euros and $126,714 fpr GBP given prevailing foreign currency exchange spot rates.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4: Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

 As of March 31, 2009, we were not a party to any litigation or other legal proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Previously reported on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2009.

(b) None.

(c) None.

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

CLEVELAND BIOLABS, INC.

Dated: May 14, 2009	By:	/s/ MICHAEL FONSTEIN
Michael Fonstein Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2009	By:	/s/ JOHN A. MARHOFER, JR.
John A. Marhofer, Jr. Chief Financial Officer (Principal Financial Officer)