Form 10-Q
period 2009-06-30
CLEVELAND BIOLABS INC
filed 2009-08-13
CIK 1318641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 10, 2009, there were 16,211,575 shares outstanding of registrant's common stock, par value $0.005 per share

CLEVELAND BIOLABS INC
10-Q
8/13/2009

In this report, “Cleveland BioLabs,” “CBLI,” “we,” “us” and “our” refer to Cleveland BioLabs, Inc. Our common stock, par value $0.005 per share is referred to as “common stock.”

CLEVELAND BIOLABS, INC.

BALANCE SHEETS

June 30, 2009 (unaudited) and December 31, 2008

	June 30
	2009	December 31
	(unaudited)	2008
ASSETS

CURRENT ASSETS
Cash and equivalents	$1,307,724	$299,849
Short-term investments	-	1,000,000
Accounts receivable:
Trade	3,035,798	1,043,821
Interest	-	9,488
Other prepaid expenses	187,346	510,707
Total current assets	4,530,868	2,863,865

EQUIPMENT
Computer equipment	314,058	309,323
Lab equipment	1,124,277	1,102,465
Furniture	333,980	312,134
	1,772,315	1,723,922
Less accumulated depreciation	818,384	637,840
	953,931	1,086,082

OTHER ASSETS
Intellectual property	781,964	733,051
Deposits	23,482	23,482
	805,446	756,533

TOTAL ASSETS	$6,290,245	$4,706,480

CLEVELAND BIOLABS, INC.

BALANCE SHEETS

June 30, 2009 (unaudited) and December 31, 2008

	June 30
	2009	December 31
	(unaudited)	2008
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$958,067	$1,101,961
Deferred revenue	2,336,974	2,365,312
Dividends payable	199,945	321,293
Accrued expenses	165,913	379,653
Accrued warrant liability	8,470,532	-
Total current liabilities	12,131,431	4,168,219

STOCKHOLDERS' EQUITY
Preferred stock, $.005 par value
Authorized - 10,000,000 shares at June 30, 2009
and December 31, 2008
Series B convertible preferred stock,
Issued and outstanding 1,967,116 and 3,160,974
shares at June 30, 2009 and December 31, 2008, respectively	9,836	15,805
Series D convertible preferred stock,
Issued and outstanding 542.84 and 0
shares at June 30, 2009 and December 31, 2008, respectively	3	-
Common stock, $.005 par value
Authorized - 80,000,000 and 40,000,000 shares at June 30, 2009 and December 31, 2008, respectively
Issued and outstanding 15,753,057 and 13,775,805
shares at June 30, 2009 and December 31, 2008, respectively	78,765	68,879
Additional paid-in capital	60,243,493	56,699,750
Accumulated deficit	(66,173,283)	(56,246,173)
Total stockholders' equity (deficit)	(5,841,186)	538,261

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,290,245	$4,706,480

CLEVELAND BIOLABS, INC.

STATEMENT OF OPERATIONS

Three and Six Months Ending June 30, 2009 and 2008 (unaudited)

	Three Months Ended		Six Months Ended

	June 30	June 30	June 30	June 30
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Grant and contract	$4,184,978	$674,376	$6,494,709	$1,230,700
Service	-	-	-	120,000
	4,184,978	674,376	6,494,709	1,350,700

OPERATING EXPENSES
Research and development	4,772,100	2,682,703	7,274,982	6,234,089
Selling, general and administrative	1,837,136	1,992,536	2,959,026	3,185,650
Total operating expenses	6,609,236	4,675,239	10,234,008	9,419,739

LOSS FROM OPERATIONS	(2,424,258)	(4,000,863)	(3,739,299)	(8,069,039)

OTHER INCOME
Interest income	11,949	50,016	17,257	195,143
Buffalo relocation reimbursement	-	220,000	-	220,000
Sublease revenue	4,505	2,657	9,011	5,313
Gain on disposal of fixed assets	-	-	-	1,394
Gain on investment	-	-	-	3,292
Total other income	16,454	272,673	26,268	425,142

OTHER EXPENSE
Warrant issuance costs	-	-	266,970	-
Corporate relocation	-	79,361	-	133,705
Interest expense	-	-	1,960	-
Change in value of warrant liability	4,068,926	-	5,453,699	-
Total other expense	4,068,926	79,361	5,722,629	133,705

NET LOSS	$(6,476,730)	$(3,807,551)	$(9,435,660)	$(7,777,602)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(222,472)	(264,160)	(491,451)	(580,446)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(6,699,202)	$(4,071,711)	$(9,927,111)	$(8,358,048)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS PER SHARE OF COMMON STOCK - BASIC AND DILUTED	$(0.45)	$(0.30)	$(0.69)	$(0.63)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN CALCULATING NET LOSS PER SHARE, BASIC AND DILUTED	14,789,062	13,491,493	14,342,277	13,318,744

CLEVELAND BIOLABS, INC.

STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2009 and 2008 (unaudited)

	June 30	June 30
	2009	2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,435,660)	$(7,777,602)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	180,543	157,066
Noncash salaries and consulting expense	1,703,564	770,931
Loss on abandoned patents	23,984	-
Series D warrant issuance costs	266,970	-
Change in value of warrant liability	5,453,699	-
Changes in operating assets and liabilities:
Accounts receivable - trade	(1,991,978)	(749,578)
Accounts receivable - interest	9,488	12,026
Other prepaid expenses	323,361	19,403
Deposits	-	(881)
Accounts payable	(143,893)	(122,423)
Deferred revenue	(28,338)	845,288
Accrued expenses	(213,740)	(147,904)
Milestone payments	-	50,000
Total adjustments	5,583,660	833,928
Net cash (used in) provided by operating activities	(3,852,000)	(6,943,674)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of short-term investments	1,000,000	-
Purchase of equipment	(48,393)	(128,236)
Costs of patents pending	(72,897)	(219,980)
Net cash (used in) provided by investing activities	878,710	(348,216)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series D preferred stock and warrants	5,428,307	-
Financing costs on Series D preferred stock	(720,175)	-
Series D warrant issuance costs	(266,970)	-
Dividends	(612,799)	(671,664)
Exercise of stock options	152,802	3,836
Net cash (used in) provided by financing activities	3,981,165	(667,828)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,007,875	(7,959,718)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	299,849	14,212,189

CASH AND EQUIVALENTS AT END OF PERIOD	$1,307,724	$6,252,471

CLEVELAND BIOLABS, INC.

STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2009 and 2008 (unaudited)

Supplemental schedule of noncash financing activities:
Issuance of stock options to employees, consultants, and independent board members	$1,221,026	$-
Conversion of Series B preferred stock to common stock	$7,521,305	$3,492,052
Expense recapture of expense for options expensed in 2007 but issued in 2008	$-	$(1,459,425)
Expense recapture of expense for options that were nonvested and forfeited	$(37,878)	$-
Issuance of shares to consultants and employees	$503,842	$563,200
Accrual of Series B preferred stock dividends	$491,451	$305,251
Amortization of restricted shares issued to employees	$16,574	$93,525

CLEVELAND BIOLABS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Period From January 1, 2008 to December 31, 2008 and to June 30, 2009 (unaudited)

	Stockholders' Equity

	Common Stock

	Shares	Amount
Balance at January 1, 2008	12,899,241	$64,496
Issuance of options	-	-
Partial recapture of expense for options expensed in 2007 but issued in 2008	-	-
Issuance of restricted shares	130,000	650
Restricted stock awards	-	-
Exercise of options	37,271	186
Conversion of Series B Preferred Shares to Common	709,293	3,547
Dividends on Series B Preferred shares	-	-
Net Loss	-	-
Balance at December 31, 2008	13,775,805	$68,879

Issuance of options	-	-
Issuance of restricted shares	167,540	838
Recapture of expense for nonvested options forfeited	-	-
Restricted stock awards		-
Exercise of options	86,981	435
Conversion of Series B Preferred Shares to Common	1,722,731	8,614
Dividends on Series B Preferred shares	-	-
Issuance of shares - Series D financing	-	-
Allocation of financing proceeds to fair value of Series D warrants	-	-
Fees associated with Series D Preferred offering	-	-
Net Loss	-	-
Balance at June 30, 2009	15,753,057	$78,766

CLEVELAND BIOLABS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Period From January 1, 2008 to December 31, 2008 and to June 30, 2009 (unaudited)

Stockholders' Equity

Preferred Stock

	Series B	Amount	Series D	Amount

Balance at January 1, 2008	3,870,267	$19,351	-	$-
Issuance of options	-	-	-	-
Partial recapture of expense for options expensed in 2007 but issued in 2008	-	-	-	-
Issuance of restricted shares	-	-	-	-
Restricted stock awards	-	-	-	-
Exercise of options	-	-	-	-
Conversion of Series B Preferred Shares to Common	(709,293)	(3,547)	-	-
Dividends on Series B Preferred shares	-	-	-	-
Net Loss	-	-	-	-
Balance at December 31, 2008	3,160,974	$15,805	-	$-

Issuance of options	-	-	-	-
Issuance of restricted shares	-	-	-	-
Recapture of expense for nonvested options forfeited	-	-	-	-
Restricted stock awards	-	-	-	-
Exercise of options	-	-	-	-
Conversion of Series B Preferred Shares to Common	(1,193,858)	(5,969)	-	-
Dividends on Series B Preferred shares	-	-	-	-
Issuance of shares - Series D financing	-	-	543	3
Allocation of financing proceeds to fair value of Series D warrants	-	-	-	-
Fees associated with Series D Preferred offering	-	-	-	-
Net Loss	-	-	-	-
Balance at June 30, 2009	1,967,116	$9,836	543	$3

CLEVELAND BIOLABS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Period From January 1, 2008 to December 31, 2008 and to June 30, 2009 (unaudited)

	Stockholders' Equity
	Additional	Other			Comprehensive
	Paid-in	Comprehensive	Accumulated		Income
	Capital	Income/(Loss)	Deficit	Total	(Loss)

Balance at January 1, 2008	$55,148,608	$-	$(41,038,212)	$14,194,244
Issuance of options	2,287,803	-	-	2,287,803
Partial recapture of expense for options expensed in 2007 but issued in 2008	(1,459,425)	-	-	(1,459,425)
Issuance of restricted shares	625,850	-	-	626,500
Restricted stock awards	72,722	-	-	72,722
Exercise of options	24,191	-	-	24,378
Conversion of Series B Preferred Shares to Common	-	-	-	-
Dividends on Series B Preferred shares	-	-	(1,182,033)	(1,182,033)
Net Loss	-	-	(14,025,927)	(14,025,927)	$(14,025,927)
Balance at December 31, 2008	$56,699,750	$-	$(56,246,172)	$538,261

Issuance of options	1,221,026	-	-	1,221,026
Issuance of restricted shares	503,004	-	-	503,842
Recapture of expense for nonvested options forfeited	(37,878)	-	-	(37,878)
Restricted stock awards	16,574	-	-	16,574
Exercise of options	152,367	-	-	152,802
Conversion of Series B Preferred Shares to Common	(2,645)	-	-	-
Dividends on Series B Preferred shares	-	-	(491,451)	(491,451)
Issuance of shares - Series D financing	5,428,304	-	-	5,428,307
Allocation of financing proceeds to fair value of Series D warrants	(3,016,834)			(3,016,834)
Fees associated with Series D Preferred offering	(720,175)	-	-	(720,175)
Net Loss	-	-	(9,435,660)	(9,435,660)	$(9,435,660)
Balance at June 30, 2009	$60,243,492	$-	$(66,173,283)	$(5,841,186)

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

In March 2009, the Company secured additional financing by issuing additional convertible preferred shares with warrants. The Company continues to explore other investment or licensing arrangements and also plans to submit proposals for government contracts and grants over the next two years totaling over $30 million. Many of the proposals will be submitted to government agencies that have awarded contracts and grants to the Company in the recent past.  Finally, the Company has implemented cost containment efforts that permit the incurrence of those costs that are properly funded, either through a government contract or grant or other capital sources such as direct investment.  It is expected that the successful implementation of the financing and cost containment efforts identified above will allow the Company to continue to realize its assets and liquidate its liabilities in the ordinary course of business.

Note 2. Summary of Significant Accounting Policies

A.
Basis of Presentation - The information at June 30, 2009 and June 30, 2008, and for the three months and six months ended June 30, 2009 and June 30, 2008, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with CBLI’s audited financial statements for the year ended December 31, 2008, which were contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

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

D.
Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements and according to terms of government contracts and grants, which generally require payment within 30 days. Management estimates an allowance for doubtful accounts which is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections. There is no allowance for doubtful accounts as of June 30, 2009 and December 31, 2008.

E.
Equipment - Equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally five years) using the straight-line method. Leasehold improvements are depreciated on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Major expenditures for renewals and betterments are capitalized and depreciated. Depreciation expense was $88,945 and $80,256 for the three months ended June 30, 2009 and 2008, respectively.  Depreciation expense was $180,543 and $157,066 for the six months ended June 30, 2009 and 2008, respectively.

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

A portion of this intellectual property is owned by the Cleveland Clinic Foundation, or CCF, and granted to the Company through an exclusive licensing agreement. As part of the licensing agreement, CBLI agrees to bear the costs associated with the preparation, filing and maintenance of patent applications relating to this intellectual property. Gross capitalized patents pending costs were $640,840 and $629,363 for twelve and thirteen patent applications as of June 30, 2009 and December 31, 2008, respectively. All of the CCF patent applications are still pending approval.  During 2009, the Company abandoned one patent application due to developing an improved drug for the same application and expensed $23,984 in selling, general and administrative expenses.

The Company also has submitted six patent applications as a result of intellectual property exclusively developed and owned by the Company. Gross capitalized patents pending costs were $141,124 and $103,688 for six and five patent applications as of June 30, 2009 and December 31, 2008, respectively. The patent applications are still pending approval.

H.
Line of Credit - The Company has a working capital line of credit that carries an interest rate of prime, a borrowing limit of $1,000,000 and a requirement that draw-downs be fully secured by short term investments and money market accounts. This credit line expires on September 25, 2009. At June 30, 2009 and December 31, 2008, there were no outstanding borrowings under this credit facility.

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

These warrants carry a seven-year term and are fully exercisable for common shares of the Company at $1.60 per share.  The Company has a balance in accrued warrant liability of $8,470,532 and $0 at June 30, 2009 and December 31, 2008, respectively.

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

SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring a company to develop its own assumptions.  The Company does not have any significant assets or liabilities measured at fair value using Level 1 or Level 2 inputs as of June 30, 2009.

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

The Company carries its warrants issued in connection with the Series D Private Placement at fair value totaling $8,470,532 and $0 as of June 30, 2009 and December 31, 2008, respectively.  The Company used Level 3 inputs for its valuation methodology for the warrant liability, and their fair values were determined using the Black-Scholes option pricing model based on the following assumptions:

Warrant
Value at
June 30, 2009

Stock price	$4.31
Exercise price	$1.60
Term in years	1.75
Volatility	121.92%
Annual rate of quarterly dividends	-
Discount rate- bond equivalent yield	0.80%
Discount due to limitations on marketability, liquidity and other credit factors	40.00%

	Fair Value	Fair Value Measurements at
	As of	June 30, 2009
	June 30, 2009	Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant liability	$8,470,532			$8,470,532

The Company recognized a fair value measurement loss of $4,068,926 and $0 for the three months ended June 30, 2009 and June 30, 2008, respectively.  The Company recognized a fair value measurement loss of $5,453,699 and $0 for the six months ended June 30, 2009 and June 30, 2008, respectively.

The Company does not have any other non-recurring assets and liabilities that are required to be presented on the balance sheets at fair value in accordance with SFAS 157.

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

The Company recognizes revenue related to the funds received from the State of New York under the sponsored research agreement with the Roswell Park Cancer Institute (“RPCI”) in accordance with SFAS 116 and as described in Note 2.M.  The principles of SFAS 116 result in the recognition of revenue as allowable costs are incurred. The Company recognizes revenue on research laboratory services and the subsequent use of related equipment. The amount paid as a payment toward future services related to the equipment is recognized as a prepaid asset and will be recognized as revenue ratably over the useful life of the asset and the prepaid asset is recognized as expense.

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

The Company received $2,000,000 in funds from the State of New York through the RPCI during the second quarter of 2007.  The Company received an additional $1,000,000 in funds from the State of New York through the RPCI during the second quarter of 2008.  The Company is recognizing this revenue over the terms and conditions of the sponsored research agreement. The Company recognizes revenue on research laboratory services and the purchase and subsequent use of related equipment. The amount paid as a payment toward future services related to the equipment is recognized as a prepaid asset and will be recognized as revenue ratably over the useful life of the asset. For the six months ended June 30, 2009, the Company recognized $28,338 as revenue resulting in a balance of deferred revenue of $2,336,974 at June 30, 2009. At December 31, 2008, the balance in deferred revenue was $2,365,312.

N.
Research and Development - Research and development expenses consist primarily of costs associated with salaries and related expenses for personnel, costs of materials used in R&D, costs of facilities and costs incurred in connection with third-party collaboration efforts. Expenditures relating to research and development are expensed as incurred.

O.
Equity Incentive Plan - On May 26, 2006, the Company's Board of Directors adopted the 2006 Equity Incentive Plan (“Plan”) to attract and retain persons eligible to participate in the Plan, motivate participants to achieve long-term Company goals, and further align participants' interests with those of the Company's other stockholders. The Plan was to expire on May 26, 2016 and the aggregate number of shares of stock which could be delivered under the Plan may not exceed 2,000,000 shares. On February 14, 2007, these 2,000,000 shares were registered with the SEC by filing a Form S-8 registration statement. On April 29, 2008, the stockholders of the Company approved an amendment and restatement of the Plan (the “Amended Plan”). The Amended Plan increases the number of shares available for issuance by an additional 2,000,000 shares, clarifies other aspects of the Plan, contains updates that reflect changes and developments in federal tax laws and expires April 29, 2018.  As of June 30, 2009 there were 2,360,776 stock options and 322,540 shares granted under the Amended Plan and 21,366 shares forfeited leaving 1,338,050 shares of stock to be awarded under the Amended Plan.

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

During the three months ended June 30, 2009 and June 30, 2008, the Company granted 658,055 and 194,976 stock options, respectively. The Company recognized a total of $1,119,463 and $845,555 in expense related to stock options for the three months ended June 30, 2009 and June 30, 2008, respectively.

During the six months ended June 30, 2009 and June 30, 2008, the Company granted 658,055 and 914,924 stock options, respectively.  The Company recognized a total of $1,221,026 and $1,573,632 in expense related to stock options for the six months ended June 30, 2009 and June 30, 2008, respectively.  The Company also recaptured $37,878 of previously recognized expense due to the forfeiture of non-vested stock options during the six months ended June 30, 2009.  During the six months ended June 30, 2008 the Company recaptured $1,459,425 of previously recognized expense due to the stock options awarded under the 2007 Executive Compensation Program.

The assumptions used to value these option and grants using the Black-Scholes option valuation model are as follows:

	2009 YTD	2008

Risk-free interest rate	1.87-2.74%	2.43-3.58%
Expected dividend yield	0%	0%
Expected life	5-6 years	5-6 years
Expected volatility	84.13-86.87%	64.25-82.47%

The weighted average, estimated grant date fair values of stock options granted during the three months ended June 30, 2009 and June 30, 2008 were $1.76 and $3.26, respectively.

The following tables summarize the stock option activity for the six months ended June 30, 2009 and June 30, 2008, respectively:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price per	Contractual
	Shares	Share	Term (in Years)

Outstanding, December 31, 2008	1,948,874	$6.17
Granted	658,055	$2.54
Exercised	86,981	$1.76
Forfeited, Canceled	3,313	$4.00
Outstanding, June 30, 2009	2,516,635	$5.37	8.46
Exercisable, June 30, 2009	2,149,435	$4.98	8.41

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price per	Contractual
	Shares	Share	Term (in Years)

Outstanding, December 31, 2007	1,011,740	$7.29
Granted	914,924	$4.93
Exercised	11,874	$1.75
Forfeited, Canceled	-	n/a
Outstanding, June 30, 2008	1,914,790	$6.20	8.94
Exercisable, June 30, 2008	1,559,503	$5.44	8.91

The Company also recognized $301,758 and $42,200 in expense for shares issued under the Amended Plan during the three months ended June 30, 2009 and June 30, 2008, respectively.   The Company issued a total of 87,540 shares and 10,000 during the three months ended June 30, 2009 and June 30, 2008, respectively.  In addition, the Company recognized $8,241 and $76,007 in compensation expense related to the amortization of restricted shares during the three months ended June 30, 2009 and June 30, 2008, respectively.

The Company also recognized $503,842 and $563,200 in expense for shares issued under the Plan during the six months ended June 30, 2009 and June 30, 2008, respectively.   The Company issued a total of 167,540 shares and 115,000 during the six months ended June 30, 2009 and June 30, 2008, respectively.  In addition, the Company recognized $16,574 and $93,525 in compensation expense related to the amortization of restricted shares during the six months ended June 30, 2009 and June 30, 2008, respectively.

Q.	Net Loss Per Share - Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share for the three months ended June 30, 2009 and 2008:

	Quarter Ended	Quarter Ended	Six-Months	Six-Months
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net loss available to common stockholders	$(6,699,202)	$(4,071,711)	$(9,927,111)	$(8,358,048)

Net loss per share, basic and diluted	$(0.45)	$(0.30)	$(0.69)	$(0.63)

Weighted-average shares used in computing net loss per share, basic and diluted	14,789,062	13,491,493	14,342,277	13,318,744

The Company has excluded all outstanding preferred shares, warrants and options from the calculation of diluted net loss per share because all such securities are antidilutive for all applicable periods presented.

The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for preferred shares, was 1,967,116 and 3,315,973 for the periods ended June 30, 2009 and 2008, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted earnings per share.

The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for warrants, was 9,201,874 and 3,453,268 for the periods ended June 30, 2009 and 2008, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted earnings per share.

The total number of shares excluded from the calculations of diluted net loss per share, prior to the application of the treasury stock method for options, was 2,516,635 and 1,914,790 for the periods ended June 30, 2009 and 2008, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted earnings per share.

In summary, the total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for all dilutive securities, was 13,685,625 and 8,684,031 for the periods ended June 30, 2009 and 2008, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted earnings per share.

R.
Concentrations of Risk - Grant and contract revenue was comprised wholly from grants and contracts issued by the federal government and accounted for 100.0% and 91.1% of total revenue for the six months ended June 30, 2009 and 2008, respectively. Although the Company anticipates ongoing federal grant and contract revenue, there is no guarantee that this revenue stream will continue in the future.

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

S.
Foreign Currency Exchange Rate Risk - The Company has entered into a manufacturing agreement to produce one of its drug compounds and into an agreement for assay development and validation with foreign third parties and is required to make payments in the foreign currency. As a result, the Company's financial results could be affected by changes in foreign currency exchange rates. Currently, the Company's exposure primarily exists with the Euro. As of June 30, 2009, the Company is obligated to make payments under the agreements of 410,210 Euros. As of June 30, 2009, the Company has not purchased any forward contracts for Euros and, therefore, at June 30, 2009, had foreign currency commitments of $590,702 for Euros given prevailing currency exchange spot rates. The Company has plans to make additional payments on similar agreements of 2,876,945 Euros or $4,142,801 in foreign currency commitments at prevailing currency exchange spot rates.

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

On January 4, 2008, the Company issued 20,000 restricted shares of common stock to a new employee.  These shares vest over a three year period with 25% vested on issuance and 25% vesting on the anniversary date of the agreement for each of the next three years.

On February 4, 2008, the Company issued options to purchase 503,250 shares of common stock under non-qualified stock option agreements to the executive management team under the 2007 Executive Compensation Program.  These options were originally expensed in 2007 at the December 31, 2007 closing price of $8.80.  These options vest immediately, contain an exercise price of $4.00 per share, and expire on February 4, 2018.   The Company also issued options to purchase 34,398 shares of common stock to various employees under non-qualified stock option agreements under an employee bonus program.  These options vest immediately, contain an exercise price of $4.00 per share, and expire on February 3, 2018.  Finally, the Company issued stock options to various key employees under non-qualified stock option agreements.  These options have up to three years vesting.  These options allow for the purchase of 21,300 shares of common stock at an exercise price of $4.00 per share and expire on February 3, 2018.

On March 12, 2008, the Company issued 1,000 stock options to a consultant under a non-qualified stock option agreement.  These options vest immediately and allow for the purchase of 1,000 shares of common stock at an exercise price of $4.81 per share.  These options expire on March 11, 2018.

On March 14, 2008, the Company issued 100,000 unrestricted shares of common stock to a key consultant.

On April 8, 2008, the Company issued 40,000 stock options to three consultants under non-qualified stock option agreements.  These options vest immediately and allow for the purchase of 40,000 shares of common stock at an exercise price of $4.18 per share.  These options expire on April 7, 2018.  On April 8, 2008, the Company also issued 25,000 restricted shares of common stock.  These shares vest over a three month period with 40% vested on issuance and 60% vesting three months from the date of the agreement.

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

On September 22 2008, the Company issued 35,000 stock options to a new employee under non-qualified stock option agreements.  These options vest over a three year period and allow for the purchase of 35,000 shares of common stock at an exercise price of $4.69 per share.  These options expire on September 21, 2018.

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

If the Company receives any cash funds after February 13, 2009 from fees, royalties or revenues as a result of the license of any of its intellectual property (the “IP Proceeds”), cash funds from development grants from any government agency for the development of anti-cancer applications of any of the Company’s curaxin compounds or anti-cancer or biodefense applications for the Company’s CBLB502 compound (the “Governmental Grant Proceeds”) or allocates cash proceeds to its Escrow Account (the “Company Allocation”), then the Company must deposit 40% of the IP Proceeds, 20% of the Governmental Grant Proceeds and the Company Allocation into an escrow account (the “Sinking Fund”).  At any time after the later of the Effective Date and the six month anniversary of the initial contribution by the Company to the Sinking Fund, but no more than once in every six month period, the Company will be required to use the funds then in the Sinking Fund to redeem outstanding shares of Series D Preferred, from the holders on a pro rata basis, at a premium of 15% to the stated value through February 13, 2010, and 20% thereafter.

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

On April 8, 2009, the Company issued 396,072 stock options to various employees and consultants under non-qualified stock option agreements.  261,072 of these stock options were issued under an employee bonus plan and vest immediately and allow for the purchase of shares of common stock at an exercise price of $1.90 per share.  The remaining 135,000 stock options vest over a three year period and allow for the purchase of shares of common stock at an exercise price of $1.90 per share.  These options expire on April 7, 2019.

On May 20, 2009, the Company issued 61,983 stock options to various employees and consultants under non-qualified stock option agreements under an employee bonus program. These options vest immediately and allow for the purchase of 61,983 shares of common stock at an exercise price of $3.91 per share.  These options expire on May 19, 2019.

On May 27, 2009, the Company issued 25,000 unrestricted shares of common stock to a key consultant of the Company.

On June 25, 2009, the Company issued 140,000 stock options to four independent members of the Board of Directors of the Company under non-qualified stock option agreements.  These options vest immediately and allow for the purchase of 140,000 shares of common stock at an exercise price of $3.33 per share.  These options expire on June 24, 2019.

On June 26, 2009, the Company issued 60,000 stock options to a consultant under a non-qualified stock option agreement.  These options vest immediately and allow for the purchase of 60,000 shares of common stock at an exercise price of $3.48 per share.  These options expire on June 25, 2019.

On June 26, 2009, the Company also issued 62,540 unrestricted shares of common stock to several key consultants and an employee of the Company.

For the six months ending June 30, 2009, 1,193,858 Series B Preferred Shares were converted into 1,722,731 shares of common stock. At June 30, 2009, there were 1,967,116 outstanding Series B Preferred for which $199,945 in dividends had been accrued.

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

The Company is also party to three agreements that require it to make milestone payments, royalties on net sales of the Company's products and payments on sublicense income received by the Company. As of June 30, 2009, $350,000 in milestone payments have been made under one of these agreements. There are no milestone payments or royalties on net sales accrued for any of the three agreements as of June 30, 2009 and December 31, 2008.

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

The Company currently has operating lease commitments in place for facilities in Buffalo, New York and Chicago, Illinois as well as office equipment. The Company recognizes rent expense on a straight-line basis over the term of the related operating leases. The operating lease expenses recognized were $86,718 and $83,008 for the three months ended June 30, 2009 and 2008, respectively.  The operating lease expenses recognized were $173,438 and $166,053 for the six months ended June 30, 2009 and 2008, respectively.

Annual future minimum lease payments under present lease commitments are as follows.

		Operating
		Leases

2009	Remaining Two Quarters	$187,005
2010		343,656
2011		311,803
2012		144,375
2013		-

		$986,839

The Company has entered into stock option agreements with key employees, board members and consultants with exercise prices ranging from $0.66 to $17.00. These awards were approved by the Company’s Board of Directors. The options expire ten years from the date of grant except for 18,000 options that expire on December 31, 2012, subject to the terms applicable in the agreement.

The following tables summarize the stock option activity for the six months ended June 30, 2009 and June 30, 2008:

	Options	Exercise Price Per Share

Outstanding, December 31, 2008	1,948,874	$6.17
Granted	658,055	$2.54
Exercised	86,981	$1.76
Forfeited, Canceled	3,313	$4.00
Outstanding, June 30, 2009	2,516,635	$5.37

		Weighted Average
	Options	Exercise Price Per Share

Outstanding, December 31, 2007	1,011,740	$7.29
Granted	914,924	$4.93
Exercised	11,874	$1.75
Forfeited, Canceled	-	n/a
Outstanding, June 30, 2008	1,914,790	$6.20

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

		Weighted Average
	Warrants	Exercise Price Per Share

Outstanding, December 31, 2008	3,453,268	$8.86
Granted	4,265,122	$1.60
Exercise Price Adjustment		$(3.07)
Exercised	-	n/a
Forfeited, Canceled	-	n/a
Outstanding, June 30, 2009	7,718,390	$3.59

		Weighted Average
	Warrants	Exercise Price Per Share

Outstanding, December 31, 2007	3,453,268	$8.86
Granted	-	n/a
Exercised	-	n/a
Forfeited, Canceled	-	n/a
Outstanding, June 30, 2008	3,453,268	$8.86

Immediately after the completion of the Series D Private Placement, pursuant to weighted-average anti-dilution provisions, the exercise prices of the Company’s Series B Warrants and Series C Warrants were adjusted, pursuant to weighted-average anti-dilution provisions, to $6.79 and $7.20, respectively, from the original exercise prices of $10.36 and $11.00.  Certain other warrants issued prior to the Company’s initial public offering were also adjusted pursuant to anti-dilution provisions contained in those warrants such that their per share exercise price reduced from $2.00 to $1.48. In addition to the adjustment to the exercise prices of the Series B Warrants, Series C Warrants, the aggregate number of shares issuable upon exercise of the Series B Warrants and the Series C Warrants increased to 3,609,261 and 408,032, from 2,365,528 and 267,074, respectively. For certain warrants issued prior to the Company’s initial public offering, the aggregate number of shares of Common Stock issuable increased from 281,042 to 379,792. The weighted average exercise price reduction for these existing warrants at the completion of the Series D Private Placement was $3.07.

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

Note 5. Subsequent Events

No material subsequent events have occurred since the balance sheet date of June 30, 2009.

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

These drug candidates demonstrate the value of our scientific foundation. Based on the expedited approval process currently available for non-medical applications such as protection from exposure to radiation, our most advanced drug candidate, Protectan CBLB502, may be approved for such applications within 21 months. Another drug candidate, Curaxin CBLC102, demonstrated activity and safety in a Phase IIa clinical trial concluded in late 2008.

RESEARCH AND DEVELOPMENT

We are highly dependent on the success of our research and development efforts and, ultimately, upon regulatory approval and market acceptance of our products under development.

There are significant risks and uncertainties inherent in the preclinical and clinical studies associated with our research and development projects. As a result, the costs to complete such projects, as well as the period in which net cash outflows from such programs are expected to be incurred, may not be reasonably estimable. From our inception to June 30, 2009, we spent $50,531,704 on research and development.

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

•
the performance of our  research and development collaborators; if any research collaborator fails to commit sufficient resources, our preclinical or clinical development programs related to this collaboration could be delayed or terminated;

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

•
Leveraging our relationship with leading research and clinical development institutions. The Cleveland Clinic, one of the top research medical facilities in the world, is one of our co-founders. In addition to providing us with drug leads and technologies, the Cleveland Clinic will share valuable expertise with us as clinical trials are performed on our drug candidates. In January 2007, we entered into a strategic research partnership with Roswell Park Cancer Institute, or RPCI, in Buffalo, New York. This partnership will enhance the speed and efficiency of our clinical research and provide us with access to the state-of-the-art clinical development facilities of a globally recognized cancer research center.

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

PRODUCTS IN DEVELOPMENT

Protectans

We are exploring a new natural source of factors that temporarily suppress the programmed cell death (apoptosis) response in human cells, which can be rapidly developed into therapeutic products. These inhibitors are anti-apoptotic factors developed by microorganisms of human microflora throughout millions of years of co-evolution with mammalian host.  We are using the same strategy that was applied for the discovery of antibiotics, one of the biggest medical achievements of the 20th century.  We have established a technological process for screening of such factors, named protectans, and their rapid preclinical evaluation. These inhibitors may be used as protection from cancer treatment toxicities and antidotes against injuries induced by radiation and other stresses associated with severe pathologies (i.e., heart attack or stroke).

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

We spent $8,995,500 and $11,828,423 on research and development for protectans overall in the fiscal years ended December 31, 2008 and December 31, 2007, respectively. For the quarters ended June 30, 2009 and 2008 we spent $4,525,603 and $1,833,645, respectively.  For the six months ended June 30, 2009 and 2008 we spent $6,760,224 and $4,261,040, respectively.   From our inception to June 30, 2009, we spent $33,268,724 on research and development for protectans.

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

Protectan CBLB502 is a single agent anti-radiation therapy with demonstrated significant survival benefits at a single dose in animal models. Animal studies indicate that Protectan CBLB502 protects mice without increasing the risk of radiation-induced cancer development. The remarkably strong radioprotective abilities of Protectan CBLB502 are the result of a combination of several mechanisms of action. Potential applications for Protectan CBLB502 include reduction of radiation therapy or chemotherapy toxicities in cancer patients, protection from Acute Radiation Syndrome (ARS) in defense scenarios, and protection from acute organ failure. Protectan CBLB502 is administered through intramuscular injection.

We spent $8,021,040 and $10,701,175 on research and development for Protectan CBLB502 in the fiscal years ended December 31, 2008 and December 31, 2007, respectively.  For the quarters ended June 30, 2009 and 2008 we spent $4,525,603, and $1,635,011 respectively on research and development for Protectan CBLB502.  For the six months ended June 30, 2009 and 2008 we spent $6,755,071 and $3,799,452 respectively on research and development for Protectan CBLB502.   From our inception to June 30, 2009, we spent $30,133,196 on research and development for Protectan CBLB502.

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

We have successfully established cGMP quality manufacturing for Protectan CBLB502 and have completed an initial Phase I human safety study for Protectan CBLB502 in ARS. The initial human Phase I safety and tolerability study involved single injections of CBLB502 in ascending-dose cohorts of six healthy volunteers each. Participants in the study were assessed for adverse side effects over a 28-day time period and blood samples were obtained to assess the effects of CBLB502 on various biomarkers.

Data from 50 subjects indicates that CBLB502 was well tolerated and that normalized biomarker results corresponded to previously demonstrated activity in animal models of ARS. A pattern of biomarker production was observed consistent with those patterns seen in animals during mitigation of radiation-induced injury by dosing with CBLB502. As part of the development of CBLB502, this study will be followed by a second, larger safety study in healthy human volunteers planned to start by the end of 2009, which will be based on the results of the initial study.

Prior to our submission for FDA licensure for Protectan CBLB502 for biodefense or non-medical applications, we will need to complete several interim steps, including:

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

In May 2009, a Sources Sought Notice was issued by the Chemical Biological Medical Systems Medical Identification and Treatment Systems Joint Product Management Office (CBMS-MITS JPMO) of the DoD seeking identification of sources having the capability to develop, through FDA approval and production, the following CRN therapeutics:

•	An aerosolized atropine drug delivery system to treat lingering effects of nerve agent intoxication related to muscarinic stimulation.

•
A radiological/nuclear therapeutic medical countermeasure to be administered following exposure to ionizing radiation that will decrease incapacity and prolong survival by treating the gastrointestinal sub-syndrome of ARS.

•	Amyl nitrate as an adjunct to current military cyanide treatment regimen.

In May 2009, we responded to the Sources Sought Notice to continue to develop CBLB502 as a radiological/nuclear therapeutic medical countermeasure to be administered following exposure to ionizing radiation that will decrease incapacity and prolong survival by treating the gastrointestinal sub-syndrome of ARS.

We spent $7,264,813 and $9,885,776 on research and development for the non-medical applications of Protectan CBLB502 in the fiscal years ended December 31, 2008 and December 31, 2007, respectively.  For the quarters ended June 30, 2009 and 2008 we spent $4,525,603 and $1,480,861 respectively on research and development for non-medical applications of Protectan CBLB502.  For the six months ended June 30, 2009 and 2008 we spent $6,698,944 and $3,441,238 respectively on research and development for non-medical applications of Protectan CBLB502.  From our inception to June 30, 2009, we spent $28,300,140 on research and development for the non-medical applications of Protectan CBLB502.

Protectan CBLB502 is a candidate for procurement by the DoD, HHS/BARDA and several other countries facing even more imminent threats. The HHS opportunity substantially expands the potential market, as its mandate is to protect the U.S. civilian population in the event of a radiological emergency, involving stockpiling of radiation countermeasures for mass distribution. Our contract awards from the DoD and BARDA emphasize the government’s focus on acquiring adequate protection against nuclear and radiation threats for military and civilian populations. Upon FDA approval, our Protectan CBLB502 may be well positioned to fulfill both of these needs, with its demonstrated unprecedented efficacy and survival benefits in animal models, unique ability to address both hematopoietic and gastrointestinal damage in animal models, broad window of efficacy relative to radiation exposure in animal models, and suitability for both military and civilian delivery scenarios. We believe that Protectan CBLB502 is the only radiation countermeasure with these capabilities in advanced development that can be self or buddy-administered, without the need of additional supportive care in a battlefield or civilian community setting.

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

Consistent with this strategy, we plan to initiate a Phase I/II study for Protectan CBLB502 in head and neck cancer patients upon  securing government funding for the medical indication of CBLB502. The primary endpoint of the study will be the reduction of toxicities of radiation and chemotherapy, such as mucositis (a painful inflammation and ulceration of oral mucosa causing difficulties with speaking and eating). Mucositis weakens the patient by not allowing for the oral intake of nutrients and fluids and forces the temporary suspension of radiotherapy and chemotherapy until the tissues of the mouth and throat have healed. Due to the ability of head and neck cancer cells to regrow during periods of interrupted treatment, any interruption in radiotherapy should be avoided. Since the main cause of treatment interruptions in radiotherapy or combinations of chemotherapy and radiotherapy treatment regimens of head and neck cancer is acute mucositis, the ability to prevent mucositis, and therefore, interruptions in treatment, could potentially result in better outcomes for patients with cancers of the head and neck.

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

In order for us to receive final FDA licensure for Protectan CBLB502 for medical applications, we will need to complete various tasks, including:

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

We spent $756,227 and $815,399 on research and development for the medical applications of Protectan CBLB502 in the fiscal years ended December 31, 2008 and December 31, 2007, respectively. For the quarters ended June 30, 2009 and 2008, we spent $0 and $154,149 respectively on R&D for the medical applications of Protectan CBLB502.  For the six months ended June 30, 2009 and 2008, we spent $56,127 and $358,214 respectively on R&D for the medical applications of Protectan CBLB502.  From our inception to June 30, 2009, we spent $1,833,056 on research and development for the medical applications of Protectan CBLB502.

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

In addition to efficacy in stimulation and mobilization of stem cells in animal models, Protectan CBLB612 was found to be highly effective in an animal bone marrow stem cell transplantation model. Blood from healthy mice treated by Protectan CBLB612 was transplanted into mice that received a lethal dose of radiation that killed hematopoietic (bone marrow/blood production) stem cells.  A small amount of blood from the Protectan CBLB612 treated mice successfully rescued the mice with radiation-induced bone marrow stem cell deficiency.  100% of the deficient mice transplanted with blood from CBLB612 treated mice survived past the 60-day mark, while 85% of the untreated deficient mice died within the first three weeks of the experiment.  The 60-day mark is considered to be the critical point in defining the presence of long-term, adult bone marrow stem cells, which are capable of completely restoring lost or injured bone marrow function.  The rescuing effect of the peripheral blood of the treated mice was equivalent to that of conventional bone marrow transplantation.

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

In order for us to receive final FDA licensure for Protectan CBLB612, we need to complete several interim steps, including:

•	Conducting pivotal animal safety studies with GMP-manufactured CBLB612.

•	Submitting an IND application and receiving approval from the FDA.

•	Performing a Phase I dose-escalation human study.

•	Performing a Phase II and Phase III human efficacy study using the dose of CBLB612 selected from the previous studies previously shown to be safe in humans and efficacious in animals.

•	Filing a New Drug Application.

We spent $974,459 and $1,127,248 on research and development for Protectan CBLB612 in the fiscal years ended December 31, 2008 and December 31, 2007, respectively. For the quarters ended June 30, 2009 and 2008, we spent $0 and $198,634 respectively on R&D for Protectan CBLB612.  For the six months ended June 30, 2009 and 2008, we spent $5,153 and $461,588 respectively on R&D for Protectan CBLB612.  From our inception to June 30, 2009, we spent $3,135,528 on research and development for Protectan CBLB612. Further development and extensive testing will be required to determine its technical feasibility and commercial viability.

Curaxins

Curaxins are small molecules that are intended to destroy tumor cells by simultaneously targeting two regulators of apoptosis. Our initial test results indicate that curaxins may be effective against a number of malignancies, including renal cell carcinoma, or RCC, soft-tissue sarcoma, and hormone-refractory prostate cancer.

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

A significant milestone in the curaxin program was achieved with a breakthrough in deciphering the finer details of the mechanism of action of these compounds.  Successful identification of the exact cellular moiety that binds to curaxins has provided a mechanistic explanation for the unprecedented ability of these compounds to simultaneously target several signal transduction pathways.

This additional mechanistic knowledge enabled us to discover additional advantages of curaxins and to rationally design treatment regimens and drug combinations, which have since been validated in experimental models.  In addition, this understanding further strengthens our intellectual property position for this exciting class of principally new anticancer drugs.

We have entered into discussions with Bioprocess Capital Ventures, a Russian venture capital fund, to enter into a Russia-based joint venture to develop our Curaxin compounds for cancer applications.

We spent $3,233,872 and $4,708,773 on research and development for curaxins overall in the fiscal years ended December 31, 2008 and December 31, 2007, respectively. For the quarters ended June 30, 2009 and 2008, we spent $246,497 and $659,193 respectively on R&D for curaxins.  For the six months ended June 30, 2009 and 2008, we spent $514,758 and $1,531,839 respectively on R&D for curaxins.  From our inception to June 30, 2009, we spent $12,156,350 on research and development for curaxins.

Curaxin CBLC102

One of the curaxins from the 9-aminoacridine group is a long-known, anti-infective compound known as quinacrine, which we refer to as Curaxin CBLC102. It has been used for over 40 years to treat malaria, osteoarthritis and autoimmune disorders. However, we have discovered new mechanisms of action for quinacrine in the area of apoptosis. Through assay testing performed at Dr. Andrei Gudkov’s laboratories at the Cleveland Clinic beginning in 2002, which included testing in a variety of human tumor-derived cell lines representing cancers of different tissue origin (including RCC, sarcomas, prostate, breast and colon carcinomas), we have observed that Curaxin CBLC102 behaves as a potent NF-kB suppressor and activator of p53 in these types of cancer cells. ). As published in Oncogene (Guo et al., Oncogene, 2009, 28:1151-1161), it has now been shown that treatment of cancer cells with CBLC102 results in the inhibition of the molecular pathway (PI3K/Akt/mTOR) that is important for cancer cell survival and is considered to be a highly relevant anticancer treatment target.  Finally, CBLC102 has favorable pharmacological and toxicological profiles and demonstrates the anticancer effect in transplants of human cancer cells into primates.

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

The indications of activity and remarkable safety demonstrated in the CBLC102 Phase II trial, in conjunction with new mechanistic discoveries, point to additional potential treatment paradigms including combination therapies with existing drugs or prospective use as a cancer prevention agent.  Additional potential uses for CBLC102 will be explored in conjunction with our strategic partners at RPCI.

We anticipate that additional clinical efficacy studies will be required before we are able to apply for FDA approval. Because of the uncertainties of the scope of the remaining clinical studies, we cannot currently estimate when any development efforts may be completed or the cost of completion. Nor can we estimate when we may realize any cash flow from the development of Curaxin CBLC102.

We spent $1,741,194 and $2,712,521 on research and development for Curaxin CBLC102 in the fiscal years ended December 31, 2008 and December 31, 2007, respectively. For the quarters ended June 30, 2009 and 2008, we spent $70,958 and $354,925 respectively on research and development for Curaxin CBLC102.  For the six months ended June 30, 2009 and 2008, we spent $218,134 and $824,779 respectively on research and development for Curaxin CBLC102.  From our inception to June 30, 2009, we spent $6,684,617 on research and development for Curaxin CBLC102.

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

We spent $1,492,678 and $1,996,252 on research and development for other curaxins in the fiscal years ended December 31, 2008 and December 31, 2007, respectively.  For the quarters ended June 30, 2009 and 2008, we spent $175,539 and $304,268 respectively on R&D for other curaxins.  For the six months ended June 30, 2009 and 2008, we spent $296,623 and $707,060 respectively on R&D for other curaxins.  From our inception to June 30, 2009, we spent $5,471,733 on research and development for other curaxins.

CBLC137 is at a very early stage of its development and, as a result, it is premature to estimate when any development may be completed, the cost of development or when any cash flow could be realized from development.

FINANCIAL OVERVIEW

Our net loss increased from $3,807,551 for the three months ended June 30, 2008 to $6,476,730 for the three months ended June 30, 2009, an increase of $2,669,179 or 70.1%.  We incurred non-cash charges of depreciation of $88,944 and $80,257, non-cash salaries and consulting fees of $1,453,400 and $984,911 and a change in the value of Series D warrants of $4,068,926 and $0 for the three months ended June 30, 2009 and 2008, respectively.  Exclusive of these non-cash charges, our net loss decreased from $2,742,383 for the three months ended June 30, 2008 to $865,460 for three months ended June 30, 2009, a decrease of $1,876,923 or 68.4%. This decrease was due to increased government funding and our cost containment efforts that include incurring research and development costs that are predominantly supported through government funding or direct investment and reducing general and administrative costs.

Our net loss increased from $7,777,602 for the six months ended June 30, 2008 to $9,435,660 for the six months ended June 30, 2009, an increase of $1,658,058 or 21.3%.  We incurred non-cash charges of depreciation of $180,543 and $157,066, non-cash salaries and consulting fees of $1,732,874 and $821,676 and a change in value of Series D warrants of $5,453,699 and $0 for the six months ended June 30, 2009 and 2008, respectively.  Exclusive of these non-cash charges, our net loss decreased from $6,798,860 for the six months ended June 30, 2008 to $2,068,544 for three months ended June 30, 2009, a decrease of $4,730,316 or 69.6%. This decrease was due to increased government funding and our cost containment efforts.

EQUITY FINANCING

On March 16, 2007, we consummated a transaction with various accredited investors pursuant to which we agreed to sell to the investors, in a private placement, an aggregate of approximately 4,288,712 shares of Series B Convertible Preferred Stock, par value $0.005 per share, and Series B Warrants to purchase approximately 2,144,356 shares of our common stock pursuant to a Securities Purchase Agreement of the same date. As of June 30, 2009, 2,611,894 shares of Series B Preferred were converted and $2,739,339 in dividends earned were paid. At June 30, 2009 there were 1,967,116 remaining outstanding Series B Preferred shares for which $199,945 in dividends had been accrued.

On February 13, 2009, March 20, 2009, and March 27, 2009, we entered into Purchase Agreements with various Purchasers, pursuant to which we agreed to sell to the Purchasers an aggregate of 542.84 shares of Series D Preferred and Warrants to purchase an aggregate of 3,877,386 shares of the Company’s Common Stock.  The Warrants have a seven-year term and an exercise price of $1.60. Each share of Series D Preferred is currently convertible into approximately 7,143 shares of Common Stock, subject to the adjustment as described below.

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

If we do not meet certain milestones, the Conversion Price will, unless the closing price of the Common Stock is greater than $3.69 on the date the Milestone is missed, be reduced to 80% of the Conversion Price in effect on that date.  In addition to the Milestone Adjustment, (a) on August 13, 2009, the Conversion Price shall be reduced to 95% of the then Conversion Price, and (b) on each three month anniversary of August 13, 2009, the then Conversion Price shall be reduced by $0.05 until maturity.  The Conversion Price is also subject to proportional adjustment in the event of any stock split, stock dividend, reclassification or similar event with respect to the Common Stock and to anti-dilution adjustment in the event of any Dilutive Issuance.

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

If we receive any cash funds after February 13, 2009 from fees, royalties or revenues as a result of the license of any of our intellectual property, cash funds from development grants from any government agency for the development of anti-cancer applications of any of our curaxin compounds or anti-cancer or biodefense applications for our CBLB502 compound  or we allocate cash proceeds to our escrow account,  then we must deposit 40% of the intellectual property proceeds, 20% of the governmental grant proceeds and any cash proceeds into an escrow account.  At any time after the later of the Effective Date and the six-month anniversary of the initial contribution by us to the Sinking Fund, but no more than once in every six-month period, we will be required to use the funds then in the escrow account to redeem outstanding shares of Series D Preferred, from the holders on a pro rata basis, at a premium of 15% to the stated value through February 13, 2010, and 20% thereafter.

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

As mentioned above, pursuant to the terms of the Certificate of Designation of Preferences, Rights and Limitations of the Series D Preferred, the Conversion Price of the Series D Preferred was automatically reduced from $1.40 to $1.33 on August 13, 2009 (the “Adjustment”). The Adjustment caused the number of shares of Common Stock into which the 542.84 outstanding shares of Series D Preferred can be converted to increase from 3,877,386 to 4,081,445.

In addition, pursuant to the weighted-average anti-dilution provisions of the Series B Preferred, the Series B Warrants and the Series C Warrants, the Adjustment caused:

•
the conversion price of the Series B Preferred to be reduced from $4.67 to $4.63, causing the conversion rate of the Series B Preferred into Common Stock to increase from approximately 1-to-1.49893 to approximately 1-to-1.51188, and the aggregate number of shares of Common Stock into which the 1,716,233 shares of outstanding Series B Preferred are convertible to increase from 2,572,513 to 2,594,737;

•
the exercise price of the Series B Warrants to be reduced from $6.79 to $6.73, and the aggregate number of shares of Common Stock issuable upon exercise of the Series B Warrants to increase from 3,609,300 to 3,641,479; and

•
the exercise price of the Series C Warrants to be reduced from $7.20 to $7.13, and the aggregate number of shares of Common Stock issuable upon exercise of the Series C Warrants to increase from 408,036 to 412,042.

Certain other warrants issued prior to the Company’s initial public offering  are also affected by the Adjustment causing their exercise price to reduce from $1.48 to  $1.47 and the aggregate number of shares of Common Stock issuable to increase from 343,537 to 345,855.

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

Research and Development Expenses

Research and development costs are expensed as incurred. These expenses consist primarily of our proprietary research and development efforts, including salaries and related expenses for personnel, costs of materials used in our research and development costs of facilities and costs incurred in connection with our third-party collaboration efforts. Pre-approved milestone payments made by us to third parties under contracted research and development arrangements are expensed when the specific milestone has been achieved. As of June 30, 2009, $50,000 has been paid to CCF for milestone payments relating to the filing of an IND with the FDA for Curaxin CBLC102, $250,000 has been paid to CCF as a result of commencing Phase II clinical trials for Curaxin CBLC102 and $50,000 has been paid to CCF relating to the filing of an IND with the FDA for Protectan CBLB502. Once a drug receives regulatory approval, we will record any subsequent milestone payments in identifiable intangible assets, less accumulated amortization, and amortize them evenly over the remaining agreement term or the expected drug life cycle, whichever is shorter. We expect our research and development expenses to increase as we continue to develop our drug candidates.

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

Through December 31, 2008, we capitalized $733,051 in expenditures associated with the preparation, filing and maintenance of certain of our patents, which were incurred through the year ended December 31, 2008. We capitalized an additional $72,897 and wrote off $23,984 of previously capitalized expenditures relating to these costs incurred for the six months ended June 30, 2009, resulting in a balance of capitalized intellectual property totaling $784,964.

Stock-based Compensation

We value stock-based compensation pursuant to the provisions of SFAS 123(R). Accordingly, all stock-based compensation, including grants of employee stock options, are recognized in the statement of operations based on their fair values.

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

During the six months ended June 30, 2009, the Company granted 658,055 stock options. The Company recognized a total of $1,221,026 in expense related to options for the six months ended June 30, 2009.  The Company also recaptured $37,878 of previously recognized expense due to the stock option forfeitures. During the six months ended June 30, 2008, the Company granted 914,924 stock options pursuant to stock award agreements. We recognized a total of $2,350,158 in expense related to options for the six months ended June 30, 2008.  The weighted average, estimated grant date fair values of stock options granted during the six months ended June 30, 2009 and 2008 was $1.76 and $3.18, respectively.

For the six months ended June 30, 2009 the Company also recognized a total of $503,841 expense for shares issued under the Plan and a total of $16,574 in expense related to the amortization of restricted shares.

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

SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring a company to develop its own assumptions.  The Company does not have any significant assets or liabilities measured at fair value using Level 1 or Level 3 inputs as of June 30, 2009.

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

The Company carries the warrants issued in the Series D Private Placement at fair value totaling $8,470,532 and $0 as of June 30, 2009 and December 31, 2008, respectively.  The Company recognized a fair value measurement loss of $4,068,926 and $0 for the quarters ended June 30, 2009 and 2008, respectively.  The Company recognized a fair value measurement loss of $5,453,699 and $0 for the six months ended June 30, 2009 and 2008, respectively.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheets at fair value in accordance with SFAS 157.

Impact of Recently Issued Accounting Pronouncements

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of this statement are effective for the Company’s fourth quarter of 2009. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 requires disclosures regarding fair value of financial instruments for interim and annual reporting periods of publicly traded companies to provide financial statement users with more timely and transparent information. The Company is required to adopt the provisions of this statement in the first quarter of 2010. The adoption is not expected to have any impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP No. 157-4”). FSP No. FAS 157-4 amends Statement No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. FAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. FAS 157-4 to have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP No. FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. FAS 115-2 and FAS 124-2 to have a material effect on its consolidated financial statements.

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

In October 2008, the FASB issued FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FAS 157-3). FAS 157-3 clarifies the application of FASB Statement No. 157,  Fair Value Measurements , in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, Accounting Changes and Error Corrections . However, the disclosure provisions in Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. We believe the impact of this pronouncement on our financial statements to be immaterial.

Results of Operations

Our operating results for the past three fiscal years have been nominal. The following table sets forth our statement of operations data for the quarter ended June 30, 2009 and 2008, and the years ended December 31, 2008 and December 31, 2007, and should be read in conjunction with our financial statements and the related notes appearing elsewhere in this filing and in our Annual Report on Form 10-K for the year ended December 31, 2008.

	Quarter	Quarter	Six Months	Six Months	Year Ended	Year Ended
	Ended	Ended	Ended	Ended	December 31,	December 31,
	30-Jun-09	30-Jun-08	30-Jun-09	30-Jun-08	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$4,184,978	$674,376	$6,494,709	$1,350,700	$4,705,597	$2,018,558
Operating expenses	6,609,236	4,675,239	10,234,008	9,419,739	19,050,965	27,960,590
Other expense (income)	4,064,421	(143,296)	5,713,618	(96,294)	(59,597)	2,058,236
Net interest expense (income)	(11,949)	(50,016)	(17,257)	(195,143)	(259,844)	(1,003,766)

Net income (loss)	$(6,476,730)	$(3,807,551)	$(9,435,660)	$(7,777,602)	$(14,025,927)	$(26,996,502)

The following table summarizes research and development expenses for the quarters  and six months ended June 30, 2009 and 2008 and the years ended December 31, 2008 and 2007 and since inception:

	Quarter	Quarter	Six Months	Six Months	Year Ended	Year Ended	Total
	Ended	Ended	Ended	Ended	December 31,	December 31,	Since
	30-Jun-09	30-Jun-08	30-Jun-09	30-Jun-08	2008	2007	Inception
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Research and development	$4,772,100	$2,682,703	$7,274,982	$6,234,089	$13,160,812	$17,429,652	$50,531,704

General	$-	$189,865	$-	$441,211	$931,441	$892,456	$5,106,630
Protectan CBLB502 -medical applications	$4,525,603	$1,480,861	$6,698,944	$3,441,238	$7,264,813	$9,885,776	$28,300,140
Protectan CBLB502 - non-medical applications	$-	$154,149	$56,127	$358,214	$756,227	$815,399	$1,833,056
Protectan CBLB612	$-	$198,634	$5,153	$461,588	$974,459	$1,127,248	$3,135,528
Curaxin CBLC102	$70,958	$354,925	$218,134	$824,779	$1,741,194	$2,712,521	$6,684,617
Other Curaxins	$175,539	$304,268	$296,623	$707,060	$1,492,678	$1,996,252	$5,471,733

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenue

Revenue increased from $674,376 for the three months ended June 30, 2008 to $4,184,978 for the three months ended June 30, 2009 representing an increase of $3,510,602 or 520.6% resulting primarily from an increase in revenue from various federal grants and contracts including the Department of Defense and BARDA contracts.

See the table below for further details regarding the sources of our government grant and contract revenue for these periods:

				Revenue	Revenue
				2009	2008
			Period of	(April 1 thru	(April 1 thru	Revenue
Agency	Program	Amount	Performance	June 30)	June 30)	2008
				(unaudited)	(unaudited)
DoD	DTRA Contract	$1,263,836	03/2007-02/2009	$102,510	$290,075	$613,901
NIH	Phase II NIH SBIR program	$750,000	07/2006-06/2008	$-	$-	$77,971
NY State/RPCI	Sponsored Research Agreement	$3,000,000	03/2007-02/2012	$3,678	$63,962	$305,298
NIH	NCI Contract	$750,000	09/2006-08/2008	$-	$93,438	$219,618
DoD	DOD Contract	$8,900,000	05/2008 - 09/2009	$2,141,972	$226,901	$2,938,357
HHS	BARDA Contract	$13,300,000	09/2008-09/2011	$1,775,071	$-	$219,412
NIH	NIAID Grant	$774,183	09/2008-02/2010	$161,747	$-	$211,040
			Totals	$4,184,978	$674,376	$4,585,597

We anticipate our revenue over the next year to be derived mainly from government contracts and grants. In addition, it is common in our industry for companies to enter into licensing agreements with large pharmaceutical companies. To the extent we enter into such licensing arrangements, we may receive additional revenue from licensing fees.

Operating Expenses

Operating expenses have historically consisted of costs relating to R&D and general and administrative expenses.  R&D expenses have consisted mainly of supporting our R&D teams, process development, sponsored research at the RPCI and Cleveland Clinic, clinical trials and consulting fees. General and administrative expenses include all corporate and administrative functions that serve to support our current and future operations while also providing an infrastructure to support future growth. Major items in this category include management and staff salaries, rent/leases, professional services and travel-related expenses. We anticipate these expenses to increase as a result of increased legal and accounting fees anticipated in connection with our compliance with ongoing reporting and accounting requirements of the SEC and the expansion of our business.

Operating expenses increased from $4,675,239 for the three months ended June 30, 2008 to $6,609,236 for the three months ended June 30, 2009, an increase of 1,993,997 or 41.4%.  We recognized a total of $1,429,462 of non-cash, stock-based compensation for the three months ended June 30, 2009 compared to $1,029,358 for the three months ended June 30, 2008.  If these non-cash, stock-based compensation expenses were excluded, operating expenses would have increased from $3,645,881 for the three months ended June 30, 2008 to $5,179,594 for the three months ended June 30, 2009.  This represents an increase in operating expenses of $1,533,893 or 42.1% as explained below.

Research and development costs increased from $2,682,703 for the three months ended June 30, 2008 to $4,772,100 for the three months ended June 30, 2009. This represents an increase of $2,089,397 or 77.9%. We recognized a total of $618,461 of R&D non-cash, stock based compensation for the three months ended June 30, 2009 compared to $168,040 for the three months ended June 30, 2008.  Without the non-cash, stock-based compensation, the R&D expenses increased from $2,514,663 for the three months ended June 30, 2008 to $4,153,639 for the three months ended June 30, 2008; an increase of $1,638,976 or 65.2%.  The higher research and development expenses were a result of increased subcontractor expenses related to the clinical trials.

Selling, general and administrative costs decreased from $1,992,536 for the three months ended June 30, 2008 to $1,837,136 for the three months ended June 30, 2009.  This represents a decrease of $155,400 or 7.8%.  We recognized a total of $811,001 of non-cash, stock-based compensation under selling, general and administrative costs for the three months ended June 30, 2009 compared to $861,318 for the three months ended June 30, 2008. Without the non-cash, stock-based compensation, the selling, general and administrative expenses decreased from $1,131,218 for the three months ended June 30, 2008 to $1,026,135 for the three months ended June 30, 2009; a decrease of $105,083 or 9.3%.  The lower general and administrative expenses were incurred as a result of cost containment efforts.

Until we introduce a product to the market, we expect these expenses in the categories mentioned above will be the largest categories in our income statement.

Other Expenses

Other expenses increased from $79,361 for the three months ended June 30, 2008 to $4,068,926 for the three months ended June 30, 2009, an increase of 3,989,565 or 5,027.1%.  We recognized $4,068,926 of non-cash expense for the change in value of the Series D warrants for the three months ended June 30, 2009 compared to $79,361 related to the company relocation for the three months ended June 30, 2008.  This change in the value of the Series D warrants occurred as a result of the change in the fair value of the warrants using the Black-Scholes valuation model.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenue

Revenue increased from $1,350,700 for the six months ended June 30, 2008 to $6,494,709 for the six months ended June 30, 2009 representing an increase of $5,144,009 or 380.8% resulting primarily from an increase in revenue from various federal grants and contracts including the Department of Defense and BARDA contracts.

See the table below for further details regarding the sources of our government grant and contract revenue:

				Revenue	Revenue
				2009	2008
			Period of	(thru	(thru	Revenue
Agency	Program	Amount	Performance	June 30)	June 30)	2008
				(unaudited)	(unaudited)
DoD	DTRA Contract	$1,263,836	03/2007-02/2009	$103,534	$613,901	$613,901
NY State/RPCI	Sponsored Research Agreement	$3,000,000	03/2007-02/2012	$28,338	$154,711	$305,298
NIH	Phase II NIH SBIR program	$750,000	07/2006-06/2008	$-	$77,971	$77,971
NIH	NCI Contract	$750,000	09/2006-08/2008	$-	$157,216	$219,618
DOD	DOD Contract	$8,900,000	05/2008 - 09/2009	$3,322,435	$226,901	$2,938,357
HHS	BARDA Contract	$13,300,000	09/2008-09/2011	$2,477,259	$-	$219,412
NIH	NIAID Grant	$774,183	09/2008-02/2010	$563,143	$-	$211,040
			Totals	$6,494,709	$1,230,700	$4,585,597

Operating Expenses

Operating expenses increased from $9,419,739 for the six months ended June 30, 2008 to $10,234,008 for the six months ended June 30, 2009, an increase of $814,269 or 8.6%.  We recognized a total of $1,703,563 of non-cash, stock-based compensation for the six months ended June 30, 2009 compared to $770,931 for the six months ended June 30, 2008.  If these non-cash, stock-based compensation expenses were excluded, operating expenses would have decreased from $8,648,808 for the six months ended June 30, 2008 to $8,530,445 for the six months ended June 30, 2009.  This represents a decrease in operating expenses of $118,363 or 1.4% as explained below.

Research and development costs increased from $6,234,089 for the six months ended June 30, 2008 to $7,274,982 for the six months ended June 30, 2009. This represents an increase of $1,040,893 or 16.7%. We recognized a total of $664,620 of R&D non-cash, stock based compensation for the six months ended June 30, 2009 compared to $214,901 for the six months ended June 30, 2008.  Without the non-cash, stock-based compensation, the R&D expenses increased from $6,019,188 for the six months ended June 30, 2008 to $6,610,362 for the six months ended June 30, 2008; an increase of $591,174 or 9.8%.  The higher research and development expenses were a result of additional subcontractor expenses incurred to support the additional revenue.

Selling, general and administrative costs decreased from $3,185,650 for the six months ended June 30, 2008 to $2,959,026 for the six months ended June 30, 2009.  This represents a decrease of $226,624 or 7.1%.  We recognized a total of $1,039,143 of non-cash, stock-based compensation under selling, general and administrative costs for the six months ended June 30, 2009 compared to $566,030 for the six months ended June 30, 2008. Without the non-cash, stock-based compensation, the selling, general and administrative expenses decreased from $2,699,620 for the six months ended June 30, 2008 to $1,919,883 for the six months ended June 30, 2009; a decrease of $699,737 or 26.7%.  The lower general and administrative expenses were incurred as a result of cost containment efforts.

Other Expenses

Other expenses increased from $133,705 for the six months ended June 30, 2008 to $5,722,629 for the six months ended June 30, 2009, an increase of 5,588,924 or 4,180.0%.  We recognized $5,453,699 of non-cash expense for the change in value of of the Series D warrants and $266,970 for warrant issuance costs related to the Series D offering for the six months ended June 30, 2009 compared to $133,705 related to the company relocation for the six months ended June 30, 2008.  This change in the value of the Series D warrants occurred as a result of the change in the fair value of the warrants using the Black-Scholes valuation model.

Until we introduce a product to the market, we expect these expenses in the categories mentioned above will be the largest categories in our income statement.

Liquidity and Capital Resources

We have incurred annual operating losses since our inception, and, as of June 30, 2009, we had an accumulated deficit of $66,173,283. Our principal sources of liquidity have been cash provided by sales of our securities and government grants, contracts and agreements. Our principal uses of cash have been research and development and working capital. We expect our future sources of liquidity to be primarily government grants, equity financing, licensing fees and milestone payments in the event we enter into licensing agreements with third parties, and research collaboration fees in the event we enter into research collaborations with third parties.

Net cash used in operating activities totaled $3,852,000 for the six months ended June 30, 2009, compared to $6,493,674 used in operating activities for the six months ended June 30, 2008. For all periods, the decrease in cash used was primarily attributable to cost containment efforts including increased government funding resulting in increased accounts receivables and a more focused effort in research and development.

Net cash provided by investing activities was $878,710 for the six months ended June 30, 2009 and net cash used in investing activities was $348,216 for the six months ended June 30, 2008. The increase in cash provided by investing activities resulted primarily from the sale of a short term investment.

Net cash provided by financing activities totaled $3,981,165 for the six months ended June 30, 2009, compared to net cash used in financing activities of $667,828 for the six months ended June 30, 2008.  The increase in cash provided by financing activities was attributed to the issuance of the Series D Preferred Shares and Warrants as compared to the cash used in financing activities to pay dividends on the Series B preferred during the first six months of 2008. This decrease in cash provided by financing activities was attributed to the payment of dividends on the Series B preferred as compared to the proceeds from the issuance of Series B Preferred in connection with our Series B private placement offering in 2007.

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

As of June 30, 2009, we have paid $50,000 for the milestone payment relating to the filing of the IND application for Curaxin CBLC102, $250,000 for commencing Phase II clinical trials for Curaxin CBLC102 and $50,000 for the filing of an IND application for Protectan CBLB502.  The $50,000 milestone payment for Curaxin CBLC102 was made May 3, 2007, the $250,000 milestone was paid on August 21, 2007 and the $50,000 milestone for Protectan CBLB502 was made on August 27, 2008 as per the terms of the agreement.

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

Impact of Exchange Rate Fluctuations

We believe that our results of operations are somewhat dependent upon moderate changes in foreign currency exchange rates. We have entered into a manufacturing agreement with a foreign third party to produce one of its drug compounds and are required to make payments in the foreign currency. Currently, our exposure primarily exists with the Euro. As of June 30, 2009, the Company is obligated to make payments under the agreements of 410,210 Euros. As of June 30, 2009, the Company has not purchased any forward contracts for Euros and, therefore, at June 30, 2009, had foreign currency commitments of $590,702 for Euros given prevailing currency exchange spot rates. The Company has plans to make additional payments on similar agreements of 2,876,945 Euros or $4,142,801 in foreign currency commitments at prevailing currency exchange spot rates.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4: Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

 As of June 30, 2009, we were not a party to any litigation or other legal proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the June 25, 2009 annual stockholders meeting, the vote of the outstanding shares of capital stock entitled to vote and cast in person or by proxy was as follows:

Election of Directors:

	For	Withheld
James J. Antal	13,814,929	491,875
Paul E. DiCorleto	13,815,048	491,756
Michael Fonstein	13,819,381	487,423
Andrei Gudkov	13,821,453	485,351
Bernard L. Kasten	13,811,991	494,813
Yakov Kogan	13,818,848	487,956
H. Daniel Perez	8,310,864	5,995,940

Ratification of selection of Meaden & Moore Ltd. as Independent Registered Public Accounting Firm:

For	Against	Abstain
14,256,152	24,472	26,180

Approval of the issuance of shares of CBLI’s common stock issuable upon conversion of shares of CBLI’s Series D Convertible Preferred Stock and exercise of Common Stock Purchase Warrants:

For	Against	Abstain	Broker Non-Votes
10,057,094	498,253	12,600	3,738,857

Approval of the amendment and to CBLI’s Certificate of Incorporation to increase the number of authorized shares of common stock from 40,000,000 to 80,000,000:
For	Against	Abstain
13,396,795	890,224	19,785

Item 5. Other Information

As mentioned above, pursuant to the terms of the Certificate of Designation of Preferences, Rights and Limitations of the Series D Preferred, the Conversion Price of the Series D Preferred was automatically reduced from $1.40 to $1.33 on August 13, 2009 (the “Adjustment”). The Adjustment caused the number of shares of Common Stock into which the 542.84 outstanding shares of Series D Preferred can be converted to increase from 3,877,386 to 4,081,445.

In addition, pursuant to the weighted-average anti-dilution provisions of the Series B Preferred, the Series B Warrants and the Series C Warrants, the Adjustment caused:

•
the conversion price of the Series B Preferred to be reduced from $4.67 to $4.63, causing the conversion rate of the Series B Preferred into Common Stock to increase from approximately 1-to-1.49893 to approximately 1-to-1.51188, and the aggregate number of shares of Common Stock into which the 1,716,233 shares of outstanding Series B Preferred are convertible to increase from 2,572,513 to 2,594,737;

•
the exercise price of the Series B Warrants to be reduced from $6.79 to $6.73, and the aggregate number of shares of Common Stock issuable upon exercise of the Series B Warrants to increase from 3,609,300 to 3,641,479; and

•
the exercise price of the Series C Warrants to be reduced from $7.20 to $7.13, and the aggregate number of shares of Common Stock issuable upon exercise of the Series C Warrants to increase from 408,036 to 412,042.

Certain other warrants issued prior to the Company’s initial public offering  are also affected by the Adjustment causing their exercise price to reduce from $1.48 to  $1.47 and the aggregate number of shares of Common Stock issuable to increase from 343,537 to 345,855.

On August 11, 2009, the Compensation Committee of the Board authorized and approved a measure permitting independent directors to receive a portion of their annual cash retainer in the form of stock issued pursuant to the Company's Equity Incentive Plan.

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

CLEVELAND BIOLABS, INC.

Dated: August 13, 2009	By:	/s/ MICHAEL FONSTEIN
Michael Fonstein Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2009	By:	/s/ JOHN A. MARHOFER, JR.
John A. Marhofer, Jr. Chief Financial Officer (Principal Financial Officer)