Form 10-Q
period 2009-09-30
CLEVELAND BIOLABS INC
filed 2009-11-12
CIK 1318641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 10, 2009, there were 20,127,792 shares outstanding of registrant's common stock, par value $0.005 per share

CLEVELAND BIOLABS INC
10-Q
11/12/2009

In this report, “Cleveland BioLabs,” “CBLI,” “we,” “us” and “our” refer to Cleveland BioLabs, Inc. Our common stock, par value $0.005 per share is referred to as “common stock.”

CLEVELAND BIOLABS, INC.

BALANCE SHEETS

September 30, 2009 (unaudited) and December 31, 2008

	September 30
	2009	December 31
	(unaudited)	2008
ASSETS

CURRENT ASSETS
Cash and equivalents	$2,097,592	$299,849
Short-term investments	-	1,000,000
Accounts receivable:
Trade	2,723,227	1,043,821
Interest	-	9,488
Other prepaid expenses	420,284	510,707
Total current assets	5,241,103	2,863,865

EQUIPMENT
Computer equipment	314,058	309,323
Lab equipment	1,124,277	1,102,465
Furniture	333,980	312,134
	1,772,315	1,723,922
Less accumulated depreciation	905,914	637,840
	866,401	1,086,082

OTHER ASSETS
Intellectual property	860,622	733,051
Deposits	23,482	23,482
	884,104	756,533

TOTAL ASSETS	$6,991,608	$4,706,480

CLEVELAND BIOLABS, INC.

BALANCE SHEETS

September 30, 2009 (unaudited) and December 31, 2008

	September 30
	2009	December 31
	(unaudited)	2008
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,278,287	$1,101,961
Deferred revenue	3,333,295	2,365,312
Dividends payable	-	321,293
Accrued expenses	108,936	379,653
Accrued warrant liability	12,582,110	-
Total current liabilities	17,302,628	4,168,219

STOCKHOLDERS' EQUITY
Preferred stock, $.005 par value
Authorized - 10,000,000 shares at September 30, 2009
and December 31, 2008
Series B convertible preferred stock,
Issued and outstanding 0 and 3,160,974
shares at September 30, 2009 and December 31, 2008, respectively	-	15,805
Series D convertible preferred stock,
Issued and outstanding 495.25 and 0	2	-
shares at September 30, 2009 and December 31, 2008, respectively
Common stock, $.005 par value
Authorized - 80,000,000 and 40,000,000 shares at September 30, 2009 and December 31, 2008, respectively
Issued and outstanding 19,460,954 and 13,775,805
shares at September 30, 2009 and December 31, 2008, respectively	97,305	68,879
Additional paid-in capital	61,078,135	56,699,750
Accumulated deficit	(71,486,462)	(56,246,173)
Total stockholders' equity (deficit)	(10,311,020)	538,261

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,991,608	$4,706,480

CLEVELAND BIOLABS, INC.

STATEMENT OF OPERATIONS

Three and Nine Months Ending September 30, 2009 and 2008 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Grant and contract	$3,223,094	$1,851,419	$9,717,803	$3,082,119
Service	-	-	-	120,000
	3,223,094	1,851,419	9,717,803	3,202,119

OPERATING EXPENSES
Research and development	3,327,609	3,485,430	10,602,591	9,719,519
Selling, general and administrative	986,569	1,240,142	3,945,595	4,425,792
Total operating expenses	4,314,178	4,725,572	14,548,186	14,145,311

LOSS FROM OPERATIONS	(1,091,084)	(2,874,153)	(4,830,383)	(10,943,192)

OTHER INCOME
Interest income	2,046	49,450	19,303	244,593
Buffalo relocation reimbursement	-	-	-	220,000
Sublease revenue	11,337	2,656	20,348	7,970
Gain on disposal of fixed assets	-	-	-	1,394
Gain on investment	-	-	-	3,292
Total other income	13,383	52,106	39,651	477,249

OTHER EXPENSE
Warrant issuance costs	-	-	266,970	-
Corporate relocation	-	8,933	-	142,638
Interest expense	-	-	1,960	-
Change in value of warrant liability	4,111,578	-	9,565,276	-
Total other expense	4,111,578	8,933	9,834,206	142,638

NET LOSS	$(5,189,279)	$(2,830,980)	$(14,624,938)	$(10,608,581)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(123,900)	(317,814)	(615,352)	(898,260)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(5,313,179)	$(3,148,794)	$(15,240,290)	$(11,506,841)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS
PER SHARE OF COMMON STOCK - BASIC AND
DILUTED	$(0.33)	$(0.23)	$(1.00)	$(0.86)

WEIGHTED AVERAGE NUMBER OF SHARES USED
IN CALCULATING NET LOSS PER SHARE, BASIC AND
DILUTED	15,878,331	13,605,822	15,184,785	13,415,376

CLEVELAND BIOLABS, INC.

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2009 and 2008 (unaudited)

	September 30	September 30
	2009	2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,624,938)	$(10,608,581)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	268,074	239,339
Noncash salaries and consulting expense	2,113,965	1,150,692
Loss on abandoned patents	23,984	-
Series D warrant issuance costs	266,970	-
Change in value of warrant liability	9,565,276	-
Changes in operating assets and liabilities:
Accounts receivable - trade	(1,679,406)	(1,205,216)
Accounts receivable - interest	9,488	44,643
Other prepaid expenses	90,423	(249,748)
Deposits	-	1,964
Accounts payable	176,326	1,060,807
Deferred revenue	967,983	760,497
Accrued expenses	(270,717)	(97,848)
Milestone payments	-	-
Total adjustments	11,532,366	1,705,130
Net cash (used in) provided by operating activities	(3,092,572)	(8,903,451)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of short-term investments	1,000,000	-
Purchase of equipment	(48,393)	(153,253)
Costs of patents pending	(151,555)	(263,284)
Net cash (used in) provided by investing activities	800,052	(416,537)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series D preferred stock and warrants	5,428,307	-
Financing costs on Series D preferred stock	(720,175)	-
Series D warrant issuance costs	(266,970)	-
Dividends	(936,644)	(1,250,410)
Exercise of stock options	285,747	24,378
Exercise of warrants	299,998	-
Net cash (used in) provided by financing activities	4,090,263	(1,226,032)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,797,743	(10,546,020)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	299,849	14,212,189

CASH AND EQUIVALENTS AT END OF PERIOD	$2,097,592	$3,666,169

CLEVELAND BIOLABS, INC.

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2009 and 2008 (unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,960	$-
Cash paid during the year for income taxes	$-	$-

Supplemental schedule of noncash financing activities:
Issuance of stock options to employees, consultants, and independent board members	$1,527,719	$1,929,432
Expense recapture of expense for options expensed in 2007 but issued in 2008	$-	$(1,459,425)
Expense recapture of expense for options that were nonvested and forfeited	$(37,878)	$-
Issuance of shares to consultants and employees	$599,217	$626,500
Accrual of Series B preferred stock dividends	$-	$44,320
Amortization of restricted shares issued to employees	$24,907	$54,185

CLEVELAND BIOLABS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Period From January 1, 2008 to December 31, 2008 and to
September 30, 2009 (unaudited)

	Stockholders' Equity

	Common Stock

	Shares	Amount

Balance at January 1, 2008	12,899,241	$64,496
Issuance of options	-	-
Partial recapture of expense for options expensed in 2007
but issued in 2008	-	-
Issuance of restricted shares	130,000	650
Restricted stock awards	-	-
Exercise of options	37,271	186
Conversion of Series B Preferred Shares to Common	709,293	3,547
Dividends on Series B Preferred shares	-	-
Net Loss	-	-
Balance at December 31, 2008	13,775,805	$68,879

Issuance of options	-	-
Issuance of restricted shares	193,312	966
Recapture of expense for nonvested options forfeited	-	-
Restricted stock awards		-
Exercise of options	149,534	748
Exercise of warrants	290,953	1,455
Conversion of Series B Preferred Shares to Common	4,693,530	23,468
Dividends on Series B Preferred shares	-	-
Issuance of shares - Series D financing	-	-
Allocation of financing proceeds to fair value of Series D warrants	-	-
Fees associated with Series D Preferred offering	-	-
Conversion of Series D Preferred Shares to Common	357,820	1,789
Net Loss	-	-
Balance at September 30, 2009	19,460,954	$97,305

CLEVELAND BIOLABS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Period From January 1, 2008 to December 31, 2008 and to
September 30, 2009 (unaudited)

Stockholders' Equity

Preferred Stock

	Series B	Amount	Series D	Amount

Balance at January 1, 2008	3,870,267	$19,351	-	$-
Issuance of options	-	-	-	-
Partial recapture of expense for options expensed in 2007
but issued in 2008	-	-	-	-
Issuance of restricted shares	-	-	-	-
Restricted stock awards	-	-	-	-
Exercise of options	-	-	-	-
Conversion of Series B Preferred Shares to Common	(709,293)	(3,547)	-	-
Dividends on Series B Preferred shares	-	-	-	-
Net Loss	-	-	-	-
Balance at December 31, 2008	3,160,974	$15,805	-	$-

Issuance of options	-	-	-	-
Issuance of restricted shares	-	-	-	-
Recapture of expense for nonvested options forfeited	-	-	-	-
Restricted stock awards	-	-	-	-
Exercise of options	-	-	-	-
Exercise of warrants	-	-	-	-
Conversion of Series B Preferred Shares to Common	(3,160,974)	(15,805)	-	-
Dividends on Series B Preferred shares	-	-	-	-
Issuance of shares - Series D financing	-	-	543	3
Allocation of financing proceeds to fair value of Series D warrants	-	-	-	-
Fees associated with Series D Preferred offering	-	-	-	-
Conversion of Series D Preferred Shares to Common			(48)	(1)
Net Loss	-	-	-	-
Balance at September 30, 2009	-	$-	495	$2

CLEVELAND BIOLABS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Period From January 1, 2008 to December 31, 2008 and to
September 30, 2009 (unaudited)

	Stockholders' Equity

	Additional			Comprehensive
	Paid-in	Accumulated		Income
	Capital	Deficit	Total	(Loss)

Balance at January 1, 2008	$55,148,608	$(41,038,212)	$14,194,244
Issuance of options	2,287,803	-	2,287,803
Partial recapture of expense for options expensed in 2007
but issued in 2008	(1,459,425)	-	(1,459,425)
Issuance of restricted shares	625,850	-	626,500
Restricted stock awards	72,722	-	72,722
Exercise of options	24,191	-	24,378
Conversion of Series B Preferred Shares to Common	-	-	-
Dividends on Series B Preferred shares	-	(1,182,033)	(1,182,033)
Net Loss	-	(14,025,927)	(14,025,927)	$(14,025,927)
Balance at December 31, 2008	$56,699,750	$(56,246,172)	$538,262

Issuance of options	1,527,719	-	1,527,719
Issuance of restricted shares	598,251	-	599,217
Recapture of expense for nonvested options forfeited	(37,878)	-	(37,878)
Restricted stock awards	24,907	-	24,907
Exercise of options	284,999	-	285,747
Exercise of warrants	298,543	-	299,998
Conversion of Series B Preferred Shares to Common	(7,663)	-	-
Dividends on Series B Preferred shares	-	(615,352)	(615,352)
Issuance of shares - Series D financing	5,428,304	-	5,428,307
Allocation of financing proceeds to fair value of Series D warrants	(3,016,834)		(3,016,834)
Fees associated with Series D Preferred offering	(720,175)	-	(720,175)
Conversion of Series D Preferred Shares to Common	(1,788)		-
Net Loss	-	(14,624,938)	(14,624,938)	$(14,624,938)
Balance at September 30, 2009	$61,078,135	$(71,486,462)	$(10,311,020)

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

Note 2. Summary of Significant Accounting Policies

A.
Basis of Presentation - The information at September 30, 2009 and September 30, 2008, and for the three months and nine months ended September 30, 2009 and September 30, 2008, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with CBLI’s audited financial statements for the year ended December 31, 2008, which were contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

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

D.
Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements and according to terms of government contracts and grants, which generally require payment within 30 days. Management estimates an allowance for doubtful accounts which is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections. There is no allowance for doubtful accounts as of September 30, 2009 and December 31, 2008.

E.
Equipment - Equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally five years) using the straight-line method. Leasehold improvements are depreciated on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Major expenditures for renewals and betterments are capitalized and depreciated. Depreciation expense was $87,531 and $82,252 for the three months ended September 30, 2009 and 2008, respectively.  Depreciation expense was $268,074 and $239,317 for the nine months ended September 30, 2009 and 2008, respectively.

F.
Impairment of Long-Lived Assets - Long-lived assets to be held and used, including equipment and intangible assets subject to depreciation and amortization, are reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amounts of the assets or related asset group may not be recoverable. Determination of recoverability is based on an estimate of discounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the carrying amount of the asset is written down to its estimated net realizable value.

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

A portion of this intellectual property is owned by the Cleveland Clinic Foundation (“CCF”), and granted to the Company through an exclusive licensing agreement. As part of the licensing agreement, CBLI agrees to bear the costs associated with the preparation, filing and maintenance of patent applications relating to this intellectual property. Gross capitalized patents pending costs were $672,979 and $629,363 for thirteen patent applications as of September 30, 2009 and December 31, 2008, respectively. All of the CCF patent applications are still pending approval.  During 2009, the Company abandoned one patent application due to developing an improved drug for the same application and expensed $23,984 in selling, general and administrative expenses.

The Company also has submitted six patent applications as a result of intellectual property exclusively developed and owned by the Company. Gross capitalized patents pending costs were $187,643 and $103,688 for five patent applications as of September 30, 2009 and December 31, 2008, respectively. The patent applications are still pending approval.

H.
Line of Credit - The Company has a working capital line of credit that carries an interest rate of prime, a borrowing limit of $600,000 and a requirement that draw-downs be fully secured by short term investments and money market accounts. This credit line expires on September 25, 2010. At September 30, 2009 and December 31, 2008, there were no outstanding borrowings under this credit facility.

I.
Accrued Warrant Liability – The Company has issued warrants as part of the Series D Private Placement (as defined in Note 3). The warrants meet the definition of a derivative instrument in accordance with the FASB Accounting Standards Codification on derivatives and hedging as the warrants are not indexed to the Company’s stock, and consequently, should be accounted for as a derivative instrument.  Therefore, the warrants are initially recorded as accrued warrant liabilities at their fair values on the date of issuance. Subsequent changes in the value of the warrants are shown in the statement of operations as “change in value of warrant liability.”

These warrants carry a seven-year term and are fully exercisable for common shares of the Company at $1.60 per share.  The Company has a balance in accrued warrant liability of $12,582,110 and $0 at September 30, 2009 and December 31, 2008, respectively.

J.
Fair Value of Financial Instruments - Financial instruments, including cash and equivalents, accounts receivable, notes receivable, accounts payable and accrued liabilities, are carried at net realizable value.

The Company values its financial instruments in accordance with the FASB Accounting Standards Codification on fair value measurements and disclosures which establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring a company to develop its own assumptions.  The Company does not have any significant assets or liabilities measured at fair value using Level 1 or Level 2 inputs as of September 30, 2009.

The Company analyzed all financial instruments with features of both liabilities and equity in accordance with the FASB Accounting Standards Codification on distinguishing liabilities from equity, and derivatives and hedging.

The Company carries its warrants issued in connection with the Series D Private Placement at fair value totaling $12,582,110 and $0 as of September 30, 2009 and December 31, 2008, respectively.  The Company used Level 3 inputs for its valuation methodology for the warrant liability, and their fair values were determined using the Black-Scholes option pricing model based on the following assumptions:

Warrant
Value at
September 30, 2009

Stock price	$4.17
Exercise price	$1.60
Term in years	1.50
Volatility	102.59%
Annual rate of quarterly dividends	-
Discount rate- bond equivalent yield	68.00%
Discount due to limitations on marketability,	0.00%
liquidity and other credit factors

	Fair Value	Fair Value Measurements at
	As of	September 30, 2009
	September 30, 2009	Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant liability	$12,582,110			$12,582,110

The Company recognized a fair value measurement loss of $4,111,578 and $0 for the three months ended September 30, 2009 and September 30, 2008, respectively.  The Company recognized a fair value measurement loss of $9,565,276 and $0 for the nine months ended September 30, 2009 and September 30, 2008, respectively.

The Company does not have any other non-recurring assets and liabilities that are required to be presented on the balance sheets at fair value.

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

L.	Revenue Recognition - Revenue sources consist of government grants, government contracts and commercial development contracts.

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

The Company recognizes revenue related to the funds received from the State of New York under the sponsored research agreement with the Roswell Park Cancer Institute (“RPCI”). This results in the recognition of revenue as allowable costs are incurred. The Company recognizes revenue on research laboratory services and the subsequent use of related equipment. The amount paid as a payment toward future services related to the equipment is recognized as a prepaid asset and will be recognized as revenue ratably over the useful life of the asset and the prepaid asset is recognized as expense.

Commercial revenue is recognized when the service or development is delivered or upon complying with the relevant terms of the commercial agreement.

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

The Company received $2,000,000 in funds from the State of New York through RPCI during the second quarter of 2007.  The Company received an additional $1,000,000 in funds from the State of New York through RPCI during the second quarter of 2008.  The Company is recognizing this revenue over the terms and conditions of the sponsored research agreement. The Company recognizes revenue on research laboratory services and the purchase and subsequent use of related equipment. The amount paid as a payment toward future services related to the equipment is recognized as a prepaid asset and will be recognized as revenue ratably over the useful life of the asset.

During the third quarter of 2009 the Company received $1,000,000 in funds from Zhejiang Hisun Pharmaceutical Co. Ltd that has purchased exclusive rights to develop and commercialize Protectan CBLB612 in the People's Republic of China. These funds will be recognized as revenue when the information and data for the compound are delivered in the fourth quarter of 2009.

For the nine months ended September 30, 2009, the Company recognized $32,017 as revenue and deferred the $1,000,000 from Hisun resulting in a balance of deferred revenue of $3,333,295 at September 30, 2009. At December 31, 2008, the balance in deferred revenue was $2,365,312.

N.
Research and Development – Research and development expenses consist primarily of costs associated with salaries and related expenses for personnel, costs of materials used in research and development, costs of facilities and costs incurred in connection with third-party collaboration efforts. Expenditures relating to research and development are expensed as incurred.

O.
Equity Incentive Plan - On May 26, 2006, the Company's Board of Directors adopted the 2006 Equity Incentive Plan (“Plan”) to attract and retain persons eligible to participate in the Plan, motivate participants to achieve long-term Company goals, and further align participants' interests with those of the Company's other stockholders. The Plan was to expire on May 26, 2016 and the aggregate number of shares of stock which could be delivered under the Plan may not exceed 2,000,000 shares. On February 14, 2007, these 2,000,000 shares were registered with the SEC by filing a Form S-8 registration statement. On April 29, 2008, the stockholders of the Company approved an amendment and restatement of the Plan (the “Amended Plan”). The Amended Plan increases the number of shares available for issuance by an additional 2,000,000 shares, clarifies other aspects of the Plan, contains updates that reflect changes and developments in federal tax laws and expires April 29, 2018.  As of September 30, 2009 there were 2,425,997 stock options and 348,312 shares granted under the Amended Plan and 21,366 shares forfeited leaving 1,247,057 shares of stock to be awarded under the Amended Plan.

P.	Stock-Based Compensation - The Company recognizes and values employee stock-based compensation under the provisions of the FASB Accounting Standards Codification on stock compensation.

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

During the three months ended September 30, 2009 and September 30, 2008, the Company granted 65,221 and 43,456 stock options, respectively. The Company recognized a total of $306,694 and $355,800 in expense related to stock options for the three months ended September 30, 2009 and September 30, 2008, respectively.

During the nine months ended September 30, 2009 and September 30, 2008, the Company granted 723,276 and 958,380 stock options, respectively.  The Company recognized a total of $1,527,719 and $1,929,433 in expense related to stock options for the nine months ended September 30, 2009 and September 30, 2008, respectively.  The Company also recaptured $37,878 of previously recognized expense due to the forfeiture of non-vested stock options during the nine months ended September 30, 2009.  During the nine months ended September 30, 2008 the Company recaptured $1,459,425 of previously recognized expense due to the stock options awarded under its executive compensation program.

The assumptions used to value these option and grants using the Black-Scholes option valuation model are as follows:

	2009 YTD	2008

Risk-free interest rate	2.12 - 2.74%	2.43-3.58%
Expected dividend yield	0%	0%
Expected life	5 - 6 years	5-6 years
Expected volatility	84.13 - 90.06%	64.25-82.47%

The weighted average, estimated grant date fair values of stock options granted during the three months ended September 30, 2009 and September 30, 2008 were $3.23 and $2.76, respectively.

The following tables summarize the stock option activity for the nine months ended September 30, 2009 and September 30, 2008, respectively.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price per	Contractual
	Shares	Share	Term (in Years)

Outstanding, December 31, 2008	1,948,874	$6.17
Granted	723,276	$2.72
Exercised	149,534	$1.91
Forfeited, Canceled	3,313	$4.00
Outstanding, September 30, 2009	2,519,303	$5.43	8.22
Exercisable, September 30, 2009	2,161,153	$5.05	8.18

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price per	Contractual
	Shares	Share	Term (in Years)

Outstanding, December 31, 2007	1,011,740	$7.29
Granted	958,380	$4.89
Exercised	42,534	$1.04
Forfeited, Canceled	-	n/a
Outstanding, September 30, 2008	1,927,586	$6.23	8.75
Exercisable, September 30, 2008	1,577,799	$5.55	8.72

The Company also recognized $95,375 and $5,627 in expense for shares issued under the Amended Plan during the three months ended September 30, 2009 and September 30, 2008, respectively.   The Company issued a total of 25,772 shares and 15,000 during the three months ended September 30, 2009 and September 30, 2008, respectively.  In addition, the Company recognized $8,333 and $54,185 in compensation expense related to the amortization of restricted shares during the three months ended September 30, 2009 and September 30, 2008, respectively.

The Company also recognized $599,217 and $626,500 in expense for shares issued under the Plan during the nine months ended September 30, 2009 and September 30, 2008, respectively.   The Company issued a total of 193,312 shares and 130,000 during the nine months ended September 30, 2009 and September 30, 2008, respectively.  In addition, the Company recognized $24,907 and $54,185 in compensation expense related to the amortization of restricted shares during the nine months ended September 30, 2009 and September 30, 2008, respectively.

Q.	Net Loss Per Share - Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net loss available to common stockholders	$(5,313,179)	$(3,148,794)	$(15,240,289)	$(11,506,841)

Net loss per share, basic and diluted	$(0.33)	$(0.23)	$(1.00)	$(0.86)

Weighted-average shares used in computing net loss per share, basic and diluted	15,878,331	13,605,822	15,184,785	13,415,376

The Company has excluded all outstanding preferred shares, warrants and options from the calculation of diluted net loss per share because all such securities are antidilutive for all applicable periods presented.

The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for preferred shares, was 3,723,695 and 3,301,373 for the periods ended September 30, 2009 and 2008, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted earnings per share.

The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for warrants, was 8,939,528 and 3,453,268 for the periods ended September 30, 2009 and 2008, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted earnings per share.

The total number of shares excluded from the calculations of diluted net loss per share, prior to the application of the treasury stock method for options, was 2,519,303 and 1,927,586 for the periods ended September 30, 2009 and 2008, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted earnings per share.

In summary, the total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for all dilutive securities, was 15,182,526 and 8,682,227 for the periods ended September 30, 2009 and 2008, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted earnings per share.

R.
Concentrations of Risk - Grant and contract revenue was comprised wholly from grants and contracts issued by the federal government and accounted for 100.0% and 96.3% of total revenue for the nine months ended September 30, 2009 and 2008, respectively. Although the Company anticipates ongoing federal grant and contract revenue, there is no guarantee that this revenue stream will continue in the future.

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

S.
Foreign Currency Exchange Rate Risk - The Company has entered into a manufacturing agreement to produce one of its drug compounds and into an agreement for assay development and validation with foreign third parties and is required to make payments in the foreign currency. As a result, the Company's financial results could be affected by changes in foreign currency exchange rates. Currently, the Company's exposure primarily exists with the Euro. As of September 30, 2009, the Company is obligated to make payments under the agreements of 2,441,500 Euros. As of September 30, 2009, the Company has not purchased any forward contracts for Euros and, therefore, at September 30, 2009, had foreign currency commitments of $3,575,100 for Euros given prevailing currency exchange spot rates.

T.
Comprehensive Income/(Loss) - The Company applies the FASB Accounting Standards Codification on comprehensive income that requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

U.
Recently Issued Accounting Pronouncements – In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”), as the authoritative guidance for GAAP. The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009. The Codification is now the single official source of authoritative U.S. GAAP (other than interpretive releases and guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. Only one level of authoritative U.S. GAAP now exists. All other literature is considered non-authoritative. The Codification does not change U.S. GAAP. We adopted the Codification during the quarter ended September 30, 2009. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the financial statements.

In June 2009, the FASB issued guidance on accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on the financial statements as management already followed a similar approach prior to the adoption of this new guidance.

In June 2008, the FASB issued guidance on determining whether an instrument (or embedded feature) is indexed to an entity's own stock. The guidance specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. The guidance provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock. The adoption of this guidance did not materially impact the Company's financial statements.

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

On March 14, 2008, the Company issued 100,000 shares of common stock to a key consultant.

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

On February 2, 2009, the Company issued 75,000 restricted shares of common stock to designees of the placement agents in the Series D Preferred Stock offering.

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

In consideration for its services as exclusive placement agent, Garden State Securities, Inc., received cash compensation and Warrants to purchase an aggregate of approximately 387,736 shares of Common Stock.  In the aggregate, Series D Preferred and Warrants issued in the transaction are convertible into, and exercisable for, approximately 8,142,508 shares of Common Stock. Each share of Series D Preferred is convertible into a number of shares of Common Stock equal to the stated value of the share ($10,000), divided by $1.40, subject to adjustment as discussed below (the “Conversion Price”).

At the time of its issuance, the Series D Preferred ranked junior to the Company’s Series B Convertible Preferred Stock (“Series B Preferred”) and senior to all shares of Common Stock and other capital stock of the Company.

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

If the closing price for each of any 20 consecutive trading days after the effective date of the initial registration statement filed pursuant to the Registration Rights Agreement exceeds 300% of the then effective Conversion Price and various other equity conditions are satisfied, the Company may cause the Series D Preferred to automatically convert into shares of Common Stock.

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

On September 16, 2009, pursuant to its terms, all of the Series B Preferred converted into shares of Common Stock at the conversion rate of 1.51 which resulted in an increase of 537,913 shares of Common Stock as of that date.

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

The Company recorded a 40% reduction in the calculated value as shown above due to the restrictions on marketability, liquidity and other credit factors.  Since these shares are now convertible into common shares and freely tradable after conversion, this reduction was eliminated when calculating fair market values.

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

In addition, since the convertible preferred stock is convertible into shares of common stock, an embedded beneficial conversion feature was recorded as a discount to additional paid-in-capital.  However, the beneficial conversion feature is considered a deemed dividend, and since the Company has an accumulated deficit, there was no effect on the statement of stockholders’ equity.

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

On May 27, 2009, the Company issued 25,000 shares of common stock to a key consultant of the Company.

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

On June 26, 2009, the Company also issued 62,540 shares of common stock to several key consultants and an employee of the Company.

On August 12, 2009, the Company issued 65,221 stock options to various employees and consultants under non-qualified stock option agreements under an employee bonus program. These options vest immediately and allow for the purchase of 65,221 shares of common stock at an exercise price of $4.57 per share.  These options expire on August 11, 2019.

On August 14, 2009, the Company issued 3,623 shares of common stock to a key consultant of the Company.

On September 4, 2009, the Company issued 22,149 shares of common stock to a key consultant of the Company.

For the nine months ending September 30, 2009, 3,160,974 Series B Preferred Shares were converted into 4,693,530 shares of common stock. As discussed above, the outstanding Series B Preferred shares converted into common stock on September 16, 2009 and at September 30, 2009, there were 0 outstanding Series B Preferred for which $0 in dividends had been accrued.

For the nine months ending September 30, 2009, 47.59 Series D Preferred Shares were converted into 357,820 shares of common stock. At September 30, 2009, there were 495.25 outstanding Series D Preferred which are convertible into 3,723,695 shares of common stock.

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

The Company is also party to three agreements that require it to make milestone payments, royalties on net sales of the Company's products and payments on sublicense income received by the Company. As of September 30, 2009, $350,000 in milestone payments have been made under one of these agreements. There are no milestone payments or royalties on net sales accrued for any of the three agreements as of September 30, 2009 and December 31, 2008.

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

The Company currently has operating lease commitments in place for facilities in Buffalo, New York and Chicago, Illinois as well as office equipment. The Company recognizes rent expense on a straight-line basis over the term of the related operating leases. The operating lease expenses recognized were $95,120 and $83,213 for the three months ended September 30, 2009 and 2008, respectively.  The operating lease expenses recognized were $268,557 and $249,267 for the nine months ended September 30, 2009 and 2008, respectively.

Annual future minimum lease payments under present lease commitments are as follows:

Operating
Leases

2009 Remaining Quarter	$94,443
2010	343,656
2011	311,803
2012	144,375
2013	-

$894,277

The Company has entered into stock option agreements with key employees, board members and consultants with exercise prices ranging from $0.66 to $17.00. These awards were approved by the Company’s Board of Directors. The options expire ten years from the date of grant except for 18,000 options that expire on December 31, 2012, subject to the terms applicable in the agreement.

The following tables summarize the stock option activity for the nine months ended September 30, 2009 and September 30, 2008:

		Weighted Average
	Options	Exercise Price Per Share

Outstanding, December 31, 2008	1,948,874	$6.17
Granted	723,276	$2.72
Exercised	149,534	$1.91
Forfeited, Canceled	3,313	$4.00
Outstanding, September 30, 2009	2,519,303	$5.43

		Weighted Average
	Options	Exercise Price Per Share

Outstanding, December 31, 2007	1,011,740	$7.29
Granted	958,380	$4.89
Exercised	42,534	$1.04
Forfeited, Canceled	-	n/a
Outstanding, September 30, 2008	1,927,586	$6.23

The Company has entered into warrant agreements with strategic partners, consultants and investors with original exercise prices ranging from $1.13 to $11.00. These awards were approved by the Company’s Board of Directors. The warrants expire between five and seven years from the date of grant, subject to the terms applicable in the agreement. A list of the total warrants awarded and exercised appears below:

		Weighted Average
	Warrants	Exercise Price Per Share

Outstanding, December 31, 2008	3,453,268	$8.92
Granted	4,265,122	$1.60
Exercise Price Adjustment		$(3.35)
Exercised	291,444	$1.17
Forfeited, Canceled	-	n/a
Outstanding, September 30, 2009	7,426,946	$3.70

		Weighted Average
	Warrants	Exercise Price Per Share

Outstanding, December 31, 2007	3,453,268	$8.92
Granted	-	n/a
Exercised	-	n/a
Forfeited, Canceled	-	n/a
Outstanding, September 30, 2008	3,453,268	$8.92

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

On August 13, 2009, as a result of the quarterly reduction in the conversion price of the Series D Preferred from $1.40 to $1.33, the exercise price of the Company’s Series B Warrants and Series C Warrants were adjusted per the terms of the Series D Private Placement to $6.73 and $7.13, respectively from the adjusted exercise prices of $6.79 and $7.20.  In addition to the adjustment to the exercise prices of the Series B Warrants, Series C Warrants, the aggregate number of shares issuable upon exercise of the Series B Warrants and the Series C Warrants increased to 3,641,479 and 412,042, from 3,609,261 and 408,032, respectively. Certain other warrants issued prior to the Company’s initial private placement offering were also adjusted pursuant to anti-dilution provisions contained in those warrants such that their per share exercise price reduced from $1.48 to $1.47. For these warrants issued prior to the Company’s initial public offering, the aggregate number of shares of Common Stock issuable increased from 379,792 to 382,130.  The weighted average exercise price reduction for these existing warrants at the completion of the Series D Private Placement increased $0.28 to $3.35.

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

Note 5. Subsequent Events

No material subsequent events have occurred since the balance sheet date of September 30, 2009.

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

Through our research and development (“R&D”), and our strategic partnerships, we have established a technological foundation for the development of new pharmaceuticals and their rapid preclinical evaluation.

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

•
Curaxins - small molecules designed to kill tumor cells by simultaneously targeting multiple regulators of apoptosis. Initial test results indicate that curaxins can be effective against a number of malignancies, including hormone-refractory prostate cancer, renal cell carcinoma (“RCC”) (a highly fatal form of kidney cancer) and soft-tissue sarcoma.

In the area of radiation protection, we have achieved high levels of protection in animal models. With respect to cancer treatment, the biology of cancer is such that there is no single drug that can be successfully used to treat 100% or even 50% of all cancer patients. This means that there likely will be a need for additional anticancer drugs for each type of cancer.

These drug candidates demonstrate the value of our scientific foundation. Based on the expedited approval process currently available for non-medical applications such as protection from exposure to radiation, our most advanced drug candidate, Protectan CBLB502, may be approved for such applications within 18 months. Another drug candidate, Curaxin CBLC102, demonstrated activity and safety in a Phase IIa clinical trial concluded in late 2008.

RESEARCH AND DEVELOPMENT

We are highly dependent on the success of our R&D efforts and, ultimately, upon regulatory approval and market acceptance of our products under development.

There are significant risks and uncertainties inherent in the preclinical and clinical studies associated with our R&D projects. As a result, the costs to complete such projects, as well as the period in which net cash outflows from such programs are expected to be incurred, may not be reasonably estimable. From our inception to September 30, 2009, we spent $53,859,313 on R&D.

Our ability to complete our R&D on schedule is, however, subject to a number of risks and uncertainties. Factors affecting our R&D include, but are not limited to:

•	the number and outcome of clinical studies we are planning to conduct; for example, our R&D expenses may increase based on the number of late-stage clinical studies that we may be required to conduct;

•
the performance of our R&D collaborators; if any research collaborator fails to commit sufficient resources, our preclinical or clinical development programs related to this collaboration could be delayed or terminated;

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

•
the number of new grants and contracts awarded in the future; if the availability of research grants and contracts were curtailed, our ability to fund future R&D and implement technological improvements would be diminished, which would negatively impact our ability to fund R&D efforts;

•
in-licensing activities, including the timing and amount of related development funding or milestone payments; for example, we may enter into agreements requiring us to pay a significant up-front fee for the purchase of in-process R&D that we may record as  R&D expense; or

•	future levels of revenue; R&D as a percentage of future potential revenues can fluctuate with the changes in future levels of revenue and lower revenues can lead to less spending on R&D efforts.

In addition, we have sustained losses from operations in each fiscal year since our inception in June 2003, and we may exhaust our financial resources and be unable to complete the development of our products due to the substantial investment in R&D, that will be required for the next several years. We expect to spend substantial additional sums on the continued R&D of proprietary products and technologies with no certainty that losses will not increase or that we will ever become profitable as a result of these expenditures.

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

•
failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies, length of time to achieve study endpoints, additional time requirements for data analysis or a New Drug Application/Biologic License Application preparation, discussions with the Food and Drug Administration (“FDA”), an FDA request for additional pre-clinical or clinical data or unexpected safety or manufacturing issues;

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

•
Leveraging our relationship with leading research and clinical development institutions. The Cleveland Clinic, one of the top research medical facilities in the world, is one of our co-founders. In addition to providing us with drug leads and technologies, the Cleveland Clinic will share valuable expertise with us as development efforts are performed on our drug candidates. In January 2007, we entered into a strategic research partnership with Roswell Park Cancer Institute (“RPCI”) in Buffalo, New York. This partnership will enhance the speed and efficiency of our clinical research and provide us with access to the state-of-the-art clinical development facilities of a globally recognized cancer research center.

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

•
Utilizing and developing other strategic relationships. We have collaborative relationships with other leading organizations that enhance our drug development and marketing efforts. For example, one of our founders, with whom we maintain a strategic partnership, is ChemBridge Corporation. Known for its medicinal chemistry expertise and synthetic capabilities, ChemBridge provides valuable resources to our drug development research including access to a chemical library of over 1,000,000 compounds.

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

Eleven sets of patent applications have been filed around the protectan family of compounds including two for the general aspects and qualities of the protectan family.

For the three months ended September 30, 2009 and 2008, we spent $3,268,615 and $2,295,574, respectively on R&D for protectans.  For the nine months ended September 30, 2009 and 2008, we spent $10,028,839 and $6,064,505, respectively.   We spent $8,995,500 overall in the fiscal year ended December 31, 2008 and from our inception to September 30, 2009, we spent $36,537,338 on R&D for protectans.

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

Protectan CBLB502 is a single agent anti-radiation therapy with demonstrated significant survival benefits at a single dose in animal models. Animal studies indicate that Protectan CBLB502 protects mice without increasing the risk of radiation-induced cancer development. The remarkably strong radioprotective abilities of Protectan CBLB502 are the result of a combination of several mechanisms of action. Potential applications for Protectan CBLB502 include reduction of radiation therapy or chemotherapy toxicities in cancer patients, protection from Acute Radiation Syndrome (“ARS”) in defense scenarios, and protection from acute organ failure. Protectan CBLB502 is administered through intramuscular injection.

Seven sets of patent applications have been filed for Protectan CBLB502.  In August 2009, we received a Notice of Allowance from the U.S. Patent and Trademark Office for a patent application titled "Modulating Apoptosis." Allowed claims cover the method of protecting a mammal from radiation using flagellin or its derivatives.

For the three months ended September 30, 2009 and 2008, we spent $3,267,201 and $2,007,124, respectively on R&D for Protectan CBLB502.  For the nine months ended September 30, 2009 and 2008, we spent $10,022,272 and $5,189,400, respectively.   We spent $8,021,040 in the fiscal year ended December 31, 2008 and from our inception to September 30, 2009, we spent $33,400,397 on R&D for Protectan CBLB502.

Non-medical Applications

Our scientists have demonstrated that injecting Protectan CBLB502 into mice, rats and non-human primates protects them from lethal doses of total body gamma radiation. An important advantage of Protectan CBLB502, above any other radioprotectant known to us, is the ability to effectively protect not only the hematopoietic system, but also the gastrointestinal (“GI tract”) which is among the most sensitive areas of the human body to radiation. High levels of radiation, among other effects, induce moderate to severe bone marrow damage. The immune and blood stem cells are also depleted and death is caused by anemia, infection, bleeding and poor wound healing. GI damage often occurs at higher doses of radiation, and may result in death through sepsis as a result of perforation of the GI tract. Protectan CBLB502’s ability to effectively protect the hematopoietic system and GI tract may make Protectan CBLB502 uniquely useful as a radioprotective antidote. Protectan CBLB502 was shown to be safe at its therapeutic doses in rodents and non-human primates. In addition, Protectan CBLB502 has proved to be a stable compound for storage purposes. It can be stored at temperatures close to freezing, room temperature or extreme heat. Manufacturing of Protectan CBLB502 is cost efficient, due to its high yield bacterial producing strain and simple purification process.

Protectan CBLB502 is being developed under the FDA's animal efficacy rule to treat radiation injury following exposure to radiation from nuclear or radiological weapons, or from nuclear accident. This approval pathway requires demonstration of efficacy in two animal species and safety and drug metabolism testing in a representative sample of healthy human volunteers. Protectan CBLB502 has demonstrated activity as a radioprotectant in several animal species, including non-human primates. Human safety studies are the only stage of human testing required for approval in this indication.

We have successfully established cGMP quality manufacturing for Protectan CBLB502 and have completed an initial Phase I human safety study for Protectan CBLB502 in ARS. The initial human Phase I safety and tolerability study involved single injections of Protectan CBLB502 in ascending-dose cohorts of six healthy volunteers each. Participants in the study were assessed for adverse side effects over a 28-day time period and blood samples were obtained to assess the effects of Protectan CBLB502 on various biomarkers.

Data from 50 subjects indicates that Protectan CBLB502 was well tolerated and that normalized biomarker results corresponded to previously demonstrated activity in animal models of ARS. A pattern of biomarker production was observed consistent with those patterns seen in animals during mitigation of radiation-induced injury by dosing with Protectan CBLB502.

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

•
Performing a second Phase IIa safety study in approximately 100 healthy human volunteers planned to start in November 2009. This study has an approximate cost of $1,200,000 and is covered by a government development contract

•
Performing a Phase IIb human safety study in a larger number of volunteers using the dose of Protectan CBLB502 previously shown to be safe in humans and efficacious in animals. We estimate completion of this study in late 2010 at an approximate cost of $5,300,000 based on 500 subjects tested in four locations. This study is also covered by a government development contract.

•	Filing a Biologic License Application (“BLA”) which we expect to complete in late 2010. At the present time, the costs of the filing cannot be approximated with any level of certainty.

In March 2008, the U.S. Department of Defense (“DoD”), awarded us a contract valued at up to $8.9 million over eighteen months through the Chemical Biological Medical Systems Joint Project Management Office Broad Agency Announcement (“BAA”) for selected tasks in the advanced development of Protectan CBLB502 as a Medical Radiation Countermeasure to treat radiation injury following exposure to radiation from nuclear or radiological weapons. In September 2009, the DoD increased the funding under this contract by $0.6 million to $9.5 million to support bridging studies between lyophilized and liquid drug formulations.

In September 2008, we were awarded a $774,183 grant from the National Institute of Allergy and Infectious Diseases (“NIAID”) of the National Institutes of Health (“NIH”), to further study certain mitigating properties of Protectan CBLB502 in the context of hematopoietic damage from radiation exposure. In September 2009, NIAID awarded us an additional $458,512 for the continuation of the same grant

In September 2008, the Biomedical Advanced Research and Development Authority (“BARDA”) of the Department of Health and Human Services (“HHS”) awarded us a contract under the BAA titled, "Therapies for Hematopoietic Syndrome, Bone Marrow Stromal Cell Loss, and Vascular Injury Resulting from Acute Exposure to Ionizing Radiation," for selected tasks in the advanced development of Protectan CBLB502. The total contract value including all milestone-based options started at $13.3 million over a three-year period, with the first year's award of $3.4 million. In September 2009, BARDA increased the total contract value by $2.3 million to $15.6 million and awarded the first milestone option of $6.3 million. BARDA seeks to acquire developed medical countermeasures that will be clinically useful in a civilian medical emergency situation that results from or involves exposure of a large population to the effects of a nuclear detonation, a radiologic dispersive device (such as a dirty bomb), or exposure to radioactive material with or without combined injury or trauma.

In May 2009, a Sources Sought Notice was issued by the Chemical Biological Medical Systems Medical Identification and Treatment Systems Joint Product Management Office of the DoD seeking identification of sources having the capability to develop, through FDA approval and production, the following chemical, radiological and nuclear therapeutics:

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

In September 2009, we were awarded a $5.3 million Grand Opportunities research grant under the American Recovery and Reinvestment Act of 2009 from the Office of the Director of NIH and NIAID. The grant will fund studies of molecular mechanisms by which Protectan CBLB502 mitigates GI damage from radiation exposure.

For the three months ended September 30, 2009 and 2008, we spent $3,267,201 and $1,846,094, respectively on R&D for non-medical applications of Protectan CBLB502.  For the nine months ended September 30, 2009 and 2008, we spent $9,966,145 and $4,638,905, respectively. We spent $7,264,813 in the fiscal year ended December 31, 2008 and from our inception to September 30, 2009, we spent $31,567,341 on R&D for the non-medical applications of Protectan CBLB502.

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

Consistent with this strategy, we plan to initiate a Phase I/II study for Protectan CBLB502 in head and neck cancer patients in early 2010 for the medical indication of CBLB502. The primary endpoint of the study will be the reduction of toxicities of radiation and chemotherapy, such as mucositis (a painful inflammation and ulceration of oral mucosa causing difficulties with speaking and eating). Mucositis weakens the patient by not allowing for the oral intake of nutrients and fluids and forces the temporary suspension of radiotherapy and chemotherapy until the tissues of the mouth and throat have healed. Due to the ability of head and neck cancer cells to regrow during periods of interrupted treatment, any interruption in radiotherapy should be avoided. Since the main cause of treatment interruptions in radiotherapy or combinations of chemotherapy and radiotherapy treatment regimens of head and neck cancer is acute mucositis, the ability to prevent mucositis, and therefore, interruptions in treatment, could potentially result in better outcomes for patients with cancers of the head and neck.

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

In order for us to receive final FDA licensure for Protectan CBLB502 for medical applications, we will need to complete various tasks, including:

•	Submitting an amendment to our CBLB502 IND application and receiving allowance from the FDA. We expect to submit the amendment in early 2010. We estimate that the cost of filing will be nominal.

•
Performing a Phase I/II human efficacy study on a small number of head and neck cancer patients. We expect to complete this study two years from the receipt of allowance from the FDA of the IND amendment expected in early 2010 at an approximate cost of $1,500,000.

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

For the three months ended September 30, 2009 and 2008, we spent $0 and $161,030, respectively on R&D for the medical applications of Protectan CBLB502.  For the nine months ended September 30, 2009 and 2008, we spent $56,127 and $550,495, respectively.  We spent $756,227 in the fiscal year ended December 31, 2008 and from our inception to September 30, 2009, we spent $1,833,056 on R&D for the medical applications of Protectan CBLB502.

Protectan CBLB612

While the bulk of our R&D has focused on Protection CBLB502, we have conducted some preliminary research into a compound derived from the same family and which we refer to as Protectan CBLB612. Protectan CBLB612 is a modified lipopeptide mycoplasma that acts as a powerful stimulator and mobilizer of hematopoietic (bone marrow/blood production) stem cells (“HSC”) to peripheral blood. Potential applications for Protectan CBLB612 include accelerated hematopoietic recovery during chemotherapy and during donor preparation for bone marrow transplantation.

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

With efficacy and non-GLP safety already studied in mice and monkeys, Protectan CBLB612 entered formal pre-clinical safety and manufacturing development in February 2008. Further development of CBLB612 will continue upon achieving sufficient funding for completing pre-clinical development and a Phase I study. Development of Protectan CBLB612 has been supported by a grant from the Defense Advanced Research Projects Agency of the DoD.

Two sets of patent applications have been filed for Protectan CBLB612.

In September 2009, we executed a license agreement granting Zhejiang Hisun Pharmaceutical Co. Ltd. (‘Hisun’), a leading pharmaceutical manufacturer in the People's Republic of China, exclusive rights to develop and commercialize Protectan CBLB612 in China. Under the terms of the license agreement, we will receive upfront product development payments of $1.65 million for protectan research (including Protectan CBLB502). Hisun will be responsible for all development and regulatory approval efforts for Protectan CBLB612 in China. In addition, Hisun will pay us a 10% royalty on net sales over the 20-year term of the agreement. This royalty may decrease to 5% of net sales only in the event that patents for CBLB612 are not granted. We will retain all rights to CBLB612 in the rest of the world

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

Because of the uncertainties of the scope of the remaining clinical studies, we cannot currently estimate when any development efforts may be completed or the cost of completion. Nor can we estimate when we may realize any cash flow from the development of Protectan CBLB612.

For the three months ended September 30, 2009 and 2008, we spent $1,414 and $288,450, respectively on R&D for Protectan CBLB612.  For the nine months ended September 30, 2009 and 2008, we spent $6,567 and $875,105, respectively.  We spent $974,459 in the fiscal year ended December 31, 2008 and from our inception to September 30, 2009, we spent $3,136,941 on R&D for Protectan CBLB612. Further development and extensive testing will be required to determine its technical feasibility and commercial viability.

Curaxins

Curaxins are small molecules that are intended to destroy tumor cells by simultaneously targeting two regulators of apoptosis. Our initial test results indicate that curaxins may be effective against a number of malignancies, including RCC, soft-tissue sarcoma, and hormone-refractory prostate cancer.

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

Seven sets of patent applications have been filed around the curaxin family of compounds including four for the general aspects and qualities of the curaxin family.

For the three months ended September 30, 2009 and 2008, we spent $58,995 and $886,852, respectively on R&D for curaxins.  For the nine months ended September 30, 2009 and 2008, we spent $573,753 and $2,726,527, respectively.  We spent $3,233,872 in the fiscal year ended December 31, 2008 and from our inception to September 30, 2009, we spent $12,215,345 on R&D for curaxins.

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

Thirty-one patients were enrolled in the Phase II study of CBLC102 as a monotherapy in late stage, hormone-refractory taxane-resistant prostate cancer.  All patients had previously received hormonal treatment for advanced prostate cancer and 28 of the 31 had also previously received chemotherapy.  One patient had a partial response, while 50% of the patients exhibited a decrease or stabilization in PSA velocity, a measure of the speed of prostate cancer progression.  CBLC102 was well tolerated and there were no serious adverse events attributed to the drug.  The trial demonstrated indications of activity and a remarkable safety profile in one of the most difficult groups of cancer patients.

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

Two sets of patent applications have been filed for Curaxin CBLC102.

For the three months ended September 30, 2009 and 2008, we spent $34,074 and $466,088, respectively on R&D for Curaxin CBLC102.  For the nine months ended September 30, 2009 and 2008, we spent $252,209 and $1,431,077, respectively. We spent $1,741,194 in the fiscal year ended December 31, 2008 and from our inception to September 30, 2009, we spent $6,718,691 on R&D for Curaxin CBLC102.

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

One set of patent applications has been filed for Curaxin CBLC137.

For the three months ended September 30, 2009 and 2008, we spent $24,920 and $420,764, respectively on R&D for other curaxins.  For the nine months ended September 30, 2009 and 2008, we spent $321,544 and $1,295,449, respectively.  We spent $1,492,678 in the fiscal year ended December 31, 2008 and from our inception to September 30, 2009, we spent $5,496,654 on R&D for other curaxins.

CBLC137 is at a very early stage of its development and, as a result, it is premature to estimate when any development may be completed, the cost of development or when any cash flow could be realized from development.

FINANCIAL OVERVIEW

Including several non-cash charges, our net loss increased from $2,830,980 for the three months ended September 30, 2008 to $5,189,279 for the three months ended September 30, 2009, an increase of $2,358,299 or 83.3%. We incurred non-cash charges of depreciation of $87,531 and $82,252, non-cash salaries and consulting fees of $410,402 and $379,760 and a change in the value of Series D warrants of $4,111,578 and $0 for the three months ended September 30, 2009 and 2008, respectively.  Excluding these non-cash charges, our net loss decreased $1,789,200 or 75.5% from $2,368,968 for the three months ended September 30, 2008 to $579,768 for three months ended September 30, 2009. This decrease was due to increased government funding and our cost containment efforts that include incurring R&D costs that are predominantly supported through government funding or direct investment and reducing general and administrative costs.

Including several non-cash charges, our net loss increased from $10,608,581 for the nine months ended September 30, 2008 to $14,624,938 for the nine months ended September 30, 2009, an increase of $4,016,357 or 37.9%.  We incurred non-cash charges of depreciation of $268,074 and $239,339, non-cash salaries and consulting fees of $2,113,965 and $1,150,692 and a change in value of Series D warrants of $9,565,276 and $0 for the nine months ended September 30, 2009 and 2008, respectively.  Excluding these non-cash charges, our net loss decreased $6,540,927 or 71.0% from $9,218,550 for the nine months ended September 30, 2008 to $2,677,623 for nine months ended September 30, 2009. This decrease was due to increased government funding and our cost containment efforts.

EQUITY FINANCING

On March 16, 2007, we consummated a transaction with various accredited investors pursuant to which we agreed to sell to the investors and issue to the placement agent as compensation, in a private placement, an aggregate of 4,579,010 shares of Series B Convertible Preferred Stock, par value $0.005 per share, and Series B and Series C Warrants to purchase approximately 2,632,602 shares of our common stock pursuant to a Securities Purchase Agreement of the same date. As of September 30, 2009, all of the 4,579,010 shares of Series B Preferred were converted into shares of Common Stock and $2,739,339 in dividends earned were paid.

On February 13, 2009, March 20, 2009, and March 27, 2009, we entered into Purchase Agreements with various purchasers, pursuant to which we agreed to sell to the purchasers an aggregate of 542.84 shares of Series D Preferred and Warrants to purchase an aggregate of 3,877,386 shares of the Company’s Common Stock.  The Warrants have a seven-year term and an exercise price of $1.60. At the time of its issuance, each share of Series D Preferred was currently convertible into approximately 7,519 shares of Common Stock, subject to the adjustment as described below.

The aggregate purchase price paid by the purchasers for the Series D Preferred and the Warrants was approximately $5,428,307 (representing $10,000 for each Share together with a Warrant).  After related fees and expenses, we received net proceeds of approximately $4,460,000.  We intend to use the proceeds for working capital purposes.

In consideration for its services as exclusive placement agent, Garden State Securities received cash compensation and Warrants to purchase an aggregate of approximately 387,736 shares of Common Stock. Each share of Series D Preferred is convertible into a number of shares of Common Stock equal to (1) the stated value of the share ($10,000), divided by (2) the Conversion Price ($1.33), subject to adjustment as discussed below).

At the time of its issuance, the Series D Preferred ranked junior to our Series B Preferred and senior to all our shares of Common Stock and other capital stock. As of September 16, 2009, all of the outstanding Series B Preferred converted according to its own terms into shares of Common Stock and therefore, no Series B Preferred are outstanding.

If we do not meet certain milestones, the Conversion Price will, unless the closing price of the Common Stock is greater than $3.69 on the date the Milestone is missed, be reduced to 80% of the Conversion Price in effect on that date.  In addition to the Milestone Adjustment, on August 13, 2009, the Conversion Price was reduced to 95% of the then Conversion Price. On each three month anniversary of August 13, 2009, the then Conversion Price shall be reduced by $0.05 until maturity.  The Conversion Price is also subject to proportional adjustment in the event of any stock split, stock dividend, reclassification or similar event with respect to the Common Stock and to anti-dilution adjustment in the event of any Dilutive Issuance.

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

If we receive any cash funds after February 13, 2009, from fees, royalties or revenues as a result of the license of any of our intellectual property, cash funds from development grants from any government agency for the development of anti-cancer applications of any of our curaxin compounds or anti-cancer or biodefense applications for our CBLB502 compound  or we allocate cash proceeds to our escrow account,  then we must deposit 40% of the intellectual property proceeds, 20% of the governmental grant proceeds and any cash proceeds into an escrow account.  At any time after the later of the Effective Date and the six-month anniversary of the initial contribution by us to the Sinking Fund, but no more than once in every six-month period, we will be required to use the funds then in the escrow account to redeem outstanding shares of Series D Preferred, from the holders on a pro rata basis, at a premium of 15% to the stated value through February 13, 2010, and 20% thereafter.

Upon completion of the Series D Preferred transaction, the exercise prices of the Company’s Series B Warrants and Series C Warrants were adjusted, pursuant to weighted-average anti-dilution provisions, to $6.79 and $7.20 respectively, from the original exercise prices of $10.36 and $11.00.  In addition to the adjustment to the exercise prices of the Series B Warrants and the Series C Warrants, the aggregate number of shares issuable upon exercise of the Series B Warrants and the Series C Warrants increased to 3,609,300 and 408,036, respectively, from 2,365,528 and 267,074. Certain other warrants issued prior to the Company’s initial public offering were also adjusted pursuant to anti-dilution provisions contained in those warrants such that their per share exercise price reduced from $2.00 to $1.48 and the aggregate number of shares of Common Stock issuable increased from approximately 281,042 to approximately 379,792.

As mentioned above, pursuant to the terms of the Certificate of Designation of Preferences, Rights and Limitations of the Series D Preferred, the Conversion Price of the Series D Preferred was automatically reduced from $1.40 to $1.33 on August 13, 2009 (the “Adjustment”). The Adjustment caused the number of shares of Common Stock into which the 542.84 outstanding shares of Series D Preferred can be converted to increase from 3,877,386 to 4,081,445 .At September 30, 2009 approximately 37.59 shares of Series D Preferred were converted into 357,820 shares of Common Stock and there were approximately 495.25 remaining outstanding Series D Preferred shares convertible into approximately 3,723,695 shares of Common Stock.

In addition, pursuant to the weighted-average anti-dilution provisions of the Series B Warrants and the Series C Warrants, the Adjustment caused:

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

Certain other warrants issued prior to the Company’s initial public offering are also affected by the Adjustment causing their exercise price to reduce from $1.48 to $1.47 and the aggregate number of shares of Common Stock issuable to increase from 343,537 to 345,855. At September 30, 2009, 36,425 of these warrants were exercised for 26,329 shares of Common Stock in cashless exercises.

On November 13, 2009, the Conversion Price of the Series D Preferred will automatically reduce from $1.33 to $1.28 (the “Second Adjustment”). The Second Adjustment causes the number of shares of Common Stock into which the 470.25 outstanding shares of Series D Preferred can be converted to increase from 3,627,041 to 3,673,844.

In addition, pursuant to the weighted-average anti-dilution provisions of the Series B Warrants and the Series C Warrants, the Second Adjustment caused:

•
the exercise price of the Series B Warrants to be reduced from $6.73 to $6.68, and the aggregate number of shares of Common Stock issuable upon exercise of the Series B Warrants to increase from 3,641,479 to 3,668,727; and

•
the exercise price of the Series C Warrants to be reduced from $7.13 to $7.08, and the aggregate number of shares of Common Stock issuable upon exercise of the Series C Warrants to increase from 412,042 to 414,952.

Certain other warrants issued prior to the Company’s initial public offering are also affected by the Second Adjustment causing their exercise price to reduce from $1.47 to $1.46 and the aggregate number of shares of Common Stock issuable to increase from 111,447 to 112,210.

Critical Accounting Policies and the Use of Estimates

Our management's discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S., or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, expenses and other reported disclosures. We believe that we consistently apply these judgments and estimates and the financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statements of income and financial position. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances.

Note 2 to our financial statements includes disclosure of our significant accounting policies. Critical accounting estimates, as defined by the Securities and Exchange Commission (“SEC”), are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult and subjective judgments and estimates of matters that are inherently uncertain. While all decisions regarding accounting policies are important, we believe that our policies regarding revenue recognition, R&D expenses, intellectual property related costs, stock-based compensation expense and fair value measurements could be considered critical. For additional information, see our audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2008, which contain accounting policies and estimates and other disclosures required by accounting principles generally accepted in the United States.

Revenue Recognition

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

We recognize revenue related to the funds received in 2007 from the State of New York under the sponsored research agreement with RPCI.  This results in the recognition of revenue as allowable costs are incurred. The Company recognizes revenue on research laboratory services and the purchase and subsequent use of related equipment. The amount paid as a payment toward future services related to the equipment is recognized as a prepaid asset and will be recognized as revenue as the services are performed and the prepaid asset is recognized as expense.

Government contract revenue is recognized as allowable R&D expenses are incurred during the period and according to the terms of the contract.

Commercial revenue is recognized when the service or development is delivered or upon complying with the relevant terms of the commercial agreement.

Research and Development Expenses

R&D costs are expensed as incurred. These expenses consist primarily of our proprietary R&D efforts, including salaries and related expenses for personnel, costs of materials used in our R&D costs of facilities and costs incurred in connection with our third-party collaboration efforts. Pre-approved milestone payments made by us to third parties under contracted R&D arrangements are expensed when the specific milestone has been achieved. As of September 30, 2009, $50,000 has been paid to CCF for milestone payments relating to the filing of an IND with the FDA for Curaxin CBLC102, $250,000 has been paid to CCF as a result of commencing Phase II clinical trials for Curaxin CBLC102 and $50,000 has been paid to CCF relating to the filing of an IND with the FDA for Protectan CBLB502. Once a drug receives regulatory approval, we will record any subsequent milestone payments in identifiable intangible assets, less accumulated amortization, and amortize them evenly over the remaining agreement term or the expected drug life cycle, whichever is shorter. We expect our R&D expenses to increase as we continue to develop our drug candidates.

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

Through December 31, 2008, we capitalized $733,051 in expenditures associated with the preparation, filing and maintenance of certain of our patents, which were incurred through the year ended December 31, 2008. We capitalized an additional $151,555 and wrote off $23,984 of previously capitalized expenditures relating to these costs incurred for the nine months ended September 30, 2009, resulting in a balance of capitalized intellectual property totaling $860,622.

Stock-based Compensation

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

During the nine months ended September 30, 2009, the Company granted 723,276 stock options. The Company recognized a total of $1,527,719 in expense related to options for the nine months ended September 30, 2009.  The Company also recaptured $37,878 of previously recognized expense due to the stock option forfeitures. During the nine months ended September 30, 2008, the Company granted 958,380 stock options pursuant to stock award agreements. We recognized a total of $1,929,433 in expense related to options for the nine months ended September 30, 2008.  The weighted average, estimated grant date fair values of stock options granted during the nine months ended September 30, 2009 and 2008 was $1.89 and $3.17, respectively.

For the nine months ended September 30, 2009 the Company also recognized a total of $599,217 expense for shares issued under the Plan and a total of $24,907 in expense related to the amortization of restricted shares.

Fair Value Measurement

The Company values its financial instruments based on fair value measurements and disclosures which establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring a company to develop its own assumptions.  The Company does not have any significant assets or liabilities measured at fair value using Level 1 or Level 3 inputs as of September 30, 2009.

The Company analyzed all financial instruments with features of both liabilities and equity.

The Company carries the warrants issued in the Series D Private Placement at fair value totaling $12,582,110 and $0 as of September 30, 2009 and December 31, 2008, respectively.  The Company recognized a fair value measurement loss of $4,111,578 and $0 for the three months ended September 30, 2009 and 2008, respectively.  The Company recognized a fair value measurement loss of $9,565,276 and $0 for the nine months ended September 30, 2009 and 2008, respectively.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheets at fair value.

Results of Operations

Our operating results for the past three fiscal years have been nominal. The following table sets forth our statement of operations data for the three and nine months ended September 30, 2009 and 2008, and the years ended December 31, 2008 and December 31, 2007, and should be read in conjunction with our financial statements and the related notes appearing elsewhere in this filing and in our Annual Report on Form 10-K for the year ended December 31, 2008.

	Quarter	Quarter	Nine Months	Nine Months	Year Ended	Year Ended
	Ended	Ended	Ended	Ended	December 31,	December 31,
	30-Sep-09	30-Sep-08	30-Sep-09	30-Sep-08	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$3,223,094	$1,851,419	$9,717,803	$3,202,119	$4,705,597	$2,018,558
Operating expenses	4,314,178	4,725,572	14,548,186	14,145,311	19,050,965	27,960,590
Other expense (income)	4,100,241	6,277	9,811,898	(90,018)	(59,597)	2,058,236
Net interest expense (income)	(2,046)	(49,450)	(17,343)	(244,593)	(259,844)	(1,003,766)

Net income (loss)	$(5,189,279)	$(2,830,980)	$(14,624,938)	$(10,608,581)	$(14,025,927)	$(26,996,502)

The following table summarizes R&D expenses for the three and nine months ended September 30, 2009 and 2008 and the years ended December 31, 2008 and 2007 and since inception:

	Quarter	Quarter	Nine Months	Nine Months	Year Ended	Total
	Ended	Ended	Ended	Ended	December 31,	Since
	30-Sep-09	30-Sep-08	30-Sep-09	30-Sep-08	2008	Inception
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Research and development	$3,327,609	$3,485,430	$10,602,591	$9,719,519	$13,160,812	$53,859,313

General	$-	$303,004	$-	$928,488	$931,441	$5,106,630
Protectan CBLB502 - non-medical applications	$3,267,201	$1,846,094	$9,966,145	$4,638,905	$7,264,813	$31,567,341
Protectan CBLB502 - medical applications	$-	$161,030	$56,127	$550,495	$756,227	$1,833,056
Protectan CBLB612	$1,414	$288,450	$6,567	$875,105	$974,459	$3,136,941
Curaxin CBLC102	$34,074	$466,088	$252,209	$1,431,077	$1,741,194	$6,718,691
Other Curaxins	$24,920	$420,764	$321,544	$1,295,449	$1,492,678	$5,496,654

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenue

Revenue increased from $1,851,419 for the three months ended September 30, 2008 to $3,223,094 for the three months ended September 30, 2009 representing an increase of $1,371,675 or 74.1% resulting primarily from an increase in revenue from various federal grants and contracts including the DoD and BARDA contracts.

See the table below for further details regarding the sources of our government grant and contract revenue for these periods:

Agency	Program	Amount	Period of Performance	Revenue 2009 (July 1 thru Sept.30)	Revenue 2008 (Julyl 1 thru Sept.30)	Revenue 2008
				(unaudited)	(unaudited)
DoD	DTRA Contract	$1,263,836	03/2007-02/2009	$80,079	$-	$613,901
NIH	Phase II NIH SBIR program	$750,000	07/2006-06/2008	$-	$-	$77,971
NY State/RPCI	Sponsored Research Agreement	$3,000,000	03/2007-02/2012	$3,679	$84,792	$305,298
NIH	NCI Contract	$750,000	09/2006-08/2008	$-	$71,363	$219,618
DoD	DOD Contract	$9,590,000	05/2008 - 09/2009	$1,313,900	$1,635,868	$2,938,357
HHS	BARDA Contract	$15,600,000	09/2008-09/2011	$1,172,088	$2,115	$219,412
NIH	NIAID Grant	$1,232,695	09/2008-08/2010	$392,369	$57,281	$211,040
NIH	NIAID GO Grant	$5,300,000	09/2009-08/2011	$260,979	$-	$-
			Totals	$3,223,094	$1,851,419	$4,585,597

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

Operating expenses decreased from $4,725,572 for the three months ended September 30, 2008 to $4,314,178 for the three months ended September 30, 2009, a decrease of $411,394 or 8.7%.  We recognized a total of $410,402 of non-cash, stock-based compensation for the three months ended September 30, 2009 compared to $379,760 for the three months ended September 30, 2008.  If these non-cash, stock-based compensation expenses were excluded, operating expenses would have decreased from $4,345,812 for the three months ended September 30, 2008 to $3,903,773 for the three months ended September 30, 2009.  This represents a decrease in operating expenses of $442,036 or 10.2% as explained below.

R&D costs decreased from $3,485,430 for the three months ended September 30, 2008 to $3,327,609 for the three months ended September 30, 2009. This represents a decrease of $157,821 or 4.5%. We recognized a total of $230,977 of R&D non-cash, stock based compensation for the three months ended September 30, 2009 compared to $201,848 for the three months ended September 30, 2008.  Without the non-cash, stock-based compensation, the R&D expenses decreased from $3,283,582 for the three months ended September 30, 2008 to $3,096,632 for the three months ended September 30, 2009; a decrease of $186,950 or 5.7%.   This reduction in R&D expenses is due largely to incurring primarily only those R&D costs that are properly funded by government contracts and grants.

Selling, general and administrative costs decreased from $1,240,142 for the three months ended September 30, 2008 to $986,569 for the three months ended September 30, 2009.  This represents a decrease of $253,573 or 20.4%.  We recognized a total of $179,425 of non-cash, stock-based compensation under selling, general and administrative costs for the three months ended September 30, 2009 compared to $177,912 for the three months ended September 30, 2008. Without the non-cash, stock-based compensation, the selling, general and administrative expenses decreased from $1,062,230 for the three months ended September 30, 2008 to $807,144 for the three months ended September 30, 2009; a decrease of $255,086 or 24.0%.  The lower general and administrative expenses were incurred as a result of cost containment efforts.

Until we introduce a product to the market, we expect these expenses in the categories mentioned above will be the largest categories in our income statement.

Other Expenses

Other expenses increased from $8,933 for the three months ended September 30, 2008 to $4,111,578 for the three months ended September 30, 2009, an increase of $4,102,645 or 45,926.8%.  We recognized $4,111,578 of non-cash expense for the change in value of the Series D warrants for the three months ended September 30, 2009 compared to $8,933 related to the company relocation for the three months ended September 30, 2008.  This change in the value of the Series D warrants occurred as a result of the change in the fair value of the warrants using the Black-Scholes valuation model.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenue

Revenue increased from $3,202,119 for the nine months ended September 30, 2008 to $9,717,803 for the nine months ended September 30, 2009 representing an increase of $6,515,684 or 203.5% resulting primarily from an increase in revenue from various federal grants and contracts including the DoD and BARDA contracts.

See the table below for further details regarding the sources of our government grant and contract revenue for these periods:

Agency	Program	Amount	Period of Performance	Revenue 2009 (thru September 30)	Revenue 2008 (thru September 30)	Revenue 2008
				(unaudited)	(unaudited)
DoD	DTRA Contract	$1,263,836	03/2007-02/2009	$183,613	$613,901	$613,901
NY State/RPCI	Sponsored Research Agreement	$3,000,000	03/2007-02/2012	$28,338	$239,503	$305,298
NIH	Phase II NIH SBIR program	$750,000	07/2006-06/2008	$3,679	$77,971	$77,971
NIH	NCI Contract	$750,000	09/2006-08/2008	$-	$228,579	$219,618
DOD	DOD Contract	$9,590,000	05/2008 - 09/2009	$4,636,335	$1,862,769	$2,938,357
HHS	BARDA Contract	$15,600,000	09/2008-09/2011	$3,649,347	$2,115	$219,412
NIH	NIAID Grant	$1,232,695	09/2008-02/2010	$955,512	$57,281	$211,040
NIH	NIAID Grant	$5,300,000	09/2009-08/2011	260,979	$-	$-
			Totals	$9,717,803	$3,082,119	$4,585,597

Operating Expenses

Operating expenses increased from $14,145,311 for the nine months ended September 30, 2008 to $14,548,186 for the nine months ended September 30, 2009, an increase of $402,875 or 2.8%.  We recognized a total of $2,113,965 of non-cash, stock-based compensation for the nine months ended September 30, 2009 compared to $1,150,692 for the nine months ended September 30, 2008.  If these non-cash, stock-based compensation expenses were excluded, operating expenses would have decreased from $12,994,619 for the nine months ended September 30, 2008 to $12,434,221 for the nine months ended September 30, 2009.  This represents a decrease in operating expenses of $560,398 or 4.3% as explained below.

R&D costs increased from $9,719,519 for the nine months ended September 30, 2008 to $10,602,591 for the nine months ended September 30, 2009. This represents an increase of $883,072 or 9.1%. We recognized a total of $895,397 of R&D non-cash, stock based compensation for the nine months ended September 30, 2009 compared to $416,750 for the nine months ended September 30, 2008.  Without the non-cash, stock-based compensation, the R&D expenses increased from $9,302,769 for the nine months ended September 30, 2008 to $9,707,194 for the nine months ended September 30, 2008; an increase of $404,425 or 4.3%.  The higher R&D expenses were a result of additional subcontractor expenses incurred to support the additional revenue.

Selling, general and administrative costs decreased from $4,425,792 for the nine months ended September 30, 2008 to $3,945,595 for the nine months ended September 30, 2009.  This represents a decrease of $480,197 or 10.8%.  We recognized a total of $1,218,568 of non-cash, stock-based compensation under selling, general and administrative costs for the nine months ended September 30, 2009 compared to $733,942 for the nine months ended September 30, 2008. Without the non-cash, stock-based compensation, the selling, general and administrative expenses decreased from $3,691,850 for the nine months ended September 30, 2008 to $2,727,027 for the nine months ended September 30, 2009; a decrease of $964,823 or 26.1%.  The lower general and administrative expenses were incurred as a result of cost containment efforts.

Other Expenses

Other expenses increased from $142,638 for the nine months ended September 30, 2008 to $9,834,206 for the nine months ended September 30, 2009, an increase of 9,689,608 or 6,794.5%.  We recognized $9,565,276 of non-cash expense for the change in value of the Series D warrants and $266,970 for warrant issuance costs related to the Series D offering for the nine months ended September 30, 2009 compared to $142,638 related to the company relocation for the nine months ended September 30, 2008.  This change in the value of the Series D warrants occurred as a result of the change in the fair value of the warrants using the Black-Scholes valuation model.

Liquidity and Capital Resources

We have incurred annual operating losses since our inception, and, as of September 30, 2009, we had an accumulated deficit of $71,486,462. Our principal sources of liquidity have been cash provided by sales of our securities and government grants, contracts and agreements. Our principal uses of cash have been R&D and working capital. We expect our future sources of liquidity to be primarily government grants, equity financing, licensing fees and milestone payments in the event we enter into licensing agreements with third parties, and research collaboration fees in the event we enter into research collaborations with third parties.

Net cash used in operating activities totaled $3,092,572 for the nine months ended September 30, 2009, compared to $8,903,451 used in operating activities for the nine months ended September 30, 2008. The decrease in cash used was primarily attributable to cost containment efforts as well as increased government funding.

Net cash provided by investing activities was $800,052 for the nine months ended September 30, 2009 and net cash used in investing activities was $416,537 for the nine months ended September 30, 2008. The increase in cash provided by investing activities resulted primarily from the sale of a short term investment.

Net cash provided by financing activities totaled $4,090,263 for the nine months ended September 30, 2009, compared to net cash used in financing activities of $1,226,032 for the nine months ended September 30, 2008.  The increase in cash provided by financing activities was attributed to the issuance of the Series D Preferred Shares and Warrants as compared to the cash used in financing activities to pay dividends on the Series B preferred during the first six months of 2008.

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

As of September 30, 2009, we have paid $50,000 for the milestone payment relating to the filing of the IND application for Curaxin CBLC102, $250,000 for commencing Phase II clinical trials for Curaxin CBLC102 and $50,000 for the filing of an IND application for Protectan CBLB502.  The $50,000 milestone payment for Curaxin CBLC102 was made May 3, 2007, the $250,000 milestone was paid on August 21, 2007 and the $50,000 milestone for Protectan CBLB502 was made on August 27, 2008 as per the terms of the agreement.

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

Impact of Exchange Rate Fluctuations

We believe that our results of operations are somewhat dependent upon moderate changes in foreign currency exchange rates. We have entered into a manufacturing agreement with a foreign third party to produce one of its drug compounds and are required to make payments in the foreign currency. Currently, our exposure primarily exists with the Euro. As of September 30, 2009, the Company is obligated to make payments under the agreements of 2,441,500 Euros. As of September 30, 2009, the Company has not purchased any forward contracts for Euros and, therefore, at September 30, 2009, had foreign currency commitments of $3,575,100 for Euros given prevailing currency exchange spot rates.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4: Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

 As of September 30, 2009, we were not a party to any litigation or other legal proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

As mentioned above, pursuant to the terms of the Certificate of Designation of Preferences, Rights and Limitations of the Series D Preferred, the Conversion Price of the Series D Preferred will automatically reduce from $1.33 to $1.28 on November 13, 2009. This adjustment will cause the number of shares of Common Stock into which the 470.25 outstanding shares of Series D Preferred can be converted to increase from 3,627,041 to 3,673,844

In addition, pursuant to the weighted-average anti-dilution provisions of the Series B Warrants and the Series C Warrants, this adjustment will cause:

•
the exercise price of the Series B Warrants to be reduced from $6.73 to $6.68, and the aggregate number of shares of Common Stock issuable upon exercise of the Series B Warrants to increase from 3,641,479 to 3,668,727; and

•
the exercise price of the Series C Warrants to be reduced from $7.13 to $7.08, and the aggregate number of shares of Common Stock issuable upon exercise of the Series C Warrants to increase from 412,042 to 414,952.

Certain other warrants issued prior to the Company’s initial public offering are also affected by this adjustment causing their exercise price to reduce from $1.47 to $1.46 and the aggregate number of shares of Common Stock issuable to increase from 111,447 to 112,210.

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

CLEVELAND BIOLABS, INC.

Dated: November 12, 2009	By:	/s/ MICHAEL FONSTEIN
Michael Fonstein Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2009	By:	/s/ JOHN A. MARHOFER, JR.
John A. Marhofer, Jr. Chief Financial Officer (Principal Financial Officer)