Form 10-K
period 2009-12-31
CLEVELAND BIOLABS INC
filed 2010-03-22
CIK 1318641

United States Securities and Exchange Commission
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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
☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐    Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $46,703,406. There were 26,632,040 shares of common stock outstanding as of March 5, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held on June 8, 2010, is incorporated by reference in Part III to the extent described therein.

CLEVELAND BIOLABS, INC.
FORM 10-K
03/22/10

Cleveland BioLabs, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2009

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, new products, budgets, liquidity, cash flows, projected costs, regulatory approvals or the impact of any laws or regulations applicable to us, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements .

We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. The actual future results for Cleveland BioLabs, Inc. may differ materially from those discussed here for various reasons. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this annual report including in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A “Risk Factors.”

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments. When used in the report, unless otherwise indicated, “CBLI,” the “Company,” “we,” “our” and “us” refers to Cleveland BioLabs, Inc.

PART I

Item 1.  Description of Business

GENERAL OVERVIEW

Cleveland BioLabs, Inc. is a biotechnology company focused on developing biodefense, tissue protection and cancer treatment drugs based on the concept of modulation of cell death for therapeutic benefit. We were incorporated in Delaware and commenced business operations in June 2003. We have devoted substantially all of our resources to the identification, development and commercialization of new types of drugs for protection of normal tissues from exposure to radiation and other stresses, such as toxic chemicals and cancer treatments. Our pipeline includes products from two primary families of compounds: protectans and curaxins. We are developing protectans as drug candidates that protect healthy tissues from acute stresses such as radiation, chemotherapy and ischemia (pathologies that develop as a result of blocking blood flow to a part of the body). Curaxins are being developed as anticancer agents that could act as mono-therapy drugs or in combination with other existing anticancer therapies.

On July 20, 2006, we sold 1,700,000 shares of common stock, par value $0.005 per share, in our initial public offering at a per share price of $6.00. Our common stock is listed on the NASDAQ Capital Market under the symbol “CBLI.”

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

•
Curaxins - small molecules designed to kill tumor cells by simultaneously targeting two regulators of apoptosis. Initial test results indicate that curaxins can be effective against a number of malignancies, including hormone-refractory prostate cancer, renal cell carcinoma, or RCC (a highly fatal form of kidney cancer), and soft-tissue sarcoma.

In the area of radiation protection, we have achieved high levels of protection in animal models. With respect to cancer treatment, the biology of cancer is such that there is no single drug that can be successfully used to treat a significant proportion of the large number of different cancers and there is wide variability in individual responses to most therapeutic agents. This means there is a continuing need for additional anticancer drugs for most cancers and that there will be many new drugs entering the market.

These drug candidates demonstrate the value of our scientific foundation. Based on the expedited approval process currently available for non-medical applications such as protection from exposure to radiation, our most advanced drug candidate, Protectan CBLB502 may be approved for such applications within 18 - 24 months. Another drug candidate, Curaxin CBLC102, demonstrated activity and safety in a Phase IIa clinical trial concluded in late 2008.

INDUSTRY

CBLI is a biotechnology, or biotech, company focused on developing biodefense, tissue protection and cancer treatment drugs. Historically, biotech was defined by newly discovered “genetic engineering” technology, which was first developed in universities and new startup biotech companies in the mid-1970s. Later, other technologies (based on a constant flow of discoveries in the field of biology) started playing a leading role in biotech development. Medicine, and specifically drug development, is a lucrative field for use of these technologies. Large pharmaceutical, or Pharma, companies joined the biotech arena through licensing, sponsored research, and corporate agreement relationships. As of April 2008, biotech is a $360 billion industry (based on total market capitalization of U.S. public companies tracked by BioWorld) and includes large companies such as Amgen, Inc. and Genentech, Inc.

The traditional biotech business model is a derivative of the long drug development process. Typical biotech companies go through the following stages:

•	During the first stage, biotech companies fund their development through equity or debt financings while conducting R&D, which culminates in phased drug trials.

•
During the second stage, when their lead drug candidates enter the drug trials, biotech companies may start licensing their drug candidates to Pharma companies in order to (1) generate revenue, (2) gain access to additional expertise, and (3) establish relations with Pharma companies who can eventually take a leading role in distributing successful drugs.

•	At the most advanced stage, biotech companies generate revenues by selling drugs or other biotech products to consumers or through alliances of equals.

The Project BioShield Act, which was signed into law in July 2004, allocated $5.6 billion over ten years to fund the research, development and procurement of drugs, biological products or devices to treat or prevent injury from exposure to biological, chemical, radiological or nuclear agents as a result of a military, terrorist or nuclear attack. The legislation provides for a more expedited approval process by allowing for approval based on Phase I safety studies in humans and efficacy studies in two animal species (rodents and non-human primates) instead of Phase II and III human clinical trials (see Government Regulation ). With the Project BioShield Act, biotech companies now have greater access to grants and contracts with the U.S. government. Several biotech companies, including CBLI, have secured grants and contracts from the U.S. government to develop drugs and vaccines as medical countermeasures against potential terrorist attacks. For biotech companies focused on these types of drugs and vaccines, this type of funding, together with the modified Food and Drug Administration, or FDA, approval process, are major departures from the traditional biotech business model. The principal provisions of this law are to:

•	Facilitate R&D efforts of biomedical countermeasures by the National Institutes of Health;

•	Provide for the procurement of needed countermeasures through a special reserve fund of $5.6 billion over ten years; and

•	Authorize, under limited circumstances, the emergency use of medical products that have not been approved by the FDA.

STRATEGIES AND OBJECTIVES

Our primary objective is to become a leading developer of drugs for the protection of human tissues against radiation and other stresses and for cancer treatment. Key elements of our strategy include:

•
Aggressively working towards the commercialization of Protectan CBLB502. Our most advanced drug candidate, Protectan CBLB502, offers the potential to protect normal tissues against exposure to radiation. Because of the potential military and defense implications of such a drug, the normally lengthy FDA approval process for these non-medical applications is substantially abbreviated resulting in a large cost savings to us. We expect to complete development of Protectan CBLB502 for these non-medical applications and complete submission of the Biologic License Application, or BLA, with the FDA in the first half of 2011.

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

•
Utilizing governmental initiatives to target our markets. Our focus on drug candidates such as Protectan CBLB502, which has applications that have been deemed useful for military and defense purposes, provides us with a built-in market for our drug candidates. This enables us to invest less in costly retail and marketing resources. In an effort to improve our responsiveness to military and defense needs, we have established a collaborative relationship with the Armed Forces Radiobiology Research Institute, or AFRRI.

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

There are significant risks and uncertainties inherent in the preclinical and clinical studies associated with our R&D projects. As a result, the costs to complete such projects, as well as the period in which net cash outflows from such programs are expected to be incurred, may not be reasonably estimated. From our inception to December 31, 2009, we spent $57,588,395 on R&D.

Our ability to complete our R&D on schedule is, however, subject to a number of risks and uncertainties, which are discussed below under Item 1A – Risk Factors.  In addition, we have sustained losses from operations in each fiscal year since our inception in June 2003, and we may exhaust our financial resources and be unable to complete the development of our products due to the substantial investment in R&D that will be required for the next several years. We expect to spend substantial additional sums on the continued R&D of proprietary products and technologies with no certainty that losses will not increase or that we will ever become profitable as a result of these expenditures.

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

PRODUCTS IN DEVELOPMENT

Protectans

We are exploring a new natural source of factors that temporarily suppress the programmed cell death (apoptosis) response in human cells, which can be rapidly developed into therapeutic products. These inhibitors, known as protectans, are anti-apoptotic factors developed by microorganisms of human microflora throughout millions of years of co-evolution with mammalian hosts.  We have established a technological process for screening of these factors and their rapid preclinical evaluation. These inhibitors may be used as protection from cancer treatment toxicities and antidotes against injuries induced by radiation and other stresses associated with severe pathologies (i.e., heart attack or stroke).

Nine sets of patent applications have been filed over the past six years around various aspects and qualities of the protectan family of compounds. The first patent covering the method of protecting a mammal from radiation using flagellin or its derivatives was recently granted by the U.S. Patent and Trademark Office (US Patent No. 7,638,485 titled "Modulating Apoptosis") and the European Patent Office (European Publication Number FP 1706133, titled "Methods of Protecting Against Radiation Using Flagellin."). This patent was already granted by the nine member countries of the Eurasian Patent Organization, and the Ukraine. We believe that with the patent applications filed to date in the U.S. and internationally around various properties of protectan compounds, we have protected the potentially broad uses of our protectan technology.

We spent approximately $13,738,983 and $8,995,500 on R&D for protectans for all applications in the fiscal years ended December 31, 2009 and 2008, respectively. From our inception to December 31, 2009, we have spent approximately $40,247,483 on R&D for protectans.

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

Protectan CBLB502 is a single agent, anti-radiation therapy with demonstrated significant survival benefits at a single dose in animal models. Animal studies indicate that Protectan CBLB502 protects mice without increasing the risk of radiation-induced cancer development. The remarkably strong radioprotective abilities of Protectan CBLB502 are the result of a combination of several mechanisms of action. Potential applications for Protectan CBLB502 include reduction of radiation therapy or chemotherapy toxicities in cancer patients, protection from Acute Radiation Syndrome, or ARS, in defense scenarios, and protection from acute organ failure. Protectan CBLB502 is administered through intramuscular injection.

Six sets of patent applications have been filed for Protectan CBLB502, including two new U.S. patent applications related to various aspects and properties for CBLB502 and related protectan compounds, including new methods of use of flagellin derivatives and screening for new compounds with similar properties.

We spent approximately $13,732,416 and $8,021,040 on R&D for Protectan CBLB502 in the fiscal years ended December 31, 2009 and 2008, respectively. From our inception to December 31, 2009, we have spent approximately $37,110,541 on R&D for Protectan CBLB502.

Non-medical Applications

Our scientists have demonstrated that injecting Protectan CBLB502 into mice, rats and non-human primates protects them from lethal doses of total body gamma radiation. An important advantage of Protectan CBLB502, above any other radioprotectant known to us, is the ability to effectively protect not only the hematopoietic system, but also the gastrointestinal, or GI, tract which is among the most sensitive areas of the human body to radiation. High levels of radiation, among other effects, induce moderate to severe bone marrow damage. The immune and blood stem cells are also depleted and death is caused by anemia, infection, bleeding and poor wound healing. GI damage often occurs at higher doses of radiation, and may result in death through sepsis as a result of perforation of the GI tract. Protectan CBLB502’s ability to effectively protect the hematopoietic system and GI tract may make Protectan CBLB502 uniquely useful as a radioprotective antidote. Protectan CBLB502 was shown to be safe at its therapeutic doses in rodents and non-human primates. In addition, Protectan CBLB502 has proved to be a stable compound for storage purposes. It can be stored at temperatures close to freezing, room temperature or extreme heat. Manufacturing of Protectan CBLB502 is cost efficient due to its high yield bacterial producing strain and simple purification process.

Protectan CBLB502 is being developed under the FDA’s animal efficacy rule (21 C.F.R. § 314.610, drugs; § 601.91, biologics) to treat radiation injury following exposure to radiation from nuclear or radiological weapons, or from nuclear accident. The animal efficacy rule creates a new regulatory paradigm for measuring efficacy by permitting the FDA to approve drugs and biologics for counterterrorism uses based on animal data when it is unethical or unfeasible to conduct human efficacy studies.  Thus, this approval pathway requires demonstration of efficacy in at least one well-characterized animal model and safety and pharmacodynamics studies in animals and representative samples of healthy human volunteers to allow selection of an effective dose in humans. Protectan CBLB502 has demonstrated activity as a radioprotectant in several animal species, including non-human primates. Human safety and pharmacodynamics studies are the only stage of human testing required for approval in this indication.

We have successfully established current Good Manufacturing Practices, or cGMP, quality manufacturing for Protectan CBLB502 and have completed an initial Phase I human safety study for Protectan CBLB502 in ARS. The initial human Phase I safety and tolerability study involved single injections of Protectan CBLB502 in ascending-dose cohorts. The 50 participants in the study were assessed for adverse side effects over a 28-day time period and blood samples were obtained to assess the effects of Protectan CBLB502 on various biomarkers. Data from these subjects indicates that Protectan CBLB502 was well tolerated and that normalized biomarker results corresponded to previously demonstrated activity in animal models of ARS. A pattern of biomarker production was observed consistent with those patterns seen in animals during mitigation of radiation-induced injury by dosing with Protectan CBLB502.

In January 2010, we began dosing in the second human safety study for CBLB502. This safety study will include a total of 100 healthy volunteers randomized among four dosing regimens of CBLB502. Our goal is for dosing and data analysis of this trial to be concluded in June 2010. We would then anticipate moving forward with the double-blind definitive safety study in a larger group of healthy volunteers. We believe the addition of the intermediate 100 subject trial will be very beneficial for both the potential commercialization of CBLB502 and our regulatory process towards FDA licensure.

Participants in the 100 subject study will be assessed for adverse side effects and blood samples will be obtained to assess the effects of CBLB502 on various biomarkers. The primary objectives of this study are to gather additional data on safety, pharmacokinetics, and cytokine biomarkers in a larger and broader subject population in order to finalize an appropriate dose to take forward and determine the size of a definitive human safety study. We are working towards filing a BLA for FDA licensure of Protectan CBLB502 for non-medical applications in the first half of 2011.

The Defense Threat Reduction Agency of the U.S. Department of Defense, or DoD, awarded us a $1.3 million grant in March 2007, to fund “development leading to the acquisition” of Protectan CBLB502 as a radiation countermeasure, in collaboration with AFRRI, which has also received significant independent funding for work on Protectan CBLB502.

In March 2008, the DoD, awarded us a contract valued at up to $8.9 million over eighteen months through the Chemical Biological Medical Systems Joint Project Management Office Broad Agency Announcement, or BAA, for selected tasks in the advanced development of Protectan CBLB502 as a Medical Radiation Countermeasure, or MRC, to treat radiation injury following exposure to radiation from nuclear or radiological weapons. In September 2009, the DoD increased the funding under this contract by $0.6 million to $9.5 million to support bridging studies between lyophilized and liquid drug formulations.

In September 2008, we were awarded a $774,183 grant from the National Institute of Allergy and Infectious Diseases, or NIAID, of the National Institutes of Health, or NIH, to further study certain mitigating properties of Protectan CBLB502 in the context of hematopoietic damage from radiation exposure. In September 2009, NIAID awarded us an additional $458,512 for the continuation of the same grant

In September 2008, the Biomedical Advanced Research and Development Authority, or BARDA, of the Department of Health and Human Services, or HHS, awarded us a contract under the BAA titled, "Therapies for Hematopoietic Syndrome, Bone Marrow Stromal Cell Loss, and Vascular Injury Resulting from Acute Exposure to Ionizing Radiation," for selected tasks in the advanced development of Protectan CBLB502. The total contract value including all milestone-based options started at $13.3 million over a three-year period, with the first year's award of $3.4 million. In September 2009, BARDA increased the total contract value by $2.3 million to $15.6 million and awarded the first milestone option of $6.3 million. BARDA seeks to acquire developed medical countermeasures that will be clinically useful in a civilian medical emergency situation that results from or involves exposure of a large population to the effects of a nuclear detonation, a radiologic dispersive device (such as a dirty bomb), or exposure to radioactive material with or without combined injury or trauma.

We spent approximately $13,676,289 and $7,264,813 on R&D for the non-medical applications of Protectan CBLB502 in the fiscal years ended December 31, 2009 and 2008, respectively. From our inception to December 31, 2009, we have spent approximately $35,277,485 on R&D for the non-medical applications of Protectan CBLB502.

Protectan CBLB502 is a candidate for procurement by the DoD, HHS/BARDA and other countries facing imminent nuclear and radiation threats. The HHS opportunity is particularly positive for us as the agency’s mandate is to protect the U.S. civilian population in the event of a radiological emergency, including stockpiling radiation countermeasures for mass distribution. Our contract awards from the DoD and BARDA agencies evidence the government’s focus on acquiring adequate protection against nuclear and radiation threats for military and civilian populations. Upon FDA approval, Protectan CBLB502 should be well positioned to fulfill both of these needs, with its demonstrated unprecedented efficacy and survival benefits, unique ability to address both hematopoietic and GI damage, broad window of efficacy relative to radiation exposure and suitability for both military and civilian delivery scenarios. We believe that Protectan CBLB502 is the only radiation countermeasure with these capabilities in advanced development that can be self or buddy-administered, without the need of additional supportive care in a battlefield or civilian community setting.

In February 2010, we responded to a Request for Proposal, or RFP, issued by the DoD for the advanced development, FDA licensure and delivery of a MRC. As stated in the RFP, the ultimate goal of the MRC project is to select, develop, and manufacture a FDA-approved drug/biologic to increase survival and decrease incapacity such that forces can maintain operational effectiveness within a contaminated area following radiation exposure. The solicitation specifically sought a drug/biologic intended for use following exposure to ionizing radiation to prevent/reduce the extent of radiation injury, specifically targeting the GI tract that is safe and efficacious when administered at least four hours following the radiation exposure and has a minimal logistical burden in terms of storage, delivery and administration. Potential candidates were required to submit data demonstrating safety in humans and efficacy in animal models as required to obtain an FDA license under the animal efficacy rule. A further requirement was evidence of progress toward achieving cGMP compliance as part of their technical proposal. If awarded, exercise of contract options could result in purchase and delivery of products to meet the initial requirements established by the DoD in order to protect service members exposed to ionizing radiation.

We intend to enter into contracts to sell Protectan CBLB502 to various U.S. government agencies. Future sales to U.S. government agencies will depend, in part, on our ability to meet federal contract requirements and the existence and development of competitive compounds.

Regulatory Status

Extraordinary radioprotective properties, an excellent toxicity profile, outstanding stability and cost efficient production of Protectan CBLB502 to date make it a primary candidate for clinical studies. Initially, Protectan CBLB502 will be developed for non-medical purposes — as a radioprotectant antidote for the protection of people with possible exposure to high doses of ionizing radiation.  Our drug development strategy complies with the recently adopted FDA rules for investigational drugs that address situations such as radiation injury, where it would be unethical to conduct efficacy studies in humans. While Phase II and Phase III human clinical trials are normally required for the approval of marketing an investigational drug, under the FDA rules, Protectan CBLB502 would be considered for approval for this indication based on Phase I safety studies in humans and efficacy studies in two animal species. Based upon this expedited approval process, Protectan CBLB502 could be approved for non-medical applications within 18 - 24 months. Because Phase II and Phase III testing involves applying a drug candidate to a large numbers of participants who suffer from the targeted disease and condition and can last for a total of anywhere from three to six or additional years, bypassing these phases represents a significant time and cost savings in receiving FDA approval.

As part of this expedited approval process, the FDA has indicated that it intends to engage in a highly interactive review of Investigational New Drug, or IND, applications, New Drug Applications, or NDA and Biologic License Applications, or BLA and to provide for accelerated review and licensure of certain medical products for counterterrorism applications, including granting eligible applications “Fast Track” status. Based on concurrence from the FDA reached during a December 2009 meeting, we will be applying for Fast Track status. Fast Track status will allow us to have additional interactions with the FDA, including extra in-person meetings and faster review of our BLA filing, which will expedite implementation of the CBLB502 development plan and preparation and approval of the BLA.

In cases where priority review is given to Fast Track applications, the applicant is permitted to submit applications on a rolling basis.

As part of the process to receive final FDA licensure for Protectan CBLB502 for non-medical applications, we have established cGMP compliant manufacturing of Protectan CBLB502. We were able to develop a complicated, high-yield manufacturing process for CBLB502 and prototype the process and resolve multiple challenges during the industrial development. We currently have drug substance corresponding to several hundred thousand projected human doses, or potentially many more, depending on the final therapeutic dose to be used, which will be determined through our Phase I safety trial. The process we developed gives us the ability to manufacture up to five million estimated doses within a year without any additional scale-up; and if necessary, scale-up could be implemented relatively easily.

Prior to our submission for FDA licensure for Protectan CBLB502 for biodefense or non-medical applications, we will need to complete several interim steps, including:

•
Conducting pivotal animal efficacy studies with the cGMP manufactured drug candidate. We expect to complete these studies in 2010. The studies have an approximate cost of $2,500,000 and are covered by a government development contract.

•
Performing a second Phase I safety study in approximately 100 healthy human volunteers started in January 2010. This study has an approximate cost of $1,400,000 and is covered by a government development contract

•
Performing a Phase II human safety study in a larger number of volunteers using the dose of Protectan CBLB502 previously shown to be safe in humans and efficacious in animals. We estimate completion of this study in early 2011 at an approximate cost of $7,000,000 based on 500 subjects tested in four locations. This study is covered by a government development contract pending approval.

•	Filing a BLA which we expect to complete in the first half of 2011. At the present time, the costs of the filing cannot be approximated with any level of certainty.

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

Medical Applications

While our current focus remains on its non-medical applications, Protectan CBLB502 has been observed to dramatically increase the efficacy of radiotherapy of experimental tumors in mice. Protectan CBLB502 appears to increase the tolerance of mice to radiation while having no effect on the radiosensitivity of tumors, thus opening the possibility of combining radiotherapy with Protectan CBLB502 treatment to improve the overall anticancer efficacy of radiotherapy. Our animal efficacy studies have demonstrated that up to 100% of mice treated with Protectan CBLB502 prior to being exposed to radiation survived without any associated signs of toxicity. This compares to a 100% mortality rate in the animal group that received a placebo drug.

Protectan CBLB502 has demonstrated the ability to reduce the toxicities of a chemotherapeutic drug, cisplatin (Platinol), broadly used for the treatment of ovarian, endometrial, head and neck, lung, stomach and other types of cancer in animal models. Cisplatin treatment was used in the study as an example of chemotherapy-associated toxicity. Cisplatin injected at toxic doses is known to induce myelosuppression (suppression of bone marrow) and nephrotoxicity (kidney damage). The prospect of increasing patients' tolerance to chemotherapeutic drugs and optimizing treatment regimens would be a significant improvement in cancer treatment. It is estimated that approximately 40% of the roughly $50 billion annually spent on cancer treatment represents supportive care addressing toxicities of various treatments, including chemotherapy.

Consistent with this strategy, we plan to initiate a Phase I/II study for Protectan CBLB502 in head and neck cancer patients who are undergoing radiotherapy and radio-sensitizing chemotherapy in the first half of 2010 for the medical indication of CBLB502. The primary goal of this trial will be to demonstrate safety and tolerability of CBLB502 in cancer patients with a secondary goal of demonstrating potential efficacy of CBLB502 in a clinical setting. The primary endpoint of the study will be the reduction of toxicities of radiation and chemotherapy, such as mucositis (a painful inflammation and ulceration of oral mucosa causing difficulties with speaking and eating). Mucositis weakens the patient by not allowing for the oral intake of nutrients and fluids and forces the temporary suspension of radiotherapy and chemotherapy until the tissues of the mouth and throat have healed. Due to the ability of head and neck cancer cells to regrow during periods of interrupted treatment, any interruption in radiotherapy should be avoided. Since the main cause of treatment interruptions in radiotherapy or combinations of chemotherapy and radiotherapy treatment regimens of head and neck cancer is acute mucositis, the ability to prevent mucositis, and therefore, interruptions in treatment, could potentially result in better outcomes for patients with cancers of the head and neck.

In other studies, we have demonstrated the potential of Protectan CBLB502 to be applicable to ischemic conditions. Our researchers, in collaboration with investigators from the Cleveland Clinic, have demonstrated that a single injection of Protectan CBLB502 effectively prevents acute renal failure and subsequent death in a mouse model of ischemia-reperfusion renal injury.

The DoD awarded a $1 million grant to the Cleveland Clinic in 2008 to conduct pre-clinical studies on Protectan CBLB502 for use in tourniquet and other ligation-reperfusion battlefield injuries where blood flow is stopped and then restored after a prolonged period of time. These studies have demonstrated Protectan CBLB502’s ability to accelerate limb recovery in an animal model of tourniquet-mediated injury simulating the situation occurring in human. It has been demonstrated that injection of Protectan CBLB502 within 30 minutes of tourniquet removal leads to a marked reduction in the severity of injury, including reductions in tissue edema, pro-inflammatory cytokine production and leukocyte infiltration leading to accelerated recovery of limb function.

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

In order for us to receive final FDA licensure for Protectan CBLB502 for medical applications, we will need to complete various tasks, including:

•
Submitting an amendment to our CBLB502 IND application and receiving allowance from the FDA. We expect to submit the amendment in the first half of 2010. We estimate that the approximate cost of filing will be less than $100,000 which is covered by a government grant.

•
Performing a Phase I/II human efficacy study on a small number of head and neck cancer patients. We expect to complete this study two years from the receipt of allowance from the FDA of the IND amendment at an approximate cost of $1,500,000 which is covered by a government development grant.

•	Performing an additional Phase II efficacy study on a larger number of cancer patients. At the present time, the costs and the scope of this study cannot be approximated with any level of certainty.

•
Performing a Phase III human clinical study on a large number of cancer patients and filing a BLA with the FDA. At the present time, the costs and scope of these steps cannot be approximated with any level of certainty.

We spent approximately $56,127 and $756,227 on R&D for the medical applications of Protectan CBLB502 in the fiscal years ended December 31, 2009 and 2008, respectively. From our inception to December 31, 2009, we have spent approximately $1,833,056 on R&D for the medical applications of Protectan CBLB502.

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

This discovery opens a new and innovative way for us to address a broad spectrum of human diseases, some of which currently lack effective treatment. Direct comparisons of Protectan CBLB612 and the market leading drug used for stimulation of blood regeneration, G-CSF (Neupogen® or Neulasta®, Amgen, Inc.), demonstrated a stronger efficacy of Protectan CBLB612 as a propagator and mobilizer of HSC in peripheral blood.

Protectan CBLB612's strength as a stem cell stimulator was further demonstrated by the outcome of its combined use with G-CSF and Mozibil (AMD3100) (an FDA approved stem cell mobilizer from Genzyme Corporation) where the addition of Protectan CBLB612 resulted in eight to ten times higher yields of HSC in peripheral blood in comparison with the standard protocol.

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

Adult hematological bone marrow stem cell transplantation is currently used for hematological disorders (malignant and non-malignant), as well as some non-hematological diseases, such as breast cancer, testicular cancer, neuroblastoma, ovarian cancer, Severe Combined Immune Deficiency, Wiskott-Aldrich syndrome, and Chediak-Higashi syndrome.

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

In September 2009, we executed a license agreement granting Zhejiang Hisun Pharmaceutical Co. Ltd., or Hisun, a leading pharmaceutical manufacturer in the People's Republic of China exclusive rights to develop and commercialize Protectan CBLB612 in China, Taiwan, Hong Kong and Macau. Under the terms of the license agreement, we received product development payments of $1.65 million for protectan research (including Protectan CBLB502). Hisun will be responsible for all development and regulatory approval efforts for Protectan CBLB612 in China. In addition, Hisun will pay us a 10% royalty on net sales over the 20-year term of the agreement. This royalty may decrease to 5% of net sales only in the event that patents for CBLB612 are not granted. We retain all rights to CBLB612 in the rest of the world.

In order for us to receive final FDA approval for Protectan CBLB612, we need to complete several interim steps, including:

•	Conducting pivotal animal safety studies with cGMP-manufactured CBLB612;

•	Submitting an IND application and receiving approval from the FDA to conduct clinical trials;

•	Performing a Phase I dose-escalation human study;

•	Performing Phase II and Phase III human efficacy studies using the dose of CBLB612 selected from the previous studies previously shown to be safe in humans and efficacious in animals; and

•	Filing a New Drug Application.

Because of the uncertainties of the scope of the remaining clinical studies, we cannot currently estimate when any development efforts may be completed or the cost of completion. Nor can we estimate when we may realize any cash flow from the development of Protectan CBLB612.

We spent approximately $6,567 and $974,459 on R&D for Protectan CBLB612 in the fiscal years ended December 31, 2009 and December 31, 2008, respectively. From our inception to December 31, 2009, we have spent approximately $3,136,941 on R&D for Protectan CBLB612. Further development and extensive testing will be required to determine its technical feasibility and commercial viability.

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

Nine sets of patent applications have been filed around the curaxin family of compounds.

We spent approximately $592,690 and $3,233,872 on R&D for curaxins overall in the fiscal years ended December 31, 2009 and 2008, respectively. From our inception to December 31, 2009, we have spent approximately $12,234,282 on R&D for curaxins.

In December 2009, we entered into a joint venture, Incuron, with Bioprocess Capital Ventures, or BCV, a Russian Federation venture capital fund, to develop our curaxin compounds for cancer applications. According to the terms of the agreement, we will transfer the rights of curaxin anticancer molecules to the new joint venture, and BCV will contribute approximately $18 million over three payments to support development of the compounds. The first payment of $5.8 million is due upon formation of the Incuron entity, which is expected to occur in April 2010. The ensuing payments are based upon achievement of predetermined development milestones. The first milestone payment of $6.4 million shall be made upon approval to begin clinical trials on oncology patients with a selected lead curaxin compound, or upon progression of a clinical program of CBLC102. The second milestone payment shall be made upon completion of at least one Phase I/II trial in cancer patients. We will serve as a subcontractor to Incuron to support certain mechanistic studies and oversee clinical development.

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

The indications of activity and remarkable safety demonstrated in the CBLC102 Phase II trial, in conjunction with new mechanistic discoveries, point to additional potential treatment paradigms including combination therapies with existing drugs or prospective use as a cancer prevention agent.  Additional potential uses for CBLC102 will be explored in conjunction with our strategic partners at RPCI and through the Incuron joint venture.

New insights into the mechanism of action of Curaxin CBLC102 were published in one of the world’s leading cancer journals, Oncogene (Guo et al., Oncogene, 2009, 28:1151-1161). The published study uncovered additional molecular mechanisms underlying the anticancer activity of CBLC102, which was previously known to involve simultaneous targeting of two key regulators of the controlled cell death process (p53 and NF-kB).  It has now been shown that treatment of cancer cells with CBLC102 results in the inhibition of the molecular pathway (PI3K/Akt/mTOR) that is important for cancer cell survival and is considered to be a highly relevant anticancer treatment target.

Another breakthrough discovery related to the mechanism of action of CBLC102 was published in an international health science journal, Cell Cycle (Neznanov et al., Cell Cycle 8:23, 1-11; December 1, 2009). This study examined the ability of CBLC102 to inhibit heat shock response, a major adaptive pro-survival pathway that rescues cells from stressful conditions involving accumulation of misfolded proteins (known as proteotoxic stress). Tumor cells typically become dependent on constitutive activity of this salvaging mechanism making them selectively susceptible to its inhibitors, especially if applied in combination with certain cancer therapies provoking proteotoxic stress.

The potential use of Curaxins as adjuvants to cancer therapies inducing proteotoxic stress, such as bortezomib (Velcade(R)) or thermotherapy, opens a whole new avenue of potential treatment options that may broaden the spectrum of responding tumors by cutting off an escape mechanism.

Three sets of patent applications have been filed for Curaxin CBLC102.

We anticipate that additional clinical efficacy studies will be required before we are able to apply for FDA licensure. Because of the uncertainties of the scope of the remaining clinical studies, we cannot currently estimate when any development efforts may be completed or the cost of completion. Nor can we estimate when we may realize any cash flow from the development of Curaxin CBLC102.

We spent approximately $262,637 and $1,741,194 on R&D for Curaxin CBLC102 in the fiscal years ended December 31, 2009 and 2008, respectively. From our inception to December 31, 2008, we have spent approximately $6,729,120 on R&D for Curaxin CBLC102.

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

As a result of this comprehensive hit-to-lead optimization program, we have developed CBLC137, which is a drug candidate with proprietary composition of matter intellectual property protection belonging to our next generation of highly improved curaxins. CBLC137 has demonstrated reliable anti-tumor effects in animal models of colon, breast, renal and prostate cancers.  CBLC137 has favorable pharmacological characteristics, is suitable for oral administration and demonstrates a complete lack of genotoxicity.  It shares all of the positive aspects of CBLC102, but significantly exceeds the former compound’s activity and efficacy in preclinical tumor models.  Further development of CBLC137 will continue through the Incuron joint venture.

Six sets of patent applications have been filed for other curaxins.

We spent approximately $330,053 and $1,492,678 on R&D for other curaxins in the fiscal years ended December 31, 2009 and 2008, respectively. From our inception to December 31, 2008, we have spent approximately $5,505,163 on R&D for other curaxins.

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

COLLABORATIVE RESEARCH AGREEMENTS

Cleveland Clinic Foundation

We have a unique opportunity to accelerate our development by utilizing intellectual property, drug leads, new research technologies, technical know-how and original scientific concepts derived from 25 years of research achievements relevant to cancer by Dr. Andrei Gudkov and his research team while at the Cleveland Clinic. Pursuant to an agreement we entered into with the Cleveland Clinic effective as of July 1, 2004, we were granted an exclusive license to the Cleveland Clinic’s research base underlying our therapeutic platform (the CBLC100, CBLB500 and CBLB600 series). In consideration for obtaining this exclusive license, we agreed to:

•	Issue to the Cleveland Clinic 1,341,000 shares of common stock;

•	Make certain milestone payments (ranging from $50,000 to $4,000,000, depending on the type of drug and the stage of such drug’s development);

•	Make royalty payments (calculated as a percentage of the net sales of the drugs ranging from 1-2%); and

•	Make sublicense royalty payments (calculated as a percentage of the royalties received from the sublicenses ranging from 5-35%).

The schedule of milestone payments is as follows:

File IND application for Protectan CBLB502 (completed February 2008)	$50,000
Commence Phase II clinical trials for Protectan CBLB502	$100,000
File BLA application for Protectan CBLB502	$350,000
Receive regulatory approval to sell Protectan CBLB502	$1,000,000
File IND application for Curaxin CBLC102 (completed May 2006)	$50,000
Commence Phase II clinical trials for Curaxin CBLC102 (completed January 2007)	$250,000
Commence Phase III clinical trials for Curaxin CBLC102	$700,000
File NDA application for Curaxin CBLC102	$1,500,000
Receive regulatory approval to sell Curaxin CBLC102	$4,000,000

Under this license agreement, we may exclusively license additional technologies discovered by Dr. Gudkov in this field by providing the Cleveland Clinic with notice within 60 days after receiving an invention disclosure report from the Cleveland Clinic relating to any such additional technologies. We believe that this relationship will prove valuable, not only for the purposes of developing the discoveries of Dr. Gudkov and his colleagues, but also as a source of additional new technologies. We also expect that the Cleveland Clinic will play a critical role in validating therapeutic concepts and in conducting trials. The Cleveland Clinic may terminate the license upon a material breach by us, as specified in the agreement. However, we may avoid such termination if we cure the breach within 90 days of receipt of a termination notice. As each patent covered by this license agreement expires, the license agreement will terminate as to that patent.

In August 2004, we entered into a cooperative research and development agreement, or CRADA, with (i) the Uniformed Services University of the Health Sciences, which includes AFRRI, (ii) the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and (iii) the Cleveland Clinic, to evaluate one of our radioprotective drug candidates and its effects on intracellular and extracellular signaling pathways. As a collaborator under this agreement, we are able to use the laboratories of the AFRRI to evaluate Protectan CBLB502 and its effects on intracellular and extracellular signaling pathways in order to improve countermeasures to lethal doses of radiation. Under the terms of the agreement, all parties are financially responsible for their own expenses related to the agreement. The agreement has a five-year term, but may be unilaterally terminated by any party upon 30 days prior written notice with or without cause.

In February 2008, the terms of the agreement were extended by an additional two years expiring August 15, 2010, and an additional scope of the research to be performed under the CRADA has been added. As the part of the extended research plan AFRRI will perform additional experiments in non-human primates to evaluate radioprotection efficacy of Protectan CBLB502 and perform analysis of hematopoietic stem cell mobilization by Protectan CBLB612.

Roswell Park Cancer Institute

In January 2007, we entered into a strategic research partnership with RPCI to develop our anticancer and radioprotectant drug candidates.

RPCI, founded in 1898, is a world-renowned cancer research hospital and the nation's first cancer research, treatment and education center. RPCI is a member of the prestigious National Comprehensive Cancer Network, an alliance of the nation's leading cancer centers, and is one of only ten free-standing cancer centers in the nation.

RPCI and various agencies of the state of New York provided us with approximately $5 million of grant and other funding. We established a major research/clinical facility at the RPCI campus in Buffalo, New York, which has become the foundation for several of our advanced research and clinical trials.

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

We have a strong working relationship with ChemBridge.  We have fully completed one joint hit-to-lead optimization program with ChemBridge.  As a result of this program, we have developed CBLC137, which is a drug candidate belonging to our next generation of highly improved curaxins with proprietary composition of matter and intellectual property protection.  CBLC137 has demonstrated reliable anti-tumor effects in animal models of colon, breast, renal and prostate cancers.  CBLC137 has favorable pharmacological characteristics, is suitable for oral administration and demonstrates a complete lack of genotoxicity.  It shares all of the positive aspects of CBLC102, but significantly exceeds that compound’s activity and efficacy in preclinical tumor models.

PATENTS

As a result of the license agreement with the Cleveland Clinic, we currently have filed, on the Cleveland Clinic’s behalf, ten patent applications covering new classes of anticancer and radiation-protecting compounds, their utility and mode of action. One of the patent applications was approved by the U.S. Patent and Trademark Office and counterpart agencies in several other nations. The patent issued in the U.S. is US Patent No. 7,638,485 titled "Modulating Apoptosis" covering the method of protecting a mammal from radiation using flagellin including CBLB502.

Our intellectual property platform is based primarily on these ten patent applications exclusively licensed to us by the Cleveland Clinic, four patent applications we have filed and own exclusively, three patents filed in collaboration with RPCI per the Sponsored Research Agreement and one in collaboration with ChemBridge Corporation.

In 2009, five patent applications were introduced and filed for approval with the U.S. Patent Office and counterpart agencies in several other nations. Two of the patent applications are licensed from the Cleveland Clinic and three are licensed to us in collaboration with RPCI.

We review our patent applications on a continuing basis. In 2009, six patents were combined into two separate patent applications and two patent applications were abandoned due to the determination that the technology forecasted no financial return.

MANUFACTURING

We do not intend to establish or operate facilities to manufacture our drug candidates, and therefore will be dependent upon third parties to do so. As we develop new products or increase sales of any existing product, we must establish and maintain relationships with manufacturers to produce and package sufficient supplies of our finished pharmaceutical products. We have established a relationship with SynCo Bio Partners B.V., a leading biopharmaceutical manufacturer, to produce Protectan CBLB502 under cGMP specifications, and have completed an agreement to produce sufficient amounts for clinical trials and a commercial launch. As discussed above, the yields from the established manufacturing process at SynCo have been very high and the current process is expected to handle up to several million estimated human doses per year without need for any additional scale up. For CBLC102, we have contracted with Regis Technologies, Inc. to manufacture sufficient amounts for clinical trials.

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

The process of obtaining FDA approval for a new drug may take many years and generally involves the expenditure of substantial resources. The steps required before a new drug can be produced and marketed for human use include clinical trials and the approval of an NDA or BLA and typically proceed as follows:

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

As described above, for several of the product opportunities we are pursuing, we may apply for approval based upon a rule adopted by the FDA in 2002, titled “Approval of New Drugs When Human Efficacy Studies Are Not Ethical or Feasible” (Part 314, Subpart I), which is also referred to as the animal efficacy rule. Pursuant to this new rule, in situations where it would be unethical to conduct traditional Phase II and Phase III efficacy studies in humans, as is the case with countermeasures to a number of weapons of mass destruction, the FDA will review new drugs for approval on the basis of safety in humans and efficacy in relevant animal models.

New Drug Application (NDA) / Biologic License Application (BLA)

Upon successful completion of Phase III clinical trials, the drug sponsor files an NDA or BLA with the FDA for approval, containing all information that has been gathered. The NDA or BLA must include the chemical composition of the drug, scientific rationale, purpose, animal and laboratory studies, results of human tests, formation and production details, and proposed labeling.

Post-Approval Regulation

Following any initial regulatory approval of any drugs we may develop, we will also be subject to continuing regulatory review, including the review of adverse experiences and clinical results that are reported after our drug candidates are made commercially available. This will include results from any post-marketing tests or vigilance required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our drug candidates will also be subject to periodic review and inspection by the FDA. The discovery of any previously unknown problems with the drug, manufacturer or facility may result in restrictions on the drug, manufacturer or facility, including withdrawal of the drug from the market. We do not have, and currently do not intend to develop, the ability to manufacture material for our clinical trials or on a commercial scale. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured drugs ourselves, including reliance on the third-party manufacturer for regulatory compliance, and which are discussed in more detail below under Item 1A – Risk Factors. Our drug promotion and advertising is also subject to regulatory requirements and continuing FDA review.

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

EMPLOYEES

As of March 5, 2010, we had 38 employees, 36 of whom were full-time employees.

ENVIRONMENT

We have made, and will continue to make, expenditures for environmental compliance and protection. Expenditures for compliance with environmental laws and regulations have not had, and are not expected to have, a material effect on our capital expenditures, results of operations, or competitive position.

Furthermore, the Company currently has no known exposures to any current or proposed climate change legislation which could negatively impact the Company’s operations or require capital expenditures to become compliant.  Nonetheless, it is too soon to predict with any certainty the ultimate impact, either directionally or quantitatively, of climate change and related regulatory responses.

COMPETITION

Non-Medical Applications

In the area of radiation-protective antidotes, various companies, such as RxBio, Inc., Exponential Biotherapies Inc., Osiris Therapeutics, Inc., ImmuneRegen BioSciences, Inc., Neumedicines, Inc., Cellerant Therapeutics, Onconova Therapeutics, Inc., Araim Pharmaceuticals, Inc., EVA Pharmaceuticals, Terapio, Aeolus Pharmaceuticals, Cangene Corporation and Humanetics Corporation are developing biopharmaceutical products that potentially directly compete with our non-medical application drug candidates, even though their approaches to such treatment are different.

We believe that due to the global political environment, the progress of development is the critical factor in the marketing of an effective MRC for federal agencies, such as DoD and HHS.  New developments in this area are expected to continue at a rapid pace in both industry and academia.

Medical Applications

The arsenal of medical radiation-protectors is limited to ETHYOL™ (amifostine), sold by MedImmune, and acquired by AstraZeneca International. This radiation-protector is limited because of the serious side effects of the drug. Other radiation-protectors may enter the market.

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

Stem Cell Mobilization

G-CSF is the current standard against which all other mobilization agents for stem cells are measured. This is because it has been shown to both mobilize more CD34+ stem cells and have less toxicity than any other single agent against which it has been tested to date. In a few cases, the use of G-SCF has caused deaths attributed to thrombosis (acute myocardial infarction and stroke) in sibling donors. Other side effects include pain, nausea, vomiting, diarrhea, insomnia, chills, fevers, and night sweats.

Mozobil (Genzyme Corporation) is a more recently FDA approved drug designed to help increase the number of stem cells collected in a patient’s blood before being transplanted back into the body after chemotherapy.

Sargramostim (Bayer HealthCare Pharmaceuticals Inc.) as a single agent is used less often today for mobilization than G-CSF, because it mobilizes somewhat less well than G-CSF and because of a relatively higher incidence of both mild and severe side effects. Erythropoietin (Amgen, Inc.), now commonly used among cancer patients undergoing chemotherapy to maintain hemoglobin in the near normal range, also has some ability to mobilize CD34+ cells.

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

Upon expiration of current capital reserves or sooner if we experience unanticipated cash requirements, we may be required to issue additional equity or debt securities or enter into other financial arrangements, including relationships with corporate and other partners, in order to raise substantial additional capital during the period of product development and clinical testing. Depending upon market conditions and subject to limitations imposed by the terms of our outstanding securities and contractual obligations, we may not be successful in raising sufficient additional capital for our long-term requirements. If we fail to raise sufficient additional financing, we will not be able to develop our product candidates, and may be required to reduce staff, reduce or eliminate R&D, slow the development of our product candidates, outsource or eliminate several business functions or shut down operations. Even if we are successful in raising such additional financing, we may not be able to successfully complete planned clinical trials, development, and marketing of all, or of any, of our product candidates. In such event, our business, prospects, financial condition and results of operations could be materially adversely affected.

If we lose our funding from R&D contracts and grants, we may not be able to fund future R&D and implement technological improvements, which would materially harm our financial conditions and operating results.

We receive over 85% of our revenues from grant and contract development work in connection with grants from the DoD, NIH, BARDA and NASA.

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

•
failure to receive the necessary regulatory approvals or a delay in receiving such approvals; among other things, such delays may be caused by slow enrollment in clinical studies, length of time to achieve study endpoints, additional time requirements for data analysis or a  NDA/BLA, preparation, discussions with the FDA, an FDA request for additional pre-clinical or clinical data or unexpected safety or manufacturing issues;

•	manufacturing costs, pricing or reimbursement issues, or other factors that cause the product to be not economically unfeasible; and

•	the proprietary rights of others and their competing products and technologies that may prevent the product from being commercialized.

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

The testing, marketing and manufacturing of any product for use in the U.S. will require approval from the FDA. We cannot predict with any certainty the amount of time necessary to obtain such FDA approval and whether any such approval will ultimately be granted. Preclinical and clinical trials may reveal that one or more products are ineffective or unsafe, in which event, further development of such products could be seriously delayed, terminated or rendered more expensive. Moreover, obtaining approval for certain products may require testing on human subjects of substances whose effects on humans are not fully understood or documented. Delays in obtaining FDA or any other necessary regulatory approvals of any proposed product and failure to receive such approvals would have an adverse effect on the product’s potential commercial success and on our business, prospects, financial condition and results of operations. In addition, it is possible that a product may be found to be ineffective or unsafe due to conditions or facts that arise after development has been completed and regulatory approvals have been obtained. In this event, we may be required to withdraw such product from the market. To the extent that our success will depend on any regulatory approvals from government authorities outside of the U.S. that perform roles similar to that of the FDA, uncertainties similar to those stated above will also exist.

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

We also rely on third-party collaborations with our manufacturers.  Manufacturers producing our drug candidates must follow cGMP regulations enforced by the FDA and foreign equivalents.  If a manufacturer of our drug candidates does not conform to the cGMP regulations and cannot be brought up to such a standard, we will be required to find alternative manufacturers that do conform. This may be a long and difficult process, and may delay our ability to receive FDA or foreign regulatory approval of our drug candidates and cause us to fall behind on our business objectives.

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

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies and the proprietary technology of others with which we have entered into licensing agreements. We have exclusively licensed ten patent applications from the Cleveland Clinic and have filed seven patent applications on our own or in collaboration with RPCI and ChemBridge.  We do not know whether, any of these patent applications still in the approval process will ultimately result in the issuance of a patent with respect to the technology owned by us or licensed to us. The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the United States Patent and Trademark Office use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims that will be allowed in any patents issued to us or to others.

We also rely on a combination of trade secrets, know-how, technology and nondisclosure, and other contractual agreements and technical measures to protect our rights in the technology. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, our business and financial condition could be materially adversely affected.

We do not believe that any of the products we are currently developing infringe upon the rights of any third parties or are infringed upon by third parties; however, there can be no assurance that our technology will not be found in the future to infringe upon the rights of others or be infringed upon by others. In such a case, others may assert infringement claims against us, and should we be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, we might be forced to pay damages, potentially including treble damages, if we are found to have willfully infringed on such parties’ patent rights. In addition to any damages we might have to pay, we may be required to obtain licenses from the holders of this intellectual property, enter into royalty agreements, or redesign our products so as not to utilize this intellectual property, each of which may prove to be uneconomical or otherwise impossible. Conversely, we may not always be able to successfully pursue our claims against others that infringe upon our technology and the technology exclusively licensed or developed with our collaborative partners. Thus, the proprietary nature of our technology or technology licensed by us may not provide adequate protection against competitors.

Moreover, the cost to us of any litigation or other proceeding relating to our patents and other intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our management’s efforts and our resources. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.

If we fail to comply with our obligations under our license agreement with the Cleveland Clinic and other parties, we could lose our ability to develop our drug candidates.

The manufacture and sale of any products developed by us may involve the use of processes, products or information, the rights to certain of which are owned by others. Although we have obtained licenses with regard to the use of the Cleveland Clinic’s patent applications as described above and certain processes, products and information of others, we cannot be certain that these licenses will not be terminated or expire during critical periods, that we will be able to obtain licenses for other rights that may be important to us, or, if obtained, that such licenses will be obtained on commercially reasonable terms. If we are unable to maintain and/or obtain licenses, we may have to develop alternatives to avoid infringing upon the patents of others, potentially causing increased costs and delays in product development and introduction or precluding the development, manufacture, or sale of planned products. Additionally, we cannot assure that the patents underlying any licenses will be valid and enforceable. To the extent any products developed by us are based on licensed technology, royalty payments on the licenses will reduce our gross profit from such product sales and may render the sales of such products uneconomical.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, and will face an even greater risk if the product candidates are sold commercially. An individual may bring a product liability claim against us if one of the product candidates causes, or merely appears to have caused, an injury. If we cannot successfully defend ourselves against the product liability claim, we will incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

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

We cannot be certain that we will be able to obtain financing when it is needed. Over the past two years, the capital and credit markets have reached unprecedented levels of volatility and disruption, and if such adverse conditions continue, our ability to obtain financing may be significantly diminished. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain financing on favorable terms, or at all. If we are unable to obtain financing in the amounts and on terms and dates acceptable to us, we may not be able to continue our operations and development, and thus may be forced to curtail or cease operations or discontinue our business.

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

•	manufacturing costs, pricing or reimbursement issues, or other factors that make the product not economically feasible; and

•	the proprietary rights of others and their competing products and technologies that may prevent the product from being commercialized.

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

We hope to continue receiving funding from the DoD, BARDA and other government agencies for the development of our bio-defense product candidates. Changes in government budgets and agendas, however, may result in future funding being decreased and de-prioritized, and government contracts contain provisions that permit cancellation in the event that funds are unavailable to the government agency. Furthermore, we cannot be certain of the timing of any future funding, and substantial delays or cancellations of funding could result from protests or challenges from third parties. If the U.S. government fails to continue to adequately fund R&D programs, we may be unable to generate sufficient revenues to continue operations. Similarly, if we develop a product candidate that is approved by the FDA, but the U.S. government does not place sufficient orders for this product, our future business may be harmed.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences

We are required to comply with the United States Foreign Corrupt Practices Act , or FCPA, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  Foreign companies, including some that may compete with us, are not subject to these prohibitions.  This may place us at a significant competitive disadvantage.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time to time in the in the foreign markets where we conduct business.  Although we inform our personnel that such practices are illegal, we can make no assurance, that our employees or other agents will not engage in illegal conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the biotech or pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees may be considered foreign officials.

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

Our common stock is listed on the NASDAQ Capital Market. The listing of our common stock on the NASDAQ Capital Market does not assure that a meaningful, consistent and liquid trading market will exist, and in recent years, the market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility. Factors that could cause fluctuations include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our stock;

•	departures of key personnel;

•	changes in the regulatory status of our product candidates, including results of our clinical trials;

•	events affecting the Cleveland Clinic, RPCI or any other collaborators;

•	announcements of new products or technologies, commercial relationships or other events by us or our competitors;

•	regulatory developments in the United States and other countries;

•	failure of our common stock to be listed or quoted on the NASDAQ Capital Market, other national market system or any national stock exchange;

•	changes in accounting principles; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has occasionally been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Regardless of its outcome, securities litigation could result in substantial costs and divert management’s attention and Company resources from our business.

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

Additional authorized shares of common stock available for issuance may adversely affect the market price of our common stock.

We are currently authorized to issue 80,000,000 shares of our common stock and 10,000,000 of our preferred stock As of December 31, 2009, we had 20,203,508 shares of our common stock and 467 shares of our preferred stock issued and outstanding, excluding shares issuable upon the exercise of our outstanding warrants and options. In February 2010, the preferred stock converted into 4,576,979 shares of common stock. As of March 5, 2010, we had 26,632,040 shares of our common stock and 0 shares of our preferred stock issued and outstanding and 9,793,405 warrants and 2,600,745 options outstanding, of which 2,299,120 options are currently fully vested. To the extent the shares of common stock are issued or options and warrants are exercised, holders of our common stock will experience dilution. In addition, in the event of any future issuances of equity securities or securities convertible into or exchangeable for, common stock, holders of our common stock may experience dilution.

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

Item 3. Legal Proceedings

As of March 5, 2010, we were not a party to any litigation or other legal proceeding.

Item 4. Removed and Reserved

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

Stock Prices

The following table sets forth the range of high and low sale prices on The NASDAQ Stock Market and/or NASDAQ Capital Market, as applicable, for each quarter during 2009 and 2008. On March 5, 2010, the last reported sale price of our common stock was $3.96 per share.

2009	High	Low
First Quarter	$3.87	$1.15
Second Quarter	$4.50	$1.75
Third Quarter	$6.35	$3.40
Fourth Quarter	$4.97	$3.31

2008	High	Low
First Quarter	$8.79	$2.03
Second Quarter	$6.40	$3.82
Third Quarter	$5.65	$3.70
Fourth Quarter	$4.59	$1.51

Common Stockholders

As of December 31, 2009, there were approximately 40 stockholders of record of our Common Stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

We made no repurchases of our securities during the year ended December 31, 2009.

Item 6: Selected Financial Data

The following selected financial data has been derived from our audited financial statements. The information below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1A, “Risk Factors,” of this Form 10-K, and the financial statements and related notes thereto included in Item 8 of this Form 10-K, in order to fully understand factors that may affect the comparability of the information presented below:

SELECTED FINANCIAL DATA
(in thousands, except per share data)

	2009		2008		2007		2006		2005
Total Operating Revenue	$14,346		$4,706		$2,019		$1,708		$1,139
Government contract or grant	12,696		4,586		1,729		1,503		1,000
Commercial	1,650		120		290		205		139

Net loss	$(12,826	)(1)	$(14,026	)(1)	$(26,997	)(1)	$(7,223	)(1)	$(2,678)

Net loss per share, basic and diluted	$(0.82)		$(1.13)		$(2.34)		$(0.84)		$(0.43)

Total assets	$6,554		$4,706		$17,422		$6,417		$4,253
Long-term debt	-		-		-		50		303
Stockholder's equity (deficit)	(6,800)		538		14,194		5,593		3,557

We have not paid any dividends on common stock.

(1)
Net loss in 2009, 2008, 2007 and 2006 included employee stock-based compensation costs of $2.8 million, $1.5 million, $7.8 million and $0.5 million, net of tax, respectively, due to our adoption of the provisions of the Codification on stock-based compensation on January 1, 2005. No employee stock-based compensation expense was recognized in reported amounts in any period prior to January 1, 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations and other portions of this filing contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, results of our R&D efforts and clinical trials, product demand, market acceptance and other factors discussed in this annual report under the heading “Risk Factors” and the Company’s other Securities and Exchange Commission, or SEC,  filings. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing.

Financial Overview

Including several non-cash charges, our net loss decreased from $14,025,927 for the year ended December 31, 2008 to $12,826,409 for the year ended December 31, 2009, a decrease of $1,199,518 or 8.6%.  For the years ended December 31, 2009 and 2008, we incurred non-cash charges of depreciation and amortization of $362,143 and $324,351, non-cash salaries and consulting fees of $2,760,446 and $1,527,600 and a change in value of Series D warrants of $6,267,665 and $0, respectively.  Excluding these non-cash charges, our net loss decreased $8,737,821 or 71.8% from $12,173,976 for the year ended December 31, 2008 to $3,436,155 for the year ended December 31, 2009. This decrease was due to increased government funding and our cost containment efforts.

Equity Overview

On March 16, 2007, we consummated a transaction with various accredited investors pursuant to which we agreed to sell to the investors, in a private placement, an aggregate of approximately 4,288,712 shares of Series B Convertible Preferred Stock, par value $0.005 per share, and Series B Warrants to purchase approximately 2,144,356 shares of our common stock pursuant to a securities purchase agreement of the same date.  The warrants expire on March 15, 2012.  The aggregate purchase price paid by the investors for the Series B Preferred and Series B Warrants was approximately $30,000,000. Also issued in the transaction as partial compensation for services rendered by the placement agents were Series C Warrants, which had an initial per share exercise price of $11.00 and were originally exercisable for 267,074 shares of Common Stock.  After related fees and expenses, we received net proceeds of approximately $29,000,000. On September 16, 2009, the outstanding Series B Preferred shares reached their termination date and, in accordance with their terms, were automatically converted into shares of common stock.

On February 13, 2009, March 20, 2009, and March 27, 2009, we entered into purchase agreements with various accredited investors, pursuant to which we agreed to sell to these investors an aggregate of 542.84 shares of Series D Preferred and warrants to purchase an aggregate of 3,877,386 shares of the Company’s Common Stock.  The warrants have a seven-year term and a per share exercise price of $1.60. Each share of Series D Preferred was convertible into the number of shares of Common Stock equal to (1) the stated value of the share ($10,000), divided by (2) the then-current Conversion Price (initially $1.33, but subject to adjustment as described below).  At the time of its issuance, each share of Series D Preferred was convertible into approximately 7,519 shares of Common Stock.

The aggregate purchase price paid by the investors for the Series D Preferred and the warrants was approximately $5,428,307 (representing $10,000 for each share together with a warrant).  After related fees and expenses, we received net proceeds of approximately $4,460,000.

In consideration for its services as exclusive placement agent, Garden State Securities received cash compensation and warrants to purchase an aggregate of approximately 387,736 shares of Common Stock.

At the time of its issuance, the Series D Preferred ranked junior to our Series B Preferred and senior to all our shares of Common Stock and other capital stock.

Upon completion of the Series D Preferred transaction, the exercise prices of the Company’s Series B Warrants and Series C Warrants were adjusted, pursuant to weighted-average anti-dilution provisions, to $6.79 and $7.20 respectively, from the original exercise prices of $10.36 and $11.00. In addition to the adjustment to the exercise prices of the Series B Warrants and the Series C Warrants, the aggregate number of shares issuable upon exercise of the Series B Warrants and the Series C Warrants increased to 3,609,300 and 408,036, respectively, from 2,365,528 and 267,074. Certain other warrants issued prior to the Company’s initial public offering were also adjusted pursuant to anti-dilution provisions contained in those warrants such that their per share exercise price reduced from $2.00 to $1.48 and the aggregate number of shares of Common Stock issuable increased from 281,042 to 379,792.

Pursuant to the terms of the Certificate of Designation of Preferences, Rights and Limitations of the Series D Preferred, the Conversion Price of the Series D Preferred was automatically reduced from $1.40 to $1.33 on August 13, 2009. This adjustment caused the number of shares of Common Stock into which the 542.84 outstanding shares of Series D Preferred could be converted to increase from 3,877,386 to 4,081,445.  In addition, pursuant to the weighted-average anti-dilution provisions of the Series B Warrants and the Series C Warrants, this adjustment caused:

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

Certain other warrants issued prior to the Company’s initial public offering were also affected by this adjustment, which caused their exercise price to reduce from $1.48 to $1.47 and the aggregate number of shares of Common Stock issuable to increase from 343,537 to 345,855.

On November 13, 2009, the Conversion Price of the Series D Preferred automatically reduced from $1.33 to $1.28. This second adjustment caused the number of shares of Common Stock into which the 470.25 outstanding shares of Series D Preferred could be converted to increase from 3,627,041 to 3,673,844.

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

Certain other warrants issued prior to the Company’s initial public offering were also affected by this second adjustment, which caused their exercise price to reduce from $1.47 to $1.46 and the aggregate number of shares of Common Stock issuable to increase from 111,447 to 112,210.

On December 31, 2009, the Conversion Price of the Series D Preferred again automatically reduced from $1.33 to $1.02 because the Company failed to meet a particular development milestone by the end of 2009. This milestone-based adjustment caused the number of shares of Common Stock into which the 466.85 outstanding shares of Series D Preferred could be converted to increase from 3,647,281 to 4,576,979.

In addition, pursuant to the weighted-average anti-dilution provisions of the Series B Warrants and the Series C Warrants, the milestone adjustment caused:

•
the exercise price of the Series B Warrants to be reduced from $6.68 to $6.37, and the aggregate number of shares of Common Stock issuable upon exercise of the Series B Warrants to increase from 3,668,727 to 3,847,276; and

•
the exercise price of the Series C Warrants to be reduced from $7.08 to $6.76, and the aggregate number of shares of Common Stock issuable upon exercise of the Series C Warrants to increase from 414,952 to 434,956.

Certain other warrants issued prior to the Company’s initial public offering were also affected by the milestone adjustment causing their exercise price to reduce from $1.46 to $1.39 and the aggregate number of shares of Common Stock issuable to increase from 112,210 to 117,861.

On February 9, 2010, all outstanding shares of Series D Preferred automatically converted into approximately 4,576,979 shares of common stock at the Conversion Price of $1.02 as a result of the Company’s closing sales price being above a certain level for 20 consecutive trading days as well as the satisfaction of certain other conditions, discussed in more detail below under “Subsequent Events.”

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

Note 2 to our financial statements includes disclosure of our significant accounting policies. Critical accounting estimates, as defined by the SEC, are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult and subjective judgments and estimates of matters that are inherently uncertain. While all decisions regarding accounting policies are important, we believe that our policies regarding revenue recognition, R&D expenses, intellectual property related costs, stock-based compensation expense and fair value measurements could be considered critical. For additional information, see our audited financial statements and notes thereto which are included with this Annual Report on Form 10-K, which contain accounting policies and estimates and other disclosures required by accounting principles generally accepted in the United States.

Accounting policies that we deem to be most critical include policies relating to: revenue recognition, research and development expenses, intellectual property costs, stock based compensation expenses, and fair value measurement of financial instruments, and are discussed in more detail below.

Revenue Recognition

Our revenue sources consist of government grants, government contracts and a commercial licensing and development contract.

Grant revenue is recognized using two different methods depending on the type of grant. Cost reimbursement grants require us to submit proof of costs incurred that are invoiced by us to the government agency, which then pays the invoice. In this case, grant revenue is recognized during the period that the costs were incurred.

Fixed-cost grants require no proof of costs and are paid as a request for payment is submitted for expenses. The grant revenue under these fixed cost grants is recognized using a percentage-of-completion method, which uses assumptions and estimates. These assumptions and estimates are developed in coordination with the principal investigator performing the work under the fixed-cost grants to determine key milestones, expenses incurred, and deliverables to perform a percentage-of-completion analysis to ensure that revenue is appropriately recognized. Critical estimates involved in this process include total costs incurred and anticipated to be incurred during the remaining life of the grant.

The Company recognizes revenue related to the funds received from the State of New York under the sponsored research agreement with the RPCI as allowable costs are incurred. The Company recognizes revenue on research laboratory services and the subsequent use of related equipment. The amount paid as a payment toward future services related to the equipment is recognized as a prepaid asset and will be recognized as revenue ratably over the useful life of the asset.

Government contract revenue is recognized as allowable R&D expenses are incurred during the period and according to the terms of the contract.

Commercial revenue is recognized when the service or development is delivered or upon complying with the relevant terms of the commercial agreement including licensing agreements granting the rights to further develop technology leading to commercialization in certain territories.

Research and Development Expenses

R&D costs are expensed as incurred. These expenses consist primarily of our proprietary R&D efforts, including salaries and related expenses for personnel, costs of materials used in our R&D costs of facilities and costs incurred in connection with our third-party collaboration efforts. Pre-approved milestone payments made by us to third parties under contracted R&D arrangements are expensed when the specific milestone has been achieved. As of December 31, 2009, $50,000 has been paid to the Cleveland Clinic for milestone payments relating to the filing of an IND with the FDA for Curaxin CBLC102, $250,000 has been paid to the Cleveland Clinic as a result of commencing Phase II clinical trials for Curaxin CBLC102 and $50,000 has been paid to the Cleveland Clinic relating to the filing of an IND with the FDA for Protectan CBLB502. Once a drug receives regulatory approval, we will record any subsequent milestone payments in identifiable intangible assets, less accumulated amortization, and amortize them evenly over the remaining agreement term or the expected drug life cycle, whichever is shorter. We expect our R&D expenses to increase as we continue to develop our drug candidates.

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

Through December 31, 2008, we capitalized $733,051 in expenditures associated with the preparation, filing and maintenance of certain of our patents, which were incurred through the year ended December 31, 2009. We capitalized an additional $237,064, amortized $4,575 and expensed $35,564 of previously capitalized expenditures relating to these costs incurred for the year ended December 31, 2009, resulting in a balance of capitalized intellectual property totaling $929,976.

Stock-based Compensation

All stock-based compensation, including grants of employee stock options, is recognized in the statement of operations based on its fair values.

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

During the year ended December 31, 2009, the Company granted 787,932 stock options. The Company recognized a total of $1,784,240 in expense related to options for the year ended December 31, 2009.  The Company also recaptured $50,197 of previously recognized expense due to stock option forfeitures. During the year ended December 31, 2008, the Company granted 997,721 stock options pursuant to stock award agreements. We recognized a total of $828,377 in expense related to options for the year ended December 31, 2008.  The weighted average, estimated grant date fair values of stock options granted during the year ended December 31, 2009 and 2008 was $1.95 and $3.16, respectively.

For the year ended December 31, 2009 the Company also recognized a total of $991,612 expense for shares issued under the Company’s Equity Incentive Plan and a total of $33,333 in expense related to the amortization of restricted shares.

Fair Value Measurement

The Company values its financial instruments based on fair value measurements and disclosures which establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring a company to develop its own assumptions.  The Company does not have any significant assets or liabilities measured at fair value using Level 1 or Level 2 inputs as of December 31, 2009.

The Company analyzed all financial instruments with features of both liabilities and equity.

The Company carries the warrants issued in the Series D Private Placement at fair value using Level 3 inputs for its valuation methodology totaling $8,410,379 and $0 as of December 31, 2009 and 2008, respectively.  The Company recognized a fair value measurement loss of $6,267,665 and $0 for the year ended December 31, 2009 and 2008, respectively.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheets at fair value.

Recently Issued Accounting Pronouncements

See Note 2U to financial statements in Item 8.

Results of Operations

The following table sets forth our statement of operations data for the years ended December 31, 2009, 2008 and 2007 and should be read in conjunction with our financial statements and the related notes appearing elsewhere in this annual report on Form 10-K.

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007

Revenues	$14,345,908	$4,705,597	$2,018,558
Operating expenses	20,728,837	19,050,965	27,960,590
Other expense (income)	6,463,208	(59,597)	2,058,236
Net interest expense (income)	(19,728)	(259,844)	(1,003,766)
Net income (loss)	$(12,826,409)	$(14,025,927)	$(26,996,502)

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue

Revenue increased from $4,705,597 for the year ended December 31, 2008 to $14,345,908 for the year ended December 31, 2009, representing an increase of 9,640,311 or 204.9%, resulting primarily from an increase in revenue from U.S. government contracts and grants, as well as the licensing agreement with Hisun.

See the table below for further details regarding the sources of our government grant and contract revenue:

Agency	Program	Amount	Period of Performance	Revenue 2009	Revenue 2008

DoD	DTRA Contract	$1,263,836	03/2007-02/2009	$183,613	$613,901
NIH	Phase II NIH SBIR program	$750,000	07/2006-06/2008	$-	$77,971
NY State/RPCI	Sponsored Research Agreement	$3,000,000	03/2007-02/2012	$35,696	$305,298
NIH	NCI Contract	$750,000	09/2006-08/2008	$-	$219,618
DoD	DOD Contract	$8,900,000	05/2008-09/2009	$4,843,303	$2,938,357
HHS	BARDA Contract	$13,300,000	09/2008-09/2011	$5,374,535	$219,412
NIH	NIAID Grant	$1,232,695	09/2008-02/2010	$1,021,095	$211,040
NIH	NIAID GO Grant	$5,329,543	09/2009-09/2011	$1,237,666	$-
			Totals	$12,695,908	$4,585,597

We anticipate our revenue over the next year to continue to be derived mainly from government grants and contracts. We have been awarded 19 government contracts and grants totaling over $27 million in funding for R&D.  We plan to submit or have submitted proposals for additional government contracts and grants over the next two years totaling over $50 million in funding. Many of the proposals will be submitted to government agencies that have awarded contracts and grants to us in the recent past, but there is no guarantee that any will be awarded to us.

If these awards are not funded in their entirety or if new grants and contracts are not awarded in the future, our ability to fund future R&D and implement technological improvements would be diminished, which would negatively impact our ability to compete in our industry.

Operating Expenses

Operating expenses have historically consisted of costs relating to R&D and general and administrative expenses. R&D expenses have consisted mainly of supporting our R&D teams, process development, sponsored research at RPCI and the Cleveland Clinic, clinical trials and consulting fees. We plan to incur only those R&D costs that are properly funded, either through a government contract or grant or other capital sources. General and administrative expenses include all corporate and administrative functions that serve to support our current and future operations while also providing an infrastructure to support future growth. Major items in this category include management and staff salaries, rent/leases, professional services and travel-related expenses. Some of these costs will be funded through government contracts and grants that provide indirect cost reimbursement for certain indirect costs such as fringe benefits, overhead and general and administrative expenses.

Operating expenses increased from $19,050,965 for the year ended December 31, 2008 to $20,728,837 for the year ended December 31, 2009. This represents an increase of $1,677,872 or 8.8%. We recognized a total of $1,527,600 of non-cash, stock-based compensation for the year December 31, 2008 compared to $2,760,446 for the year ended December 31, 2008. If these non-cash, stock-based compensation expenses were excluded, operating expenses would have increased from $17,523,365 for the year ended December 31, 2008 to $17,968,391 for the year ended December 31, 2009. This represents an increase in operating expenses of $445,026 or 2.5%.

This increase resulted primarily from an increase in R&D expenses from $13,160,812 for the year ended December 31, 2008 to $14,331,673 for the year ended December 31, 2009, an increase of $1,170,861 or 8.9%. The increased R&D expenses were incurred primarily as a result of increasing the non-cash, stock-based compensation and additional R&D costs incurred to support the revenue increase.  We recognized a total of $632,253 of non-cash compensation for R&D stock based compensation for the year ended December 31, 2008 compared to $1,074,048 for the year ended December 31, 2009. Without the non-cash, stock-based compensation, the R&D expenses increased from $12,528,559 for the year ended December 31, 2008 to $13,257,625 for the year ended December 31, 2009; an increase of $729,066 or 5.8%.

The following table summarizes research and development expenses for the years ended December 31, 2009, 2008 and 2007 and since inception:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Total Since Inception
Research and development	$14,331,673	$13,160,812	$17,429,652	$57,588,395

General	$-	$931,441	$892,456	$5,106,630
Protectan CBLB502 - non-medical applications	$13,676,289	$7,264,813	$9,885,776	$35,277,485
Protectan CBLB502 - medical applications	$56,127	$756,227	$815,399	$1,833,056
Protectan CBLB612	$6,567	$974,459	$1,127,248	$3,136,941
Curaxin CBLC102	$262,637	$1,741,194	$2,712,521	$6,729,120
Other Curaxins	$330,053	$1,492,678	$1,996,252	$5,505,163

In addition, selling, general and administrative expenses increased from $5,890,153 for the year ended December 31, 2008 to $6,397,164, for the year ended December 31, 2009. This represents an increase of $507,011 or 8.6%. These higher selling, general and administrative expenses were incurred as a result of an increase in the non-cash, stock-based compensation for the selling, general and administrative area of the Company partially offset by cost containment efforts.  We recognized a total of $895,347 of non-cash, stock-based compensation for general and administrative compensation for the year ended December 31, 2008 compared to $1,686,398 for the year ended December 31, 2009.  Without the non-cash stock based compensation, the general and administrative expenses decreased from $4,994,806 for the year ended December 31, 2008 to $4,710,766 for the year ended December 31, 2009; a decrease of $284,040 or 5.7%.

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

Operating Expenses

Operating expenses decreased from $27,960,590 for the year ended December 31, 2007 to $19,050,965 for the year ended December 31, 2008. This represents a decrease of $8,909,625 or 31.9%. We recognized a total of $7,789,305 of non-cash, stock-based compensation for the year December 31, 2007 compared to $1,527,600 for the year ended December 31, 2008. If these non-cash, stock-based compensation expenses were excluded, operating expenses would have decreased from $20,171,285 for the year ended December 31, 2007 to $17,523,365 for the year ended December 31, 2008. This represents a decrease in operating expenses of $2,647,920 or 13.1%.

This decrease resulted primarily from a decrease in R&D expenses from $17,429,652 for the year ended December 31, 2007 to $13,160,812 for the year ended December 31, 2008, a decrease of $4,268,840 or 24.5%. The reduced R&D expenses were incurred primarily as a result of decreasing the number of R&D subcontracts and other costs until sufficient funding was obtained.  We recognized a total of $1,836,787 of non-cash compensation for R&D stock-based compensation for the year ended December 31, 2007 compared to $632,253 for the year ended December 31, 2008. Without the non-cash, stock-based compensation, the R&D expenses decreased from $15,592,865 for the year ended December 31, 2007 to $12,528,559 for the year ended December 31, 2008; a decrease of $3,064,306 or 19.7%.

In addition, selling, general and administrative expenses decreased from $10,530,938 for the year ended December 31, 2007 to $5,890,153, for the year ended December 31, 2008. This represents a decrease of $4,640,785 or 44.1%. These lower selling, general and administrative expenses were incurred as a result of a substantial reduction in the non-cash, stock-based compensation for the selling, general and administrative area of the Company. We recognized a total of $5,952,517 of non-cash, stock-based compensation for general and administrative compensation for the year ended December 31, 2007 compared to $895,347 for the year ended December 31, 2008. Without the non-cash, stock-based compensation, the general and administrative expenses increased from $4,578,421 for the year ended December 31, 2007 to $4,994,806 for the year ended December 31, 2008; an increase of $416,385 or 9.1%.

Liquidity and Capital Resources

We have incurred annual operating losses since our inception, and, as of December 31, 2009 we had an accumulated deficit of $69,687,932.  Our principal sources of liquidity have been cash provided by sales of our securities, government grants and contracts and licensing agreements. Our principal uses of cash have been R&D and working capital. We expect our future sources of liquidity to be primarily government contracts and grants, equity financing, licensing fees and milestone payments in the event we enter into licensing agreements with third parties, and research collaboration fees in the event we enter into research collaborations with third parties, which to date we have not.

Net cash used in operating activities totaled $4,244,944 for the year ended December 31, 2009, compared to $12,121,102 used in operating activities for the same period in 2008. This decrease in cash used in operating activities resulted from a reduction in our net loss due to increase contract and grant revenues.  In addition, the cost containment efforts combined with focusing our R&D efforts on projects where grant and contract funding was awarded contributed to this decrease in cash used in operating activities.  Net cash used in operating activities totaled $16,607,922 for the same period in 2007.

Net cash provided by investing activities was $626,536 for the year ended December 31, 2009, compared to net cash used in investing activities of $558,407 for the same period in 2008. The increase in cash provided by investing activities resulted primarily from the liquidation of a short-term investment in 2009. Net cash used in investing activities was $442,523 for the same period in 2007.

Net cash provided by financing activities totaled $4,281,659 for the year ended December 31, 2009, compared to $1,232,831 used by financing activities for the same period in 2008. The increase in cash provided by financial activities was attributed to the issuance of the Series D Preferred Shares and Series D Warrants as compared to the cash used in financing activities to pay dividends on the Series B Preferred during the same period in 2008. Net cash provided by financing activities totaled $28,200,591 for the same period in 2007. The decrease in cash provided by financing activities was attributed to the dividends paid on the Series B Preferred in 2008 as compared to the proceeds from the issuance of Series B Preferred in connection with our private placement offering in 2007.

Under our exclusive license agreement with the Cleveland Clinic Foundation, or CCF, we may be responsible for making milestone payments to CCF in amounts ranging from $50,000 to $4,000,000. The milestones and corresponding payments for Protectan CBLB502 and Curaxin CBLC102 are set forth above under “Item 1 – Description of Business – Collaborative Research Agreements – Cleveland Clinic Foundation.”

Our agreement with CCF also provides for payment by us to CCF of royalty payments calculated as a percentage of the net sales of the drug candidates ranging from 1-2%, and sublicense royalty payments calculated as a percentage of the royalties received from the sublicenses ranging from 5-35%. However, any royalty payments and sublicense royalty payments assume that we will be able to commercialize our drug candidates, which are subject to numerous risks and uncertainties, including those associated with the regulatory approval process, our R&D process and other factors. Accrued milestone payments, royalty payments and sublicense royalty payments are payable upon achievement of the milestone.

We believe that although existing cash resources will be sufficient to finance our currently planned operations beyond the next twelve months, these amounts will not be sufficient to meet our longer-term cash requirements, including our cash requirements for the commercialization of certain of our drug candidates currently in development. We may be required to issue equity or debt securities or enter into other financial arrangements, including relationships with corporate and other partners, in order to raise additional capital. Depending upon market conditions, we may not be successful in raising sufficient additional capital for our long-term requirements. In such event, our business, prospects, financial condition and results of operations could be materially adversely affected.

Subsequent Events

As discussed above, as a result of the satisfaction of certain conditions contained in Section 8(a) of the Certificate of Designation of Preferences, Rights and Limitations of the Series D Preferred, filed with the Secretary of State of Delaware on February 13, 2009, including that the closing sale price of the Company’s Common Stock on the NASDAQ Capital Market has exceeded 300% of the conversion price of the Series D Preferred ($1.02) for 20 consecutive trading days, on February 9, 2010, 466.85 shares of Series D Preferred, which represented all outstanding Series D Preferred, converted into 4,576,979 shares of common stock.

On February 25, 2010, we entered into a Securities Purchase Agreement with various accredited investors, pursuant to which we agreed to sell an aggregate of 1,538,462 shares of our common stock and warrants to purchase an aggregate of 1,015,385 shares of our common stock, for an aggregate purchase price of $5,000,000. The transaction closed on March 2, 2010. After related fees and expenses, the Company received net proceeds totaling approximately $4,500,000. The Company intends to use the proceeds of the private placement for working capital purposes.

The common stock was sold at a price of $3.25 per share, and the warrants had an exercise price of $4.50 per share, subject to future adjustment for various events, such as stock splits or dilutive issuances. The warrants are exercisable commencing six months following issuance and expire on March 2, 2015.

For its services as placement agent, Rodman & Renshaw, LLC received gross cash compensation in the amount of approximately $350,000, and it and its designees collectively received warrants to purchase 123,077 shares of common stock.

The common stock and the shares of common stock underlying the warrants issued to the purchasers and Rodman and Renshaw have not been and will not be registered under the Securities Act of 1933.

Immediately after the completion of this transaction, pursuant to weighted-average anti-dilution provisions:

•
the exercise price of the  Series B Warrants reduced from $6.37 to $5.99, and the aggregate number of shares of common stock issuable upon exercise of the Series B Warrants increased from 3,847,276 to 4,091,345; and

•
the exercise price of the Series C Warrants reduced from $6.76 to $6.35, and the aggregate number of shares of common stock issuable upon exercise of the Series C Warrants increased from 434,596 to 462,654.

Impact of Inflation

We believe that our results of operations are not dependent upon moderate changes in inflation rates.

Impact of Exchange Rate Fluctuations

We believe that our results of operations are somewhat dependent upon changes in foreign currency exchange rates. We have entered into agreements with foreign third parties to produce one of our drug compounds and are required to make payments in the foreign currency. As a result, our financial results could be affected by changes in foreign currency exchange rates. As of December 31, 2009, we are obligated to make payments under these agreements of 790,242 Euros. We have established means to purchase forward contracts to hedge against this risk.

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

Interest Rate Risk. Our interest income is sensitive to changes in the general level of domestic interest rates, particularly since our investments are classified as short-term held to maturity.  Due to our intention to hold our investments to maturity, we have concluded that there is no material interest rate risk exposure.

Our revolving credit facility also would have been affected by fluctuations in interest rates as it is based on prime minus 1%. As of December 31, 2009, we had not drawn on this facility.

Foreign Currency Risk. As of December 31, 2009, we have agreements with third parties that require payment in the foreign currency. As a result, our financial results could be affected by changes in foreign currency exchange rates. Currently, the Company’s exposure primarily exists with the Euro.  As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. At this time, our exposure to foreign currency fluctuations is not material.

In addition, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example, currency exchange rate fluctuations could affect international demand for our products in the future. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the U.S. and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations. As a result, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our financial position, results of operations or cash flows.

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Cleveland BioLabs, Inc.

We have audited the accompanying balance sheets of CLEVELAND BIOLABS, INC. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. Cleveland BioLabs, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cleveland BioLabs Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

MEADEN & MOORE, LTD.
Certified Public Accountants

Cleveland, Ohio
March 15, 2010

CLEVELAND BIOLABS, INC.

BALANCE SHEETS

December 31, 2009 and December 31, 2008

	December 31	December 31
	2009	2008
ASSETS

CURRENT ASSETS
Cash and equivalents	$963,100	$299,849
Short-term investments	-	1,000,000
Accounts receivable:
Trade	3,391,347	1,043,821
Interest	-	9,488
Other current assets	381,030	510,707
Total current assets	4,735,477	2,863,865

EQUIPMENT
Computer equipment	323,961	309,323
Lab equipment	1,159,478	1,102,465
Furniture	376,882	312,134
	1,860,321	1,723,922
Less accumulated depreciation	995,408	637,840
	864,913	1,086,082

OTHER ASSETS
Intellectual property	929,976	733,051
Deposits	23,482	23,482
	953,458	756,533

TOTAL ASSETS	$6,553,848	$4,706,480

CLEVELAND BIOLABS, INC.

BALANCE SHEETS

December 31, 2009 and December 31, 2008

	December 31	December 31
	2009	2008
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,208,632	$1,101,961
Deferred revenue	2,329,616	2,365,312
Dividends payable	-	321,293
Accrued expenses	1,405,715	379,653
Accrued warrant liability	8,410,379	-
Total current liabilities	13,354,342	4,168,219

STOCKHOLDERS' EQUITY
Preferred stock, $.005 par value
Authorized - 10,000,000 shares at December 31, 2009
and December 31, 2008
Series B convertible preferred stock,
Issued and outstanding 0 and 3,160,974
shares at December 31, 2009 and December 31, 2008, respectively	-	15,805
Series D convertible preferred stock,
Issued and outstanding 466.85 and 0 shares at December 31, 2009 and December 31, 2008, respectively	2	-
Common stock, $.005 par value
Authorized - 80,000,000 and 40,000,000 shares at December 31, 2009 and December 31, 2008, respectively
Issued and outstanding 20,203,508 and 13,775,805
shares at December 31, 2009 and December 31, 2008, respectively	101,018	68,879
Additional paid-in capital	62,786,418	56,699,750
Accumulated deficit	(69,687,932)	(56,246,173)
Total stockholders' equity	(6,800,494)	538,261

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,553,848	$4,706,480

CLEVELAND BIOLABS, INC.

STATEMENTS OF OPERATIONS

Years Ended December 31, 2009, 2008, and 2007

	December 31	December 31	December 31
	2009	2008	2007
REVENUES
Grant and Contract	$12,695,908	$4,585,597	$1,728,558
Commercial	1,650,000	120,000	290,000
	14,345,908	4,705,597	2,018,558

OPERATING EXPENSES
Research and development	14,331,673	13,160,812	17,429,652
Selling, general and administrative	6,397,164	5,890,153	10,530,938
Total operating expenses	20,728,837	19,050,965	27,960,590

LOSS FROM OPERATIONS	(6,382,929)	(14,345,368)	(25,942,032)

OTHER INCOME
Interest income	21,688	259,844	1,004,853
Buffalo relocation reimbursement	-	220,000	-
Sublease revenue	71,427	12,475	4,427
Gain on disposal of fixed assets	-	1,394	-
Gain on investment	-	3,292	-
Total other income	93,115	497,005	1,009,280

OTHER EXPENSE
Warrant issuance costs	266,970	-	-
Interest expense	1,960	-	1,087
Corporate relocation	-	177,564	1,741,609
Loss on disposal of fixed assets	-	-	15,575
Loss on investment	-	-	305,479
Change in value of warrant liability	6,267,665	-	-
	6,536,595	177,564	2,063,750

NET LOSS	(12,826,409)	(14,025,927)	(26,996,502)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(615,352)	(1,182,033)	(1,265,800)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(13,441,761)	$(15,207,960)	$(28,262,302)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS
PER SHARE OF COMMON STOCK - BASIC AND
DILUTED	$(0.82)	$(1.13)	$(2.34)
WEIGHTED AVERAGE NUMBER OF SHARES USED
IN CALCULATING NET LOSS PER SHARE, BASIC AND
DILUTED	16,405,129	13,492,391	12,090,430

CLEVELAND BIOLABS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Period From January 1, 2007 to December 31, 2009

	Stockholders' Equity
	Common Stock
	Shares	Amount

Balance at January 1, 2007	11,826,389	$59,132
Issuance of options	-	-
Options to be issued in 2008	-	-
Issuance of shares - Series B financing	-	-
Fees associated with Series B Preferred offering	-	-
Issuance of restricted shares	190,000	950
Exercise of options	126,046	630
Exercise of warrants	48,063	240
Conversion of Series B Preferred Shares to Common	708,743	3,544
Dividends on Series B Preferred shares	-	-
Net Loss	-	-
Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	-	-
Less reclassification adjustment for (gains) losses
included in net loss	-	-
Comprehensive loss
Balance at December 31, 2007	12,899,241	$64,496

Issuance of options	-	-
Partial recapture of expense for options expensed in 2007 but issued in 2008	-	-
Issuance of restricted shares	130,000	650
Restricted stock awards	-	-
Exercise of options	37,271	186
Conversion of Series B Preferred Shares to Common	709,293	3,547
Dividends on Series B Preferred shares	-	-
Net Loss	-	-
Balance at December 31, 2008	13,775,805	$68,879

Issuance of options	-	-
Issuance of restricted shares	291,532	1,458
Recapture of expense for nonvested options forfeited	-	-
Restricted stock awards		-
Exercise of options	194,675	973
Conversion of Series B Preferred Shares to Common	4,693,530	23,468
Dividends on Series B Preferred shares	-	-
Issuance of shares - Series D financing	-	-
Allocation of financing proceeds to fair value of Series D warrants	-	-
Fees associated with Series D Preferred offering	-	-
Conversion of Series D Preferred Shares to Common	572,353	2,862
Exercise of warrants	675,613	3,378
Net Loss	-	-
Balance at December 31, 2009	20,203,508	$101,018

CLEVELAND BIOLABS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Period From January 1, 2007 to December 31, 2009

Stockholders' Equity
Preferred Stock
	Series B	Amount	Series D	Amount

Balance at January 1, 2007	-	$-	-	$-
Issuance of options	-	-	-	-
Options to be issued in 2008	-	-	-	-
Issuance of shares - Series B financing	4,579,010	22,895	4,579,010	22,895
Fees associated with Series B Preferred offering	-	-	-	-
Issuance of restricted shares	-	-	-	-
Exercise of options	-	-	-	-
Exercise of warrants	-	-	-	-
Conversion of Series B Preferred Shares to Common	(708,743)	(3,544)	708,743	3,544
Dividends on Series B Preferred shares	-	-	-	-
Net Loss	-	-	-	-
Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	-	-	-	-
Less reclassification adjustment for (gains) losses
included in net loss Comprehensive loss	-	-	-	-
Balance at December 31, 2007	3,870,267	$19,351	-	$-

Issuance of options	-	-	-	-
Partial recapture of expense for options expensed in 2007 but issued in 2008	-	-	-	-
Issuance of restricted shares	-	-	-	-
Restricted stock awards	-	-	-	-
Exercise of options	-	-	-	-
Conversion of Series B Preferred Shares to Common	(709,293)	(3,547)	-	-
Dividends on Series B Preferred shares	-	-	-	-
Net Loss	-	-	-	-
Balance at December 31, 2008	3,160,974	$15,805	-	$-

Issuance of options	-	-	-	-
Issuance of restricted shares	-	-	-	-
Recapture of expense for nonvested options forfeited	-	-	-	-
Restricted stock awards	-	-	-	-
Exercise of options	-	-	-	-
Conversion of Series B Preferred Shares to Common	(3,160,974)	(15,805)	-	-
Dividends on Series B Preferred shares	-	-	-	-
Issuance of shares - Series D financing	-	-	543	3
Allocation of financing proceeds to fair value of Series D warrants	-	-	-	-
Fees associated with Series D Preferred offering	-	-	-	-
Conversion of Series D Preferred Shares to Common			(76)	(1)
Exercise of warrants
Net Loss	-	-	-	-
Balance at December 31, 2009	-	$-	467	$2

	Stockholders' Equity
	Additional	Other			Comprehensive
	Paid-in	Comprehensive	Accumulated		Income
	Capital	Income/(Loss)	Deficit	Total	(Loss)
Balance at January 1, 2007	$18,314,097	$(4,165)	$(12,775,910)	$5,653,754
Issuance of options	3,401,499	-	-	3,401,499
Options to be issued in 2008	2,687,355	-	-	2,687,355
Issuance of shares - Series B financing	-	-	-	4,624,800
Fees associated with Series B Preferred offering	-	-	-	-
Issuance of restricted shares	1,699,500	-	-	1,700,450
Exercise of options	110,650	-	-	111,280
Exercise of warrants	90,275	-	-	90,515
Conversion of Series B Preferred Shares to Common	4,461,537	-	-	5,173,824
Dividends on Series B Preferred shares	-	-	(1,265,800)	(1,265,800)
Net Loss	-	-	(26,996,502)	(26,996,502)	(26,996,502)
Other comprehensive income
Unrealized gains (losses) on short term investments
Changes in unrealized holding gains (losses)
arising during period	-	-	-	-	$-
Less reclassification adjustment for (gains) losses
included in net loss Comprehensive loss	-	4,165	-	4,165	$4,165
Balance at December 31, 2007	$55,148,608	$-	$(41,038,212)	$14,194,244

Issuance of options	2,287,803	-	-	2,287,803
Partial recapture of expense for options expensed in 2007 but issued in 2008	(1,459,425)	-	-	(1,459,425)
Issuance of restricted shares	625,850	-	-	626,500
Restricted stock awards	72,722	-	-	72,722
Exercise of options	24,191	-	-	24,378
Conversion of Series B Preferred Shares to Common	-	-	-	-
Dividends on Series B Preferred shares	-	-	(1,182,033)	(1,182,033)
Net Loss	-	-	(14,025,927)	(14,025,927)	$(14,025,927)
Balance at December 31, 2008	$56,699,750	$-	$(56,246,172)	$538,261

Issuance of options	1,784,240	-	-	1,784,240
Issuance of restricted shares	991,612	-	-	993,070
Recapture of expense for nonvested options forfeited	(50,197)	-	-	(50,197)
Restricted stock awards	33,333	-	-	33,333
Exercise of options	361,884	-	-	362,857
Conversion of Series B Preferred Shares to Common	(7,663)	-	-	-
Dividends on Series B Preferred shares	-	-	(615,351)	(615,351)
Issuance of shares - Series D financing	5,428,304	-	-	5,428,307
Allocation of financing proceeds to fair value of Series D warrants	(3,016,834)			(3,016,834)
Fees associated with Series D Preferred offering	(720,175)	-	-	(720,175)
Conversion of Series D Preferred Shares to Common	(2,861)			-
Exercise of warrants	1,285,026			1,288,404
Net Loss	-	-	(12,826,409)	(12,826,409)	$(12,826,409)
Balance at December 31, 2009	$62,786,418	$-	$(69,687,932)	$(6,800,494)

CLEVELAND BIOLABS, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,826,409)	$(14,025,927)	$(26,996,502)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	357,568	324,351	188,395
Amortization	4,575	-	-
Noncash salaries and consulting expense	2,760,446	1,527,600	7,789,305
Series D warrant issuance costs	266,970	-	-
Change in value of warrant liability	6,267,665	-	-
Loss on disposal of fixed assets	-	-	15,575
Loss on investments		-	305,479
Loss on abandoned patents	35,564	60,045	-
Changes in operating assets and liabilities:
Accounts receivable - trade	(2,347,526)	(880,419)	(3,652)
Accounts receivable - interest	9,488	40,553	(12,870)
Other current assets	129,677	(185,081)	109,049
Deposits	-	1,963	(10,390)
Accounts payable	106,672	391,232	65,923
Deferred revenue	(35,696)	694,702	1,670,610
Accrued expenses	1,026,062	(70,121)	321,206
Milestone payments	-	-	(50,000)
Total adjustments	8,581,465	1,904,825	10,388,630
Net cash (used by) provided by operating
activities	(4,244,944)	(12,121,102)	(16,607,872)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments	-	(2,000,000)	(1,000,000)
Sale of short-term investments	1,000,000	2,000,000	2,000,000
Issuance of notes receivable	-	-	(250,000)
Purchase of equipment	(136,400)	(224,413)	(987,649)
Sale of equipment	-	-	1,250
Costs of patents pending	(237,064)	(333,994)	(206,124)
Net cash (used in) provided by investing activities	626,536	(558,407)	(442,523)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock	5,428,307	-	30,020,984
Financing costs on preferred stock	(720,175)	-	(1,152,857)
Series D warrant issuance costs	(266,970)
Dividends	(936,644)	(1,257,209)	(869,331)
Exercise of stock options	362,857	24,378	111,280
Exercise of warrants	414,284	-	90,515
Net cash (used in) provided by financing activities	4,281,659	(1,232,831)	28,200,591

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	663,251	(13,912,340)	11,150,196

CASH AND EQUIVALENTS AT BEGINNING OF	299,849	14,212,189	3,061,993
PERIOD

CASH AND EQUIVALENTS AT END OF PERIOD	$963,100	$299,849	$14,212,189

CLEVELAND BIOLABS, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,960	$-	$1,087
Cash paid during the period for income taxes	$-	$-	$-

Supplemental schedule of noncash financing activities:
Issuance of stock options to employees, consultants, and	$1,784,240	$2,287,803	$3,401,499
independent board members
Expense recapture of expense for options expensed in 2007 but issued in 2008	$-	$(1,459,425)	$-
Expense recapture of expense for options that were nonvested and forfeited	$(50,197)	$-	$-
Stock options due to employees and a consultant	$-	$-	$2,687,355
Issuance of shares to consultants and employees	$993,070	$626,500	$1,700,450
Amortization of restricted shares to be issued to employees and consultants	$33,333	$72,722	$-
Issuance of non-cash financing fees	$-	$-	$2,032,086
Accrual of Series B preferred stock dividends	$-	$321,293	$396,469
Conversion of warrant liability to equity due to exercise of warrants	$874,119	$-	$-

CLEVELAND BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

 Note 1. Organization

Cleveland BioLabs, Inc. (“CBLI” or “Company”) is a drug discovery and development company leveraging its proprietary discoveries around programmed cell death to develop treatments for cancer and protection of normal tissues from radiation and other stresses. The Company was incorporated under the laws of the State of Delaware on June 5, 2003 and is headquartered in Buffalo, New York.

The Company’s financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations which raises a question about its ability to continue as a going concern.  The Company sustained a net loss of $12,826,409 for the fiscal year ended December 31, 2009.

The Company continues to explore investment and licensing arrangements and also plans to submit proposals for government contracts and grants over the next two years totaling over $10 million and have three applications totaling nearly $43 million that are pending approval. Many of the proposals will be submitted to government agencies that have awarded contracts and grants to the Company in the recent past.  Finally, the Company has implemented cost containment efforts that permit the incurrence of those costs that are properly funded, either through a government contract or grant or other capital sources. It is expected that the successful implementation of the financing and cost containment efforts identified above will allow the Company to continue to realize its assets and liquidate its liabilities in the ordinary course of business.

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

C.
Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements, which generally require payment within 30 days. Management estimates an allowance for doubtful accounts which is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections. There is no allowance for doubtful accounts as of December 31, 2009 and December 31, 2008.

D.
Equipment - Equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally five years) using the straight-line method. Leasehold improvements are depreciated on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Major expenditures for renewals and betterments are capitalized and depreciated. Depreciation expense was $357,568, $324,351, and $188,395 for the years ended December 31, 2009, 2008 and 2007, respectively.

E.
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

A portion of this intellectual property is owned by the Cleveland Clinic Foundation (“CCF”) and granted to the Company through an exclusive licensing agreement. As part of the licensing agreement, CBLI agrees to bear the costs associated with the preparation, filing and maintenance of patent applications relating to this intellectual property. Gross capitalized patents and patents pending costs were $688,355 and $629,363 for ten and thirteen patent applications as of December 31, 2009 and December 31, 2008, respectively. One of the CCF patent applications was approved by several nations and is being amortized on a straight-line basis over the weighted average estimated remaining life of approximately fifteen years. The remainder of the CCF patent applications are still pending approval. During 2009, the Company abandoned two patent applications due to developing an improved drug for the same application and expensed $35,564 in selling, general and administrative expenses.  During 2008, the Company abandoned one patent application due to developing another drug for the same application and expensed $44,790 in selling, general and administrative expenses.  The Company recognized $4,575, $0 and $0 in amortization expense for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company also has submitted patent applications as a result of intellectual property exclusively developed and owned by the Company. Gross capitalized patents pending costs were $199,371 and $103,688 for four and five patent applications as of December 31, 2009 and December 31, 2008, respectively. The patent applications are still pending approval. During 2008, the Company abandoned one patent application due to discovering that the patent would provide no future economic benefit and expensed $15,256 in selling, general and administrative expenses.

The Company has also submitted two patent applications as a result of the collaborative research agreement with the Roswell Park Cancer Institute (“RPCI”).  As part of this collaborative agreement, CBLI agrees to bear the costs associated with the preparation, filing and maintenance of patent applications related to the intellectual property being developed.  Gross capitalized patents pending costs were $8,340 and 0 for two patent applications as of December 31, 2009 and 2008, respectively.

The Company has also submitted one patent application as a result of the collaborative research agreement with the ChemBridge Corporation (“ChemBridge”).  As part of this collaborative agreement, CBLI agrees to bear the costs associated with the preparation, filing and maintenance of patent applications related to the intellectual property being developed.  Gross capitalized patents pending costs were $38,484 and $22,441 for this patent application as of December 31, 2009 and 2008, respectively.

Below is a summary of the major identifiable intangible assets and weighted average amortization periods for each identifiable asset:

	As of December 31, 2009
Intangible Assets	Cost	Accumulated Amortization	Net Intangible Asset	Weighted Average Amortization Period (Years)
Patents	$150,888	$4,574	$146,314	14.9
Patent Applications	783,662	-	783,663	n.a.
	$934,550	$4,574	$929,976

The estimated amortization expense for the next five years for approved patents is as follows:

2010	$9,801
2011	$9,801
2012	$9,801
2013	$9,801
2014	$9,801

G.
Line of Credit - The Company has a working capital line of credit that is fully secured by cash equivalents and short-term investments. This fully-secured, working capital line of credit carries an interest rate of prime minus 1%, a borrowing limit of $600,000, and expires on May 31, 2010. At December 31, 2009 and 2008, there were no outstanding borrowings under this credit facility.

H.
Fair Value of Financial Instruments - Financial instruments, including cash and equivalents, accounts receivable, notes receivable, accounts payable and accrued liabilities, are carried at net realizable value

The Company values its financial instruments in accordance with the FASB Accounting Standards Codification (“Codification”) on fair value measurements and disclosures which establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring a company to develop its own assumptions.  The Company does not have any significant assets or liabilities measured at fair value using Level 1 or Level 2 inputs as of December 31, 2009.

The Company analyzed all financial instruments with features of both liabilities and equity in accordance with the Codification on distinguishing liabilities from equity and derivatives from hedging.

The Company carries its warrants issued in connection with the Series D Private Placement at fair value totaling $8,410,379 and $0 as of December 31, 2009 and December 31, 2008, respectively.  The Company used Level 3 inputs for its valuation methodology for the warrant liability, and the fair values were determined using the Black-Scholes option pricing model based on the following assumptions:

Warrant Value at December 31, 2009

Stock price	$3.31
Exercise price	$1.60
Term in years	1.25
Volatility	105.81%
Annual rate of quarterly dividends	-
Discount rate- bond equivalent yield	0.52%

	Fair Value As of December 31, 2009	Fair Value Measurements at December 31, 2009 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant liability	$8,410,379	$-	$-	$8,410,379

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

J.	Revenue Recognition - Revenue sources consist of government grants, government contracts and commercial licensing and development contracts.

Revenues from government grants and contracts are for research and development purposes and are recognized in accordance with the terms of the award and the government agency. Grant revenue is recognized in one of two different ways depending on the grant. Cost reimbursement grants require us to submit proof of costs incurred that are invoiced by us to the government agency, which then pays the invoice. In this case, grant revenue is recognized during the period that the costs were incurred according to the terms of the government grant. Fixed cost grants require no proof of costs at the time of invoicing, but proof is required for audit purposes and grant revenue is recognized during the period that the costs were incurred according to the terms of the government grant. The grant revenue under these fixed costs grants is recognized using a percentage-of-completion method, which uses assumptions and estimates. These assumptions and estimates are developed in coordination with the principal investigator performing the work under the fixed-cost grants to determine key milestones, expenses incurred, and deliverables to perform a percentage-of-completion analysis to ensure that revenue is appropriately recognized. Critical estimates involved in this process include total costs incurred and anticipated to be incurred during the remaining life of the grant.

Government contract revenue is recognized as allowable research and development expenses are incurred during the period and according to the terms of the government contract.

The Company recognizes revenue related to the funds received from the State of New York under the sponsored research agreement with RPCI as allowable costs are incurred. The Company recognizes revenue on research laboratory services and the use of related equipment. The amount paid toward future services related to the equipment is recognized as a prepaid asset and will be recognized as revenue ratably over the useful life of the asset.

Commercial revenue is recognized when the service or development is delivered or upon complying with the relevant terms of commercial agreements including licensing agreements granting the rights to further develop technology leading to commercialization in certain territories.

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

The Company received $2,000,000 in funds from the State of New York through RPCI during the second quarter of 2007.  The Company received an additional $1,000,000 in funds from the State of New York through RPCI during the second quarter of 2008.  The Company is recognizing this revenue over the terms and conditions of the sponsored research agreement. The Company recognizes revenue on research laboratory services and the purchase and subsequent use of related equipment. The amount paid toward future services related to the equipment is recognized as a prepaid asset and will be recognized as revenue as depreciated over the estimated useful life of the equipment.

The following table summarizes the deferred revenue activity for the years ended December 31, 2009 and 2008, respectively:

Activity
Beginning Balance, December 31, 2007	$1,670,610
Funds Recived From State of NY	$1,000,000
Funds Recognized as Revenue	$(305,298)
Ending Balance, December 31, 2008	$2,365,312
Funds Recived From State of NY	$-
Funds Recognized as Revenue	$(35,696)
Ending Balance, December 31, 2009	$2,329,616

L.
Research and Development - Research and development expenses consist primarily of costs associated with salaries and related expenses for personnel, costs of materials used in research and development, costs of facilities and costs incurred in connection with third-party efforts. Expenditures relating to research and development are expensed as incurred.

M.
Equity Incentive Plan - On May 26, 2006, the Company's Board of Directors adopted the 2006 Equity Incentive Plan (“Plan”) to attract and retain persons eligible to participate in the Plan, motivate participants to achieve long-term Company goals, and further align participants' interests with those of the Company's other stockholders. The Plan was to expire on May 26, 2016 and the aggregate number of shares of stock which could be delivered under the Plan may not exceed 2,000,000 shares. On February 14, 2007, these 2,000,000 shares were registered with the SEC by filing a Form S-8 registration statement. On April 29, 2008, the stockholders of the Company approved an amendment and restatement of the Plan (“Amended Plan”). The Amended Plan increased the number of shares available for issuance by an additional 2,000,000 shares, clarified other aspects of the Plan, contained updates that reflected changes and developments in federal tax laws and extended the expiration date to April 29, 2018.  As of December 31, 2009 there were 2,490,653 stock options and 446,532 shares granted under the Amended Plan and 43,177 shares forfeited leaving 1,105,992 shares of stock to be awarded under the Amended Plan.

N.
Executive Compensation Plan - On May 11, 2007, the Compensation Committee of the Board of Directors (“Compensation Committee”) approved an executive compensation program designed to reward each of the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Scientific Officer (“Executive Officers”) for the achievement of certain pre-determined milestones. The purpose of the program is to link each Executive Officer’s compensation to the achievement of key Company milestones that the Compensation Committee believes have a strong potential to create long-term stockholder value.

Under the terms of this program, after each fiscal year beginning with the fiscal year ended December 31, 2007, each component of the Executive Officers’ compensation packages - base salary, cash bonus and stock option awards - will be measured against the Company’s achievement of (1) stock performance milestones, (2) scientific milestones, (3) business milestones (4) financial milestones and (5) corporate governance, each of which will be weighted by the Compensation Committee. The milestones will be set at the beginning of each fiscal year. Each set of milestones has a minimum threshold performance level, a target level and a high performance level. For base salary, increases will range between 2% for threshold performance to 6% for high performance. For cash bonuses, increases will range between 15% for threshold performance and 60% for high performance. For stock option awards, awards will range between 50,000 stock options for threshold performance and 200,000 for high performance.

For the year ended December 31, 2009 the Compensation Committee awarded $264,141 in cash bonuses and $970,200 in non-cash, stock-based compensation for stock option awards to be granted in 2010 under this executive compensation program (“ECP”).  For the year ended December 31, 2008, the Compensation Committee made no awards under the ECP.

O.	Stock-Based Compensation - The Company recognizes and values stock-based compensation under the provisions of the Codification on stock compensation.

The fair value of each stock option granted is estimated on the grant date. The Black Scholes model is used for standard stock options, but if market conditions are present within the stock options, the Company utilizes Monte Carlo simulation to value the stock options. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect the Company's experience. The Company uses a risk-free rate published by the St. Louis Federal Reserve at the time of the option grant, assumes a forfeiture rate of zero, assumes an expected dividend yield rate of zero based on the Company's intent not to issue a dividend in the foreseeable future, uses an expected life based on the safe harbor method and computes an expected volatility based on the volatility of the Company’s common stock and on the common stock similar high-growth, publicly-traded, biotechnology companies. In 2008, the Company began to include the use of its own common stock in the volatility calculation and is layering in the volatility of the common stock of the Company with that of the common stock comparable companies since there is not adequate trading history to rely solely on the volatility of the Company’s common stock. The Company recognizes the fair value of stock-based compensation in net income on a straight-line basis over the requisite service period.

The Company issued 787,932, 997,721 and 660,000 stock options during the years ended December 31, 2009, 2008, and 2007, respectively, pursuant to various stock award agreements. The Company recognized a total of $1,784,240, $828,377, and $3,401,499 in expense related to options and recaptured $50,197, $0 and $0 of previously recognized expense due to the forfeiture of non-vested options for the years ended December 31, 2009, 2008, and 2007, respectively. The weighted average, estimated grant date fair values of stock options granted was $1.95, $3.16, and $6.08 during the years ended December 31, 2009, 2008, and 2007, respectively.

The assumptions used to value these option grants using the Black-Scholes option valuation model are as follows:

	2009	2008	2007
Risk-free interest rate	1.87-2.74%	2.43-3.58%	3.38-5.11%
Expected dividend yield	0%	0%	0%
Expected life	5-6 years	5-6 years	2.74-6 years
Expected volatility	84.13-90.06%	64.25-82.47%	71.86-76.29%

The following tables summarize the stock option activity for the years ended December 31, 2009 and 2008, respectively.

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding, December 31, 2008	1,948,874	$6.17
Granted	787,932	$2.82
Exercised	(194,675)	$1.86
Forfeited, Canceled	(25,124)	$5.52
Outstanding, December 31, 2009	2,517,007	$5.46	8.02
Exercisable, December 31, 2009	2,185,632	$5.12	7.99

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)

Outstanding, December 31, 2007	1,011,740	$7.29
Granted	997,721	$3.16
Exercised	(42,534)	$1.04
Forfeited, Canceled	(18,053)	$9.00
Outstanding, December 31, 2008	1,948,874	$6.17	8.53
Exercisable, December 31, 2008	1,597,837	$5.52	8.50

For the years ended December 31, 2009, 2008 and 2007, the Company recognized a total of $993,070, $626,500 and $1,700,450 in expense for shares issued under the Amended Plan, respectively. For the years ended December 31, 2009, 2008 and 2007, the Company also recognized a total of $33,333, $72,722 and $0 in expense related to the amortization of restricted shares, respectively.

At December 31, 2009, the non-cash, stock-based compensation related to unvested awards granted under the Equity Incentive Plan, but not yet recognized was $191,245. This cost will be amortized over a weighted-average period of approximately .66 years and will be adjusted for subsequent forfeitures. Future option grants will increase the amount of stock-based compensation expense to be recorded in these periods.

At the 2009 Annual Meeting of Stockholders, the stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 40,000,000 to 80,000,000. As of December 31, 2009, the Company had 59,796,492 authorized shares available for future issuances.

P.	Net Loss Per Share - Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Net loss available to common stockholders	$(13,441,761)	$(15,207,960)	$(28,262,302)
Net loss per share, basic and diluted	$(0.82)	$(1.13)	$(2.34)
Weighted-average shares used in computing net loss per share, basic and diluted	16,405,129	13,492,391	12,090,430

The Company has excluded all outstanding preferred shares, warrants and options from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented.

The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method is as follows:

Common Equivalent Securities	December 31, 2009	December 31, 2008	December 31, 2007
Preferred Shares	4,576,979	3,160,974	3,870,267
Warrants	8,641,893	3,453,268	3,453,268
Options	2,517,007	1,948,874	1,011,740
Total	15,735,879	8,563,116	8,335,275

Such securities, had they been dilutive, would have been included in the computation of diluted earnings per share.

Q.
Concentrations of Risk - Grant revenue accounted for 88.5%, 97.4% and 85.6% of total revenue for the years ended December 31 2009, 2008 and 2007, respectively. Although the Company anticipates ongoing federal government contract and grant revenue, there is no guarantee that this revenue stream will continue in the future.

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

R.
Foreign Currency Exchange Rate Risk - The Company has entered into a manufacturing agreement to produce one of its drug compounds with a foreign third party and is required to make payments in the foreign currency. As a result, the Company's financial results could be affected by changes in foreign currency exchange rates. Currently, the Company's exposure primarily exists with the Euro. As of December 31, 2009, the Company is obligated to make payments under the agreements of 790,242 Euros. As of December 31, 2009, the Company has not purchased any forward contracts for Euros and, therefore, at December 31, 2009, had foreign currency commitments of $1,138,423 for Euros given prevailing currency exchange spot rates.

S.
Comprehensive Income/ (Loss) - The Company applies the Codification on comprehensive income that requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

T.
Segment Reporting – As of December 31, 2009, the Company has determined that it operates in only one segment.  Accordingly, no segment disclosures have been included in the notes to the consolidated financial statements.

U.	Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's financial statements.

In September 2009, the FASB provided updated guidance (1) on whether, in a revenue arrangement, multiple deliverables exist, how the deliverables should be separated, and how the consideration should be allocated; (2) requiring an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (3) eliminating the use of the residual method and requiring an entity to allocate revenue using the relative selling price method. The update is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company is currently evaluating the effect of this update to its accounting and reporting systems and processes; however, at this time, the Company is unable to quantify the impact on its financial statements of its adoption or determine the timing and method of its adoption.

In June 2009, the FASB issued the Codification as the authoritative guidance for GAAP. The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009. The Codification is now the single official source of authoritative U.S. GAAP (other than interpretive releases and guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. Only one level of authoritative U.S. GAAP now exists. All other literature is considered non-authoritative. The Codification does not change U.S. GAAP. We adopted the Codification during the quarter ended September 30, 2009. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the financial statements.

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

Note 3. Significant Alliances and Related Parties

The Cleveland Clinic Foundation

Effective July 2004, the Company entered into a strategic alliance with CCF. Under the agreement, the Company received an exclusive license to use CCF licensed patents and CCF technology for the benefit of the Company for research and drug development. The Company has the primary responsibility to fund all newly developed patents; however, CCF retains patent ownership on those contained in the agreement. The Company also has the responsibility to secure applicable regulatory approvals. In partial consideration of this agreement, in December 2004, the Company issued 1,341,000 shares of its common stock to CCF and recognized $2,250,000 as non-cash research and development expense in exchange for the stock. The calculation of this expense was based in part on an estimate of the Company’s value based on discussions in 2004 with potential investors, in which the Company was estimated to have a value of approximately $12,500,000. This valuation was reflected in an agreement between the Company and an investment bank dated September 30, 2004. This agreement set forth the terms on which the investment bank was to raise equity capital for the Company. In light of the preliminary and subjective nature of that estimate, the Company discounted that estimate to arrive at a valuation of $10,000,000.

CCF will receive milestone payments for each product developed with CCF technology as development passes through major developmental stages. In addition, the Company will pay CCF royalties and sublicense royalties as a percentage of net sales of all commercial products developed with CCF technology. Milestone payments amounted to $0, $350,000, and $0 for the years ended December 31, 2009, 2008, and 2007, respectively.

The Company also incurred $143,256, $518,904, and $927,347 in subcontract expense to CCF related to research grants and other agreements for the years ended December 31, 2009, 2008 and 2007, respectively. The balance remaining in accrued payables is $0 and $15,209 at December 31, 2009 and 2008, respectively. There were no accounts receivable balances at December 31, 2009, and 2008, respectively.

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

The Company incurred $1,599,359 $1,120,571, and $414,389 in subcontract expense to RPCI related to research grants and agreements for the years ended December 31, 2009, 2008 and 2007, respectively. The balance remaining in accrued payables is $35,781 and $174,693 at December 31, 2009 and 2008, respectively. There were no accounts receivable balances at December 31, 2009, and 2008, respectively.

ChemBridge Corporation

In April 2004, ChemBridge acquired 357,600 shares of the Company’s common stock valued at $6,081 (subject to antidilution provisions for future equity issues) and acquired warrants to purchase an additional 264,624 shares of the Company’s common stock for $1.13 per share. In September 2009, ChemBridge exercised these warrants.

In connection with the ChemBridge investment, the Company entered into a chemical libraries license agreement with ChemBridge, under which the Company has a non-exclusive worldwide license to use certain chemical compound libraries for drug research conducted on its own or in collaboration with others. In return, ChemBridge will receive royalty payments on any revenue received by the Company for all contracts, excluding CCF, in which the libraries are used. No revenues or royalties are due or have been paid through the year ended December 31, 2009.

The Company has also agreed to collaborate with ChemBridge on two optimization projects, wherein ChemBridge will have the responsibility of providing the chemistry compounds of the project and the Company will have the responsibility of providing the biological expertise. ChemBridge will retain a 50% ownership interest in two selected “confirmed hits” that make up the optimization projects. The parties will jointly manage the development and commercialization of any compounds arising from an optimization project. No “confirmed hits” have been selected during the year ended December 31, 2009.

The Company incurred ChemBridge $0, $916, and $41,780 for the purchase of chemical compounds for the years ended December 31, 2009, 2008 and 2007, respectively. There were no accounts receivable or accrued payable balances at December 31, 2009 and 2008, respectively.

Cooperative Research and Development Agreement

In August 2004, the Company entered into a five-year cooperative research and development agreement (“CRADA”) with (i) the Uniformed Service University of the Health Sciences, which includes the Armed Forces Radiobiology Research Institute, (ii) the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., and (iii) CCF, to evaluate the Company’s radioprotective drug candidates and their effects on intracellular and extracellular signaling pathways. Under the terms of the agreement, all parties are financially responsible for their own expenses related to the agreement.

In February 2008, the Company extended the CRADA with the Uniformed Service University of the Health Sciences to August 2010 to evaluate the efficacy of the Company’s radioprotective drug candidate Protectan CBLB502 against radiation in non-human primates. Under the terms of the agreement, the Company paid $628,465 to Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc to purchase, house and irradiate animals and perform blood and cytokine analysis. The agreement may be unilaterally terminated by any party upon 30 days prior written notice.

The Company incurred $0, $405,696 and $222,769 as part of the research and development agreement in 2009, 2008 and 2007, respectively. There were no accounts receivable or accrued payable balances at December 31, 2009 and 2008, respectively.

Incuron LLC

On December 30, 2009, the Company entered into a Participation Agreement with Bioprocess Capital Partners, LLC, a Russian limited liability company (“BCP”), for the formation of Incuron LLC, a Russian limited liability company (“Incuron”), for the further development of certain of the registrant’s oncology products (the “Products”).

Pursuant to the Participation Agreement, the Company will make a capital contribution of certain intellectual property rights to Incuron, and BCP will make cash capital contributions of approximately $18.3 million.  BCP will make an initial cash capital contribution to Incuron of approximately $5.85 million and will be obligated to make additional cash capital contributions to Incuron upon the achievement of specified development milestones relating to the issuance of certain governmental approvals for, and the progress of clinical trials of, the Products. Upon the achievement of the specified milestones and the completion of the specified capital contributions, the Company will own a 51% participation interest in Incuron and BCP will own a 49% participation interest.  The Company and BCP have also agreed to enter into a Development Agreement pursuant to which Incuron will retain the Company for certain research services related to certain of the Products. Incuron is expected to start operations in 2010.

Consultants

A Company stockholder, who serves as the Company’s Chief Scientific Officer, received payments for consulting services performed on certain grant awards and internal research and development. Total cash consultant expense made to this person amounted to $110,000, $114,215, and $120,580 for the years ended December 31, 2009, 2008 and 2007, respectively. In 2009, the Company also expensed $69,300 in subcontractor expense and an additional $242,550 in non-cash, stock based compensation related to the 2009 ECP. In 2008, the Company recaptured $378,810 in non-cash, stock-based compensation expense previously expensed in 2007 to this consultant related to the 2007 ECP.  In 2007, the Company incurred $198,375 in non-cash, stock-based compensation expense to this consultant, accrued an additional $732,915 in non-cash, stock-based compensation and an additional $19,215 in subcontractor expense related to the 2007 ECP.  The balance remaining in accrued payables is $94,644 and $0 at December 31, 2009 and 2008, respectively. There were no accounts receivable balances at December 31, 2009, and 2008, respectively.

A Company stockholder, who serves as the Company’s Vice President of Research - Radioprotectant Group, received payment for consulting services performed related to the Company’s research efforts. Total consultant expense made to this person amounted to $81,750, $78,380, and $95,520 for the years ended December 31, 2009, 2008, and 2007, respectfully. There were no accounts receivable or accrued payable balances at December 31, 2009 and 2008, respectively.

Note 4. Equity Transactions

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

On March 16, 2007, the Company entered into a Securities Purchase Agreement with various accredited investors (the “Buyers”), pursuant to which the Company agreed to sell to the Buyers Series B Convertible Preferred Stock (“Series B Preferred”) convertible into an aggregate of 4,288,712 shares of common stock and Series B Warrants that were exercisable for an aggregate of 2,144,356 shares of common stock. The Series B Preferred had an initial conversion price of $7.00 per share, paid an annual dividend of $.35 per share, and in the event of a conversion at such conversion price, one share of Series B Preferred would convert into one share of common stock. The Series B Warrants had an exercise price of $10.36 per share, the closing bid price on the day prior to the private placement. To the extent, however, that the conversion price of the Series B Preferred or the exercise price of the Series B Warrants was reduced as a result of certain anti-dilution protections, the number of shares of common stock into which the Series B Preferred were convertible or for which the Series B Warrants were exercisable could increase.

The Company also issued to the placement agents in the private placement (the “Agents”), as compensation for their services, Series B Preferred, Series B Warrants, and Series C Warrants. The Agents collectively received Series B Preferred that were convertible into an aggregate of 290,298 shares of common stock, Series B Warrants that were exercisable for an aggregate of 221,172 shares of the Company’s common stock, and Series C Warrants that were exercisable for 267,074 shares of the Company’s common stock. The Series C Warrants had an exercise price of $11.00 per share, and were also subject to anti-dilution protections that could increase the number of shares of common stock for which they were exercisable.

In total, the securities issued in the private placement were initially convertible into, or exercisable for, up to approximately 7,211,612 shares of common stock, which amount was subject to adjustment in the event of certain corporate events such as stock splits or issuances of securities at a price below the conversion price of the Series B Preferred or exercise price of the warrants, as the case may be.  On September 13, 2007, the Company paid $807,913 to the Series B Preferred stockholders for the semiannual dividend.

On March 19, 2007, the Company issued 20,000 stock options to members of the Scientific Advisory Board of the Company under non-qualified stock option agreements. These options were immediately exercisable and allowed for the purchase of 20,000 shares of common stock at a price of $8.82. These options expire on March 18, 2017.

On April 6, 2007, the Company issued 152,500 stock options to officers and consultants under non-qualified stock option agreements. These options were immediately exercisable and allowed for the purchase of 152,500 shares of common stock at a price of $8.36.  These options expire on April 5, 2017.  The Company also issued 115,000 shares of common stock to consultants under the Plan.

On June 12, 2007, the Company issued 140,000 stock options to four independent members of the Board of Directors of the Company under non-qualified stock option agreements.  These options were immediately exercisable and allowed for the purchase of 140,000 shares of common stock at a price of $9.40.  These options expire on June 11, 2017.

On June 15, 2007, the Company issued 110,000 stock options to various key employees and consultants under non-qualified stock option agreements.  These options had various vesting schedules including immediate vesting, up to three year vesting, and vesting upon the company stock price obtaining certain levels.  These options allowed for the purchase of 110,000 shares of common stock at a price ranging from $9.93 to $17.00.  These options expire on June 14, 2017. The Company also issued 30,000 shares of common stock to the same consultants under the Plan.

On June 21, 2007, the Company issued 3,000 stock options to a consultant under a non-qualified stock option agreement.  These options vested over a six month period and allowed for the purchase of 3,000 shares of common stock at a price of $10.84.  These options expire on June 20, 2017.

On June 27, 2007, the Company issued 30,000 shares of common stock to various outside consultants under the Plan.

On July 18, 2007, the Company issued 15,000 shares of common stock to an outside consultant under the Plan.  On that date, the Company also issued 18,000 stock options to another consultant under a non-qualified stock option agreement.  These options were immediately exercisable and allowed for the purchase of 18,000 shares of common stock at a price of $10.61.  These options expire on December 31, 2012.

On December 4, 2007, the Company issued 117,000 stock options to various key employees and consultants under non-qualified stock option agreements.  These options had up to three year vesting.  These options allowed for the purchase of 117,000 shares of common stock at an exercise price of $10.00 per share.  These options expire on or before December 3, 2017.

On December 11, 2007, the SEC declared effective a registration statement of the Company registering up to 5,514,999 shares of common stock for resale from time to time by the selling stockholders named in the prospectus contained in the registration statement. This number represents 5,514,999 shares of common stock issuable upon the conversion or exercise of the securities issued in the Company’s March 2007 private placement at the current conversion and exercise prices. Of these 5,514,999 shares of common stock, 3,717,515 shares were issuable upon conversion of Series B Preferred and 1,797,484 shares were issuable upon exercise of the Series B Warrants. The Company would not receive any proceeds from the sale of the underlying shares of common stock, although to the extent the selling stockholders exercised warrants for the underlying shares of common stock, the Company would receive the exercise price of those warrants. The registration statement was filed to satisfy registration rights that the Company had previously granted.  Subsequent to the effectiveness of the registration statement, 708,743 Series B Preferred were converted and $61,418 in dividends earned were paid as of December 31, 2007. At December 31, 2007, $396,469 in dividends were accrued on the outstanding Series B Preferred.

On January 1, 2008, the Company issued 100,000 options to a new employee and 60,000 options to a key consultant of the Company under the Plan.  The options vested over a period from one to three years and allowed for the purchase of 160,000 shares of common stock at a price of $8.00 per share.  These options expire on December 31, 2017.

On January 4, 2008, the Company issued 20,000 restricted shares of common stock to a new employee.  These shares vested over a three-year period with 25% vested on issuance and 25% vesting on the anniversary date of the agreement for each of the next three years.

On February 4, 2008, the Company issued options to purchase 503,250 shares of common stock under non-qualified stock option agreements to the executive management team under the ECP.  These options were originally expensed in 2007 at the December 31, 2007 closing price of $8.80.  These options vested immediately, contained an exercise price of $4.00 per share, and expire on February 4, 2018.   The Company also issued options to purchase 34,398 shares of common stock to various employees under non-qualified stock option agreements under an employee bonus program.  These options vested immediately, contained an exercise price of $4.00 per share, and expire on February 3, 2018.  Finally, the Company issued stock options to various key employees under non-qualified stock option agreements.  These options have up to three years vesting.  These options allow for the purchase of 21,300 shares of common stock at an exercise price of $4.00 per share and expire on February 3, 2018.

On March 12, 2008, the Company issued 1,000 stock options to a consultant under a non-qualified stock option agreement.  These options vested immediately and allowed for the purchase of 1,000 shares of common stock at an exercise price of $4.81 per share.  These options expire on March 11, 2018.

On March 14, 2008, the Company issued 100,000 unrestricted shares of common stock to a consultant under the Plan.

On April 8, 2008, the Company issued 40,000 stock options to three consultants under non-qualified stock option agreements.  These options vested immediately and allowed for the purchase of 40,000 shares of common stock at an exercise price of $4.18 per share.  These options expire on April 7, 2018.  On April 8, 2008, the Company also issued 25,000 restricted shares of common stock.  These shares vested over a three-month period with 40% vested on issuance and 60% vesting three months from the date of the agreement.

On April 29, 2008, the Company issued 140,000 stock options to four independent members of the Board of Directors of the Company under non-qualified stock option agreements.  These options vested immediately and allowed for the purchase of 140,000 shares of common stock at an exercise price of $5.33 per share.  These options expire on April 28, 2018.

On May 7, 2008, the Company issued 14,976 stock options to various employees under non-qualified stock option agreements under an employee bonus program. These options vested immediately and allowed for the purchase of 14,976 shares of common stock at an exercise price of $5.28 per share.  These options expire on May 6, 2018.

On July 15, 2008, the Company issued 28,456 stock options to various employees under non-qualified stock option agreements under an employee bonus program. These options vested immediately and allowed for the purchase of 28,456 shares of common stock at an exercise price of $3.98 per share.  These options expire on July 14, 2018.

On September 22 2008, the Company issued 35,000 stock options to a new employee under a non-qualified stock option agreement.  These options vested over a three-year period and allowed for the purchase of 35,000 shares of common stock at an exercise price of $4.69 per share.  These options expire on September 21, 2018.

On November 14, 2008, the Company issued 19,341 stock options to various employees under non-qualified stock option agreements under an employee bonus program. These options vested immediately and allowed for the purchase of 19,341 shares of common stock at an exercise price of $3.10 per share.  These options expire on November 13, 2018.

On February 2, 2009, the Company issued 75,000 restricted shares of common stock to designees of the placement agents in the Series D Preferred Stock offering.

On February 13, 2009, March 20, 2009, and March 27, 2009, the Company entered into Securities Purchase Agreements (“Purchase Agreements”) with various accredited investors (“Purchasers”), pursuant to which the Company agreed to sell to the Purchasers an aggregate of 542.84 shares of Series D Convertible Preferred Stock, with a par value of $0.005 per share and a stated value of $10,000 per share (“Series D Preferred”), and Common Stock Purchase Warrants (“Series D Warrants”) to purchase an aggregate of 3,877,386 shares of the Company’s Common Stock, par value $0.005 per share (“Series D Private Placement”).  The Series D Warrants have a seven-year term and an exercise price of $1.60. Each share of Series D Preferred was initially convertible into approximately 7,143 shares of Common Stock, subject to adjustment as described below.

The aggregate purchase price paid by the Purchasers for the Series D Preferred and the Series D Warrants was approximately $5,428,307 (representing $10,000 for each Series D Preferred together with a Series D Warrant). After related fees and expenses, the Company received net proceeds of approximately $4,460,000.

In consideration for its services as exclusive placement agent, Garden State Securities, Inc. received cash compensation and Series D Warrants to purchase an aggregate of approximately 387,736 shares of Common Stock. In the aggregate, Series D Preferred and Series D Warrants issued in the transaction were initially convertible into, and exercisable for, approximately 8,142,508 shares of Common Stock subject to adjustment as described below. Each share of Series D Preferred was initially convertible into a number of shares of Common Stock equal to the stated value of the share ($10,000), divided by $1.40 ( “Conversion Price”), subject to adjustment as discussed below.

At the time of its issuance, the Series D Preferred ranked junior to the Company’s Series B Convertible Preferred Stock and senior to all shares of Common Stock and other capital stock of the Company.

If the Company did not meet certain milestones, the Conversion Price would, unless the closing price of the Common Stock was greater than $3.69 on the date the Milestone is missed, be reduced to 80% of the Conversion Price in effect on that date (“Milestone Adjustment”).  In addition to the Milestone Adjustment, on August 13, 2009 ( “Initial Adjustment Date”), the Conversion Price was reduced to 95% of the then Conversion Price, and on each three month anniversary of the Initial Adjustment Date, the then Conversion Price was to be reduced by $0.05 (subject to adjustment) until maturity or converted as described below.  The Conversion Price was also subject to proportional adjustment in the event of any stock split, stock dividend, reclassification or similar event with respect to the Common Stock and to anti-dilution adjustment in the event of any Dilutive Issuance as defined in the Certificate of Designation.

If the closing price for each of any 20 consecutive trading days after the effective date of the initial registration statement filed pursuant to the Registration Rights Agreement exceeded 300% of the then effective Conversion Price and various other equity conditions were satisfied, the Company could cause the Series D Preferred to automatically convert into shares of Common Stock.

At any time after February 13, 2012, the Company could, if various equity conditions are satisfied, elect either to redeem any outstanding Series D Preferred in cash or to convert any outstanding Series D Preferred into shares of Common Stock at the conversion rate then in effect.

Immediately after the completion of the transactions contemplated by the Purchase Agreements, the conversion price of the Company’s Series B Preferred was adjusted, pursuant to weighted-average anti-dilution provisions, to $4.67, causing the conversion rate of Series B Preferred into Common Stock to change to approximately 1-to-1.49893.  In addition, the exercise prices of the Company’s Series B Warrants and Series C Warrants were adjusted, pursuant to weighted-average anti-dilution provisions, to $6.79 and $7.20, from the original exercise prices of $10.36 and $11.00, respectively.  Certain other warrants issued prior to the Company’s initial public offering were also adjusted pursuant to anti-dilution provisions contained in those warrants such that their per share exercise price reduced from $2.00 to $1.48. In addition to the adjustment to the exercise prices of the Series B Warrants and Series C Warrants, the aggregate number of shares issuable upon exercise of the Series B Warrants and the Series C Warrants increased to 3,609,261 and 408,032, from 2,365,528 and 267,074, respectively. For certain warrants issued prior to the Company’s initial public offering, the aggregate number of shares of Common Stock issuable increased from 281,042 to 379,792.

The fair value of the 4,265,122 Series D Warrants issued with the Series D Private Placement was $3,016,834 and was computed using the Black-Scholes option pricing model using the following assumptions:

	Warrants Issued on February 13, 2009	Warrants Issued on March 20, 2009	Warrants Issued on March 27, 2009
Stock price (prior day close)	$2.95	$1.41	$2.44
Exercise price	$2.60	$1.60	$1.60
Term in years	2.00	2.00	2.00
Volatility	110.14%	108.87%	111.57%
Annual rate of quarterly dividends	-	-	-
Discount rate- bond equivalent yield	0.89%	0.87%	0.90%
Discount due to limitations on marketability,
liquidity and other credit factors	40%	40%	40%

The Company recorded a 40% reduction in the calculated value as shown above due to the restrictions on marketability, liquidity and other credit factors.

The value assigned to the warrants could not exceed the value of the gross proceeds at the issuance date of each tranche of the offering.  As such, the value assigned to the warrants on the March 27, 2009 tranche of the Series D Private Placement was reduced to $789,000 which represents the gross proceeds from that tranche of the offering.  In addition, since the convertible preferred stock is convertible into shares of common stock, an embedded beneficial conversion feature exists.  However, the beneficial conversion feature is considered a deemed dividend, and since the Company has an accumulated deficit, there was no effect on the statement of stockholders’ equity.

On April 8, 2009, the Company issued 396,072 stock options to various employees and consultants under non-qualified stock option agreements.  261,072 of these stock options were issued under the Amended Plan, vested immediately and allowed for the purchase of shares of common stock at an exercise price of $1.90 per share.  The remaining 135,000 stock options vested over a three year period and allowed for the purchase of shares of common stock at an exercise price of $1.90 per share.  These options expire on April 7, 2019.

On May 20, 2009, the Company issued 61,983 stock options to various employees and consultants under non-qualified stock option agreements under the Amended Plan. These options vested immediately and allowed for the purchase of 61,983 shares of common stock at an exercise price of $3.91 per share.  These options expire on May 19, 2019.

On May 27, 2009, the Company issued 25,000 shares of common stock to a consultant of the Company under the Amended Plan.

On June 25, 2009, the Company issued 140,000 stock options to four independent members of the Board of Directors of the Company under non-qualified stock option agreements under the Amended Plan.  These options vested immediately and allowed for the purchase of 140,000 shares of common stock at an exercise price of $3.33 per share.  These options expire on June 24, 2019.

On June 26, 2009, the Company issued 60,000 stock options to a consultant under a non-qualified stock option agreement under the Amended Plan.  These options vested immediately and allowed for the purchase of 60,000 shares of common stock at an exercise price of $3.48 per share.  These options expire on June 25, 2019.  The Company also issued 62,540 shares of common stock to two consultants and an employee of the Company under the Amended Plan.

On August 12, 2009, the Company issued 65,221 stock options to various employees and consultants under non-qualified stock option agreements under the Amended Plan. These options vested immediately and allowed for the purchase of 65,221 shares of common stock at an exercise price of $4.57 per share.  These options expire on August 11, 2019.

On August 13, 2009, pursuant to the terms of the Certificate of Designation of Preferences, Rights and Limitations of the Series D Preferred, the Conversion Price of the Series D Preferred was automatically reduced from $1.40 to $1.33 (“Adjustment”). The Adjustment caused the number of shares of Common Stock into which the 542.84 outstanding shares of Series D Preferred could be converted to increase from 3,877,386 to 4,081,445.  In addition, pursuant to the weighted-average anti-dilution provisions of the Series B Warrants and the Series C Warrants, the Adjustment caused the exercise price of the Series B Warrants to decrease from $6.79 to $6.73, the aggregate number of shares of Common Stock issuable upon exercise of the Series B Warrants to increase from 3,609,300 to 3,641,479, the exercise price of the Series C Warrants to decrease from $7.20 to $7.13 and the aggregate number of shares of Common Stock issuable upon exercise of the Series C Warrants to increase from 408,036 to 412,042. Certain other warrants issued prior to the Company’s initial public offering were also affected by the Adjustment causing their exercise price to decrease from $1.48 to $1.47 and the aggregate number of shares of Common Stock issuable to increase from 343,537 to 345,855.

On August 14, 2009, the Company issued 3,623 shares of common stock to a consultant of the Company under the Amended Plan.

On September 4, 2009, the Company issued 22,149 shares of common stock to a consultant of the Company under the Amended Plan.

On October 1, 2009, the Company issued 56,444 shares of common stock to several consultants of the Company under the Amended Plan.

On October 26, 2009, the SEC declared effective a registration statement of the Company registering up to 4,366,381 shares of common stock for resale from time to time by the selling stockholders named in the prospectus contained in the registration statement. This number represented 4,366,381 shares of common stock issuable upon the conversion or exercise of the securities issued in the Company’s February and March 2009 private placement. Of these 4,366,381 shares of common stock, up to 3,863,848 shares were issuable upon conversion of Series D Preferred and up to 502,533 shares were issuable upon exercise of the Series D Warrants. The Company would not receive any proceeds from the sale of the underlying shares of common stock, although to the extent the selling stockholders exercised warrants for the underlying shares of common stock, the Company would receive the exercise price of those warrants unless the warrant holder exercised the warrants using the cashless provision.  The registration statement was filed to satisfy registration rights that the Company had granted as part of the private placement. Since the securities are now convertible into common shares and freely tradable after conversion, the 40% reduction described above was eliminated when calculating fair market values of the Series D Warrants. Subsequent to the effectiveness of the registration statement and as of December 31, 2009, 13.4 Series D Preferred were converted into common stock and 71,429 Series D Warrants were exercised for common stock.

On November 10, 2009, the Company issued 17,712 shares of common stock to several consultants of the Company under the Amended Plan.

On November 13, 2009, the Conversion Price of the Series D Preferred automatically reduced from $1.33 to $1.28 (“Second Adjustment”). The Second Adjustment caused the number of shares of Common Stock into which the 470.25 outstanding shares of Series D Preferred could be converted to increase from 3,627,041 to 3,673,844. In addition, pursuant to the weighted-average anti-dilution provisions of the Series B Warrants and the Series C Warrants, the Second Adjustment caused the exercise price of the Series B Warrants to decrease from $6.73 to $6.68, the aggregate number of shares of Common Stock issuable upon exercise of the Series B Warrants to increase from 3,641,479 to 3,668,727, the exercise price of the Series C Warrants to decrease from $7.13 to $7.08 and the aggregate number of shares of Common Stock issuable upon exercise of the Series C Warrants to increase from 412,042 to 414,952. Certain other warrants issued prior to the Company’s initial public offering were also affected by the Second Adjustment causing their exercise price to decrease from $1.47 to $1.46 and the aggregate number of shares of Common Stock issuable to increase from 111,447 to 112,210.

On November 17, 2009, the Company issued 64,656 stock options to various employees and consultants under non-qualified stock option agreements under the Amended Plan. These options vested immediately and allowed for the purchase of 64,656 shares of common stock at an exercise price of $3.89 per share.  These options expire on November 16, 2019.

On December 1, 2009, the Company issued 24,064 shares of common stock to several consultants of the Company under the Amended Plan.

On December 31, 2009, the conversion price of the Company’s Series D Convertible Preferred Stock was reduced from $1.28 to $1.02. This reduction was the result of the Milestone Adjustment provided in the Certificate of Designation of Preferences, Rights and Limitations of the Series D Preferred.  This reduction caused the number of shares issuable upon conversion of the Series D Preferred to increase from 3,647,281 to 4,576,979 as of December 31, 2009. In addition, pursuant to the weighted-average anti-dilution provisions of the Series B Warrants and the Series C Warrants, this adjustment caused the exercise price of the Series B Warrants to decrease from $6.68 to $6.37, the aggregate number of shares of common stock issuable upon exercise of the Series B Warrants to increase from 3,668,727 to 3,847,276, the exercise price of the Series C Warrants to decrease from $7.08 to $6.76 and the aggregate number of shares of common stock issuable upon exercise of the Series C Warrants to increase from 414,952 to 434,596. Certain other warrants issued prior to the Company’s initial public offering were also adjusted pursuant to anti-dilution provisions contained in those warrants such that their per share exercise price reduced from $1.46 to $1.39. For these warrants issued prior to the Company’s initial public offering, the aggregate number of shares of Common Stock issuable increased from 112,210 to 117,861.

For the year ended December 31, 2009, the remaining 3,160,974 Series B Preferred Shares were converted into 4,693,530 shares of common stock as of September 16, 2009. At December 31, 2009, there were 0 outstanding Series B Preferred for which $0 in dividends were accrued.

For the year ended December 31, 2009, 75.99 Series D Preferred Shares were converted into 572,375 shares of common stock. At December 31, 2009, there were 466.85 outstanding Series D Preferred which are convertible into 4,576,979 shares of common stock.

Note 5. Income Taxes

As part of the process of preparing the Company’s financial statements, management is required to estimate income taxes in each of the jurisdictions in which it operates.  The Company accounts for income taxes using the guidance from the Codification on income taxes.  The Codification requires the use of the asset and liability method of accounting for income taxes.  Under this method, deferred taxes are determined by calculating the future tax consequences attributable to differences between the financial accounting and tax bases of existing assets and liabilities.  A valuation allowance is recorded against deferred tax assets when, in the opinion of management, it is more likely than not that the Company will not be able to realize the benefit from its deferred tax assets.

The Company files income tax returns, as prescribed by Federal tax laws and the tax laws of the state and local jurisdictions in which it operates.  The Company’s uncertain tax positions are related to tax years that remain subject to examination and are recognized in the financial statements when the recognition threshold and measurement attributes are met.  Interest and penalties related to unrecognized tax benefits are recorded as income tax expense.

The provision for income taxes charged to continuing operations is $0 for the years ended December 31, 2009, 2008, and 2007, respectively.

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2009	2008	2007
Deferred tax assets:
Operating loss carryforwards	$22,784,000	$18,383,000	$13,289,000
Tax credit carryforwards	2,149,000	1,772,000	737,000
Accrued expenses	4,226,000	3,102,000	2,765,000
Other	4,000	4,000	-
Total deferred tax assets	29,163,000	23,261,000	16,791,000

Deferred tax liabilities
Equipment	(32,000)	(83,000)	(61,000)

Net deferred tax asset	29,131,000	23,178,000	16,730,000
Valuation allowance	(29,131,000)	(23,178,000)	(16,730,000)
	$-	$-	$-

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to the pretax loss from continuing operations as a result of the following differences:

	2009	2008	2007
Tax at the U.S. statutory rate	$(4,570,000)	$(4,769,000)	$(9,474,000)

Stock option exercises	(56,000)	(20,000)	(363,000)

Valuation allowance	4,699,000	4,879,000	9,831,000

Other	(73,000)	(90,000)	6,000
	$-	$-	$-

At December 31, 2009, the Company has federal net operating loss carryforwards of approximately $57,366,000, which begin to expire if not utilized by 2023, and approximately $1,913,000 of tax credit carryforwards that begin to expire if not utilized by 2024.  The utilization of approximately $142,000 of the tax credit carryforwards is limited through 2011 as a result of ownership changes. The Company also has state net operating loss carryforwards of approximately $46,195,000, which begin to expire if not utilized by 2027, and state tax credit carryforwards of approximately $547,000, which begin to expire if not utilized by 2010.

The Company files a United States federal tax return, along with various state and local income tax returns. The federal, state and local tax returns for the years ended December 31, 2008, 2007 and 2006 are still open for examination.

The Company adheres to the Codification on income taxes which prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes.

The following presents a rollforward of the unrecognized tax benefits, and the associated interest and penalties:

	Unrecognized	Interest
	Tax Benefits	and Penalties
Balance at January 1, 2008	$230,000	$-
		-
Prior year tax positions	-	-
Current year tax positions	-	-
Deferred tax positions	24,000	-
Settlements with tax authorities	-	-
Expiration of the statute of limitations	-	-

Balance at December 31, 2008	254,000	-

Prior year tax positions	-	-
Current year tax positions	-	-
Deferred tax positions	57,000	-
Settlements with tax authorities	-	-
Expiration of the statute of limitations	-	-

Balance at December 31, 2009	$311,000	$-

The Company’s 2009 and 2008 New York State income tax returns include approximately $835,000 of refundable state incentive tax credits, which are based upon research and development activities, real estate tax payments, employee hires and equipment purchases.  At December 31, 2009, these refunds have not been received from the New York State tax authorities, and accordingly, no benefit has been recorded in the accompanying financial statements.  A refund of $283,000 was received during 2009 for incentive tax credits claimed on the 2007 New York State tax return.  Since there was no New York State tax liability, and because these tax credits represent a refund of research and development and property tax payments, the refund was applied against 2009 research and development and property tax expense.

Note 6. Other Balance Sheet Details

Available-For-Sale Cash Equivalents and Marketable Securities

Available-for-Sale Marketable Securities consist of the following:

	Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009 - Current Marketable Securities	$-	$-	$-	$-	$-

December 31, 2008 - Current Marketable Securities	$1,000,000	$9,488	$-	$-	$1,009,488

The Company considers investments with a maturity date of more than three months from the date of purchase to be short-term investments and has classified these securities as available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as accumulated other comprehensive income (loss) in stockholders’ equity. The cost of available-for-sale securities sold is determined based on the specific identification method. As a result of changes in market interest rates on investment, the Company recognized unrealized gains/ (losses) of $0, $0, and $4,165 for the years ending December 31, 2009, 2008, and 2007, respectively.

Note 7. Employee Benefit Plan

The Company maintains an active defined contribution retirement plan for its employees (the “Benefit Plan”). All employees satisfying certain service requirements are eligible to participate in the Benefit Plan. The Company makes cash contributions each payroll period up to specified percentages of employees’ contributions as approved by management. The Company’s contributions to the Benefit Plan were $102,577, $127,994 and $99,530 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The Company is also party to three agreements that require it to make milestone payments, royalties on net sales of the Company's products and payments on sublicense income received by the Company. As of December 31, 2009, $350,000 in milestone payments have been made under one of these agreements.  There are no milestone payments or royalties on net sales accrued for any of the three agreements as of December 31, 2009 and December 31, 2008.

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues for liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. For all periods presented, the Company is not a party to any pending material litigation or other material legal proceedings.

The Company currently has operating lease commitments in place for facilities in Buffalo, New York and Chicago, Illinois as well as office equipment. The Company recognizes rent expense on a straight-line basis over the term of the related operating leases. The operating lease expense recognized were $367,607, $332,584 and $218,635 for the years ended December 31, 2009, 2008 and 2007, respectively.

Annual future minimum lease payments under present lease commitments are as follows:

Operating Leases
2010	$343,657
2011	311,803
2012	144,375
2013	-
2014	-
$799,835

The Company has entered into stock option agreements with key employees, board members and consultants with exercise prices ranging from $0.66 to $17.00. These awards were approved by the Company’s Board of Directors. The options expire ten years from the date of grant except 18,000 options that expire on December 31, 2012, subject to the terms applicable in the agreement.

The following tables summarize the stock option activity for the years ended December 31, 2009 and 2008:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2007	1,011,740	$7.29
Granted	997,721	$3.16
Exercised	(42,534)	$1.04
Forfeited	(18,053)	$9.00
Outstanding at December 31, 2008	1,948,874	$6.17
Granted	787,932	$2.82
Exercised	(194,675)	$1.86
Forfeited	(25,124)	$5.52
Outstanding at December 31, 2009	2,517,007	$5.46

The number of options and weighted average exercise price of options fully vested and exercisable for the years ending December 31, 2009, 2008 and 2007 were 2,185,632, 1,597,837, and 646,930 options at $5.12, $5.52, and $6.89 respectively. A table showing the number of options outstanding and exercisable (fully vested) at December 31, 2009 appears below:

	Outstanding		Exercisable
Exercise Price	Number of Options	Weighted Average Years to Expiration	Number of Options
$0.66	92,558	5.50	92,558
$0.67	35,849	5.50	35,849
$1.90	238,015	9.27	139,015
$3.10	14,842	8.87	14,842
$3.33	140,000	9.49	140,000
$3.48	60,000	9.49	60,000
$3.89	64,656	9.88	64,656
$3.91	56,174	9.39	56,174
$3.98	24,986	8.54	24,986
$4.00	550,012	8.09	545,887
$4.18	40,000	8.27	40,000
$4.50	111,500	6.17	111,500
$4.57	65,221	9.62	65,221
$4.69	35,000	8.73	17,500
$4.81	1,000	8.20	1,000
$5.28	14,694	8.35	14,694
$5.33	140,000	8.33	140,000
$6.00	45,000	6.56	45,000
$8.00	160,000	8.01	80,000
$8.36	152,500	7.27	152,500
$8.82	20,000	7.22	20,000
$9.14	77,000	7.12	58,000
$9.40	140,000	7.45	140,000
$9.93	20,000	7.46	17,500
$10.00	117,000	7.93	87,750
$10.61	18,000	3.00	18,000
$10.84	3,000	7.48	3,000
$11.00	25,000	7.46	-
$14.00	25,000	7.46	-
$17.00	30,000	7.46	-
Total	2,517,007	8.02	2,185,632

The Company has entered into warrant agreements with strategic partners, consultants and investors with exercise prices ranging from $1.39 to $10.00. These awards were approved by the Company’s Board of Directors. The warrants expire between five and seven years from the date of grant, subject to the terms applicable in the agreement. A list of the total warrants awarded and exercised for the years ended December 31, 2009 and 2008 appears below:

	Number of	Weighhted Average	Number of Common Shares Exeriseable
	Warrants	Exercise Price	Into

Outstanding at December 31, 2007	3,453,268	$8.86	3,453,268
Granted	-	n/a	-
Exercised	-	n/a	-
Forfeited, Canceled	-	n/a	-
Outstanding at December 31, 2008	3,453,268	$8.86	3,453,268
Granted	4,265,122	$1.60	4,265,122
Exercise Price Adjustment	-	$(3.08)	1,756,772
Exercised	(761,717)	$1.52	(833,269)
Forfeited, Canceled	-	n/a	-
Outstanding at December 31, 2009	6,956,673	$3.71	8,641,893

The Company has entered into employment agreements with three key executives who, if terminated by the Company without cause as described in these agreements, would be entitled to severance pay.

The Company was awarded a $440,000 grant from the New York Empire State Certified Development Corporation. The award provides minimum employee levels required to receive the remainder of the award and contains provisions of recapture of monies paid if required employment levels are not maintained.

The Company is not currently a party to any pending legal actions. From time to time in the ordinary course of business, the Company may be subject to claims brought against it.

Note 9. Subsequent Events

As a result of the satisfaction of certain conditions contained in Section 8(a) of the Certificate of Designation of Preferences, Rights and Limitations of Series D Preferred, filed with the Secretary of State of Delaware on February 13, 2009, including that the closing sale price of the Company’s Common Stock on the NASDAQ Capital Market has exceeded 300% of the conversion price of the Series D Preferred ($1.02) for 20 consecutive trading days, on February 9, 2010, 466.85 shares of Series D Preferred, which represented all outstanding Series D Preferred, converted into 4,576,979 shares of common stock.

On February 25, 2010, the Company entered into a Securities Purchase Agreement with various accredited investors, pursuant to which the Company agreed to sell an aggregate of 1,538,462 shares of the Company’s common stock and warrants to purchase an aggregate of 1,015,385 shares of the Company’s common stock, for an aggregate purchase price of $5,000,000. The transaction closed on March 2, 2010. After related fees and expenses, the Company received net proceeds totaling approximately $4,500,000. The Company intends to use the proceeds of the private placement for working capital purposes.

The common stock was sold at a price of $3.25 per share, and the warrants had an exercise price of $4.50 per share, subject to future adjustment for various events, such as stock splits or dilutive issuances. The warrants are exercisable commencing six months following issuance and expire on March 2, 2015.

For its services as placement agent, Rodman & Renshaw, LLC received gross cash compensation in the amount of approximately $350,000, and it and its designees collectively received warrants to purchase 123,077 shares of common stock.

The common stock and the shares of common stock underlying the warrants issued to the purchasers and Rodman and Renshaw have not been and will not be registered under the Securities Act of 1933.

Immediately after the completion of this transaction, pursuant to weighted-average anti-dilution provisions:

•
the exercise price of the  Series B Warrants reduced from $6.37 to $5.99, and the aggregate number of shares of common stock issuable upon exercise of the Series B Warrants increased from 3,847,276 to 4,091,345; and

•
the exercise price of the Series C Warrants reduced from $6.76 to $6.35, and the aggregate number of shares of common stock issuable upon exercise of the Series C Warrants will increase from 434,596 to 462,654.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A: Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B: Other Information

On March 18, 2010, the Company filed with the Secretary of State for the State of Delaware Certificates of Elimination with respect to each of the Company’s previously issued Series A Participating Convertible Preferred Stock, Series B Convertible Preferred Stock and Series D Convertible Preferred Stock, each of which have converted into common stock and of which no further issuance shall be made. The Company also filed with the Secretary of State for the State of Delaware a Restated Certificate of Incorporation, which only restates and integrates, and does not further amend, the provisions of the Company’s Certificate of Incorporation.

The Restated Certificate of Incorporation was filed pursuant to Section 245 of the General Corporation Law of Delaware and is attached hereto as Exhibit 3.1.

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

Report of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2009 and 2008
Statements of Operations for years ended December 31, 2009, 2008, and 2007
Statements of Stockholders’ Equity for period from January 1, 2007 to December 31, 2009
Statements of Cash Flows for years ended December 31, 2009, 2008, and 2007
Notes to Financial Statements

(b) The following exhibits are incorporated herein by reference or attached hereto.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on March 18, 2010

3.2	Second Amended and Restated By-Laws*******

4.1	Form of Specimen Common Stock Certificate*

4.2	Form of Warrants issued to designees of Sunrise Securities Corp., dated March 2005*

4.3	Form of Warrants issued to underwriters***

4.4	Warrant to Purchase Common Stock issued to ChemBridge Corporation, dated April 27, 2004*

4.5	Form of Series B Warrant ******

4.6	Form of Series C Warrant ******

4.7	Form of Common Stock Purchase Warrant (Series D Transaction).†

4.8	Form of Common Stock Purchase Warrant (Private Placement closed on March 2, 2010). ††††††

10.1	Restricted Stock Agreement between Cleveland BioLabs, Inc. and Michael Fonstein, dated as of July 5, 2003*

10.2	Restricted Stock Agreement between Cleveland BioLabs, Inc. and Yakov Kogan, dated as of July 5, 2003*

10.3	Restricted Stock Agreement between Cleveland BioLabs, Inc. and Andrei Gudkov, dated as of July 5, 2003*

10.4	Library Access Agreement by and between ChemBridge Corporation and Cleveland BioLabs, Inc., effective as of April 27, 2004*

10.5	Restricted Stock and Investor Rights Agreement between Cleveland BioLabs, Inc. and ChemBridge Corporation, dated as of April 27, 2004*

10.6	Common Stockholders Agreement by and among Cleveland BioLabs, Inc. and the stockholders named therein, dated as of July 1, 2004*

10.7	Exclusive License Agreement by and between The Cleveland Clinic Foundation and Cleveland BioLabs, Inc., effective as of July 1, 2004*

10.8	Employment Agreement by and between Cleveland BioLabs, Inc. and Dr. Michael Fonstein, dated August 1, 2004*

10.9	Employment Agreement by and between Cleveland BioLabs, Inc. and Dr. Yakov Kogan, dated August 1, 2004*

10.10	Consulting Agreement between Cleveland BioLabs, Inc. and Dr. Andrei Gudkov, dated August 1, 2004*

10.11
Cooperative Research and Development Agreement by and between the Uniformed Services University of the Health Sciences, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., the Cleveland Clinic Foundation, and Cleveland BioLabs, Inc., dated as of August 1, 2004**

10.12	Employment Agreement by and between Cleveland BioLabs, Inc. and Dr. Farrel Fort, dated June 1, 2005*

10.13	Amendment to Employment Agreement by and between Cleveland BioLabs, Inc. and Dr. Farrel Fort, dated September 30, 2005*

10.14	Amendment to Consulting Agreement between Cleveland BioLabs, Inc. and Dr. Andrei Gudkov, dated as of January 23, 2006*

10.15	Amendment to Restricted Stock Agreement between Cleveland BioLabs, Inc. and Michael Fonstein, dated as of January 23, 2006*

10.16	Amendment to Restricted Stock Agreement between Cleveland BioLabs, Inc. and Yakov Kogan, dated as of January 23, 2006*

10.17	Amendment to Restricted Stock Agreement between Cleveland BioLabs, Inc. and Andrei Gudkov, dated as of January 23, 2006*

10.18	Amendment to Common Stockholders Agreement by and among Cleveland BioLabs, Inc. and the parties thereto, dated as of January 26, 2006*

10.19	Cleveland BioLabs, Inc. 2006 Equity Incentive Plan***

10.20	Cleveland BioLabs, Inc. Equity Incentive Plan††

10.21	Process Development and Manufacturing Agreement between Cleveland BioLabs, Inc. and SynCo Bio Partners B.V., effective as of August 31, 2006****

10.22	Sponsored Research Agreement between Cleveland BioLabs, Inc. and Roswell Park Cancer Institute Corporation, effective as of January 12, 2007*****

10.23	Securities Purchase Agreement, dated March 16, 2007******

10.24	Registration Rights Agreement, dated March 16, 2007******

10.25	Amendment to Employment Agreement by and between Cleveland BioLabs, Inc. and Dr. Michael Fonstein, dated as of December 31, 2008.

10.26	Amendment to Employment Agreement by and between Cleveland BioLabs, Inc. and Dr. Yakov Kogan, dated as of December 31, 2008.

10.27	Form of Securities Purchase Agreement. †

10.28	Form of Registration Rights Agreement.†

10.29	Form of Voting Agreement.†

10.30	Amendment and Waiver Agreement, dated March 20, 2009.†

10.31	Form of Amendment and Reaffirmation Agreement.†

10.32	License Agreement between Cleveland BioLabs, Inc. and Zhejiang Hisun Pharmaceutical Co., Ltd., dated September 3, 2009. †††

10.33	Participation Agreement, dated December 30, 2009, by and between Cleveland BioLabs, Inc. and Bioprocess Capital Partners, LLC. ††††

10.34	Form of Securities Purchase Agreement dated February 25, 2010. †††††

23.1	Consent of Meaden & Moore, Ltd.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael Fonstein

31.2	Rule 13a-14(a)/15d-14(a) Certification of John A. Marhofer, Jr.

32.1	Section 1350 Certification.

*	Incorporated by reference to Amendment No. 1 to Registration Statement on Form SB-2 as filed on April 25, 2006 (File No. 333-131918).

**	Incorporated by reference to Amendment No. 2 to Registration Statement on Form SB-2 as filed on May 31, 2006 (File No. 333-131918).

***	Incorporated by reference to Amendment No. 3 to Registration Statement on Form SB-2 as filed on July 10, 2006 (File No. 333-131918).

****	Incorporated by reference to Form 8-K as filed on October 25, 2006.

*****	Incorporated by reference to Form 8-K as filed on January 12, 2007.

******	Incorporated by reference to Form 8-K as filed on March 19, 2007.

*******	Incorporated by reference to Form 8-K as filed on December 5, 2007.

†	Incorporated by reference to Form 8-K as filed on March 30, 2009.

††	Incorporated by reference to Proxy Statement on Schedule 14A as filed on April 1, 2008.

†††	Incorporated by reference to Form 8-K as filed on September 3, 2009.

††††	Incorporated by reference to Form 8-K as filed on December 30, 2009.

†††††	Incorporated by reference to Form 8-K as filed on February 25, 2010.

††††††	Incorporated by reference to Form 8-K/A as filed on February 26, 2010.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated: March 22, 2010	By:	/s/ MICHAEL FONSTEIN
Michael Fonstein
Chief Executive Officer

CLEVELAND BIOLABS, INC.

Dated: March 22, 2010	By:	/s/ JOHN A. MARHOFER, JR.
John A. Marhofer, Jr.
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/ S / Michael Fonstein	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 22, 2010
Michael Fonstein

/ S / John A. Marhofer, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2010
John A. Marhofer, Jr.

/ S / James Antal	Director	March 22, 2010
James Antal

/ S / Paul DiCorleto	Director	March 22, 2010
Paul DiCorleto

/ S / Andrei Gudkov	Chief Scientific Officer, and Director	March 22, 2010
Andrei Gudkov

/ S / Bernard L. Kasten	Director	March 22, 2010
Bernard L. Kasten

/ S / Yakov Kogan	Chief Operating Officer, Secretary, and Director	March 22, 2010
Yakov Kogan

/ S / H. Daniel Perez	Director	March 22, 2010
H. Daniel Perez

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on March 18, 2010

3.2	Second Amended and Restated By-Laws*******

4.1	Form of Specimen Common Stock Certificate*

4.2	Form of Warrants issued to designees of Sunrise Securities Corp., dated March 2005*

4.3	Form of Warrants issued to underwriters***

4.4	Warrant to Purchase Common Stock issued to ChemBridge Corporation, dated April 27, 2004*

4.5	Form of Series B Warrant ******

4.6	Form of Series C Warrant ******

4.7	Form of Common Stock Purchase Warrant (Series D Transaction).†

4.8	Form of Common Stock Purchase Warrant (Private Placement closed on March 2, 2010). ††††††

10.1	Restricted Stock Agreement between Cleveland BioLabs, Inc. and Michael Fonstein, dated as of July 5, 2003*

10.2	Restricted Stock Agreement between Cleveland BioLabs, Inc. and Yakov Kogan, dated as of July 5, 2003*

10.3	Restricted Stock Agreement between Cleveland BioLabs, Inc. and Andrei Gudkov, dated as of July 5, 2003*

10.4	Library Access Agreement by and between ChemBridge Corporation and Cleveland BioLabs, Inc., effective as of April 27, 2004*

10.5	Restricted Stock and Investor Rights Agreement between Cleveland BioLabs, Inc. and ChemBridge Corporation, dated as of April 27, 2004*

10.6	Common Stockholders Agreement by and among Cleveland BioLabs, Inc. and the stockholders named therein, dated as of July 1, 2004*

10.7	Exclusive License Agreement by and between The Cleveland Clinic Foundation and Cleveland BioLabs, Inc., effective as of July 1, 2004*

10.8	Employment Agreement by and between Cleveland BioLabs, Inc. and Dr. Michael Fonstein, dated August 1, 2004*

10.9	Employment Agreement by and between Cleveland BioLabs, Inc. and Dr. Yakov Kogan, dated August 1, 2004*

10.10	Consulting Agreement between Cleveland BioLabs, Inc. and Dr. Andrei Gudkov, dated August 1, 2004*

10.11
Cooperative Research and Development Agreement by and between the Uniformed Services University of the Health Sciences, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., the Cleveland Clinic Foundation, and Cleveland BioLabs, Inc., dated as of August 1, 2004**

10.12	Employment Agreement by and between Cleveland BioLabs, Inc. and Dr. Farrel Fort, dated June 1, 2005*

10.13	Amendment to Employment Agreement by and between Cleveland BioLabs, Inc. and Dr. Farrel Fort, dated September 30, 2005*

10.14	Amendment to Consulting Agreement between Cleveland BioLabs, Inc. and Dr. Andrei Gudkov, dated as of January 23, 2006*

10.15	Amendment to Restricted Stock Agreement between Cleveland BioLabs, Inc. and Michael Fonstein, dated as of January 23, 2006*

10.16	Amendment to Restricted Stock Agreement between Cleveland BioLabs, Inc. and Yakov Kogan, dated as of January 23, 2006*

10.17	Amendment to Restricted Stock Agreement between Cleveland BioLabs, Inc. and Andrei Gudkov, dated as of January 23, 2006*

10.18	Amendment to Common Stockholders Agreement by and among Cleveland BioLabs, Inc. and the parties thereto, dated as of January 26, 2006*

10.19	Cleveland BioLabs, Inc. 2006 Equity Incentive Plan***

10.20	Cleveland BioLabs, Inc. Equity Incentive Plan††

10.21	Process Development and Manufacturing Agreement between Cleveland BioLabs, Inc. and SynCo Bio Partners B.V., effective as of August 31, 2006****

10.22	Sponsored Research Agreement between Cleveland BioLabs, Inc. and Roswell Park Cancer Institute Corporation, effective as of January 12, 2007*****

10.23	Securities Purchase Agreement, dated March 16, 2007******

10.24	Registration Rights Agreement, dated March 16, 2007******

10.25	Amendment to Employment Agreement by and between Cleveland BioLabs, Inc. and Dr. Michael Fonstein, dated as of December 31, 2008.

10.26	Amendment to Employment Agreement by and between Cleveland BioLabs, Inc. and Dr. Yakov Kogan, dated as of December 31, 2008.

10.27	Form of Securities Purchase Agreement. †

10.28	Form of Registration Rights Agreement.†

10.29	Form of Voting Agreement.†

10.30	Amendment and Waiver Agreement, dated March 20, 2009.†

10.31	Form of Amendment and Reaffirmation Agreement.†

10.32	License Agreement between Cleveland BioLabs, Inc. and Zhejiang Hisun Pharmaceutical Co., Ltd., dated September 3, 2009. †††

10.33	Participation Agreement, dated December 30, 2009, by and between Cleveland BioLabs, Inc. and Bioprocess Capital Partners, LLC. ††††

10.34	Form of Securities Purchase Agreement dated February 25, 2010. †††††

23.1	Consent of Meaden & Moore, Ltd.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael Fonstein

31.2	Rule 13a-14(a)/15d-14(a) Certification of John A. Marhofer, Jr.

32.1	Section 1350 Certification.

*	Incorporated by reference to Amendment No. 1 to Registration Statement on Form SB-2 as filed on April 25, 2006 (File No. 333-131918).

**	Incorporated by reference to Amendment No. 2 to Registration Statement on Form SB-2 as filed on May 31, 2006 (File No. 333-131918).

***	Incorporated by reference to Amendment No. 3 to Registration Statement on Form SB-2 as filed on July 10, 2006 (File No. 333-131918).

****	Incorporated by reference to Form 8-K as filed on October 25, 2006.

*****	Incorporated by reference to Form 8-K as filed on January 12, 2007.

******	Incorporated by reference to Form 8-K as filed on March 19, 2007.

*******	Incorporated by reference to Form 8-K as filed on December 5, 2007.

†	Incorporated by reference to Form 8-K as filed on March 30, 2009.

††	Incorporated by reference to Proxy Statement on Schedule 14A as filed on April 1, 2008.

†††	Incorporated by reference to Form 8-K as filed on September 3, 2009.

††††	Incorporated by reference to Form 8-K as filed on December 30, 2009.

†††††	Incorporated by reference to Form 8-K as filed on February 25, 2010.

††††††	Incorporated by reference to Form 8-K/A as filed on February 26, 2010.