Form 10-Q
period 2010-03-31
CLEVELAND BIOLABS INC
filed 2010-05-14
CIK 1318641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 10, 2010, there were 26,693,403 shares outstanding of registrant's common stock, par value $0.005 per share.

CLEVELAND BIOLABS INC
10-Q
5/14/2010

In this report, “Cleveland BioLabs,” “CBLI,” “we,” “us” and “our” refer to Cleveland BioLabs, Inc. Our common stock, par value $0.005 per share is referred to as “common stock.”

CLEVELAND BIOLABS, INC.

BALANCE SHEETS

March 31, 2010 (unaudited) and December 31, 2009

	March 31
	2010	December 31
	(unaudited)	2009
ASSETS

CURRENT ASSETS
Cash and equivalents	$5,214,287	$963,100
Accounts receivable:
Trade	2,713,499	3,391,347
Other current assets	495,355	381,030
Total current assets	8,423,141	4,735,477

EQUIPMENT
Computer equipment	328,238	323,961
Lab equipment	1,300,427	1,159,478
Furniture	376,882	376,882
	2,005,547	1,860,321
Less accumulated depreciation	1,093,715	995,408
	911,832	864,913

OTHER ASSETS
Intellectual property	963,464	929,976
Deposits	23,482	23,482
	986,946	953,458

TOTAL ASSETS	$10,321,919	$6,553,848

See accompanying notes

CLEVELAND BIOLABS, INC.

BALANCE SHEETS

March 31, 2010 (unaudited) and December 31, 2009

	March 31
	2010	December 31
	(unaudited)	2009
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$859,347	$1,208,632
Deferred revenue	2,325,472	2,329,616
Accrued expenses	1,400,348	1,405,715
Accrued warrant liability	13,025,477	8,410,379
Total current liabilities	17,610,644	13,354,342

STOCKHOLDERS' EQUITY
Preferred stock, $.005 par value
Authorized - 10,000,000 shares at March 31, 2010 and December 31, 2009
Series D convertible preferred stock, Issued and outstanding 0 and 466.85 shares at March 31, 2010 and December 31, 2009, respectively	-	2
Common stock, $.005 par value
Authorized - 80,000,000 shares at March 31, 2010 and December 31, 2009, respectively
Issued and outstanding 26,655,230 and 20,203,508 shares at March 31, 2010 and December 31, 2009, respectively	133,276	101,018
Additional paid-in capital	65,629,942	62,786,418
Accumulated deficit	(73,051,943)	(69,687,932)
Total stockholders' equity	(7,288,725)	(6,800,494)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,321,919	$6,553,848

See accompanying notes

CLEVELAND BIOLABS, INC.

STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2010 and 2009 (unaudited)

	Three Months Ended
	March 31	March 31
	2010	2009
	(unaudited)	(unaudited)
REVENUE
Grant and Contract	$4,170,348	$2,309,731
	4,170,348	2,309,731

OPERATING EXPENSES
Research and development	3,697,780	2,502,881
Selling, general and administrative	1,929,501	1,121,890
Total operating expenses	5,627,281	3,624,771

LOSS FROM OPERATIONS	(1,456,933)	(1,315,040)

OTHER INCOME
Interest income	5,773	5,308
Sublease revenue	50,225	4,505
Total other income	55,998	9,813

OTHER EXPENSE
Warrant issuance costs	231,980	266,970
Interest expense	-	1,960
Change in value of warrant liability	1,731,096	1,384,772
	1,963,076	1,653,702

NET LOSS	(3,364,011)	(2,958,929)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	-	(268,979)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(3,364,011)	$(3,227,908)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE OF COMMON STOCK - BASIC AND DILUTED	$(0.14)	$(0.24)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN CALCULATING NET LOSS PER SHARE, BASIC AND DILUTED	23,512,617	13,607,114

See accompanying notes

CLEVELAND BIOLABS, INC.

STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

	March 31	March 31
	2010	2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,364,011)	$(2,958,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	98,307	91,599
Amortization	2,417	-
Noncash salaries and consulting expense	936,690	274,101
Warrant issuance costs	231,980	266,970
Change in value of warrant liability	1,731,096	1,384,772
Loss on abandoned patents	-	23,984
Changes in operating assets and liabilities:
Accounts receivable - trade	677,848	(495,470)
Accounts receivable - interest	-	9,488
Other current assets	(114,326)	296,942
Accounts payable	(349,285)	(123,812)
Deferred revenue	(4,144)	18,174
Accrued expenses	(5,366)	(175,908)
Total adjustments	3,205,217	1,570,840

Net cash used in operating activities	(158,794)	(1,388,089)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of short-term investments	-	1,000,000
Purchase of equipment	(145,225)	(35,525)
Costs of patents pending	(35,905)	(39,402)
Net cash (used in) provided by investing activities	(181,130)	925,073

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock	-	5,428,307
Financing costs on preferred stock	-	(720,175)
Issuance of common stock	5,000,002	-
Cash financing costs on common stock	(350,632)	-
Cash warrant issuance costs	(140,697)	(266,970)
Dividends	-	(549,766)
Exercise of stock options	52,837	6,788
Exercise of warrants	29,601	-
Net cash provided by financing activities	4,591,111	3,898,184

INCREASE IN CASH AND EQUIVALENTS	4,251,187	3,435,168

CASH AND EQUIVALENTS AT BEGINNING OF	963,100	299,849
PERIOD

CASH AND EQUIVALENTS AT END OF PERIOD	$5,214,287	$3,735,017

See accompanying notes

CLEVELAND BIOLABS, INC.

STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

	March 31	March 31
	2010	2009
	(unaudited)	(unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$1,960
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of noncash financing activities:
Issuance of stock options to employees, consultants, and independent board members	$330,246	$101,563
Recapture of expense for nonvested options forfeited	$(38,787)	$(37,878)
Issuance of shares to consultants and employees	$641,898	$202,083
Amortization of restricted shares to be issued to employees and consultants	$3,333	$8,333
Conversion of warrant liability to equity due to exercise of warrants	$64,615	$-
Noncash financing costs on common stock offering	$227,486	$-
Noncash warrant issuance costs	$91,283	$-
Conversion of preferred stock to common stock	$1,454,540	$2,172,605
Accrual of Series B preferred stock dividends	$-	$268,979

Period From January 1, 2009 to December 31, 2009 and to
March 31, 2010 (unaudited)

	Stockholders' Equity

	Common Stock

	Shares	Amount

Balance at January 1, 2009	13,775,805	$68,879

Issuance of options	-	-
Issuance of restricted shares	291,532	1,458
Recapture of expense for nonvested options forfeited	-	-
Restricted stock awards		-
Exercise of options	194,675	973
Conversion of Series B Preferred Shares to Common	4,693,530	23,468
Dividends on Series B Preferred shares	-	-
Issuance of shares - Series D financing	-	-
Allocation of financing proceeds to fair value of Series D warrants	-	-
Fees associated with Series D Preferred offering	-	-
Conversion of Series D Preferred Shares to Common	572,353	2,862
Exercise of warrants	675,613	3,378
Net Loss	-	-
Balance at December 31, 2009	20,203,508	$101,018

Issuance of options	-	-
Issuance of shares	190,062	950
Recapture of expense for nonvested options forfeited	-	-
Restricted stock awards	-	-
Exercise of options	40,862	204
Issuance of shares - February 2010 financing	1,538,462	7,692
Allocation of financing proceeds to fair value of warrants	-	-
Fees associated with February 2010 offering	-	-
Conversion of Series D Preferred Shares to Common	4,576,979	22,885
Exercise of warrants	105,357	527
Net Loss	-	-
Balance at March 31, 2010	26,655,230	$133,276

CLEVELAND BIOLABS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Period From January 1, 2009 to December 31, 2009 and to
March 31, 2010 (unaudited)

Stockholders' Equity

Preferred Stock

	Series B	Amount	Series D	Amount

Balance at January 1, 2009	3,160,974	$15,805	-	$-

Issuance of options	-	-	-	-
Issuance of restricted shares	-	-	-	-
Recapture of expense for nonvested options forfeited	-	-	-	-
Restricted stock awards	-	-	-	-
Exercise of options	-	-	-	-
Conversion of Series B Preferred Shares to Common	(3,160,974)	(15,805)	-	-
Dividends on Series B Preferred shares	-	-	-	-
Issuance of shares - Series D financing	-	-	543	3
Allocation of financing proceeds to fair value of Series D warrants	-	-	-	-
Fees associated with Series D Preferred offering	-	-	-	-
Conversion of Series D Preferred Shares to Common			(76)	(1)
Exercise of warrants
Net Loss	-	-	-	-
Balance at December 31, 2009	-	$-	467	$2

Issuance of options	-	-	-	-
Issuance of shares	-	-	-	-
Recapture of expense for nonvested options forfeited	-	-	-	-
Restricted stock awards	-	-	-	-
Exercise of options	-	-	-	-
Issuance of shares - February 2010 financing	-	-	-	-
Allocation of financing proceeds to fair value of warrants	-	-	-	-
Fees associated with February 2010 offering	-	-	-	-
Conversion of Series D Preferred Shares to Common			(467)	(2)
Exercise of warrants
Net Loss	-	-	-	-
Balance at March 31, 2010	-	$-	-	$-

CLEVELAND BIOLABS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Period From January 1, 2009 to December 31, 2009 and to
March 31, 2010 (unaudited)

	Stockholders' Equity

	Additional	Other			Comprehensive
	Paid-in	Comprehensive	Accumulated		Income
	Capital	Income/(Loss)	Deficit	Total	(Loss)

Balance at January 1, 2009	$56,699,750	$-	$(56,246,172)	$538,261

Issuance of options	1,784,240	-	-	1,784,240
Issuance of restricted shares	991,612	-	-	993,070
Recapture of expense for nonvested options forfeited	(50,197)	-	-	(50,197)
Restricted stock awards	33,333	-	-	33,333
Exercise of options	361,884	-	-	362,857
Conversion of Series B Preferred Shares to Common	(7,663)	-	-	-
Dividends on Series B Preferred shares	-	-	(615,351)	(615,351)
Issuance of shares - Series D financing	5,428,304	-	-	5,428,307
Allocation of financing proceeds to fair value of Series D warrants	(3,016,834)			(3,016,834)
Fees associated with Series D Preferred offering	(720,175)	-	-	(720,175)
Conversion of Series D Preferred Shares to Common	(2,861)			-
Exercise of warrants	1,285,026			1,288,404
Net Loss	-	-	(12,826,409)	(12,826,409)	$(12,826,409)
Balance at December 31, 2009	$62,786,418	$-	$(69,687,932)	$(6,800,494)

Issuance of options	330,246	-	-	330,246
Issuance of shares	640,948	-	-	641,898
Recapture of expense for nonvested options forfeited	(38,787)	-	-	(38,787)
Restricted stock awards	3,333	-	-	3,333
Exercise of options	52,633	-	-	52,837
Issuance of shares - February 2010 financing	4,992,310	-	-	5,000,002
Allocation of financing proceeds to fair value of warrants	(2,629,847)			(2,629,847)
Fees associated with February 2010 offering	(578,118)	-	-	(578,118)
Conversion of Series D Preferred Shares to Common	(22,883)			-
Exercise of warrants	93,689			94,216
Net Loss	-	-	(3,364,011)	(3,364,011)	$(3,364,011)
Balance at March 31, 2010	$65,629,942	$-	$(73,051,943)	$(7,288,725)

See accompanying notes

CLEVELAND BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization

Cleveland BioLabs, Inc. (“CBLI” or “Company”) is a biotechnology company focused on developing biodefense, tissue protection and cancer treatment drugs based on the concept of modulation of cell death for therapeutic benefit. The Company was incorporated under the laws of the State of Delaware on June 5, 2003 and is headquartered in Buffalo, New York.

The Company’s financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations which raises a question about its ability to continue as a going concern.  The Company sustained a net loss of $3,364,011 for the three months ended March 31, 2010 and $12,826,409 for the fiscal year ended December 31, 2009.

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

Note 2. Summary of Significant Accounting Policies

A.
Basis of Presentation - The information at March 31, 2010 and for the three months ended March 31, 2010 and March 31, 2009, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with CBLI’s audited financial statements for the year ended December 31, 2009, which were contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

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

D.
Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements and according to terms of government contracts and grants, which generally require payment within 30 days. Management estimates an allowance for doubtful accounts which is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections. There is no allowance for doubtful accounts as of March 31, 2010 and December 31, 2009.

E.
Equipment - Equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally five years) using the straight-line method. Leasehold improvements are depreciated on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Major expenditures for renewals and betterments are capitalized and depreciated. Depreciation expense was $98,307 and $91,599 for the three months ended March 31, 2010 and 2009, respectively.

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

G.
Intellectual Property - The Company capitalizes the costs associated with the preparation, filing, and maintenance of patent applications relating to intellectual property. If the patent applications are approved, costs paid by the Company associated with the preparation, filing, and maintenance of the patents will be amortized on a straight-line basis over the shorter of 20 years from the initial application date or the anticipated useful life of the patent. If the patent application is not approved, the costs associated the patent application will be expensed as part of selling, general and administrative expenses at that time. Capitalized intellectual property is reviewed annually for impairment.

A portion of this intellectual property is owned by the Cleveland Clinic Foundation (“CCF”) and granted to the Company through an exclusive licensing agreement. As part of the licensing agreement, CBLI agrees to bear the costs associated with the preparation, filing and maintenance of patent applications relating to this intellectual property. Gross capitalized patents and patents pending costs were $711,538 and $688,355 for ten patent applications as of March 31, 2010 and December 31, 2009, respectively. One of the CCF patent applications was approved by several nations and is being amortized on a straight-line basis over the weighted average estimated remaining life of approximately fifteen years. The remainder of the CCF patent applications are still pending approval. The Company recognized $2,417, and $0 in amortization expense for the three months ended March 31, 2010 and 2009, respectively.

The Company also has submitted patent applications as a result of intellectual property exclusively developed and owned by the Company. Gross capitalized patents pending costs were $210,034 and $199,371 for four patent applications as of March 31, 2010 and December 31, 2009, respectively. The patent applications are still pending approval.

The Company has also submitted two patent applications as a result of the collaborative research agreement with the Roswell Park Cancer Institute (“RPCI”).  As part of this collaborative agreement, CBLI agrees to bear the costs associated with the preparation, filing and maintenance of patent applications related to the intellectual property being developed.  Gross capitalized patents pending costs were $10,399 and $8,340 for two patent applications as of March 31, 2010 and December 31, 2009, respectively. The patent applications are still pending approval.

The Company has also submitted one patent application as a result of the collaborative research agreement with the ChemBridge Corporation (“ChemBridge”).  As part of this collaborative agreement, CBLI agrees to bear the costs associated with the preparation, filing and maintenance of patent applications related to the intellectual property being developed.  Gross capitalized patents pending costs were $38,484 for this patent application as of March 31, 2010 and December 31, 2009. The patent applications are still pending approval.

Below is a summary of the major identifiable intangible assets and weighted average amortization periods for each identifiable asset:

	As of March 31, 2010
				Weighted
				Average
		Accumulated	Net Intangible	Amortization
Intangible Assets	Cost	Amortization	Asset	Period (Years)
Patents	$150,888	$6,991	$143,897	14.7
Patent Applications	819,567	-	819,567	n.a.
	$970,455	$6,991	$963,464

The estimated amortization expense for the next five years for approved patents is as follows:

2010	$9,801
2011	$9,801
2012	$9,801
2013	$9,801
2014	$9,801

H.
Line of Credit - The Company has a working capital line of credit that is fully secured by cash equivalents and short-term investments. This fully-secured, working capital line of credit carries an interest rate of prime minus 1%, a borrowing limit of $600,000, and expires on May 31, 2010. At March 31, 2010 and December 31, 2009, there were no outstanding borrowings under this credit facility.

I.
Accrued Warrant Liability – The Company issued warrants as part of the Series D Private Placement (as defined in Note 3) and as part of the 2010 Common Stock Equity Offering (as defined in Note 3). The warrants are accounted for as derivative instruments in accordance with the FASB Accounting Standards Codification on derivatives and hedging as the warrants are not indexed to the Company’s stock and as the warrants contain a cashless exercise provision.  The warrants are initially recorded as accrued warrant liabilities based on their fair values on the date of issuance. Subsequent changes in the value of the warrants are shown in the statement of operations as “Change in value of warrant liability.”

The Series D Private Placement warrants carry a seven-year term and are exercisable for common shares of the Company at $1.60 per share.  The Company has a balance in accrued warrant liability of $10,725,784 and $8,410,379 at March 31, 2010 and December 31, 2009 for these warrants, respectively.

The 2010 Common Stock Equity Offering warrants carry a five-year term and are exercisable six months after the grant date for common shares of the Company at $4.50 per share.  The Company has a balance in accrued warrant liability of $2,299,693 and $0 at March 31, 2010 and December 31, 2009 for these warrants, respectively.

J.
Fair Value of Financial Instruments - Financial instruments, including cash and equivalents, accounts receivable, notes receivable, accounts payable and accrued liabilities, are carried at net realizable value.

The Company values its financial instruments in accordance with the FASB Accounting Standards Codification on fair value measurements and disclosures which establishes a hierarchy for the inputs used to measure fair value.  The fair value hierarchy prioritizes the valuation inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring a company to develop its own assumptions.  The Company does not have any significant assets or liabilities measured at fair value using Level 1 or Level 2 inputs as of March 31, 2010 and December 31, 2009.

The Company carries its Series D Private Placement warrants at fair value totaling $10,725,784 and $8,410,379 as of March 31, 2010 and December 31, 2009, respectively.  The Company carries its 2010 Common Stock Equity Offering warrants at fair value totaling $2,299,693 and $0 as of March 31, 2010 and December 31, 2009, respectively.  The Company used Level 3 inputs for valuation of the warrants, and their fair values were determined using the Black-Scholes option pricing model based on the following assumptions:

	Preferred D Warrant	2010 Offering Warrant
	Value at	Value at
	March 31, 2010	March 31, 2010

Stock price	$3.56	$3.56
Exercise price	$1.60	$4.50
Term in years	2.99	2.67
Volatility	100.87%	104.53%
Annual rate of quarterly dividends	-	-
Discount rate- bond equivalent yield	1.60%	1.41%

	Fair Value	Fair Value Measurements at
	As of	March 31, 2010
	March 31, 2010	Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Series D Preferred Warrant liability	$10,725,784			$10,725,784
2010 Offering Warrant liability	$2,299,693			$2,299,693

Total	$13,025,477			$13,025,477

At March 31, 2010 the assumption for term in years used to value the Series D Private Placement warrants was changed based on an analysis of warrant exercise activity for the twelve months since issuance. At the time the warrants were issued, an expected term of two years was established based on the expectation that the warrants would be exercised earlier in their term as the warrants were immediately exercisable at a price below the market price of the stock.  At March 31, 2010, the Company determined that the safe harbor method for determination of the expected term assumption was more appropriate based on the limited exercise experience to date.  The safe harbor method calculates the expected term as one half of the remaining term of the warrants.

The Company recognized a fair value measurement loss of $2,380,019 and $1,384,772 on the Series D Private Placement warrants for the three months ended March 31, 2010 and March 31, 2009, respectively.  The Company recognized a fair value measurement gain of $648,923 and $0 on the 2010 Common Stock Equity Offering warrants for the three months ended March 31, 2010 and March 31, 2009, respectively.  In total, the Company recognized a fair value measurement loss of $1,731,096 and $1,384,772 for the three months ended March 31, 2010 and March 31, 2009, respectively.

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

For the three months ended March 31, 2010, the Company recognized $4,144 as revenue resulting in a balance of deferred revenue of $2,325,472 at March 31, 2010. At December 31, 2009, the balance in deferred revenue was $2,329,616.

N.
Research and Development – Research and development expenses consist primarily of costs associated with salaries and related expenses for personnel, costs of materials used in research and development, costs of facilities and costs incurred in connection with third-party collaboration efforts. Expenditures relating to research and development are expensed as incurred.

O.
Equity Incentive Plan - On May 26, 2006, the Company's Board of Directors adopted the 2006 Equity Incentive Plan (“Plan”) to attract and retain persons eligible to participate in the Plan, motivate participants to achieve long-term Company goals, and further align participants' interests with those of the Company's other stockholders. The Plan was to expire on May 26, 2016 and the aggregate number of shares of stock which could be delivered under the Plan may not exceed 2,000,000 shares. On February 14, 2007, these 2,000,000 shares were registered with the SEC by filing a Form S-8 registration statement. On April 29, 2008, the stockholders of the Company approved an amendment and restatement of the Plan (the “Amended Plan”). The Amended Plan increases the number of shares available for issuance by an additional 2,000,000 shares, clarifies other aspects of the Plan, contains updates that reflect changes and developments in federal tax laws and extends the expiration date of the Plan to April 29, 2018.  As of March 31, 2010 there were 2,634,682 stock options and 527,594 shares granted under the Amended Plan and 83,104 shares forfeited leaving 920,828 shares of stock to be awarded under the Amended Plan.

During the three months ended March 31, 2010, the Company issued 144,029 stock options and 20,338 shares of common stock for the following:

•	63,029 stock options issued to employees and consultants under the Company’s incentive bonus plan.
•	60,000 stock options to two new employees as part of their compensation.
•	16,000 stock options to a consultant for payment of corporate strategy consulting services rendered.
•	5,000 stock options to two consultants for payment of accounting services rendered.
•	60,724 shares of common stock to three consultants for payment of corporate strategy consulting services rendered. The shares were valued at $219,922.
•	28,388 shares of common stock to five consultants for payment of financial and investor relations consulting services rendered. The shares were valued at $77,569.

During the year ended December 31, 2009, the Company issued 787,932 stock options and 211,532 shares of common stock for the following:

•	452,932 stock options issued to employees and consultants under the Company’s incentive bonus plan.
•	140,000 stock options to independent directors as part of their compensation as directors.
•	135,000 stock options to employees and consultants for a performance bonus.
•	60,000 stock options to a consultant for payment of investor relations services rendered.
•	103,484 shares of common stock to three consultants for payment of corporate strategy consulting services rendered. The shares were valued at $399,323.
•	78,048 shares of common stock to five consultants for payment of financial and investor relations consulting services rendered. The shares were valued at $291,763.
•	30,000 shares of common stock to an employee for a performance bonus. The shares were valued at $99,900.

P.	Stock-Based Compensation - The Company recognizes and values employee stock-based compensation under the provisions of the FASB Accounting Standards Codification on stock compensation.

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

During the three months ended March 31, 2010 and March 31, 2009, the Company granted 144,029 and 0 stock options, respectively. The Company recognized a total of $330,246 and $101,563 in expense related to stock options for the three months ended March 31, 2010 and March 31, 2009, respectively.  The Company also recaptured $38,787 and $37,878 of previously recognized expense due to the forfeiture of non-vested stock options during the three months ended March 31, 2010 and March 31, 2009, respectively.

The assumptions used to value these option and grants using the Black-Scholes option valuation model are as follows:

	2010 YTD	2009

Risk-free interest rate	2.37-2.75%	1.87-2.74%
Expected dividend yield	0%	0%
Expected life	5-6 years	5-6 years
Expected volatility	85.35-89.44%	84.13-90.06%

The weighted average, estimated grant date fair values of stock options granted during the three months ended March 31, 2010 and March 31, 2009 were $2.67 and $0, respectively.

The following tables summarize the stock option activity for the three months ended March 31, 2010 and March 31, 2009, respectively.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price per	Contractual
	Shares	Share	Term (in Years)

Outstanding, December 31, 2009	2,517,007	$5.46
Granted	144,029	$3.73
Exercised	40,862	$1.95
Forfeited, Canceled	51,927	$7.07
Outstanding, March 31, 2010	2,568,247	$5.39	7.91
Exercisable, March 31, 2010	2,260,372	$5.18	7.85

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price per	Contractual
	Shares	Share	Term (in Years)

Outstanding, December 31, 2008	1,948,874	$6.17
Granted	-	n/a
Exercised	10,132	$0.67
Forfeited, Canceled	3,313	$4.00
Outstanding, March 31, 2009	1,935,429	$6.20	8.29
Exercisable, March 31, 2009	1,664,779	$5.60	8.24

The Company also recognized $641,898 and $202,083 in expense for shares issued under the Amended Plan during the three months ended March 31, 2010 and March 31, 2009, respectively.   The Company issued a total of 190,062 shares and 80,000 shares during the three months ended March 31, 2010 and March 31, 2009, respectively.  In addition, the Company recognized $3,333 and $8,333 in compensation expense related to the amortization of restricted shares during the three months ended March 31, 2010 and March 31, 2009, respectively.

Q.	Net Loss Per Share - Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

The calculation of basic and diluted net loss per share is as follows:

	Three Months Ended
	March 31, 2010	March 31, 2009

Net loss available to common stockholders	$(3,364,011)	$(3,227,908)

Net loss per share, basic and diluted	$(0.14)	$(0.24)

Weighted-average shares used in computing net loss per share, basic and diluted	23,512,617	13,607,114

The Company has excluded all outstanding preferred shares, warrants and options from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented.

The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method is as follows:

Common Equivalent Securities	March 31, 2010	March 31, 2009

Preferred Shares	-	8,084,185
Warrants	9,910,763	9,201,874
Options	2,568,247	1,935,429
Total	12,479,010	19,221,488

R.
Concentrations of Risk - Grant and contract revenue was comprised wholly from grants and contracts issued by federal and state governments and accounted for 100.0% and 100.0% of total revenue for the three months ended March 31, 2010 and March 31, 2009, respectively. Although the Company anticipates ongoing federal grant and contract revenue, there is no guarantee that this revenue stream will continue in the future.

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and securities available-for-sale. The Company maintains deposits in federally insured institutions in excess of federally insured limits. The Company does not believe it is exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Additionally, the Company has established guidelines regarding diversification of its investment portfolio and maturities of investments, which are designed to provide safety and liquidity.

S.
Foreign Currency Exchange Rate Risk - The Company has entered into a manufacturing agreement to produce one of its drug compounds with a foreign third party and is required to make payments in the foreign currency. As a result, the Company's financial results could be affected by changes in foreign currency exchange rates. Currently, the Company's exposure primarily exists with the Euro. As of March 31, 2010, the Company is obligated to make payments under the agreements of 466,667 Euros. As of March 31, 2010, the Company has not purchased any forward contracts for Euros and, therefore, at March 31, 2010, had foreign currency commitments of $630,934 for Euros given prevailing currency exchange spot rates.

T.
Comprehensive Income/(Loss) - The Company applies the FASB Accounting Standards Codification on comprehensive income that requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

U.
Recently Issued Accounting Pronouncements – In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update did not have a material effect on the Company's financial statements.

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

Note 3. Stock Transactions

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

On October 26, 2009, the SEC declared effective a registration statement of the Company registering up to 4,366,381 shares of common stock for resale from time to time by the selling stockholders named in the prospectus contained in the registration statement. This number represented 4,366,381 shares of common stock issuable upon the conversion or exercise of the securities issued in the Company’s February and March 2009 private placement. Of these 4,366,381 shares of common stock, up to 3,863,848 shares were issuable upon conversion of Series D Preferred and up to 502,533 shares were issuable upon exercise of the Series D Warrants. The Company would not receive any proceeds from the sale of the underlying shares of common stock, although to the extent the selling stockholders exercised warrants for the underlying shares of common stock, the Company would receive the exercise price of those warrants unless the warrant holder exercised the warrants using the cashless provision.  The registration statement was filed to satisfy registration rights that the Company had granted as part of the private placement. Since the securities are now convertible into common shares and freely tradable after conversion, the 40% reduction described above was eliminated when calculating fair market values of the Series D Warrants. Subsequent to the effectiveness of the registration statement and as of December 31, 2009, 13.4 Series D Preferred shares were converted into common stock and 71,429 Series D Warrants were exercised for common stock.

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

On January 4, 2010, the Company issued 70,000 shares of common stock to several consultants of the Company.

On March 2, 2010, the Company issued 1,538,462 shares of common stock and Common Stock Purchase Warrants to purchase an aggregate of 1,015,384 shares of Common Stock, for an aggregate purchase price of $5,000,000 (the “2010 Common Stock Equity Offering”). These warrants are exercisable commencing six months following issuance and expire on March 2, 2015.  The placement agent also received additional warrants to purchase 123,077 shares of Common Stock.

The fair value of the 1,138,461 warrants issued with the 2010 Common Stock Equity Offering was $2,948,617 and was computed using the Black-Scholes option pricing model using the following assumptions:

Warrants
Issued on
February 25, 2010

Stock price (prior day close)	$4.26
Exercise price	$4.50
Term in years	2.75
Volatility	104.01%
Annual rate of quarterly dividends	-
Discount rate- bond equivalent yield	1.28%

Immediately after the completion of the 2010 Common Stock Equity Offering, pursuant to weighted-average anti-dilution provisions the exercise price of the Company’s Series B Warrants reduced from $6.37 to approximately $5.99, and the aggregate number of shares of Common Stock issuable upon exercise of the Series B Warrants increased from 3,847,276 to approximately 4,091,345; and the exercise price of the Company’s Series C Warrants reduced from $6.76 to approximately $6.35, and the aggregate number of shares of Common Stock issuable upon exercise of the Series C Warrants increased from 434,596 to approximately 462,654.

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

The Company is also party to three agreements that require it to make milestone payments, royalties on net sales of the Company's products and payments on sublicense income received by the Company. As of March 31, 2010, $350,000 in milestone payments have been made under one of these agreements. There are no milestone payments or royalties on net sales accrued for any of the three agreements as of March 31, 2010 and December 31, 2009.

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

The Company currently has operating lease commitments in place for facilities in Buffalo, New York and Chicago, Illinois as well as office equipment. The Company recognizes rent expense on a straight-line basis over the term of the related operating leases. The operating lease expenses recognized were $91,625 and $86,719 for the three months ended March 31, 2010 and March 31, 2009, respectively.

Annual future minimum lease payments under present lease commitments are as follows:

Operating
Leases

2010	343,656
2011	311,803
2012	144,375
2013	-
$799,834

The Company has entered into stock option agreements with key employees, board members and consultants with exercise prices ranging from $0.66 to $17.00. These awards were approved by the Company’s Board of Directors. The options expire ten years from the date of grant except for 18,000 options that expire on December 31, 2012, subject to the terms applicable in the agreement.

The following tables summarize the stock option activity for the three months ended March 31, 2010 and March 31, 2009:

		Weighted Average
	Options	Exercise Price Per Share

Outstanding, December 31, 2009	2,517,007	$5.46
Granted	144,029	$3.73
Exercised	40,862	$1.95
Forfeited, Canceled	51,927	$7.07
Outstanding, March 31, 2010	2,568,247	$5.39

		Weighted Average
	Options	Exercise Price Per Share

Outstanding, December 31, 2008	1,948,874	$6.17
Granted	-	n/a
Exercised	10,132	$0.67
Forfeited, Canceled	3,313	$4.00
Outstanding, March 31, 2009	1,935,429	$6.20

The Company has entered into warrant agreements with strategic partners, consultants and investors with exercise prices ranging from $1.60 to $10.00. These awards were approved by the Company’s Board of Directors. The warrants expire between five and seven years from the date of grant, subject to the terms applicable in the agreement. A list of the total warrants awarded and exercised appears below:

		Weighted Average	Number of Common
	Warrants	Exercise Price Per Share	Shares Exerciseable Into

Outstanding, December 31, 2009	6,956,673	$3.71	8,641,893
Granted	1,138,461	$4.50	1,138,461
Exercise Price Adjustment		$(0.14)	272,127
Exercised	101,795	$1.44	136,000
Forfeited, Canceled	3,973	$1.39	5,718
Outstanding, March 31, 2010	7,989,366	$3.85	9,910,763
		Weighted Average	Number of Common
	Warrants	Exercise Price Per Share	Shares Exerciseable Into

Outstanding, December 31, 2008	3,453,268	$8.86	3,453,268
Granted	4,265,122	$1.20	4,265,122
Exercise Price Adjustment		$(3.07)	1,483,484
Exercised	-	n/a	-
Forfeited, Canceled	-	n/a	-
Outstanding, March 31, 2009	7,718,390	$8.92	9,201,874

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

Note 5. Subsequent Events

No material subsequent events have occurred since the balance sheet date of March 31, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management's discussion and analysis of financial condition and results of operations and other portions of this filing contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, results of our research and development, efforts and clinical trials, product demand, market acceptance and other factors discussed below and in the Company's other SEC filings, including its Annual Report on Form 10-K for the year ended December 31, 2009. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

STRATEGIES AND OBJECTIVES

Our primary objective is to become a leading developer of drugs for the protection of human tissues against radiation and other stresses and for cancer treatment. Key elements of our strategy include:

•
Aggressively working towards the commercialization of Protectan CBLB502. Our most advanced drug candidate, Protectan CBLB502, offers the potential to protect normal tissues against exposure to radiation. Because of the potential military and defense implications of such a drug, the normally lengthy FDA approval process for these non-medical applications is substantially abbreviated resulting in a large cost savings to us. We expect to complete development of Protectan CBLB502 for these non-medical applications and complete submission of the Biologic License Application, or BLA, with the FDA in mid-2011.

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

There are significant risks and uncertainties inherent in the preclinical and clinical studies associated with our R&D projects. As a result, the costs to complete such projects, as well as the period in which net cash outflows from such programs are expected to be incurred, may not be reasonably estimated. From our inception to March 31, 2010, we spent $61,286,175 on R&D.

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

Nine sets of patent applications have been filed over the past six years around various aspects and qualities of the protectan family of compounds. The first patent covering the method of protecting a mammal from radiation using flagellin or its derivatives was granted by the U.S. Patent and Trademark Office (US Patent No. 7,638,485 titled "Modulating Apoptosis") and the European Patent Office (European Publication Number FP 1706133, titled "Methods of Protecting Against Radiation Using Flagellin."). This patent was also granted by the nine member countries of the Eurasian Patent Organization, and the Ukraine. We believe that with the patent applications filed to date in the U.S. and internationally around various properties of protectan compounds, we have protected the potentially broad uses of our protectan technology.

We spent approximately $13,738,983 and $8,995,500 on R&D for protectans for all applications in the fiscal years ended December 31, 2009 and 2008, respectively. For the quarters ended March 31, 2010 and 2009 we spent $3,592,570 and $2,234,621, respectively. From our inception to March 31, 2010, we spent $45,843,949 on research and development for protectans.

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

We spent approximately $13,732,416 and $8,021,040 on R&D for Protectan CBLB502 in the fiscal years ended December 31, 2009 and 2008, respectively. For the quarters ended March 31, 2010 and 2009 we spent $3,592,570, and $2,229,467 respectively on research and development for Protectan CBLB502. From our inception to March 31, 2010, we spent $40,703,112 on research and development for Protectan CBLB502.

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

Protectan CBLB502 is being developed under the FDA’s animal efficacy rule (21 C.F.R. § 314.610, drugs; § 601.91, biologics) to treat radiation injury following exposure to radiation from nuclear or radiological weapons, or from nuclear accident. The animal efficacy rule creates a new regulatory paradigm for measuring efficacy by permitting the FDA to approve drugs and biologics for counterterrorism uses based on animal data when it is unethical or unfeasible to conduct human efficacy studies.  Thus, this approval pathway requires demonstration of efficacy in at least one well-characterized animal model and safety and pharmacodynamics studies in animals and representative samples of healthy human volunteers to allow selection of an effective dose in humans. Protectan CBLB502 has demonstrated activity as a radioprotectant in several animal species, including non-human primates. Human safety, pharmacokinetic, pharmacodynamic and biomarker studies are the only stage of human testing required for approval in this indication.

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

In January 2010, we began dosing in the second human safety study for CBLB502. This safety study will include a total of 100 healthy volunteers randomized among four dosing regimens of CBLB502. Our goal is for dosing and data analysis of this trial to be concluded in mid-2010. We would then anticipate moving forward with the double-blind definitive safety study in a larger group of healthy volunteers. We believe the addition of the intermediate 100-subject trial will be very beneficial for both the potential commercialization of CBLB502 and our regulatory process towards FDA licensure.

Participants in the 100-subject study will be assessed for adverse side effects and blood samples will be obtained to assess the effects of CBLB502 on various biomarkers. The primary objectives of this study are to gather additional data on safety, pharmacokinetics, and cytokine biomarkers in a larger and broader subject population in order to finalize an appropriate dose to take forward and determine the size of a definitive human safety study. We are working towards completing a BLA filing for FDA licensure of Protectan CBLB502 for non-medical applications in the mid-2011.

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

In September 2008, we were awarded a $774,183 grant from the National Institute of Allergy and Infectious Diseases, or NIAID, of the National Institutes of Health, or NIH, to further study certain mitigating properties of Protectan CBLB502 in the context of hematopoietic damage from radiation exposure. In September 2009, NIAID awarded us an additional $458,512 for the continuation of the same grant

In September 2008, the Biomedical Advanced Research and Development Authority, or BARDA, of the Department of Health and Human Services, or HHS, awarded us a contract under the BAA titled, "Therapies for Hematopoietic Syndrome, Bone Marrow Stromal Cell Loss, and Vascular Injury Resulting from Acute Exposure to Ionizing Radiation," for selected tasks in the advanced development of Protectan CBLB502. The total contract value including all milestone-based options started at $13.3 million over a three-year period, with the first year's award of $3.4 million. In September 2009, BARDA increased the total contract value by $2.3 million to $15.6 million and awarded the first milestone option of $6.3 million. BARDA has since awarded the second and third milestone options under the contract for $1.47 million and $0.46 million, respectively. BARDA seeks to acquire developed medical countermeasures that will be clinically useful in a civilian medical emergency situation that results from or involves exposure of a large population to the effects of a nuclear detonation, a radiologic dispersive device (such as a dirty bomb), or exposure to radioactive material with or without combined injury or trauma.

We spent approximately $13,676,289 and $7,264,813 on R&D for the non-medical applications of Protectan CBLB502 in the fiscal years ended December 31, 2009 and 2008, respectively. For the quarters ended March 31, 2010 and 2009 we spent $3,592,570 and $2,173,341 respectively on research and development for biodefense applications of Protectan CBLB502. From our inception to March 31, 2010, we spent $38,870,056 on research and development for the biodefense applications of Protectan CBLB502.

Protectan CBLB502 is a candidate for procurement by the DoD, HHS/BARDA and other countries facing imminent nuclear and radiation threats. The HHS opportunity is particularly positive for us as the agency’s mandate is to protect the U.S. civilian population in the event of a radiological emergency, including stockpiling radiation countermeasures for mass distribution. Our contract awards from the DoD and BARDA evidence the government’s focus on acquiring adequate protection against nuclear and radiation threats for military and civilian populations. Upon FDA approval, Protectan CBLB502 should be well positioned to fulfill both of these needs, with its demonstrated unprecedented efficacy and survival benefits, unique ability to address both hematopoietic and GI damage, broad window of efficacy relative to radiation exposure and suitability for both military and civilian delivery scenarios. We believe that Protectan CBLB502 is the only radiation countermeasure with these capabilities in advanced development that can be self or buddy-administered, without the need of additional supportive care in a battlefield or civilian community setting.

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

As part of the process to receive final FDA licensure for Protectan CBLB502 for non-medical applications, we have established cGMP compliant manufacturing of Protectan CBLB502. We were able to develop a complicated, high-yield manufacturing process for CBLB502 and prototype the process and resolve multiple challenges during the industrial development. We currently have drug substance corresponding to several hundred thousand projected human doses. The process we developed gives us the ability to manufacture up to five million estimated doses within a year without any additional scale-up; and if necessary, scale-up could be implemented relatively easily.

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

•
Performing a second Phase I safety study in approximately 100 healthy human volunteers started in January 2010. This study has an approximate cost of $1,400,000 and is covered by a government development contract

•
Performing a Phase II human safety study in a larger number of volunteers using the dose of Protectan CBLB502 previously shown to be safe in humans and efficacious in animals. We estimate completion of this study in 2011 at an approximate cost of $7,000,000 based on 500 subjects tested in four locations. This study is covered by a government development contract pending approval.

•	Filing a BLA which we expect to complete in the mid-2011. At the present time, the costs of the filing cannot be approximated with any level of certainty.

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

Consistent with this strategy, we plan to initiate a Phase I/II study for Protectan CBLB502 in head and neck cancer patients who are undergoing radiotherapy and radio-sensitizing chemotherapy in 2010 for the medical indication of CBLB502. The primary goal of this trial will be to demonstrate safety and tolerability of CBLB502 in cancer patients with a secondary goal of demonstrating potential efficacy of CBLB502 in a clinical setting. The primary endpoint of the study will be the reduction of toxicities of radiation and chemotherapy, such as mucositis (a painful inflammation and ulceration of oral mucosa causing difficulties with speaking and eating). Mucositis weakens the patient by not allowing for the oral intake of nutrients and fluids and forces the temporary suspension of radiotherapy and chemotherapy until the tissues of the mouth and throat have healed. Due to the ability of head and neck cancer cells to regrow during periods of interrupted treatment, any interruption in radiotherapy should be avoided. Since the main cause of treatment interruptions in radiotherapy or combinations of chemotherapy and radiotherapy treatment regimens of head and neck cancer is acute mucositis, the ability to prevent mucositis, and therefore, interruptions in treatment, could potentially result in better outcomes for patients with cancers of the head and neck.

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

In order for us to receive final FDA licensure for Protectan CBLB502 for medical applications, we will need to complete various tasks, including:

•
Submitting an amendment to our CBLB502 IND application and receiving allowance from the FDA. We expect to submit the amendment in 2010. We estimate that the approximate cost of filing will be less than $100,000 which is covered by a government grant.

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

We spent approximately $56,127 and $756,227 on R&D for the medical applications of Protectan CBLB502 in the fiscal years ended December 31, 2009 and 2008, respectively. For the quarters ended March 31, 2010 and 2009, we spent $0 and $56,127 respectively on R&D for the medical applications of Protectan CBLB502. From our inception to March 31, 2010, we spent $1,833,056 on research and development for the medical applications of Protectan CBLB502.

Protectan CBLB612

While the bulk of our R&D has focused on Protectan CBLB502, we have conducted some preliminary research into a compound derived from the same family and which we refer to as Protectan CBLB612. Protectan CBLB612 is a modified lipopeptide mycoplasma that acts as a powerful stimulator and mobilizer of hematopoietic (bone marrow/blood production) stem cells, or HSC, to peripheral blood. Potential applications for Protectan CBLB612 include accelerated hematopoietic recovery during chemotherapy and during donor preparation for bone marrow transplantation.

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

We spent approximately $6,567 and $974,459 on R&D for Protectan CBLB612 in the fiscal years ended December 31, 2009 and December 31, 2008, respectively. For the quarters ended March 31, 2010 and 2009, we spent $0 and $5,153 respectively on R&D for Protectan CBLB612. From our inception to March 31, 2010, we spent $3,136,941 on research and development for Protectan CBLB612. Further development and extensive testing will be required to determine its technical feasibility and commercial viability.

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

We spent approximately $592,690 and $3,233,872 on R&D for curaxins overall in the fiscal years ended December 31, 2009 and 2008, respectively. For the quarters ended March 31, 2010 and 2009, we spent $71,033 and $268,261 respectively on R&D for curaxins. From our inception to March 31, 2010, we spent $12,305,286 on research and development for curaxins.

In December 2009, we entered into a joint venture, Incuron, with Bioprocess Capital Ventures, or BCV, a Russian Federation venture capital fund, to develop our curaxin compounds for cancer applications. According to the terms of the agreement, we will transfer the rights of curaxin anticancer molecules to the new joint venture, and BCV will contribute approximately $18 million over three payments to support development of the compounds. The first payment of $5.7 million is due in May 2010 following formation of the Incuron entity, which was announced in April 2010. The ensuing payments are based upon achievement of predetermined development milestones. The first milestone payment of $6.4 million shall be made upon approval to begin clinical trials on oncology patients with a selected lead curaxin compound, or upon progression of a clinical program of CBLC102. The second milestone payment shall be made upon completion of at least one Phase I/II trial in cancer patients. We will serve as a subcontractor to Incuron to support certain mechanistic studies and oversee clinical development.

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

We spent approximately $262,637 and $1,741,194 on R&D for Curaxin CBLC102 in the fiscal years ended December 31, 2009 and 2008, respectively. For the quarters ended March 31, 2010 and 2009, we spent $35,201 and $147,177 respectively on research and development for Curaxin CBLC102. From our inception to March 31, 2010, we spent $6,764,320 on research and development for Curaxin CBLC102.

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

We spent approximately $330,053 and $1,492,678 on R&D for other curaxins in the fiscal years ended December 31, 2009 and 2008, respectively. For the quarters ended March 31, 2010 and 2009, we spent $35,803 and $121,084 respectively on R&D for other curaxins. From our inception to March 31, 2010, we spent $5,540,965 on research and development for other curaxins.

CBLC137 is at a very early stage of its development and, as a result, it is premature to estimate when any development may be completed, the cost of development or when any cash flow could be realized from development.

FINANCIAL OVERVIEW

Including several non-cash charges, our net loss increased from $2,958,929 for the three months ended March 31, 2009 to $3,364,011 for the three months ended March 31, 2010, an increase of $405,082 or 13.7%. We incurred non-cash charges of depreciation and amortization of $100,724 and $91,599, non-cash salaries and consulting fees of $936,690 and $274,101, a change in the value of warrants of $1,731,096 and $1,384,772 for the three months ended March 31, 2010 and 2009, respectively.  Excluding these non-cash charges, our net loss decreased $612,956 or 50.7% from $1,208,457 for the three months ended March 31, 2009 to $595,501 for three months ended March 31, 2010. This decrease was due to increased government funding and our cost containment efforts that include incurring R&D costs that are predominantly supported through government funding or direct investment and reducing general and administrative costs.

Equity Overview

On March 16, 2007, we consummated a transaction with various accredited investors pursuant to which we agreed to sell to the investors, in a private placement, an aggregate of approximately 4,288,712 shares of Series B Convertible Preferred Stock and Series B Warrants to purchase approximately 2,144,356 shares of our common stock pursuant to a securities purchase agreement of the same date. The Series B Warrants expire on March 15, 2012 and had an initial per share exercise price of $10.36. The aggregate purchase price paid by the investors for the Series B Preferred and Series B Warrants was approximately $30,000,000. Also issued in the transaction as partial compensation for services rendered by the placement agents were Series C Warrants, which had an initial per share exercise price of $11.00 and were originally exercisable for 267,074 shares of common stock. The Series C Warrants also expire on March 15, 2012. After related fees and expenses, we received net proceeds of approximately $29,000,000. On September 16, 2009, the outstanding Series B Preferred shares reached their termination date and, in accordance with their terms, were automatically converted into shares of common stock.

On February 13, 2009, March 20, 2009, and March 27, 2009, we entered into purchase agreements with various accredited investors, pursuant to which we agreed to sell to these investors an aggregate of 542.84 shares of Series D Convertible Preferred Stock and Series D Warrants to purchase an aggregate of 3,877,386 shares of the Company’s common stock.  The warrants have a seven-year term and a per share exercise price of $1.60. Each share of Series D Preferred was convertible into the number of shares of common stock equal to (1) the stated value of the share ($10,000), divided by (2) the then-current conversion price (initially $1.40, but subject to adjustment as described below). At the initial conversion price of $1.40, each share of Series D Preferred was convertible into approximately 7,143 shares of common stock. The aggregate purchase price paid by the investors for the Series D Preferred and the warrants was approximately $5,428,307 (representing $10,000 for each share together with a warrant).  After related fees and expenses, we received net proceeds of approximately $4,460,000. In consideration for its services as exclusive placement agent, Garden State Securities received cash compensation and warrants to purchase an aggregate of approximately 387,736 shares of common stock.

The conversion price of the Series D Preferred was subject to certain automatic adjustments, pursuant to which it reduced from $1.40 to $1.33 on August 13, 2009 and from $1.33 to $1.28 on November 13, 2009. On December 31, 2009, the conversion price of the Series D Preferred reduced from $1.28 to $1.02 because the Company failed to meet a particular development milestone by the end of 2009. At the conversion price of $1.02, each shares of Series D Preferred was convertible into approximately 9,804 shares of common stock. Upon completion of the Series D Preferred transaction and upon each adjustment to the conversion price of the Series D Preferred, the exercise prices of the Company’s Series B Warrants and Series C Warrants, and the exercise price of certain other warrants issued prior to the Company’s initial public offering, were reduced pursuant to weighted-average anti-dilution provisions. In addition to the adjustment to the exercise prices of these warrants, the aggregate number of shares issuable upon exercise of these warrants increased on each such occasion.

On February 9, 2010, all outstanding shares of Series D Preferred automatically converted into approximately 4,576,979 shares of common stock at the conversion price of $1.02, as a result of the Company’s closing sales price being above a certain level for 20 consecutive trading days as well as the satisfaction of certain other conditions.

On February 25, 2010, we entered into a Securities Purchase Agreement with various accredited investors, pursuant to which we agreed to sell an aggregate of 1,538,462 shares of our common stock and warrants to purchase an aggregate of 1,015,384 shares of our common stock, for an aggregate purchase price of $5,000,000. The transaction closed on March 2, 2010. After related fees and expenses, the Company received net proceeds totaling approximately $4,500,000. The Company intends to use the proceeds of the private placement for working capital purposes. The common stock was sold at a price of $3.25 per share, and the warrants have an exercise price of $4.50 per share, subject to future adjustment for various events, such as stock splits or dilutive issuances. The warrants are exercisable commencing six months following issuance and expire on March 2, 2015. For its services as placement agent, Rodman & Renshaw, LLC received gross cash compensation in the amount of approximately $350,000, and it and its designees collectively received warrants to purchase 123,077 shares of common stock. The common stock and the shares of common stock underlying the warrants issued to the purchasers and Rodman & Renshaw have not been and will not be registered under the Securities Act of 1933.

Immediately after the completion of this transaction on March 2, 2010, pursuant to weighted-average anti-dilution provisions:

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

Critical Accounting Policies

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

Note 2 to our financial statements includes disclosure of our significant accounting policies. Critical accounting estimates, as defined by the SEC, are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult and subjective judgments and estimates of matters that are inherently uncertain. While all decisions regarding accounting policies are important, we believe that our policies regarding revenue recognition, R&D expenses, intellectual property related costs, stock-based compensation expense and fair value measurements could be considered critical, and are discussed in more detail below.

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

Research and Development Expenses

R&D costs are expensed as incurred. These expenses consist primarily of our proprietary R&D efforts, including salaries and related expenses for personnel, costs of materials used in our R&D costs of facilities and costs incurred in connection with our third-party collaboration efforts. Pre-approved milestone payments made by us to third parties under contracted R&D arrangements are expensed when the specific milestone has been achieved. As of March 31, 2010, $50,000 has been paid to the Cleveland Clinic for milestone payments relating to the filing of an IND with the FDA for Curaxin CBLC102, $250,000 has been paid to the Cleveland Clinic as a result of commencing Phase II clinical trials for Curaxin CBLC102 and $50,000 has been paid to the Cleveland Clinic relating to the filing of an IND with the FDA for Protectan CBLB502. Once a drug receives regulatory approval, we will record any subsequent milestone payments in identifiable intangible assets, less accumulated amortization, and amortize them evenly over the remaining agreement term or the expected drug life cycle, whichever is shorter. We expect our R&D expenses to increase as we continue to develop our drug candidates.

Intellectual Property Related Costs

We capitalize costs associated with the preparation, filing and maintenance of our intellectual property rights. Capitalized intellectual property is reviewed annually for impairment. If a patent application is approved, costs paid by us associated with the preparation, filing and maintenance of the patent will be amortized on a straight line basis over the shorter of 20 years from the initial application date or the anticipated useful life of the patent. If the patent application is not approved, costs paid by us associated with the preparation, filing and maintenance of the patent will be expensed as part of selling, general and administrative expenses at that time.

Through December 31, 2009, we capitalized $929,976 in expenditures less amortization associated with the preparation, filing and maintenance of certain of our patents, which were incurred through the year ended December 31, 2009. We capitalized an additional $35,905 and amortized an additional $2,417 for the three months ended March 31, 2010, resulting in a balance of capitalized intellectual property totaling $963,464.

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

The Company granted 144,029 and 0 stock options during the three months ended March 31, 2010 and March 31, 2009, respectively. The Company recognized a total of $330,246 and $101,563 in expense related to options for the three months ended March 31, 2010 and March 31, 2009, respectively.  The Company also recaptured $37,787 and $37,878 of previously recognized expense due to the stock option forfeitures for the three months ended March 31, 2010 and March 31, 2009, respectively. The weighted average, estimated grant date fair values of stock options granted during the quarters ended March31, 2010 and 2009 was $2.67 and $0, respectively.

The Company also recognized a total of $641,898 and $202,083 in expense for shares issued and a total of $3,333 and $8,333 in expense related to the amortization of restricted shares for the three months ended March 31, 2010 and March 31, 2009, respectively

Fair Value Measurement

The Company values its financial instruments based on fair value measurements and disclosures which establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring a company to develop its own assumptions.  The Company does not have any significant assets or liabilities measured at fair value using Level 1 or Level 2 inputs as of March 31, 2010.

The Company analyzed all financial instruments with features of both liabilities and equity.

The Company carries the warrants issued in the Series D Private Placement at fair value using Level 3 inputs for its valuation methodology totaling $10,725,784 and $8,410,379 as of March 31, 2010 and December 31, 2009, respectively.  The Company recognized a fair value measurement loss of $2,380,019 and $1,384,772 for the three months ended March 31, 2010 and 2009, respectively.

The Company carries the warrants issued in conjunction with the 2010 Common Stock Equity Offering at fair value using Level 3 inputs for its valuation methodology totaling $2,299,693 and $0 as of March 31, 2010 and December 31, 2009, respectively.  The Company recognized a fair value measurement gain of $648,923 and $0 for the three months ended March 31, 2010 and 2009, respectively.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheets at fair value.

Recently Issued Accounting Pronouncements

See Note 2U to financial statements in Item 1.

Results of Operations

The following table sets forth our statement of operations data for the three months ended March 31, 2010 and 2009 and the years ended December 31, 2009 and 2008 and should be read in conjunction with our financial statements and the related notes appearing elsewhere in this annual report on Form 10-K.

	Quarter	Quarter	Year Ended	Year Ended
	Ended	Ended	December 31,	December 31,
	31-Mar-10	31-Mar-09	2009	2008
	(unaudited)	(unaudited)
Revenues	$4,170,348	$2,309,731	$14,345,908	$4,705,597
Operating expenses	5,627,281	3,624,771	20,728,837	19,050,965
Other expense (income)	1,912,851	1,647,237	6,463,208	(59,597)
Net interest expense (income)	(5,773)	(3,348)	(19,728)	(259,844)

Net income (loss)	$(3,364,011)	$(2,958,929)	$(12,826,409)	$(14,025,927)

The following table summarizes R&D expenses for the three months ended March 31, 2010 and 2009 and the years ended December 31, 2009 and 2008 and since inception:

	Quarter	Quarter	Year Ended	Year Ended	Total
	Ended	Ended	December 31,	December 31,	Since
	31-Mar-10	31-Mar-09	2009	2008	Inception
	(unaudited)	(unaudited)

Research and development	$3,697,780	$2,502,881	$14,331,673	$13,160,812	$64,286,175

General	$34,206	$-	$-	$931,441	$5,140,837
Protectan CBLB502 - non-medical applications	$3,592,570	$2,173,341	$13,676,289	$7,264,813	$38,870,056
Protectan CBLB502 - medical applications	$-	$56,127	$56,127	$756,227	$1,833,056
Protectan CBLB612	$-	$5,153	$6,567	$974,459	$3,136,941
Curaxin CBLC102	$35,201	$147,177	$262,637	$1,741,194	$6,764,320
Other Curaxins	$35,803	$121,084	$330,053	$1,492,678	$5,540,965

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue

Revenue increased from $2,309,731 for the three months ended March 31, 2009 to $4,170,348 for the three months ended March 31, 2010 representing an increase of $1,860,617 or 80.6% resulting primarily from an increase in revenue from various federal grants and contracts including the Department of Defense and BARDA contracts.

See the table below for further details regarding the sources of our government grant and contract revenue:

Agency	Program	Amount	Period of Performance	Revenue 2010 (thru March.31)	Revenue 2009 (thru March.31)	Revenue 2009
				(unaudited)	(unaudited)
DoD	DTRA Contract	$1,263,836	03/2007-02/2009	$-	$1,024	$183,613
NY State/RPCI	Sponsored Research Agreement	$3,000,000	03/2007-02/2012	$4,144	$24,660	$35,696
DoD	DOD Contract	$9,590,000	05/2008 - 09/2009	$383,122	$1,180,463	$4,843,303
HHS	BARDA Contract	$15,600,000	09/2008-09/2011	$2,972,852	$702,188	$5,374,535
NIH	NIAID Grant	$1,232,695	09/2008-08/2010	$560	$401,396	$1,021,095
NIH	NIAID GO Grant	$5,300,000	09/2009-08/2011	$809,670	$-	$1,237,666
			Totals	$4,170,348	$2,309,731	$12,695,908

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

Operating expenses increased from $3,624,771 for the three months ended March 31, 2009 to $5,627,281 for the three months ended March 31, 2010, an increase of $2,002,510 or 55.2%. We recognized a total of $936,690 of non-cash, stock-based compensation for the three months ended March 31, 2010 compared to $274,101 for the three months ended March 31, 2009. If these non-cash, stock-based compensation expenses were excluded, operating expenses would have increased from $3,350,670 for the three months ended March 31, 2009 to $4,690,591 for the three months ended March 31, 2010. This represents an increase in operating expenses of $1,339,921 or 40.0% as explained below.

Research and development costs increased from $2,502,881 for the three months ended March 31, 2009 to $3,697,780 for the three months ended March 31, 2010. This represents a decrease of $1,194,899 or 47.7%. We recognized a total of $140,190 of R&D non-cash, stock based compensation for the three months ended March 31, 2010 compared to $45,958 for the three months ended March 31, 2009. Without the non-cash, stock-based compensation, the R&D expenses increased from $2,456,923 for the three months ended March 31, 2009 to $3,557,590 for the three months ended March 31, 2010; an increase of $1,100,667 or 44.8%. The higher research and development expenses were a result of increased costs to support the increase in grant and contract revenue.

Selling, general and administrative costs increased from $1,121,980 for the three months ended March 31, 2009 to $1,929,501 for the three months ended March 31, 2010. This represents an increase of $807,611 or 72.0%. We recognized a total of $796,500 of non-cash, stock-based compensation under selling, general and administrative costs for the three months ended March 31, 2010 compared to $228,143 for the three months ended March 31, 2009. Without the non-cash, stock-based compensation, the selling, general and administrative expenses increased from $893,747 for the three months ended March 31, 2009 to $1,133,001 for the three months ended March 31, 2010; an increase of $239,254 or 26.8.%. The higher general and administrative expenses were incurred as a result of a refundable tax credit received from the state of New York in 2009 that was not received in 2010.

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

See the table below for further details regarding the sources of our government grant and contract revenue:

Agency	Program	Amount	Period of Performance	Revenue 2009	Revenue 2008

DoD	DTRA Contract	$1,263,836	03/2007-02/2009	$183,613	$613,901
NIH	Phase II NIH SBIR program	$750,000	07/2006-06/2008	$-	$77,971
NY State/RPCI	Sponsored Research Agreement	$3,000,000	03/2007-02/2012	$35,696	$305,298
NIH	NCI Contract	$750,000	09/2006-08/2008	$-	$219,618
DoD	DOD Contract	$8,900,000	05/2008-09/2009	$4,843,303	$2,938,357
HHS	BARDA Contract	$15,800,000	09/2008-09/2011	$5,374,535	$219,412
NIH	NIAID Grant	$1,232,695	09/2008-02/2010	$1,021,095	$211,040
NIH	NIAID GO Grant	$5,329,543	09/2009-09/2011	$1,237,666	$-
			Totals	$12,695,908	$4,585,597

Operating Expenses

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

Liquidity and Capital Resources

We have incurred annual operating losses since our inception, and, as of March 31, 2010, we had an accumulated deficit of $73,051,943.  Our principal sources of liquidity have been cash provided by sales of our securities, government grants and contracts and licensing agreements. Our principal uses of cash have been R&D and working capital. We expect our future sources of liquidity to be primarily government contracts and grants, equity financing, licensing fees and milestone payments in the event we enter into licensing agreements with third parties, and research collaboration fees in the event we enter into research collaborations with third parties, which to date we have not.

Net cash used in operating activities totaled $158,794 for the three months ended March 31, 2010, compared to $1,388,089 used in operating activities for the three months ended March 31, 2009. Net cash used in operating activities totaled $4,244,944 for the year ended December 31, 2009, compared to $12,121,102 used in operating activities for the same period in 2008. This decrease in cash used in operating activities resulted from an increase in contract and grant revenues and cost containment efforts combined with focusing our R&D efforts on projects where grant and contract funding was awarded.

Net cash used in investing activities was $181,130 for the three months ended March 31, 2010 and net cash provided by investing activities was $925,073 for the three months ended March 31, 2009. Net cash provided by investing activities was $626,536 for the year ended December 31, 2009, compared to net cash used in investing activities of $558,407 for the same period in 2008. The decrease in cash provided by investing activities resulted primarily from the liquidation of a short-term investment in 2009 as compared to 2010.

Net cash provided by financing activities totaled $4,591,111 for the three months ended March 31, 2010, compared to net cash provided by financing activities of $3,898,184 for the three months ended March 31, 2009. Net cash provided by financing activities totaled $4,281,659 for the year ended December 31, 2009, compared to $1,232,831 used by financing activities for the same period in 2008. The increase in cash provided by financial activities was attributed to the 2010 Common Stock Equity Offering as compared to the Series D Preferred and Series D Warrants offering during the same period in 2009.

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

Impact of Exchange Rate Fluctuations

We believe that our results of operations are somewhat dependent upon changes in foreign currency exchange rates. We have entered into agreements with foreign third parties to produce one of our drug compounds and are required to make payments in the foreign currency. As a result, our financial results could be affected by changes in foreign currency exchange rates. As of March 31, 2010, we are obligated to make payments under these agreements of 466,667 Euros. We have established means to purchase forward contracts to hedge against this risk.

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

Our revolving credit facility also would have been affected by fluctuations in interest rates as it is based on prime minus 1%. As of March 31, 2010, we had not drawn on this facility.

Foreign Currency Risk. As of March 31, 2010, we have agreements with third parties that require payment in the foreign currency. As a result, our financial results could be affected by changes in foreign currency exchange rates. Currently, the Company’s exposure primarily exists with the Euro.  As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. At this time, our exposure to foreign currency fluctuations is not material.

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

Item 4: Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

 As of March 31, 2010, we were not a party to any litigation or other legal proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Previously reported on Forms 8-K and 8-K/A, each filed with the Securities and Exchange Commission on February 26, 2010.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

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

CLEVELAND BIOLABS, INC.

Dated: May 14, 2010	By:	/s/ MICHAEL FONSTEIN
Michael Fonstein
Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2010	By:	/s/ JOHN A. MARHOFER, JR.
John A. Marhofer, Jr.
Chief Financial Officer
(Principal Financial Officer)