Form 10-Q
period 2010-06-30
CLEVELAND BIOLABS INC
filed 2010-08-16
CIK 1318641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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
Yes ☐ No ☒

As of August 10, 2010, there were 26,952,949 shares outstanding of registrant's common stock, par value $0.005 per share.

CLEVELAND BIOLABS INC. AND SUBSIDIARY
10-Q
8/16/2010

TABLE OF CONTENTS

In this report, except as otherwise stated or the context otherwise requires, the terms “Cleveland BioLabs” and “CBLI” refer to Cleveland BioLabs, Inc., but not its consolidated subsidiary and ‘the Company,” “we,” “us” and “our” refer to Cleveland BioLabs, Inc. together with its consolidated subsidiary. Our common stock, par value $0.005 per share is referred to as “common stock.”

CLEVELAND BIOLABS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

June 30, 2010 (unaudited) and December 31, 2009

	June 30
	2010	December 31
	(unaudited)	2009
ASSETS

CURRENT ASSETS
Cash and equivalents	$4,558,244	$963,100
Short-term investments	1,378,408	-
Accounts receivable:
Trade	4,537,666	3,391,347
Interest	1,057	-
Other current assets	337,953	381,030
Total current assets	10,813,328	4,735,477

EQUIPMENT
Computer equipment	333,263	323,961
Lab equipment	1,400,375	1,159,478
Furniture	376,882	376,882
	2,110,520	1,860,321
Less accumulated depreciation	1,188,404	995,408
	922,116	864,913

OTHER ASSETS
Intellectual property	1,015,916	929,976
Deposits	23,482	23,482
	1,039,398	953,458

TOTAL ASSETS	$12,774,842	$6,553,848

See accompanying notes

CLEVELAND BIOLABS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

June 30, 2010 (unaudited) and December 31, 2009

	June 30
	2010	December 31
	(unaudited)	2009
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,075,592	$1,208,632
Deferred revenue	2,321,259	2,329,616
Accrued expenses	453,773	1,405,715
Accrued warrant liability	12,676,631	8,410,379
Total current liabilities	16,527,255	13,354,342

STOCKHOLDERS' EQUITY
Preferred stock, $.005 par value
Authorized - 10,000,000 shares at June 30, 2010
and December 31, 2009
Series D convertible preferred stock,
Issued and outstanding 0 and 466.85
shares at June 30, 2010 and December 31, 2009, respectively	-	2
Common stock, $.005 par value
Authorized - 80,000,000 shares at June 30, 2010 and
December 31, 2009, respectively
Issued and outstanding 26,940,256 and 20,203,508
shares at June 30, 2010 and December 31, 2009, respectively	134,701	101,018
Additional paid-in capital	68,303,926	62,786,418
Accumulated other comprehensive income (loss)	(100,288)	-
Accumulated deficit	(75,491,603)	(69,687,932)
Total Cleveland BioLabs, Inc. stockholders' equity	(7,153,264)	(6,800,494)
Noncontrolling Interest in stockholders equity	3,400,851	-
Total stockholders equity	(3,752,413)	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,774,842	$6,553,848

See accompanying notes

CLEVELAND BIOLABS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

Three and Six Months Ending June 30, 2010 and 2009 (unaudited)

	Three Months Ended		Six Months Ended

	June 30	June 30	June 30	June 30
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Grant and contract	$4,210,763	$4,184,978	$8,381,111	$6,494,709
	4,210,763	4,184,978	8,381,111	6,494,709

OPERATING EXPENSES
Research and development	4,170,115	4,772,100	7,867,895	7,274,982
Selling, general and administrative	2,661,200	1,837,136	4,590,701	2,959,026
Total operating expenses	6,831,315	6,609,236	12,458,596	10,234,008

LOSS FROM OPERATIONS	(2,620,552)	(2,424,258)	(4,077,485)	(3,739,299)

OTHER INCOME
Interest income	7,639	11,949	13,412	17,257
Sublease revenue	50,205	4,505	100,430	9,011
Total other income	57,844	16,454	113,842	26,268

OTHER EXPENSE
Warrant issuance costs	-	-	231,980	266,970
Interest expense	-	-	-	1,960
Change in value of warrant liability	(33,800)	4,068,926	1,697,296	5,453,699
Total other expense	(33,800)	4,068,926	1,929,276	5,722,629

NET LOSS	$(2,528,908)	$(6,476,730)	$(5,892,919)	$(9,435,660)

LESS: (INCOME)/LOSS ATTRIBUTABLE TO
NONCONTROLLING INTERESTS	89,248	-	89,248	-

NET LOSS ATTRIBUTABLE TO CLEVELAND
BIOLABS, INC.	$(2,439,660)	$(6,476,730)	$(5,803,671)	$(9,435,660)

DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	-	(222,472)	-	(491,451)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	(2,439,660)	(6,699,202)	(5,803,671)	(9,927,111)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS
PER SHARE OF COMMON STOCK - BASIC AND
DILUTED	$(0.09)	$(0.45)	$(0.23)	$(0.69)

WEIGHTED AVERAGE NUMBER OF SHARES USED
IN CALCULATING NET LOSS PER SHARE, BASIC AND
DILUTED	26,734,076	14,789,062	25,132,246	14,342,277

See accompanying notes

CLEVELAND BIOLABS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2010 and 2009 (unaudited)

	June 30	June 30
	2010	2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,892,919)	$(9,435,660)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	192,996	180,543
Amortization	6,681	-
Noncash salaries and consulting expense	3,193,103	1,703,564
Warrant issuance costs	231,980	266,970
Change in value of warrant liability	1,697,296	5,453,699
Loss on abandoned patents	-	23,984
Changes in operating assets and liabilities:
Accounts receivable - trade	(1,146,318)	(1,991,978)
Accounts receivable - interest	(1,057)	9,488
Other current assets	43,078	323,361
Accounts payable	(133,040)	(143,893)
Deferred revenue	(8,357)	(28,338)
Accrued expenses	(951,944)	(213,740)
Total adjustments	3,124,418	5,583,660

Net cash used in operating activities	(2,768,501)	(3,852,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments	(1,378,408)	-
Sale of short-term investments	-	1,000,000
Purchase of equipment	(250,199)	(48,393)
Costs of patents pending	(92,621)	(72,897)
Net cash (used in) provided by investing activities	(1,721,228)	878,710

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock	-	5,428,307
Financing costs on preferred stock	-	(720,175)
Issuance of common stock	5,000,002	-
Contribution from noncontrolling interest to subsidiary	3,509,402	-
Cash financing costs on common stock	(350,632)	-
Cash warrant issuance costs	(140,697)	(266,970)
Dividends	-	(612,799)
Exercise of stock options	99,645	152,802
Exercise of warrants	86,744	-
Net cash provided by financing activities	8,204,464	3,981,165

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(119,591)	-

INCREASE IN CASH AND EQUIVALENTS	3,595,144	1,007,875

CASH AND EQUIVALENTS AT BEGINNING OF	963,100	299,849
PERIOD

CASH AND EQUIVALENTS AT END OF PERIOD	$4,558,244	$1,307,724

See accompanying notes

CLEVELAND BIOLABS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2010 and 2009 (unaudited)

	June 30	June 30
	2010	2009
	(unaudited)	(unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$1,960
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of noncash financing activities:
Issuance of stock options to employees, consultants, and	$1,952,271	$1,221,026
independent board members
Recapture of expense for nonvested options forfeited	$(38,787)	$(37,878)
Issuance of shares to consultants and employees	$1,272,989	$503,842
Amortization of restricted shares to be issued to employees and consultants	$6,630	$16,574
Conversion of warrant liability to equity due to exercise of warrants	$379,661	$-
Noncash financing costs on common stock offering	$227,486	$-
Noncash warrant issuance costs	$91,283	$-
Conversion of preferred stock to common stock	$1,454,540	$7,521,305
Accrual of Series B preferred stock dividends	$-	$491,451

See accompanying notes

CLEVELAND BIOLABS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Period From January 1, 2009 to December 31, 2009 and to
June 30, 2010 (unaudited)

	Stockholders' Equity
	Common Stock
	Shares	Amount

Balance at January 1, 2009	13,775,805	$68,879

Issuance of options	-	-
Issuance of restricted shares	291,532	1,458
Recapture of expense for nonvested options forfeited	-	-
Restricted stock awards		-
Exercise of options	194,675	973
Conversion of Series B Preferred Shares to Common	4,693,530	23,468
Dividends on Series B Preferred shares	-	-
Issuance of shares - Series D financing	-	-
Allocation of financing proceeds to fair value of Series D warrants	-	-
Fees associated with Series D Preferred offering	-	-
Conversion of Series D Preferred Shares to Common	572,353	2,862
Exercise of warrants	675,613	3,378
Net Loss	-	-
Balance at December 31, 2009	20,203,508	$101,018

Issuance of options	-	-
Issuance of shares	375,865	1,879
Recapture of expense for nonvested options forfeited	-	-
Restricted stock awards	-	-
Exercise of options	63,541	318
Issuance of shares - February 2010 financing	1,538,462	7,692
Allocation of financing proceeds to fair value of warrants	-	-
Fees associated with February 2010 offering	-	-
Conversion of Series D Preferred Shares to Common	4,576,979	22,885
Exercise of warrants	181,901	910
Noncontrolling interest capital contribution to Incuron, LLC	-	-
Net Loss	-	-
Other comprehensive income
Foreign currency translation	-	-
Comprehensive loss
Balance at June 30, 2010	26,940,256	$134,701

See accompanying notes

CLEVELAND BIOLABS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Period From January 1, 2009 to December 31, 2009 and to
June 30, 2010 (unaudited)

Stockholders' Equity
Preferred Stock
	Series B	Amount	Series D	Amount

Balance at January 1, 2009	3,160,974	$15,805	-	$-

Issuance of options	-	-	-	-
Issuance of restricted shares	-	-	-	-
Recapture of expense for nonvested options forfeited	-	-	-	-
Restricted stock awards	-	-	-	-
Exercise of options	-	-	-	-
Conversion of Series B Preferred Shares to Common	(3,160,974)	(15,805)	-	-
Dividends on Series B Preferred shares	-	-	-	-
Issuance of shares - Series D financing	-	-	543	3
Allocation of financing proceeds to fair value of Series D warrants	-	-	-	-
Fees associated with Series D Preferred offering	-	-	-	-
Conversion of Series D Preferred Shares to Common			(76)	(1)
Exercise of warrants
Net Loss	-	-	-	-
Balance at December 31, 2009	-	$-	467	$2

Issuance of options	-	-	-	-
Issuance of shares	-	-	-	-
Recapture of expense for nonvested options forfeited	-	-	-	-
Restricted stock awards	-	-	-	-
Exercise of options	-	-	-	-
Issuance of shares - February 2010 financing	-	-	-	-
Allocation of financing proceeds to fair value of warrants	-	-	-	-
Fees associated with February 2010 offering	-	-	-	-
Conversion of Series D Preferred Shares to Common	-	-	(467)	(2)
Exercise of warrants	-	-	-	-
Noncontrolling interest capital contribution to Incuron, LLC	-	-	-	-
Net Loss	-	-	-	-
Other comprehensive income
Foreign currency translation	-	-	-	-
Comprehensive loss
Balance at June 30, 2010	-	$-	-	$-

See accompanying notes

CLEVELAND BIOLABS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Period From January 1, 2009 to December 31, 2009 and to
June 30, 2010 (unaudited)

	Stockholders' Equity

	Additional	Other
	Paid-in	Comprehensive	Accumulated	Noncontrolling
	Capital	Income/(Loss)	Deficit	Interests	Total

Balance at January 1, 2009	$56,699,750	$-	$(56,246,172)	$-	$538,261

Issuance of options	1,784,240	-	-	-	1,784,240
Issuance of restricted shares	991,612	-	-	-	993,070
Recapture of expense for nonvested options forfeited	(50,197)	-	-	-	(50,197)
Restricted stock awards	33,333	-	-	-	33,333
Exercise of options	361,884	-	-	-	362,857
Conversion of Series B Preferred Shares to Common	(7,663)	-	-	-	-
Dividends on Series B Preferred shares	-	-	(615,351)	-	(615,351)
Issuance of shares - Series D financing	5,428,304	-	-	-	5,428,307
Allocation of financing proceeds to fair value of Series D warrants	(3,016,834)				(3,016,834)
Fees associated with Series D Preferred offering	(720,175)	-	-	-	(720,175)
Conversion of Series D Preferred Shares to Common	(2,861)				-
Exercise of warrants	1,285,026				1,288,404
Net Loss	-	-	(12,826,409)	-	(12,826,409)
Balance at December 31, 2009	$62,786,418	$-	$(69,687,932)	$-	$(6,800,494)

Issuance of options	1,952,271	-	-	-	1,952,271
Issuance of shares	1,271,110	-	-	-	1,272,989
Recapture of expense for nonvested options forfeited	(38,787)	-	-	-	(38,787)
Restricted stock awards	6,630	-	-	-	6,630
Exercise of options	99,327	-	-	-	99,645
Issuance of shares - February 2010 financing	4,992,310	-	-	-	5,000,002
Allocation of financing proceeds to fair value of warrants	(2,629,847)	-	-	-	(2,629,847)
Fees associated with February 2010 offering	(578,118)	-	-	-	(578,118)
Conversion of Series D Preferred Shares to Common	(22,883)	-	-	-	-
Exercise of warrants	465,495	-	-	-	466,405
Noncontrolling interest capital contribution to Incuron, LLC	-		-	3,509,402	3,509,402
Net Loss	-	-	(5,803,671)	(89,248)	(5,892,919)
Other comprehensive income
Foreign currency translation	-	(100,288)	-	(19,303)	(119,591)
Comprehensive loss
Balance at June 30, 2010	$68,303,926	$(100,288)	$(75,491,603)	$3,400,851	$(3,752,413)

See accompanying notes

CLEVELAND BIOLABS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Three and Six Months Ending June 30, 2010 and 2009 (unaudited)

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss including noncontrolling interests	$(2,528,908)	$(6,476,730)	$(5,892,919)	$(9,435,660)
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	(119,591)	-	(119,591)	-

Comprehensive income including noncontrolling interests	(2,648,499)	(6,476,730)	(6,012,510)	(9,435,660)
Comprehensive (income)/loss attributable to noncontrolling interests	108,551	-	108,551	-

Comprehensive Income attributable to Cleveland BioLabs, Inc.	(2,539,948)	(6,476,730)	(5,903,959)	(9,435,660)

CLEVELAND BIOLABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

Cleveland BioLabs, Inc. (“CBLI”) and its subsidiary (collectively, the “Company”) is a biotechnology company focused on developing biodefense, tissue protection and cancer treatment drugs based on the concept of modulation of cell death for therapeutic benefit. The consolidated financial statements include the accounts of CBLI’s majority-owned, newly formed Russian subsidiary, Incuron, LLC (“Incuron”).  All intercompany balances and transactions have been eliminated in consolidation.

In May, 2010, CBLI contributed certain intellectual property rights to Incuron which was formed in the Russian Federation as a limited liability company on January 31, 2010, in exchange for an 83.9% membership interest.  The minority partner, Bioprocess Capital Ventures (“BCV”) contributed a total of 105,840,000 Russian rubles (approximately $3.5 million based on the current exchange rate) during April and June of 2010 in exchange for the remaining 16.1% membership interest.  Incuron was formed to develop CBLI’s curaxin technology for certain medical applications including oncology.  The participation agreement between CBLI and BCV entered in December 2009 and amended in April 2010 require (i) additional capital contributions in the amount of 69,730,000 Russian rubles (approximately $2.3 million based on the current exchange rate) by BCV and (ii) further contributions up to 373,927,000 Russian rubles (approximately $12.4 million based on the current exchange rate) by BCV contingent on the achievement of pre-determined scientific milestones and contingent contributions by CBLI to preserve CBLI’s intended ultimate membership interest in Incuron of 50.1%. Incuron commenced operations in May 2010 and the results of its research and development efforts have been included in the Company’s results of operations since that date.

The Company’s financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America, or GAAP, and on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations which raises a question about its ability to continue as a going concern.  The Company sustained a net loss of $5,892,919, for the six months ended June 30, 2010 and $12,826,409 for the fiscal year ended December 31, 2009.

The Company continues to explore investment and licensing arrangements and plans to submit proposals for government contracts and grants over the next two years totaling over $10 million. The Company has three applications pending totaling nearly $43 million. Many of the proposals will be submitted to government agencies that have awarded contracts and grants to the Company in the recent past.  Finally, the Company has implemented cost containment efforts that permit the incurrence of those costs that are properly funded, either through a government contract or grant or other capital sources. It is expected that the successful implementation of the financing and cost containment efforts identified above will allow the Company to continue to realize its assets and liquidate its liabilities in the ordinary course of business.

Note 2. Summary of Significant Accounting Policies

A.
Basis of Presentation - The information at June 30, 2010 and for the three months and six months ended June 30, 2010 and June 30, 2009 is unaudited. In the opinion of management, these financial statements have been prepared on a basis consistent with the Company’s annual audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009, which were contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC).

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

D.
Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements and according to terms of government contracts and grants, which generally require payment within 30 days. Management estimates an allowance for doubtful accounts which is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections. There is no allowance for doubtful accounts as of June 30, 2010 and December 31, 2009.

E.
Equipment - Equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally five years) using the straight-line method. Leasehold improvements are depreciated on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Major expenditures for renewals and betterments are capitalized and depreciated. Depreciation expense was $94,689 and $88,945 for the three months ended June 30, 2010 and 2009, respectively.  Depreciation expense was $192,996 and $180,543 for the six months ended June 30, 2010 and 2009, respectively.

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

A portion of this intellectual property is owned by the Cleveland Clinic Foundation (“CCF”) and granted to the Company through an exclusive licensing agreement. As part of the licensing agreement, the Company agrees to bear the costs associated with the preparation, filing and maintenance of patent applications relating to this intellectual property. Gross capitalized patents and patents pending costs were $752,631 and $688,355 for ten patent applications as of June 30, 2010 and December 31, 2009, respectively. Two of the CCF patent applications were approved by several nations and are amortized on a straight-line basis over the weighted average estimated remaining life of approximately fourteen years. The remainder of the CCF patent applications are still pending approval. The Company recognized $4,264, and $0 in amortization expense for the three months ended June 30, 2010 and 2009, respectively.  The Company recognized $6,681, and $0 in amortization expense for the six months ended June 30, 2010 and 2009, respectively.

The Company also has submitted patent applications as a result of intellectual property exclusively developed and owned by the Company. Gross capitalized patents pending costs were $217,960 and $199,371 for four patent applications as of June 30, 2010 and December 31, 2009, respectively. The patent applications are still pending approval.

The Company has also submitted two patent applications as a result of the collaborative research agreement with the Roswell Park Cancer Institute (“RPCI”).  As part of this collaborative agreement, the Company agrees to bear the costs associated with the preparation, filing and maintenance of patent applications related to the intellectual property being developed.  Gross capitalized patents pending costs were $17,928 and $8,340 for two patent applications as of June 30, 2010 and December 31, 2009, respectively.

The Company has also submitted one patent application as a result of the collaborative research agreement with the ChemBridge Corporation (“ChemBridge”).  As part of this collaborative agreement, the Company agrees to bear the costs associated with the preparation, filing and maintenance of patent applications related to the intellectual property being developed.  Gross capitalized patents pending costs were $38,652 and $38,484 for this patent application as of June 30, 2010 and December 31, 2009, respectively.

Below is a summary of the major identifiable intangible assets and weighted average amortization periods for each identifiable asset:

	As of June 30, 2010
				Weighted
				Average
		Accumulated	Net Intangible	Amortization
Intangible Assets	Cost	Amortization	Asset	Period (Years)
Patents	$235,767	$11,255	$221,512	14.4
Patent Applications	794,405	-	794,405	n.a.
	$1,027,171	$11,255	$1,015,916

The estimated amortization expense for the next five years for approved patents is as follows:

2010	$14,418
2011	$15,330
2012	$15,330
2013	$15,330
2014	$15,330

H.
Line of Credit - The Company has a working capital line of credit that is fully secured by cash equivalents and short-term investments. This fully-secured, working capital line of credit carries an interest rate of prime minus 1%, a borrowing limit of $600,000, and will expire on May 31, 2011. At June 30, 2010 and December 31, 2009, there were no outstanding borrowings under this credit facility.

I.
Accrued Warrant Liability – The Company issued warrants as part of the Series D Private Placement (as defined in Note 3) and as part of the 2010 Common Stock Equity Offering (as defined in Note 3). The warrants are accounted for as derivative instruments in accordance with the FASB Accounting Standards Codification on derivatives and hedging as the warrants are not indexed to the Company’s stock, and as the warrants contain a cashless exercise provision.  The warrants are initially recorded as accrued warrant liabilities based on their fair values on the date of issuance. Subsequent changes in the value of the warrants are shown in the statement of operations as “Change in value of warrant liability.”

The Series D Private Placement warrants carry a seven-year term and are exercisable for common shares of the Company at $1.60 per share.  The Company has a balance in accrued warrant liability of $10,741,245 and $8,410,379 at June 30, 2010 and December 31, 2009 for these warrants, respectively.

The 2010 Common Stock Equity Offering warrants carry a five-year term and are exercisable six months after the grant date for common shares of the Company at $4.50 per share.  The Company has a balance in accrued warrant liability of $1,935,385 and $0 at June 30, 2010 and December 31, 2009 for these warrants, respectively.

J.
Foreign Currency Translation - The Company translates all assets and liabilities of its foreign subsidiary, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translates income and expenses at the average exchange rates in effect during the period. The net effect of this translation is recorded in the consolidated financial statements as accumulated other comprehensive income (loss).

K.
Fair Value of Financial Instruments - Financial instruments, including cash and equivalents, accounts receivable, notes receivable, accounts payable and accrued liabilities, are carried at net realizable value.

The Company values its financial instruments in accordance with the FASB Accounting Standards Codification on fair value measurements and disclosures which establishes a hierarchy for the inputs used to measure fair value.  The fair value hierarchy prioritizes the valuation inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring a company to develop its own assumptions.  The Company does not have any significant assets or liabilities measured at fair value using Level 1 or Level 2 inputs as of June 30, 2010 and December 31, 2009.

The Company carries its Series D Private Placement warrants at fair value totaling $10,741,245 and $8,410,379 as of June 30, 2010 and December 31, 2009, respectively.  The Company carries its 2010 Common Stock Equity Offering warrants at fair value totaling $1,935,385 and $0 as of June 30, 2010 and December 31, 2009, respectively.  The Company used Level 3 inputs for valuation of the warrants, and their fair values were determined using the Black-Scholes option pricing model based on the following assumptions:

	Preferred D Warrant	2010 Offering Warrant
	Value at	Value at
	June 30, 2010	June 30, 2010
Stock price	$3.66	$3.66
Exercise price	$1.60	$4.50
Term in years	2.87	2.42
Volatility	102.97%	88.68%
Annual rate of quarterly dividends	-	-
Discount rate- bond equivalent yield	0.95%	0.77%

	Fair Value	Fair Value Measurements at
	As of	June 30, 2010
	June 30, 2010	Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Series D Preferred Warrant liability	$10,741,246			$10,741,246
2010 Offering Warrant liability	$1,935,385			$1,935,385

Total	$12,676,631			$12,676,631

At June 30, 2010, the assumption for the expected term in years used to value the Series D Private Placement warrants was changed based on an analysis of warrant exercise activity for the twelve months since issuance. At the time the warrants were issued, an expected term of two years was established based on the expectation that the warrants would be exercised earlier in their term as the warrants were immediately exercisable at a price below the market price of the stock.  At June 30, 2010, the Company determined that the safe harbor method for determination of the assumption relating to the expected term was more appropriate based on the limited exercise experience to date.  The safe harbor method calculates the expected term as one half of the remaining term of the warrants.

The Company recognized a fair value measurement loss of $330,507 and $4,068,926 on the Series D Private Placement warrants for the three months ended June 30, 2010 and June 30, 2009, respectively.  The Company recognized a fair value measurement gain of $364,308 and $0 on the 2010 Common Stock Equity Offering warrants for the three months ended June 30, 2010 and 2009, respectively.  In total, the Company recognized a fair value measurement gain of $33,801 and a fair value measurement loss of $4,068,926 for the three months ended June 30, 2010 and 2009, respectively.

The Company recognized a fair value measurement loss of $2,710,527 and $5,453,699 on the Series D Private Placement warrants for the six months ended June 30, 2010 and 2009, respectively.  The Company recognized a fair value measurement gain of $1,013,231 and $0 on the 2010 Common Stock Equity Offering warrants for the six months ended June 30, 2010 and 2009, respectively.  In total, the Company recognized a fair value measurement loss of $1,697,296 and $5,453,699 for the six months ended June 30, 2010 and 2009 respectively.

The Company does not have any other non-recurring assets and liabilities that are required to be presented on the balance sheets at fair value.

L.
Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under these circumstances. Actual results could differ from those estimates.

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

N.
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

For the six months ended June 30, 2010, the Company recognized $8,357 as revenue resulting in a balance of deferred revenue of $2,321,259 at June 30, 2010. At December 31, 2009, the balance in deferred revenue was $2,329,616.

O.
Research and Development – Research and development expenses consist primarily of costs associated with salaries and related expenses for personnel, costs of materials used in research and development, costs of facilities and costs incurred in connection with third-party collaboration efforts. Expenditures relating to research and development are expensed as incurred.

P.
Equity Incentive Plan - On May 26, 2006, the Company's Board of Directors adopted the 2006 Equity Incentive Plan (“Plan”) to attract and retain persons eligible to participate in the Plan, motivate participants to achieve long-term Company goals, and further align participants' interests with those of the Company's other stockholders. The Plan was to expire on May 26, 2016 and the aggregate number of shares of stock which could be delivered under the Plan may not exceed 2,000,000 shares. On February 14, 2007, these 2,000,000 shares were registered with the SEC by filing a Form S-8 registration statement. On April 29, 2008, the stockholders of the Company approved an amendment and restatement of the Plan (the “Amended Plan”) that clarified certain aspects of the Plan, contained updates that reflect changes and developments in federal tax laws and set the expiration date at April 29, 2018. On June 8, 2010, the stockholders of the Company approved an additional amendment to the Plan increasing the total shares that could be awarded under the Amended Plan to 7,000,000.  As of June 30, 2010, there were 3,337,086 stock options and 713,397 shares granted under the Amended Plan and 95,604 shares forfeited leaving 3,045,121 shares of stock available to be awarded under the Amended Plan.

During the three months ended June 30, 2010, the Company issued 702,404 stock options and 185,803 shares of common stock for the following:

•	77,404 stock options issued to employees and consultants under the Company’s incentive bonus plan.
•	35,000 stock options to two new employees as part of their compensation.
•	140,000 stock options to outside board members as part of their compensation.
•	420,000 stock options to the executive management team for the 2009 executive compensation bonus plan.
•	30,000 stock options to a consultant for payment of corporate strategy consulting services.
•	59,717 shares of common stock to outside board members as part of their compensation. The shares were valued at $196,076.

•	82,706 shares of common stock to six consultants for payment of corporate strategy consulting services rendered. The shares were valued at $280,183.
•	43,380 shares of common stock to two consultants for payment of financial consulting services rendered. The shares were valued at $154,833.

During the six months ended June 30, 2010, the Company issued 846,433 stock options and 266,865 shares of common stock for the following:

•	140,433 stock options issued to employees and consultants under the Company’s incentive bonus plan.
•	95,000 stock options to four new employees as part of their compensation.
•	46,000 stock options to two consultants for payment of corporate strategy consulting services rendered.
•	5,000 stock options to two consultants for payment of accounting services rendered.
•	140,000 stock options to outside board members as part of their compensation.
•	420,000 stock options to the executive management team for the 2009 executive compensation bonus plan.
•	59,717 shares of common stock to outside board members as part of their compensation. The shares were valued at $196,076.
•	144,744 shares of common stock to six consultants for payment of corporate strategy consulting services rendered. The shares were valued at $506,884.
•	62,404 shares of common stock to four consultants for payment of financial consulting services rendered. The shares were valued at $225,623.

During the year ended December 31, 2009, the Company issued 787,932 stock options and 211,532 shares of common stock for the following:

•	452,932 stock options issued to employees and consultants under the Company’s incentive bonus plan.
•	140,000 stock options to independent directors as part of their compensation as directors.
•	135,000 stock options to employees and consultants for a performance bonus.
•	60,000 stock options to a consultant for payment of investor relations services rendered.
•	103,484 shares of common stock to three consultants for payment of corporate strategy consulting services rendered. The shares were valued at $399,323.
•	78,048 shares of common stock to five consultants for payment of financial consulting services rendered. The shares were valued at $291,763.
•	30,000 shares of common stock to an employee for a performance bonus. The shares were valued at $99,900.

Q.	Stock-Based Compensation - The Company recognizes and values employee stock-based compensation under the provisions of the FASB Accounting Standards Codification on stock compensation.

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

During the three months ended June 30, 2010 and June 30, 2009, the Company granted 702,404 and 658,055 stock options, respectively. The Company recognized a total of $614,025 and $1,119,463 in expense related to stock options for the three months ended June 30, 2010 and June 30, 2009, respectively.  The Company also incurred an additional $37,800 of expense for stock options awarded under the 2009 Executive Compensation Plan. These options were originally expensed based on the December 31, 2009 variables, but were not issued until May 18, 2010. The change in dates resulted in a difference in valuation assumptions used in the Black-Scholes model causing an increase in the grant date fair value. This increase in the grant date fair value from $2.31 to $2.40 per share resulted in the incurrence of $37,800 in expense.  The net expense for options for the three months ended June 30, 2010 and June 30, 2009 was $651,825 and $1,119,463, respectively.

During the six months ended June 30, 2010 and June 30, 2009, the Company granted 846,433 and 658,055 stock options, respectively. The Company recognized a total of $944,271 and $1,221,026 in expense related to stock options for the six months ended June 30, 2010 and June 30, 2009, respectively.  The Company also recaptured $38,787 and $37,878 of previously recognized expense due to the forfeiture of non-vested stock options during the six months ended June 30, 2010 and June 30, 2009, respectively.  The Company also incurred an additional $37,800 of expense for stock options awarded under the 2009 Executive Compensation Plan. These options were originally expensed in 2009 based on the December 31, 2009 variables, but were not issued until May 18, 2010. The change in dates resulted in a difference in valuation assumptions used in the Black-Scholes model causing an increase in the grant date fair value. This increase in the grant date fair value from $2.31 to $2.40 per share resulted in the incurrence of $37,800 in expense.  The net expense for options for the six-months ended June 30, 2010 and June 30, 2009 was $943,284 and $1,183,148, respectively.

The assumptions used to value these option and grants using the Black-Scholes option valuation model are as follows:

	2010 YTD	2009
Risk-free interest rate	1.98-2.75%	1.87-2.74%
Expected dividend yield	0%	0%
Expected life	5-6 years	5-6 years
Expected volatility	84.23-89.55%	84.13-90.06%

The weighted average, estimated grant date fair values of stock options granted during the three months ended June 30, 2010 and June 30, 2009 were $2.32 and $1.76, respectively.

The following tables summarize the stock option activity for the six months ended June 30, 2010 and June 30, 2009, respectively.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
		Price per	Term
	Shares	Share	(in Years)

Outstanding, December 31, 2009	2,517,007	$5.46
Granted	846,433	$3.39
Exercised	63,541	$1.57
Forfeited, Canceled	64,427	$7.47
Outstanding, June 30, 2010	3,235,472	$4.95	8.15
Exercisable, June 30, 2010	2,963,097	$4.72	8.16

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
		Price per	Term
	Shares	Share	(in Years)

Outstanding, December 31, 2008	1,948,874	$6.17
Granted	658,055	$2.54
Exercised	86,981	$1.76
Forfeited, Canceled	3,313	$4.00
Outstanding, June 30, 2009	2,516,635	$5.37	8.46
Exercisable, June 30, 2009	2,149,435	$4.98	8.41

The Company recognized $631,092 and $301,758 in expense for shares issued under the Amended Plan during the three months ended June 30, 2010 and June 30, 2009, respectively.   The Company issued a total of 185,803 shares and 87,540 shares during the three months ended June 30, 2010 and June 30, 2009, respectively.  In addition, the Company recognized $3,296 and $8,241 in compensation expense related to the amortization of restricted shares during the three months ended June 30, 2010 and June 30, 2009, respectively.

The Company also recognized $1,272,990 and $503,842 in expense for shares issued under the Amended Plan during the six months ended June 30, 2010 and June 30, 2009, respectively.   The Company issued a total of 375,865 shares and 167,540 shares during the six months ended June 30, 2010 and June 30, 2009, respectively.  In addition, the Company recognized $6,630 and $16,574 in compensation expense related to the amortization of restricted shares during the six months ended June 30, 2010 and June 30, 2009, respectively.

R.
Income Taxes - No income tax expense was recorded for the six months ended June 30, 2010, as the Company does not expect to have taxable income in 2010 and does not expect any current federal or state tax expense.  A full valuation allowance has been recorded against the Company’s deferred tax asset, which is primarily related to operating loss and tax credit carryforwards and accrued expenses.

S.	Net Loss Per Share - Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share for the three months and six months ended June 30, 2010 and June 30, 2009:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net loss available to common stockholders	$(2,439,660)	$(6,699,202)	$(5,803,671)	$(9,927,111)

Net loss per share, basic and diluted	$(0.09)	$(0.45)	$(0.23)	$(0.69)

Weighted-average shares used in computing net loss per share, basic and diluted	26,734,076	14,789,062	25,132,246	14,342,277

The Company has excluded all outstanding preferred shares, warrants and options from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented.

The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method is as follows:

Common Equivalent Securities	June 30, 2010	June 30, 2009
Preferred Shares	-	1,967,116
Warrants	9,803,619	9,201,874
Options	3,253,472	2,516,635
Total	13,057,091	13,685,625

T.
Concentrations of Risk - Grant and contract revenue was comprised wholly from grants and contracts issued by federal and state governments and accounted for 100.0% and 100.0% of total revenue for the six months ended June 30, 2010 and June 30, 2009, respectively. Although the Company anticipates ongoing federal grant and contract revenue, there is no guarantee that this revenue stream will continue in the future.

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

U.
Foreign Currency Exchange Rate Risk - The Company has entered into a manufacturing agreement to produce one of its drug compounds with a foreign third party and is required to make payments in the foreign currency. As a result, the Company's financial results could be affected by changes in foreign currency exchange rates. Currently, the Company's exposure primarily exists with the Euro. As of June 30, 2010, the Company is obligated to make payments under the agreements of 1,654,440 Euros. As of June 30, 2010, the Company has purchased forward contracts for 1,000,000 Euros and, therefore, at June 30, 2010, had foreign currency commitments of $803,064 for Euros given prevailing currency exchange spot rates.

V.
Comprehensive Income/(Loss) - The Company applies the FASB Accounting Standards Codification on comprehensive income that requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

W.
Recently Issued Accounting Pronouncements – In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update became effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update did not have a material effect on the Company's financial statements.

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

Note 3. Stock Transactions

See Note 2P – Equity Incentive Plan for stock transactions made under the Company's Equity Incentive Plan.

Series D Preferred Stock and Warrants and Related Adjustments

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

In consideration for its services as exclusive placement agent, Garden State Securities, Inc. received cash compensation and Series D Warrants to purchase an aggregate of approximately 387,736 shares of common stock. In the aggregate, Series D Preferred and Series D Warrants issued in the transaction were initially convertible into, and exercisable for, approximately 8,142,508 shares of common stock subject to adjustment as described below. Each share of Series D Preferred was initially convertible into a number of shares of common stock equal to the stated value of the share ($10,000), divided by $1.40 (“Conversion Price”), subject to adjustment as discussed below.

At the time of its issuance, the Series D Preferred ranked junior to the Company’s Series B Convertible Preferred Stock and senior to all shares of common stock and other capital stock of the Company. The terms of the Series D Preferred provide that if the Company fails to meet certain milestones, the Conversion Price would, unless the closing price of the common stock was greater than $3.69 on the date the relevant milestone is missed, be reduced to 80% of the Conversion Price in effect on that date (“Milestone Adjustment”).  As described further below, the first Milestone Adjustment became effective on December 31, 2009. In addition to the Milestone Adjustment, the conversion provision of the Series D Preferred provide for periodic adjustments to the Conversion Price beginning on August 13, 2009 (the “Initial Adjustment Date”), whereby the Conversion Price was reduced to 95% of the Conversion Price on the Initial Adjustment Date, and on each three month anniversary of the Initial Adjustment Date, the then Conversion Price is to be reduced by $0.05 (subject to adjustment) until maturity or converted as described below.  The Conversion Price is also subject to proportional adjustment in the event of any stock split, stock dividend, reclassification or similar event with respect to the common stock and to anti-dilution adjustment in the event of any Dilutive Issuance as defined in the Certificate of Designation.

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

On October 26, 2009, the SEC declared effective a registration statement of the Company registering up to 4,366,381 shares of common stock for resale from time to time by the selling stockholders named in the prospectus contained in the registration statement. This number represented 4,366,381 shares of common stock issuable upon the conversion or exercise of the securities issued in the Company’s February and March 2009 private placement. Of these 4,366,381 shares of common stock, up to 3,863,848 shares were issuable upon conversion of Series D Preferred and up to 502,533 shares were issuable upon exercise of the Series D Warrants. The Company will not receive any proceeds from the sale of the underlying shares of common stock, although to the extent the selling stockholders exercised warrants for the underlying shares of common stock, the Company will receive the exercise price of those warrants unless the warrant holder exercised the warrants using the cashless provision.  The registration statement was filed to satisfy registration rights that the Company had granted as part of the private placement. Since the securities are now convertible into common shares and freely tradable after conversion, the 40% reduction described above was eliminated when calculating fair market values of the Series D Warrants. Subsequent to the effectiveness of the registration statement and as of December 31, 2009, 13.4 Series D Preferred shares were converted into common stock and 71,429 Series D Warrants were exercised for common stock.

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

On December 31, 2009, the conversion price of the Company’s Series D Convertible Preferred Stock was reduced from $1.28 to $1.02. This reduction was the result of the Milestone Adjustment provided in the Certificate of Designation of Preferences, Rights and Limitations of the Series D Preferred.  This reduction caused the number of shares of common stock issuable upon conversion of the Series D Preferred to increase from 3,647,281 to 4,576,979 as of December 31, 2009. In addition, pursuant to the weighted-average anti-dilution provisions of the Series B Warrants and the Series C Warrants, this adjustment caused the exercise price of the Series B Warrants to decrease from $6.68 to $6.37, the aggregate number of shares of common stock issuable upon exercise of the Series B Warrants to increase from 3,668,727 to 3,847,276, the exercise price of the Series C Warrants to decrease from $7.08 to $6.76 and the aggregate number of shares of common stock issuable upon exercise of the Series C Warrants to increase from 414,952 to 434,596. Certain other warrants issued prior to the Company’s initial public offering were also adjusted pursuant to anti-dilution provisions contained in those warrants such that their per share exercise price reduced from $1.46 to $1.39. For these warrants issued prior to the Company’s initial public offering, the aggregate number of shares of common stock issuable increased from 112,210 to 117,861.

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

2010 Common Stock Private Placement and Related Adjustments

On March 2, 2010 the Company issued 1,538,462 shares of common stock and Common Stock Purchase Warrants to purchase an aggregate of 1,015,385 shares of common stock, for an aggregate purchase price of $5,000,000. The Warrants are exercisable commencing six months following issuance and expire on March 2, 2015.  The placement agent also received additional warrants to purchase 123,077 shares of common stock.

The fair value of the 1,138,462 Warrants issued with the 2010 Common Stock Private Placement was $2,948,617 and was computed using the Black-Scholes option pricing model using the following assumptions:

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

Other Issuances

On January 1, 2010, the Company issued 34,000 shares of common stock to several consultants of the Company.

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

The Company is also party to three agreements that require it to make milestone payments, royalties on net sales of the Company's products and payments on sublicense income received by the Company. As of June 30, 2010, $350,000 in milestone payments have been made under one of these agreements. There are no milestone payments or royalties on net sales accrued for any of the three agreements as of June 30, 2010 and December 31, 2009.

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues for liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. For all periods presented, the Company is not a party to any pending litigation or other legal proceedings. From time to time in the ordinary course of business, the Company may be subject to claims brought against it. It is not possible to state the ultimate liability, if any, that could result to the Company as a result of these matters.

The Company currently has operating lease commitments in place for facilities in Buffalo, New York and Chicago, Illinois as well as office equipment. The Company recognizes rent expense on a straight-line basis over the term of the related operating leases. The operating lease expenses recognized were $92,041 and $86,718 for the three months ended June 30, 2010 and June 30, 2009, respectively.  The operating lease expenses recognized were $183,786 and $173,438 for the six months ended June 30, 2010 and June 30, 2009, respectively.

Annual future minimum lease payments under present lease commitments are as follows:

Operating
Leases

2010 remaining two quarters	245,722
2011	315,342
2012	147,915
2013	3,540
$712,519

The Company has entered into stock option agreements with key employees, board members and consultants with exercise prices ranging from $0.66 to $17.00. These awards were approved by the Company’s Board of Directors. The options expire ten years from the date of grant except for 18,000 options that expire on December 31, 2012, subject to the terms applicable in the agreement.

The following tables summarize the stock option activity for the six months ended June 30, 2010 and June 30, 2009:

		Weighted Average
	Options	Exercise Price Per Share
Outstanding, December 31, 2009	2,517,007	$5.46
Granted	846,433	$3.39
Exercised	63,541	$1.57
Forfeited, Canceled	64,427	$7.47
Outstanding, June 30, 2010	3,235,472	$4.95

		Weighted Average
	Options	Exercise Price Per Share
Outstanding, December 31, 2008	1,948,874	$6.17
Granted	658,055	$2.54
Exercised	86,981	$1.76
Forfeited, Canceled	3,313	$4.00
Outstanding, June 30, 2009	2,516,635	$5.37

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

		Weighted	Number of
		Average	Common
		Exercise	Shares
		Price Per	Exerciseable
	Warrants	Share	Into
Outstanding, December 31, 2009	6,956,673	$3.71	8,641,893
Granted	1,138,461	$4.50	1,138,461
Exercise Price Adjustment		$(0.14)	272,127
Exercised	208,939	$1.52	243,144
Forfeited, Canceled	3,973	$1.39	5,718
Outstanding, June 30, 2010	7,882,222	$3.88	9,803,619

		Weighted	Number of
		Average	Common
		Exercise	Shares
		Price Per	Exerciseable
	Warrants	Share	Into
Outstanding, December 31, 2008	3,453,268	$8.86	3,453,268
Granted	4,265,122	$1.20	4,265,122
Exercise Price Adjustment		$(3.07)	1,483,484
Exercised	-	n/a	-
Forfeited, Canceled	-	n/a	-
Outstanding, June 30, 2009	7,718,390	$3.59	9,201,874

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

The Company is not currently a party to any pending material legal actions. From time to time in the ordinary course of business, the Company may be subject to claims brought against it.

Note 5. Subsequent Events

No material subsequent events have occurred since the balance sheet date of June 30, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management's discussion and analysis of financial condition and results of operations and other portions of this filing contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, results of our research and development, efforts and clinical trials, product demand, market acceptance and other factors discussed below and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2009. See also the Risk Factors discussed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2009. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and in our Annual Report on Form 10-K for the year ended December 31, 2009.

OVERVIEW

Cleveland BioLabs, Inc. is a biotechnology company focused on developing biodefense, tissue protection and cancer treatment drugs based on the concept of modulation of cell death for therapeutic benefit. CBLI was incorporated in Delaware and commenced business operations in June 2003. We have devoted substantially all of our resources to the identification, development and commercialization of new types of drugs for protection of normal tissues from exposure to radiation and other stresses, such as toxic chemicals and cancer treatments. Our pipeline includes products from two primary families of compounds: protectans and curaxins. We are developing protectans as drug candidates that protect healthy tissues from acute stresses such as radiation, chemotherapy and ischemia (pathologies that develop as a result of blocking blood flow to a part of the body). Curaxins are being developed by Incuron, our majority-owned, newly formed Russian subsidiary, as anticancer agents that could act as mono-therapy drugs or in combination with other existing anticancer therapies.

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

In the area of radiation protection, we have achieved high levels of protection in animal models. With respect to cancer treatment, the biology of cancer is such that there is no single drug that can be successfully used to treat a significant proportion of the large number of different cancers and there is wide variability in individual responses to most therapeutic agents. This means there is a continuing need for additional anticancer drugs for most cancers.

These drug candidates demonstrate the value of our scientific foundation. Based on the accelerated review and approval status currently available for drugs qualifying for Fast Track status, our most advanced drug candidate, Protectan CBLB502 may be approved for treatment of acute radiation syndrome within 18 - 24 months. Another drug candidate, Curaxin CBLC102, demonstrated activity and safety in a Phase IIa clinical trial concluded in late 2008.

STRATEGIES AND OBJECTIVES

Our primary objective is to become a leading developer of drugs for the protection of human tissues against radiation and other stresses and for cancer treatment. Key elements of our strategy include:

•
Aggressively working towards the commercialization of Protectan CBLB502. Our most advanced drug candidate, Protectan CBLB502, offers the potential to protect normal tissues against exposure to radiation. Because CBLB502 demonstrates the potential to address an unmet medical need and is intended to treat a serious or life-threatening condition, CBLB502 has been granted Fast Track status by the FDA.  The Fast Track designation will allow CBLI to file a Biologic License Application, or BLA, on a rolling basis and will allow the FDA to review the filing as it is received rather than waiting for the complete submission prior to commencing the review process.  In addition, our BLA filing will be eligible for priority review, which could result in an abbreviated review time of six months. We expect to complete development of Protectan CBLB502 for treatment of acute radiation syndrome and initiate submission of the BLA with the FDA in mid-2011.

•
Leveraging our relationship with leading research and clinical development institutions. The Cleveland Clinic, or CCF, one of the top research medical facilities in the world, is one of our co-founders. In January 2007, we entered into a strategic research partnership with Roswell Park Cancer Institute, or RPCI, in Buffalo, New York. We have continued our research and development program that we initiated at CCF at RPCI and RPCI shares valuable expertise with us as developmental efforts are performed on our drug candidates. These partnerships will enhance the speed and efficiency of our clinical research and provide us with access to the state-of-the-art clinical development facilities of a globally recognized cancer research center.

•
Utilizing governmental initiatives to target our markets. Our focus on drug candidates such as Protectan CBLB502, which has applications that have been deemed useful for military and defense purposes, provides us with a built-in market for our drug candidates. This enables us to invest less in costly retail and marketing resources. In an effort to improve our responsiveness to military and defense needs, we have established a collaborative relationship with the Department of Defense, or DoD, the Biomedical Advanced Research and Development Authority, or BARDA, of the Department of Health and Human Services, or HHS, and the Armed Forces Radiobiology Research Institute, or AFRRI.

•
Utilizing and developing other strategic relationships. We have collaborative relationships with other leading organizations that enhance our drug development and marketing efforts. For example, one of our founders, with whom we maintain a strategic partnership, is ChemBridge Corporation. Known for its medicinal chemistry expertise and synthetic capabilities, ChemBridge provides valuable resources to our drug development research including access to a chemical library of almost 2,000,000 compounds.

RESEARCH AND DEVELOPMENT

We are highly dependent on the success of our R&D efforts and, ultimately, upon regulatory approval and market acceptance of our products under development.

There are significant risks and uncertainties inherent in the preclinical and clinical studies associated with our R&D projects. As a result, the costs to complete such projects, as well as the period in which net cash outflows from such programs are expected to be incurred, may not be reasonably estimated. From our inception to June 30, 2010, we spent $65,456,290 on R&D.

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

Nine sets of patent applications have been filed over the past six years around various aspects and qualities of the protectan family of compounds. The first patent covering the method of protecting a mammal from radiation using flagellin or its derivatives was granted by the U.S. Patent and Trademark Office (US Patent No. 7,638,485 titled "Modulating Apoptosis") and the European Patent Office (European Publication Number FP 1706133, titled "Methods of Protecting Against Radiation Using Flagellin."). This patent was also granted by the nine member countries of the Eurasian Patent Organization, and the Ukraine. A second patent titled “Small Molecule Inhibitors of MRP1 and Other Multidrug Responders” was approved by several nations, not including the U.S. We believe that with the patent applications filed to date in the U.S. and internationally around various properties of protectan compounds, we have protected the potentially broad uses of our protectan technology.

We spent approximately $13,738,983 and $8,995,500 on R&D for protectans for all applications in the fiscal years ended December 31, 2009 and 2008, respectively. For the quarters ended June 30, 2010 and 2009, we spent $3,733,742 and $4,525,603, respectively.  For the six months ended June 30, 2010 and 2009, we spent $7,326,313 and $6,760,224, respectively.  From our inception to June 30, 2010, we spent $47,573,795 on R&D for protectans.

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

We spent approximately $13,732,416 and $8,021,040 on R&D for Protectan CBLB502 in the fiscal years ended December 31, 2009 and 2008, respectively. For the quarters ended June 30, 2010 and 2009, we spent $3,733,742 and $4,525,603, respectively, on R&D for Protectan CBLB502.  For the six months ended June 30, 2010 and 2009, we spent $7,326,313 and $6,755,071, respectively, on R&D for Protectan CBLB502.  From our inception to June 30, 2010, we spent $44,436,854 on R&D for Protectan CBLB502.

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

In January 2010, we began dosing in the second human safety study, a Phase Ib study, for CBLB502 and completed dosing in May 2010. This safety study included a total of 100 healthy volunteers randomized among four dosing regimens of CBLB502. Our goal is to complete the data analysis and filing of the final study report with the FDA in the third quarter of 2010. Participants in the 100-subject study were assessed for adverse side effects and blood samples were obtained to assess the effects of CBLB502 on various biomarkers. The primary objectives of this study are to gather additional data on safety, pharmacokinetics, and cytokine biomarkers in a larger and broader subject population in order to finalize an appropriate dose to take forward and determine the size of a definitive human safety study. We would then anticipate moving forward with the double-blind definitive safety study in a larger group of healthy human volunteers. We believe the addition of the intermediate 100-subject trial will be very beneficial for both the potential commercialization of CBLB502 and our regulatory process towards FDA licensure.

The Defense Threat Reduction Agency of the DoD awarded us a $1.3 million grant in March 2007, to fund “development leading to the acquisition” of Protectan CBLB502 as a radiation countermeasure, in collaboration with AFRRI, which has also received significant independent funding for work on Protectan CBLB502.

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

In September 2008, we were awarded a $774,183 grant from the National Institute of Allergy and Infectious Diseases, or NIAID, of the National Institutes of Health, or NIH, to further study certain mitigating properties of Protectan CBLB502 in the context of hematopoietic damage from radiation exposure. In September 2009, NIAID awarded us an additional $458,512 for the continuation of the same grant.

In September 2008, the BARDA awarded us a contract under the BAA titled, "Therapies for Hematopoietic Syndrome, Bone Marrow Stromal Cell Loss, and Vascular Injury Resulting from Acute Exposure to Ionizing Radiation," for selected tasks in the advanced development of Protectan CBLB502. The total contract value including all milestone-based options started at $13.3 million over a three-year period, with the first year's award of $3.4 million. In September 2009, BARDA increased the total contract value $2.3 million to $15.6 million and awarded the first milestone option of $6.3 million. BARDA has since awarded the second, third and fourth milestone options under the contract for $1.47 million, $0.46 million and $4.14 million, respectively. BARDA seeks to acquire developed medical countermeasures that will be clinically useful in a civilian medical emergency situation that results from or involves exposure of a large population to the effects of a nuclear detonation, a radiologic dispersive device (such as a dirty bomb), or exposure to radioactive material with or without combined injury or trauma.

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

We spent approximately $13,676,289 and $7,264,813 on R&D for the non-medical applications of Protectan CBLB502 in the fiscal years ended December 31, 2009 and 2008, respectively. For the quarters ended June 30, 2010 and 2009, we spent $3,733,742 and $4,525,603, respectively, on R&D for biodefense applications of Protectan CBLB502.  For the six months ended June 30, 2010 and 2009, we spent $7,326,313 and $6,698,944, respectively, on R&D for biodefense applications of Protectan CBLB502.  From our inception to June 30, 2010, we spent $42,603,798 on R&D for the biodefense applications of Protectan CBLB502.

Protectan CBLB502 is a candidate for procurement by the DoD, HHS/BARDA and other countries / territories facing imminent nuclear and radiation threats. The HHS opportunity is particularly positive for us as the agency’s mandate is to protect the U.S. civilian population in the event of a radiological emergency, including stockpiling radiation countermeasures for mass distribution. Our contract awards from the DoD and BARDA evidence the government’s focus on acquiring adequate protection against nuclear and radiation threats for military and civilian populations. Upon FDA approval, Protectan CBLB502 should be well positioned to fulfill both of these needs, with its demonstrated unprecedented efficacy and survival benefits, unique ability to address both hematopoietic and GI damage, broad window of efficacy relative to radiation exposure and suitability for both military and civilian delivery scenarios. We believe that Protectan CBLB502 is the only radiation countermeasure with these capabilities in advanced development that can be self or buddy-administered, without the need of additional supportive care in a battlefield or civilian community setting.

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

As part of this expedited approval process, the FDA has indicated that it intends to engage in a highly interactive review of Investigational New Drug, or IND, applications, New Drug Applications, or NDA and BLA and to provide for accelerated review and licensure of certain medical products for counterterrorism applications, including granting eligible applications “Fast Track” status. The Fast Track program is designed to expedite the review of investigational drugs for the treatment of patients with serious or life-threatening diseases where there is an unmet medical need. Fast Track designations allow a company to file a NDA or BLA on a rolling basis and permits the FDA to review the filing as it is received, rather than waiting for the complete submission prior to commencing the review process. Additionally, NDAs and BLAs for fast track development programs are eligible for priority review, which may result in an abbreviated review time of six months. In July 2010, the FDA granted our application for Fast Track status in respect of CBLB502. Fast Track status will allow us to have additional interactions with the FDA, including extra in-person meetings and faster review of our BLA filing, which will expedite implementation of the CBLB502 development plan and preparation and approval of the BLA.

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

Prior to our submission for FDA licensure for Protectan CBLB502 for biodefense or non-medical applications, we will need to complete several interim steps, including:

•
Conducting pivotal animal efficacy studies with the cGMP manufactured drug candidate under Good Laboratory Practices, or GLP, conditions. We expect to complete these studies in 2011. The studies have an approximate cost of $2,500,000 and are covered by a government development contract.

•
Completing the analysis and reporting of the second Phase I safety study in approximately 100 healthy human volunteers, which we expect to complete in the third quarter of 2010. This study has an approximate cost of $1,400,000 and is covered by a government development contract.

•
Performing a Phase II human safety study in a larger number of volunteers using the dose of Protectan CBLB502 previously shown to be safe in humans and efficacious in animals. We estimate completion of this study in 2011 at an approximate cost of $7,000,000 based on 500 subjects tested in four locations. This study is covered by a government development contract pending approval.

•	Filing a BLA which we expect to initiate in 2011. At the present time, the costs of the filing cannot be approximated with any level of certainty.

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

Consistent with this strategy, we plan to initiate a Phase I/II study for Protectan CBLB502 in head and neck cancer patients who are undergoing radiotherapy and radio-sensitizing chemotherapy in late 2010 for the medical indication of CBLB502. The primary goal of this trial will be to demonstrate safety and tolerability of CBLB502 in cancer patients with a secondary goal of demonstrating potential efficacy of CBLB502 in a clinical setting. The primary endpoint of the study will be the reduction of toxicities of radiation and chemotherapy, such as mucositis (a painful inflammation and ulceration of oral mucosa causing difficulties with speaking and eating). Mucositis weakens the patient by not allowing for the oral intake of nutrients and fluids and forces the temporary suspension of radiotherapy and chemotherapy until the tissues of the mouth and throat have healed. Due to the ability of head and neck cancer cells to regrow during periods of interrupted treatment, any interruption in radiotherapy should be avoided. Since the main cause of treatment interruptions in radiotherapy or combinations of chemotherapy and radiotherapy treatment regimens of head and neck cancer is acute mucositis, the ability to prevent mucositis, and therefore, interruptions in treatment, could potentially result in better outcomes for patients with cancers of the head and neck.

In other studies, we have demonstrated the potential of Protectan CBLB502 to be applicable to ischemic conditions. Our researchers, in collaboration with investigators from CCF, have demonstrated that a single injection of Protectan CBLB502 effectively prevents acute renal failure and subsequent death in a mouse model of ischemia-reperfusion renal injury.

The DoD awarded a $1 million grant to CCF in 2008 to conduct pre-clinical studies on Protectan CBLB502 for use in tourniquet and other ligation-reperfusion battlefield injuries where blood flow is stopped and then restored after a prolonged period of time. These studies have demonstrated Protectan CBLB502’s ability to accelerate limb recovery in an animal model of tourniquet-mediated injury simulating the situation occurring in human. It has been demonstrated that injection of Protectan CBLB502 within 30 minutes of tourniquet removal leads to a marked reduction in the severity of injury, including reductions in tissue edema, pro-inflammatory cytokine production and leukocyte infiltration leading to accelerated recovery of limb function.

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

We spent approximately $56,127 and $756,227 on R&D for the medical applications of Protectan CBLB502 in the fiscal years ended December 31, 2009 and 2008, respectively. For the quarters ended June 30, 2010 and 2009, we spent $0 and $0, respectively, on R&D for the medical applications of Protectan CBLB502.  For the six months ended June 30, 2010 and 2009, we spent $0 and $56,127, respectively, on R&D for the medical applications of Protectan CBLB502.  From our inception to June 30, 2010, we spent $1,833,056 on R&D for the medical applications of Protectan CBLB502.

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

We spent approximately $6,567 and $974,459 on R&D for Protectan CBLB612 in the fiscal years ended December 31, 2009 and December 31, 2008, respectively. For the quarters ended June 30, 2010 and 2009, we spent $0 and $0, respectively, on R&D for Protectan CBLB612.  For the six months ended June 30, 2010 and 2009, we spent $0 and $5,153, respectively, on R&D for Protectan CBLB612.  From our inception to June 30, 2010, we spent $3,136,941 on R&D for Protectan CBLB612. Further development and extensive testing will be required to determine its technical feasibility and commercial viability.

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

In July 2010, a discovery regarding potential antiviral applications for our curaxin family of molecules was pre-published online in the Journal of Virology, the world’s leading peer-reviewed journal in the field of virology (Gasparian, Neznanov, et al., Journal of Virology,  doi:10.1128/JVI.02569-09; July 14, 2010).

The published study, conducted by our scientists in cooperation with investigators from RPCI and Cleveland State University, examined the ability of the Company’s prototype curaxin (CBLC102, or quinacrine) and other similar compounds to inhibit a mechanism used by picornaviruses to synthesize their proteins that is essential for their viability.  This group of viruses includes important human pathogens such as poliovirus.  In particular, the specific interaction of curaxins with double-stranded RNA effectively blocks synthesis of viral, but not cellular proteins.  This study provides proof of principle for the prospective extension of curaxins from anticancer to antiviral applications.

Nine sets of patent applications have been filed around the curaxin family of compounds.

We spent approximately $592,690 and $3,233,872 on R&D for curaxins overall in the fiscal years ended December 31, 2009 and 2008, respectively. For the quarters ended June 30, 2010 and 2009, we spent $333,458 and $246,497 respectively on R&D for curaxins.  For the six months ended June 30, 2010 and 2009, we spent $404,462 and $514,758 respectively on R&D for curaxins.  From our inception to June 30, 2010, we spent $12,638,743 on R&D for curaxins.

In December 2009, we entered into our Incuron joint venture with Bioprocess Capital Ventures, or BCV, a Russian Federation venture capital fund, to develop our curaxin compounds for cancer, liver, viral and age related disease applications. According to the terms of the agreement, we transferred the aforementioned rights of curaxin molecules to the new joint venture, and BCV will contribute an aggregate of 549,497,000 Russian rubles (approximately $18.2 million based on the current exchange rate) to support development of the compounds. BCV made the first payments of 105,840,000 Russian rubles (approximately $3.5 million based on the current exchange rate) during April and June of 2010. Pursuant to the participation agreement, as amended, BCV will make an additional payment of 69,730,000 Russian rubles (approximately $2.3 million based on the current exchange rate) as part of its initial contribution. BCV will make the balance of its contribution upon the achievement of predetermined development milestones. The first milestone payment of 192,737,000 Russian rubles (approximately $6.4 million based on the current exchange rate) will be made upon approval to begin clinical trials on oncology patients with a selected lead curaxin compound, or upon progression of a clinical program of CBLC102. The second milestone payment of 181,190,000 Russian rubles (approximately $6.0 million based on the current exchange rate) will be made upon completion of at least one Phase I/II trial in cancer patients. Although it is anticipated that CBLI will ultimately own 50.1% of the membership interest in Incuron, depending on the U.S. dollar/Russian ruble exchange rate and the U.S. dollar-equivalent value of the aggregate contributions made by BCV, CBLI may be required to either transfer a portion of its ownership interest to BCV or make a cash contribution to Incuron. In such a case, if CBLI chooses to transfer a portion of its ownership interest to BCV, CBLI may ultimately own less than 50.1% of the membership interest of Incuron, but will retain the right to appoint a majority of the members of the board of directors of Incuron. We serve as a subcontractor to Incuron to support certain mechanistic studies and oversee clinical development in the U.S.

Curaxin CBLC102

One of the curaxins from the 9-aminoacridine group is a long-known, anti-infective compound known as quinacrine, which we refer to as Curaxin CBLC102. It has been used for over 40 years to treat malaria, osteoarthritis and autoimmune disorders. However, we have discovered new mechanisms of action for quinacrine in the area of apoptosis. Through assay testing performed at Dr. Andrei Gudkov’s laboratories at CCF beginning in 2002, which included testing in a variety of human tumor-derived cell lines representing cancers of different tissue origin (including RCC, sarcomas, prostate, breast and colon carcinomas), we have observed that Curaxin CBLC102 behaves as a potent NF-kB suppressor and activator of p53 in these types of cancer cells. As published in Oncogene (Guo et al., Oncogene, 2009, 28:1151-1161), it has now been shown that treatment of cancer cells with CBLC102 results in the inhibition of the molecular pathway (PI3K/Akt/mTOR) that is important for cancer cell survival and is considered to be a highly relevant anticancer treatment target.  Finally, CBLC102 has favorable pharmacological and toxicological profiles and demonstrates the anticancer effect in transplants of human cancer cells into primates.

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

We spent approximately $262,637 and $1,741,194 on R&D for Curaxin CBLC102 in the fiscal years ended December 31, 2009 and 2008, respectively. For the quarters ended June 30, 2010 and 2009, we spent $166,729 and $70,958, respectively, on R&D for Curaxin CBLC102.  For the six months ended June 30, 2010 and 2009, we spent $201,930 and $218,134, respectively, on R&D for Curaxin CBLC102.  From our inception to June 30, 2010, we spent $6,931,049 on R&D for Curaxin CBLC102.

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

As a result of this comprehensive hit-to-lead optimization program, we have developed CBLC137, which is a drug candidate with proprietary composition of matter belonging to our next generation of highly improved curaxins. CBLC137 has demonstrated reliable anti-tumor effects in animal models of colon, breast, renal and prostate cancers.  CBLC137 has favorable pharmacological characteristics, is suitable for oral administration and demonstrates a complete lack of genotoxicity.  It shares all of the positive aspects of CBLC102, but significantly exceeds the former compound’s activity and efficacy in preclinical tumor models.  Further development of CBLC137 will continue through the Incuron joint venture.

Six sets of patent applications have been filed for other curaxins.

We spent approximately $330,053 and $1,492,678 on R&D for other curaxins in the fiscal years ended December 31, 2009 and 2008, respectively. For the quarters ended June 30, 2010 and 2009, we spent $166,729 and $175,539, respectively, on R&D for other curaxins.  For the six months ended June 30, 2010 and 2009, we spent $202,532 and $296,623, respectively, on R&D for other curaxins.  From our inception to June 30, 2010, we spent $5,707,694 on R&D for other curaxins.

CBLC137 is at a very early stage of its development and, as a result, it is premature to estimate when any development may be completed, the cost of development or when any cash flow could be realized from development.

FINANCIAL OVERVIEW

Including several non-cash charges, our net loss decreased from $6,476,730 for the three months ended June 30, 2009 to $2,528,908 for the three months ended June 30, 2010, a decrease of $3,947,822 or 61.0%. We incurred non-cash charges of depreciation and amortization of $98,953 and $88,944, non-cash salaries and consulting fees of $1,274,180 and $1,429,462 and a change in the value of warrants of ($33,800) and $4,068,926 for the three months ended June 30, 2010 and 2009, respectively. Excluding these non-cash charges, our net loss increased $300,177 or 33.8% from $889,398 for the three months ended June 30, 2009 to $1,189,575 for the three months ended June 30, 2010. This increase was due to higher R&D costs on the curaxin compounds and general and administrative costs to support our continued growth and development including our consolidated subsidiary, Incuron.

Including several non-cash charges, our net loss decreased from $9,435,660 for the six months ended June 30, 2009 to $5,892,919 for the six months ended June 30, 2010, a decrease of $3,542,741 or 37.6%. We incurred non-cash charges of depreciation and amortization of $199,677 and $180,543, non-cash salaries and consulting fees of $2,210,871 and $1,703,563 and a change in the value of warrants of $1,697,296 and $5,453,699 for the six months ended June 30, 2010 and 2009, respectively. Excluding these non-cash charges, our net loss decreased $312,780 or 14.9% from $2,097,855 for the six months ended June 30, 2009 to $1,785,075 for the six months ended June 30, 2010. This decrease was due to increased government funding and our cost containment efforts that include incurring R&D costs that are predominantly supported through government funding or direct investment and reducing general and administrative costs.

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

Critical Accounting Policies

Our management's discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, expenses and other reported disclosures. We believe that we consistently apply these judgments and estimates and the financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statements of income and financial position. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances.

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

We recognize revenue related to the funds received from the State of New York under the sponsored research agreement with RPCI as allowable costs are incurred. We recognize revenue on research laboratory services and the subsequent use of related equipment. The amount paid as a payment toward future services related to the equipment is recognized as a prepaid asset and will be recognized as revenue ratably over the useful life of the asset.

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

Research and Development Expenses

R&D costs are expensed as incurred. These expenses consist primarily of our proprietary R&D efforts, including salaries and related expenses for personnel, costs of materials used in our R&D costs of facilities and costs incurred in connection with our third-party collaboration efforts. Pre-approved milestone payments made by us to third parties under contracted R&D arrangements are expensed when the specific milestone has been achieved. As of June 30, 2010, $50,000 has been paid to CCF for milestone payments relating to the filing of an IND with the FDA for Curaxin CBLC102, $250,000 has been paid to CCF as a result of commencing Phase II clinical trials for Curaxin CBLC102 and $50,000 has been paid to CCF relating to the filing of an IND with the FDA for Protectan CBLB502. Once a drug receives regulatory approval, we will record any subsequent milestone payments in identifiable intangible assets, less accumulated amortization, and amortize them evenly over the remaining agreement term or the expected drug life cycle, whichever is shorter. We expect our R&D expenses to increase as we continue to develop our drug candidates.

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

Through December 31, 2009, we capitalized $929,976 in expenditures less amortization associated with the preparation, filing and maintenance of certain of our patents, which were incurred through the year ended December 31, 2009. We capitalized an additional $92,621 and amortized an additional $6,681 for the six months ended June 30, 2010, resulting in a balance of capitalized intellectual property totaling $1,015,916.

Stock-based Compensation

All stock-based compensation, including grants of employee stock options, is recognized in the statement of operations based on its fair value.

The fair value of each stock option granted is estimated on the grant date using accepted valuation techniques such as the Black Scholes Option Valuation model or Monte Carlo Simulation depending on the terms and conditions present within the specific option being valued. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect our experience. We use a risk-free rate based on published rates from the St. Louis Federal Reserve at the time of the option grant; assume a forfeiture rate of zero; assume an expected dividend yield rate of zero based on our intent not to issue a dividend in the foreseeable future; use an expected life based on the safe harbor method; and presently compute an expected volatility based on a method layering in the volatility of our company along with that of similar high-growth, publicly-traded, biotechnology companies due to the limited trading history of our company. Compensation expense is recognized using the straight-line amortization method for all stock-based awards.

During the six months ended June 30, 2010 and June 30, 2009, we granted 846,433 and 658,055 stock options, respectively. We recognized a total of $944,271 and $1,221,026 in expense related to stock options for the six months ended June 30, 2010 and June 30, 2009, respectively.  We also recaptured $38,787 and $37,878 of previously recognized expense due to the forfeiture of non-vested stock options during the six months ended June 30, 2010 and June 30, 2009, respectively.  We also incurred an additional $37,800 of expense for stock options awarded under the 2009 Executive Compensation Plan. These options were originally expensed in 2009 based on the December 31, 2009 variables, but were not issued until May 18, 2010. The change in dates resulted in a difference in valuation assumptions used in the Black-Scholes model causing an increase in the grant date fair value. This increase in the grant date fair value from $2.31 to $2.40 per share resulted in the incurrence of $37,800 in expense.  The net expense for options for the six-months ended June 30, 2010 and June 30, 2009 was $943,284 and $1,183,148, respectively.

We also recognized a total of $1,272,990 and $503,841 in expense for shares issued and a total of $6,630 and $16,574 in expense related to the amortization of restricted shares for the six months ended June 30, 2010 and June 30, 2009, respectively

Fair Value Measurement

We value our financial instruments based on fair value measurements and disclosures which establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring a company to develop its own assumptions.  We do not have any significant assets or liabilities measured at fair value using Level 1 or Level 2 inputs as of June 30, 2010.

We analyzed all financial instruments with features of both liabilities and equity.

We carry the warrants issued in the Series D Private Placement at fair value using Level 3 inputs for its valuation methodology totaling $10,741,245 and $8,410,379 as of June 30, 2010 and December 31, 2009, respectively.  We recognized a fair value measurement loss of $330,507 and $4,068,926 for the three months ended June 30, 2010 and 2009, respectively.  We recognized a fair value measurement loss of $2,710,527 and $5,453,699 for the six months ended June 30, 2010 and 2009, respectively.

We carry the warrants issued in conjunction with the 2010 Common Stock Equity Offering at fair value using Level 3 inputs for its valuation methodology totaling $1,935,385 and $0 as of June 30, 2010 and December 31, 2009, respectively.  We recognized a fair value measurement gain of $364,308 and $0 for the three months ended June 30, 2010 and 2009, respectively.  We recognized a fair value measurement gain of $1,013,231 and $0 for the six months ended June 30, 2010 and 2009, respectively.

We did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheets at fair value.

Recently Issued Accounting Pronouncements

See Note 2W to financial statements in Item 1.

Results of Operations

The following table sets forth our statement of operations data for the three and six months ended June 30, 2010 and 2009 and the years ended December 31, 2009 and 2008 and should be read in conjunction with our financial statements and the related notes appearing elsewhere in this filing and in our annual report on Form 10-K for the year ended December 31, 2009.

	Three Months	Three Months	Six Months	Six Months	Year Ended	Year Ended
	Ended	Ended	Ended	Ended	December 31,	December 31,
	30-Jun-10	30-Jun-09	30-Jun-10	30-Jun-09	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$4,210,763	$4,184,978	$8,381,111	$6,494,709	$14,345,908	$4,705,597
Operating expenses	6,831,315	6,609,236	12,458,596	10,234,008	20,728,837	19,050,965
Other expense (income)	(84,005)	4,064,421	1,828,846	5,713,618	6,463,208	(59,597)
Net interest expense (income)	(7,639)	(11,949)	(13,412)	(17,257)	(19,728)	(259,844)
Net income (loss)	$(2,528,908)	$(6,476,730)	$(5,892,919)	$(9,435,660)	$(12,826,409)	$(14,025,927)

The following table summarizes R&D expenses for the three months and six months ended June 30, 2010 and 2009 and the years ended December 31, 2009 and 2008 and since inception:

	Three Months	Three Months	Six Months	Six Months	Year Ended	Year Ended	Total
	Ended	Ended	Ended	Ended	December 31,	December 31,	Since
	30-Jun-10	30-Jun-09	30-Jun-10	30-Jun-09	2009	2008	Inception
	(unaudited)	(unaudited)	(unaudited)	(unaudited)			(unaudited)

Research and development	$4,170,115	$4,772,100	$7,867,895	$7,274,982	$14,331,673	$13,160,812	$65,456,290

General	$102,915	$-	$137,120	$-	$-	$931,441	$5,243,752
Protectan CBLB502 - non-medical applications	$3,733,742	$4,525,603	$7,326,313	$6,698,944	$13,676,289	$7,264,813	$42,603,798
Protectan CBLB502 - medical applications	$-	$-	$-	$56,127	$56,127	$756,227	$1,833,056
Protectan CBLB612	$-	$-	$-	$5,153	$6,567	$974,459	$3,136,941
Curaxin CBLC102	$166,729	$70,958	$201,930	$218,134	$262,637	$1,741,194	$6,931,049
Other Curaxins	$166,729	$175,539	$202,532	$296,623	$330,053	$1,492,678	$5,707,694

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue

Revenue increased from $4,184,978 for the three months ended June 30, 2009 to $4,210,763 for the three months ended June 30, 2010 representing an increase of $25,785 or 0.6% resulting primarily from an increase in revenue from various federal grants and contracts including the DoD and BARDA contracts.

See the table below for further details regarding the sources of our government grant and contract revenue:

				Revenue	Revenue
				2010	2009
			Period of	(April 1 thru	(April 1 thru	Revenue
Agency	Program	Amount	Performance	June 30)	June 30)	2009
				(unaudited)	(unaudited)
DoD	DTRA Contract	$1,263,836	03/2007-02/2009	$-	$102,510	$183,613
NY State/RPCI	Sponsored Research Agreement	$3,000,000	03/2007-02/2012	$4,213	$3,678	$35,696
DoD	DOD Contract	$9,590,000	05/2008 - 09/2009	$112,533	$2,141,972	$4,843,303
HHS	BARDA Contract	$15,600,000	09/2008-09/2011	$3,468,372	$1,775,071	$5,374,535
NIH	NIAID Grant	$1,232,695	09/2008-08/2010	$-	$161,747	$1,021,095
NIH	NIAID GO Grant	$5,300,000	09/2009-08/2011	$625,645	$-	$1,237,666
			Totals	$4,210,763	$4,184,978	$12,695,908

We anticipate our revenue over the next year to be derived mainly from government grants and contracts. In addition, it is common in our industry for companies to enter into licensing agreements with large pharmaceutical companies. To the extent we enter into such licensing arrangements, we may receive additional revenue from licensing fees.

Operating Expenses

Operating expenses have historically consisted of costs relating to R&D and general and administrative expenses.  R&D expenses have consisted mainly of supporting our R&D teams, process development, sponsored research at the Roswell Park Cancer Institute and CCF, clinical trials and consulting fees. General and administrative expenses include all corporate and administrative functions that serve to support our current and future operations while also providing an infrastructure to support future growth. Major items in this category include management and staff salaries, rent/leases, professional services and travel-related expenses. We anticipate these expenses to increase as a result of increased legal and accounting fees in connection with our compliance with ongoing reporting and accounting requirements of the SEC and the expansion of our business.

Operating expenses increased from $6,609,236 for the three months ended June 30, 2009 to $6,831,315 for the three months ended June 30, 2010, an increase of $222,079 or 3.4%. We recognized a total of $1,274,180 of non-cash, stock-based compensation for the three months ended June 30, 2010 compared to $1,429,462 for the three months ended June 30, 2009.  If these non-cash, stock-based compensation expenses were excluded, operating expenses would have increased from $5,179,774 for the three months ended June 30, 2009 to $5,557,135 for the three months ended June 30, 2010.  This represents an increase in operating expenses of $377,361 or 7.3% as explained below.

R&D costs decreased from $4,772,100 for the three months ended June 30, 2009 to $4,170,115 for the three months ended June 30, 2010. This represents a decrease of $601,985 or 12.6%. We recognized a total of $204,634 of R&D non-cash, stock based compensation for the three months ended June 30, 2010 compared to $618,461 for the three months ended June 30, 2009.  Without the non-cash, stock-based compensation, R&D expenses decreased from $4,153,639 for the three months ended June 30, 2009 to $3,965,481 for the three months ended June 30, 2010; a decrease of $188,158 or 4.5%.  The lower R&D expenses were a result of decreased subcontract costs.

Selling, general and administrative costs increased from $1,837,136 for the three months ended June 30, 2009 to $2,661,200 for the three months ended June 30, 2010.  This represents an increase of $824,064 or 44.9%.  We recognized a total of $1,069,546 of non-cash, stock-based compensation under selling, general and administrative costs for the three months ended June 30, 2010 compared to $811,001 for the three months ended June 30, 2009. Without the non-cash, stock-based compensation, the selling, general and administrative expenses increased from $1,026,135 for the three months ended June 30, 2009 to $1,591,654 for the three months ended June 30, 2010; an increase of $565,519 or 55.1%.  The higher general and administrative expenses were incurred as a result of higher general and administrative costs to support the continued growth and development of our infrastructure including for our consolidated subsidiary, Incuron.

Until we introduce a product to the market, we expect these expenses in the categories mentioned above will be the largest categories in our income statement.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenue

Revenue increased from $6,494,709 for the six months ended June 30, 2009 to $8,381,111 for the six months ended June 30, 2010 representing an increase of $1,886,402 or 29.0% resulting primarily from an increase in revenue from various federal grants and contracts including the DoD and BARDA contracts.

See the table below for further details regarding the sources of our government grant and contract revenue:

				Revenue	Revenue
				2010	2009
			Period of	(thru	(thru	Revenue
Agency	Program	Amount	Performance	June 30)	June 30)	2009
				(unaudited)	(unaudited)
DoD	DTRA Contract	$1,263,836	03/2007-02/2009	$-	$103,534	$183,613
NY State/RPCI	Sponsored Research Agreement	$3,000,000	03/2007-02/2012	$8,357	$28,338	$35,696
DOD	DOD Contract	$9,590,000	05/2008 - 09/2009	$495,655	$3,322,435	$4,843,303
HHS	BARDA Contract	$15,600,000	09/2008-09/2011	$6,441,224	$2,477,259	$5,374,535
NIH	NIAID Grant	$1,232,695	09/2008-02/2010	$560	$563,143	$1,021,095
NIH	NIAID Grant	$5,300,000	09/2009-08/2011	1,435,315	$-	$1,237,666
			Totals	$8,381,111	$6,494,709	$12,695,908

We anticipate our revenue over the next year to be derived mainly from government grants and contracts. In addition, it is common in our industry for companies to enter into licensing agreements with large pharmaceutical companies. To the extent we enter into such licensing arrangements, we may receive additional revenue from licensing fees.

Operating Expenses

Operating expenses have historically consisted of costs relating to R&D and general and administrative expenses.  R&D expenses have consisted mainly of supporting our R&D teams, process development, sponsored research at the Roswell Park Cancer Institute and CCF, clinical trials and consulting fees. General and administrative expenses include all corporate and administrative functions that serve to support our current and future operations while also providing an infrastructure to support future growth. Major items in this category include management and staff salaries, rent/leases, professional services and travel-related expenses. We anticipate these expenses to increase as a result of increased legal and accounting fees in connection with our compliance with ongoing reporting and accounting requirements of the SEC and the expansion of our business.

Operating expenses increased from $10,234,008 for the six months ended June 30, 2009 to $12,458,596 for the six months ended June 30, 2010, an increase of $2,224,588 or 21.7%. We recognized a total of $2,210,871 of non-cash, stock-based compensation for the six months ended June 30, 2010 compared to $1,703,563 for the six months ended June 30, 2009.  If these non-cash, stock-based compensation expenses were excluded, operating expenses would have increased from $8,530,445 for the six months ended June 30, 2009 to $10,247,725 for the six months ended June 30, 2010.  This represents an increase in operating expenses of $1,717,280 or 20.1% as explained below.

R&D costs increased from $7,274,982 for the six months ended June 30, 2009 to $7,867,895 for the six months ended June 30, 2010. This represents an increase of $592,913 or 8.2%. We recognized a total of $344,825 of R&D non-cash, stock based compensation for the six months ended June 30, 2010 compared to $664,420 for the six months ended June 30, 2009.  Without the non-cash, stock-based compensation, the R&D expenses increased from $6,610,562 for the six months ended June 30, 2009 to $7,523,070 for the six months ended June 30, 2010; an increase of $912,508 or 13.8%.  The higher R&D expenses were a result of increased costs to support the increase in grant and contract revenue.

Selling, general and administrative costs increased from $2,959,026 for the six months ended June 30, 2009 to $4,590,701 for the six months ended June 30, 2010.  This represents an increase of $1,631,675 or 55.1%.  We recognized a total of $1,866,046 of non-cash, stock-based compensation under selling, general and administrative costs for the six months ended June 30, 2010 compared to $1,039,143 for the six months ended June 30, 2009. Without the non-cash, stock-based compensation, the selling, general and administrative expenses increased from $1,919,883 for the six months ended June 30, 2009 to $2,724,655 for the six months ended June 30, 2010; an increase of $804,772 or 41.9.%.  The higher general and administrative expenses were incurred as a result of a refundable tax credit received from the state of New York in 2009 that was not received in 2010 and the costs to develop the infrastructure for our consolidated subsidiary, Incuron.

Until we introduce a product to the market, we expect these expenses in the categories mentioned above will be the largest categories in our income statement.

Liquidity and Capital Resources

We have incurred annual operating losses since our inception, and, as of June 30, 2010, we had an accumulated deficit of $75,491,603.  Our principal sources of liquidity have been cash provided by sales of our securities, government grants and contracts and licensing agreements. Our principal uses of cash have been R&D and working capital. We expect our future sources of liquidity to be primarily government contracts and grants, equity financing, licensing fees and milestone payments in the event we enter into licensing agreements with third parties, and research collaboration fees in the event we enter into research collaborations with third parties, which to date we have not.

Net cash used in operating activities totaled $2,768,501 for the six months ended June 30, 2010, compared to $3,852,000 used in operating activities for the six months ended June 30, 2009. This decrease in cash used in operating activities resulted from an increase in contract and grant revenues and cost containment efforts combined with focusing our R&D efforts on projects where grant and contract funding was awarded.

Net cash used in investing activities was $1,721,228 for the six months ended June 30, 2010 and net cash provided by investing activities was $878,710 for the six months ended June 30, 2009. The decrease in cash provided by investing activities resulted primarily from the liquidation of a short-term investment in 2009 as compared to 2010.

Net cash provided by financing activities totaled $8,204,464 for the six months ended June 30, 2010, compared to net cash provided by financing activities of $3,981,165 for the six months ended June 30, 2009.  The increase in cash provided by financial activities was attributed to the investment in Incuron, LLC by BCV and the 2010 Common Stock Equity Offering during the first six months of 2010, as compared to the Series D Preferred and Series D Warrants offering during the same period in 2009.

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

Impact of Exchange Rate Fluctuations

We believe that our results of operations are somewhat dependent upon changes in foreign currency exchange rates. We have entered into agreements with foreign third parties to produce one of our drug compounds and are required to make payments in the foreign currency. As a result, our financial results could be affected by changes in foreign currency exchange rates. As of June 30, 2010, we are obligated to make payments under these agreements of 1,654,440 Euros. We have purchased 1,000,000. Euros and therefore, at June 30, 2010, had foreign currency commitments of $803,064 for Euros given prevailing currency exchange spot rates.

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

Our revolving credit facility also would have been affected by fluctuations in interest rates as it is based on prime minus 1%. As of June 30, 2010, we had not drawn on this facility.

Foreign Currency Risk. As of June 30, 2010, we have agreements with third parties that require payment in the foreign currency. As a result, our financial results could be affected by changes in foreign currency exchange rates. Currently, our exposure primarily exists with the Euro.  As a consequence, movements in exchange rates could cause our foreign currency denominated expenses to fluctuate as a percentage of net revenue, affecting our profitability and cash flows. At this time, our exposure to foreign currency fluctuations is not material.

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

Item 4T: Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

 As of June 30, 2010, we were not a party to any litigation or other legal proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

(a) The following exhibits are included as part of this report:

Exhibit Number	Description of Document

10.1	Amendment to Participation Agreement, dated April 10, 2010, by and between Cleveland BioLabs, Inc. and Bioprocess Capital Ventures, LLC.

10.2	First Amendment to the Cleveland BioLabs, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to our Form 8-K filed June 9, 2010).

10.3	Form of Stock Award Grant Agreement (incorporated by reference to Exhibit 99.2 to our Form 8-K filed June 9, 2010).

10.4	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.3 to our Form 8-K filed June 9, 2010).

31.1	Certification of Michael Fonstein, Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of John A. Marhofer, Jr., Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification Pursuant To 18 U.S.C. Section 1350

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated: August 16, 2010	By:	/s/ MICHAEL FONSTEIN
Michael Fonstein
Chief Executive Officer
(Principal Executive Officer)

Dated: August 16, 2010	By:	/s/ JOHN A. MARHOFER, JR.
John A. Marhofer, Jr.
Chief Financial Officer
(Principal Financial Officer)