Form 10-Q
period 2011-03-31
CLEVELAND BIOLABS INC
filed 2011-05-10
CIK 1318641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 5, 2011, there were 29,403,640 shares outstanding of registrant's common stock, par value $0.005 per share.

CLEVELAND BIOLABS INC. AND SUBSIDIARY
10-Q
5/10/2011

In this report, except as otherwise stated or the context otherwise requires, the terms “Cleveland BioLabs” and “CBLI” refer to Cleveland BioLabs, Inc., but not its consolidated subsidiary and the “Company,” “we,” “us” and “our” refer to Cleveland BioLabs, Inc. together with its consolidated subsidiary. Our common stock, par value $0.005 per share, is referred to as “common stock.”

CLEVELAND BIOLABS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

March 31, 2011 (unaudited) and December 31, 2010

	March 31	December 31
	2011	2010
ASSETS

CURRENT ASSETS
Cash and equivalents	$12,018,806	$10,918,537
Short-term investments	1,934,644	459,364
Accounts receivable	2,252,969	5,382,121
Other current assets	629,289	991,062
Total current assets	16,835,708	17,751,084

EQUIPMENT
Computer equipment	453,696	400,892
Lab equipment	1,576,711	1,528,066
Furniture	463,686	397,013
	2,494,093	2,325,971
Less accumulated depreciation	1,488,364	1,384,847
	1,005,729	941,124

OTHER ASSETS
Intellectual property	1,288,560	1,162,287
Other long term assets	14,812	-
Deposits	33,570	32,108
	1,336,942	1,194,395

TOTAL ASSETS	$19,178,379	$19,886,603

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

March 31, 2011 (unaudited) and December 31, 2010

	March 31	December 31
	2011	2010
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,281,125	$1,261,493
Deferred revenue	365,963	349,111
Accrued expenses	136,605	136,163
Accrued bonuses	-	3,321,131
Accrued warrant liability	25,118,146	25,350,733
Total current liabilities	26,901,838	30,418,631

LONG TERM LIABILITIES
Deferred revenue	1,947,042	1,968,107
Total long term liabilities	1,947,042	1,968,107
Commitments and contingencies - See Note 4
STOCKHOLDERS' EQUITY
Common stock, $.005 par value
Authorized - 80,000,000 shares at March 31, 2011 and December 31, 2010
Issued and outstanding 29,377,293 and 28,959,176 shares at March 31, 2011 and December 31, 2010, respectively	146,887	144,796
Additional paid-in capital	86,446,246	80,241,717
Accumulated other comprehensive income (loss)	127,852	(30,544)
Accumulated deficit	(101,553,037)	(96,053,977)
Total Cleveland BioLabs, Inc. stockholders' equity	(14,832,052)	(15,698,008)
Noncontrolling Interest in stockholders' equity	5,161,551	3,197,873
Total stockholders' equity	(9,670,501)	(12,500,135)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,178,379	$19,886,603

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2011 and 2010 (unaudited)

	Three Months Ended
	March 31	March 31
	2011	2010
REVENUES
Grant and contract	$2,473,982	$4,170,348
	2,473,982	4,170,348

OPERATING EXPENSES
Research and development	5,708,933	3,697,780
Selling, general and administrative	1,877,202	1,929,501
Total operating expenses	7,586,135	5,627,281

LOSS FROM OPERATIONS	(5,112,153)	(1,456,933)

OTHER INCOME
Interest income	38,259	5,773
Other income	63,961	50,225
Total other income	102,220	55,998

OTHER EXPENSE
Other expense	20,482	231,980
Change in value of warrant liability	714,951	1,731,096
Total other expense	735,433	1,963,076

NET LOSS	$(5,745,366)	$(3,364,011)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(246,307)	-

NET LOSS ATTRIBUTABLE TO CLEVELAND BIOLABS, INC.	$(5,499,059)	$(3,364,011)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS PER SHARE OF COMMON STOCK - BASIC AND DILUTED	$(0.19)	$(0.14)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN CALCULATING NET LOSS PER SHARE, BASIC AND DILUTED	29,110,979	23,512,617

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC.  AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Period From January 1, 2010 to December 31, 2010 and to
March 31, 2011 (unaudited)

	Stockholders’ Equity
	Common Stock		Preferred Stock
			Series D	Series D
	Shares	Amount	Shares	Amount
Balance at January 1, 2010	20,203,508	$101,018	467	$2

Issuance of options	-	-	-	-
Issuance of shares	461,196	2,306	-	-
Recapture of expense for nonvested options forfeited	-	-	-	-
Amortization of restricted stock awards	-	-	-	-
Exercise of options	336,674	1,683	-	-
Issuance of shares – February 2010 financing	1,538,462	7,692	-	-
Allocation of financing proceeds to fair value of warrants	-	-	-	-
Fees associated with February 2010 offering	-	-	-	-
Issuance of shares – December 2010 financing	1,400,000	7,000	-	-
Fees associated with December 2010 offering	-	-	-	-
Conversion of Series D Preferred Shares to Common	4,576,979	22,885	(467)	(2)
Exercise of warrants	442,357	2,212	-	-
Warrant exercise fees	-	-	-	-
Noncontrolling interest capital contribution to Incuron, LLC	-	-	-	-
Net Loss	-	-	-	-
Other comprehensive loss
Foreign currency translation	-	-	-	-

Balance at December 31, 2010	28,959,176	144,796	-	-

Issuance of options	-	-	-	-
Issuance of shares	45,361	227	-	-
Recapture of expense for nonvested options forfeited	-	-	-	-
Exercise of options	113,369	567	-	-
Exercise of warrants	259,387	1,297	-	-
Warrant exercise fees	-	-	-	-
Noncontrolling interest capital contribution to Incuron, LLC	-	-	-	-
Net Loss	-	-	-	-
Other comprehensive income
Foreign currency translation	-	-	-	-

Balance at March 31, 2011	29,377,293	$146,887	-	$-

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC.  AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Period From January 1, 2010 to December 31, 2010 and to
March 31, 2011 (unaudited)

	Stockholders' Equity
	Additional	Accumulated Other
	Paid-in	Comprehensive	Accumulated	Noncontrolling
	Capital	Income (loss)	Equity	Interests	Total
Balance at January 1, 2010	$62,786,418	$-	$(69,687,932)	$-	$(6,800,494)

Issuance of options	2,947,209	-	-	-	2,947,209
Issuance of shares	1,716,785	-	-	-	1,719,091
Recapture of expense for nonvested options forfeited	(39,483)	-	-	-	(39,483)
Amortization of restricted stock awards	13,333	-	-	-	13,333
Exercise of options	900,228	-	-	-	901,911
Issuance of shares - February 2010 financing	4,992,310	-	-	-	5,000,002
Allocation of financing proceeds to fair value of warrants	(2,629,847)	-	-	-	(2,629,847)
Fees associated with February 2010 offering	(578,118)	-	-	-	(578,118)
Issuance of shares - December 2010 financing	8,379,000	-	-	-	8,386,000
Fees associated with December 2010 offering	(659,980)	-	-	-	(659,980)
Conversion of Series D Preferred Shares to Common	(22,883)	-	-	-	-
Exercise of warrants	2,438,558	-	-	-	2,440,770
Warrant exercise fees	(1,813)	-	-	-	(1,813)
Noncontrolling interest capital contribution to Incuron, LLC	-	-	-	3,509,564	3,509,564
Net Loss	-	-	(26,366,045)	(305,812)	(26,671,857)
Other comprehensive loss
Foreign currency translation	-	(30,544)	-	(5,879)	(36,423)

Balance at December 31, 2010	80,241,717	(30,544)	(96,053,977)	3,197,873	(12,500,135)

Issuance of options	3,647,509	-	-	-	3,647,509
Issuance of shares	283,706	-	-	-	283,933
Recapture of expense for nonvested options forfeited	(16,227)	-	-	-	(16,227)
Exercise of options	306,778	-	-	-	307,345
Exercise of warrants	1,837,877	-	-	-	1,839,174
Warrant exercise fees	(31,207)	-	-	-	(31,207)
Noncontrolling interest capital contribution to Incuron, LLC	176,092	-	-	2,164,282	2,340,374
Net Loss	-	-	(5,499,059)	(246,307)	(5,745,366)
Other comprehensive income
Foreign currency translation	-	158,396	-	45,703	204,099

Balance at March 31, 2011	$86,446,246	$127,852	$(101,553,037)	$5,161,551	$(9,670,501)

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three Months Ended March 31, 2011 and 2010 (unaudited)

	Three Months Ended
	March 31	March 31
	2011	2010

Net loss including noncontrolling interests	$(5,745,366)	$(3,364,011)
Other comprehensive income
Foreign currency translation adjustment	204,099	-

Comprehensive loss including noncontrolling interests	(5,541,267)	(3,364,011)
Comprehensive loss attributable to noncontrolling interests	(200,604)	-

Comprehensive loss attributable to Cleveland BioLabs, Inc.	$(5,340,663)	$(3,364,011)

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2011 and 2010 (unaudited)

	March 31	March 31
	2011	2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,745,366)	$(3,364,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	103,501	98,307
Amortization	6,892	2,417
Noncash salaries and consulting expense	3,915,215	936,690
Warrant issuance costs	-	231,980
Change in value of warrant liability	714,951	1,731,096
Changes in operating assets and liabilities:
Accounts receivable	3,129,152	677,848
Other current assets	364,824	(114,326)
Other long term assets	(14,812)	-
Deposits	(816)	-
Accounts payable	11,202	(349,285)
Deferred revenue	(4,213)	(4,144)
Accrued expenses	(1,623)	(5,366)
Accrued bonuses	(3,321,131)	-
Net cash used in operating activities	(842,224)	(158,794)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term invesments	(1,442,189)	-
Purchase of equipment	(167,966)	(145,225)
Costs of patents pending	(120,215)	(35,905)
Net cash used in investing activities	(1,730,370)	(181,130)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	5,000,002
Noncontrolling interest capital contribution to Incuron, LLC	2,340,374	-
Financing costs on common stock offering	-	(350,632)
Cash warrant issuance costs	-	(140,697)
Exercise of options	307,345	52,837
Warrant exercise fees	(31,207)	-
Exercise of warrants	891,635	29,601
Net cash provided by financing activities	3,508,147	4,591,111

Effect of exchange rate change on cash and equivalents	164,716	-

INCREASE IN CASH AND EQUIVALENTS	1,100,269	4,251,187

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	10,918,537	963,100

CASH AND EQUIVALENTS AT END OF PERIOD	$12,018,806	$5,214,287

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2011 and 2010 (unaudited)

	March 31	March 31
	2011	2010
	(unaudited)	(unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of noncash financing activities:
Issuance of options	$3,647,509	$330,246
Issuance of shares	$283,933	$641,898
Recapture of expense for nonvested options forfeited	$(16,227)	$(38,787)
Conversion of warrant liability to equity upon warrant exercise	$947,538	$64,615
Noncash financing costs on common stock offering	$-	$227,486
Noncash warrant issuance costs	$-	$91,283
Amortization of restricted stock awards	$-	$3,333

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

In May 2010, CBLI contributed certain intellectual property rights to Incuron in exchange for an 83.9% membership interest.  The minority partner, Bioprocess Capital Ventures (“BCV”), contributed a total of 105,840,000 Russian Rubles (approximately $3.7 million based on the current exchange rate) during April and June of 2010 in exchange for the remaining 16.1% membership interest.  Incuron was formed to develop CBLI’s curaxin technology for certain medical applications including oncology.  On January 20, 2011, BCV contributed 68,000,000 Russian Rubles (approximately $2.4 million based on the current exchange rate) and on March 14, 2011 the remaining initial capital contribution of 1,730,000 Russian Rubles (approximately $0.1 million based on the current exchange rate) was made by BCV which increased their ownership percentage to 24.2% and decreased CBLI’s ownership percentage to 75.8%.

As of March 31, 2011, the participation agreement between CBLI and BCV entered in December 2009 and amended in April 2010 required (i) further contributions up to 373,927,000 Russian Rubles (approximately $13.2 million based on the current exchange rate) by BCV contingent on the achievement of pre-determined scientific milestones, and (ii) contingent contributions by CBLI to preserve CBLI’s intended ultimate membership interest in Incuron of 50.1%. Incuron commenced operations in May 2010 and the results of its research and development efforts have been included in the Company’s results of operations since that date.

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

Note 2. Summary of Significant Accounting Policies

A.
Basis of Presentation - The information at March 31, 2011 and for the three months ended March 31, 2011 and March 31, 2010, is unaudited. In the opinion of management, these financial statements have been prepared on a basis consistent with the Company’s annual audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010, which were contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC").

B.	Cash and Equivalents - The Company considers highly liquid investments with a maturity date of three months or less to be cash equivalents.

C.
Short-term Investments – The Company’s short-term investments are classified as held to maturity given the intent and ability to hold the investments to maturity.  Accordingly, these investments are carried at amortized cost.  As of March 31, 2011 and December 31, 2010, short-term investments classified as held-to-maturity totaled $1,934,644 and $459,364, respectively, and consisted of certificates of deposit with maturity dates beyond three months and less than one year.

D.
Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements, which generally require payment within 30 days. Management estimates an allowance for doubtful accounts which is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections. There is no allowance for doubtful accounts as of March 31, 2011 and December 31, 2010.

E.
Equipment - Equipment and furniture is stated at cost and depreciated over the estimated useful lives of the assets (generally five years) using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred. Major expenditures for renewals and betterments are capitalized and depreciated. Depreciation expense was $103,501 and $98,307 for the three months ended March 31, 2011 and 2010, respectively.

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

A portion of the Company’s intellectual property is owned by the Cleveland Clinic Foundation (“CCF”) and granted to the Company through an exclusive licensing agreement. As part of the licensing agreement, the Company agreed to bear the costs associated with the preparation, filing and maintenance of patent applications relating to the intellectual property being developed. Gross capitalized patents and patents pending costs relating to the CCF patents were $954,489 and $886,418 for eleven patent applications as of March 31, 2011 and December 31, 2010, respectively. Three of the CCF patent applications were approved by several nations and are being amortized on a straight-line basis over the weighted average estimated remaining life of approximately fourteen years.  Related amortization expense amounted to $6,892 and $2,417 for the three months ended March 31, 2011 and 2010, respectively. The remainder of the CCF patent applications are pending approval.

The Company has also submitted patent applications as a result of intellectual property exclusively developed and owned by the Company. Gross capitalized patents pending costs were $208,233 and $197,757 for three patent applications as of March 31, 2011 and December 31, 2010, respectively. The patent applications are pending approval. During 2010, one patent application was combined with another patent application submitted in collaboration with the Roswell Park Cancer Institute (“RPCI”).

The Company and RCPI have also submitted five patent applications as a result of the collaborative research agreement with RPCI. As part of this collaborative agreement, the Company agreed to bear the costs associated with the preparation, filing and maintenance of patent applications for three of these patent applications and RPCI agreed to bear the costs of the other two patent applications. Gross capitalized patents pending costs for the Company were $155,154 and $100,536 for three patent applications as of March 31, 2011 and December 31, 2010, respectively.

Below is a summary of the major identifiable intangible assets and weighted average amortization periods for each identifiable asset.

	As of March 31, 2011
Intangible Assets	Cost	Accumulated Amortization	Net Intangible Asset	Weighted Average Amortization Period (Years)
Patents	$388,704	$29,316	$359,388	13.7
Patent applications	929,172	-	929,172	n.a.
	$1,317,876	$29,316	$1,288,560

The estimated amortization expense for the next five years for approved patents is as follows:

2011	$26,267
2012	$26,267
2013	$26,267
2014	$26,267
2015	$26,267

H.
Line of Credit - The Company has a working capital line of credit that is fully secured by cash equivalents and short-term investments. The working capital line of credit carries an interest rate of prime minus 1%, a borrowing limit of $600,000, and expires on May 31, 2011. At March 31, 2011 and December 31, 2010 there were no outstanding borrowings under this credit facility.

I.
Accrued Warrant Liability – The Company issued warrants as part of the Series D Private Placement (as defined in Note 3) and as part of the March 2010 Common Stock Equity Offering (as defined in Note 3). The warrants are accounted for as derivative instruments in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”) on derivatives and hedging as the warrant holders maintain full-ratchet anti-dilution protection and therefore the warrants are not considered indexed to CBLI’s stock.  The warrants are initially recorded as accrued warrant liabilities based on their fair values on the date of issuance. Subsequent changes in the value of the warrants are shown in the statements of operations as “Change in value of warrant liability.”

The Series D Private Placement warrants carry a seven-year term, expire on February 12, 2016, March 19, 2016 and March 26, 2016 and are exercisable for common shares of the Company at $1.60 per share.  The Company has a balance in accrued warrant liability of $21,526,268 and $21,223,779 for these warrants at March 31, 2011 and December 31, 2010, respectively.

The March 2010 Common Stock Equity Offering warrants carry a five-year term, expire on March 2, 2015 and are exercisable for common shares of the Company at $4.50 per share.  The Company has a balance in accrued warrant liability of $3,591,878 and $4,126,954 for these warrants at March 31, 2011 and December 31, 2010, respectively.

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

K.
Fair Value of Financial Instruments – The carrying amount of financial instruments, including cash and equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate fair value as of March 31, 2011 and December 31, 2010.

The Company values its financial instruments in accordance with the Codification on fair value measurements and disclosures which establishes a hierarchy for the inputs used to measure fair value.  The fair value hierarchy prioritizes the valuation inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring a company to develop its own assumptions.  The Company does not have any significant assets or liabilities measured at fair value using Level 1 or Level 2 inputs as of March 31, 2011 and December 31, 2010.

The Company used Level 3 inputs for valuation of the Series D Private Placement and March 2010 Common Stock Equity Offering warrants, and their fair values were determined using the Black-Scholes option pricing model based on the following assumptions as of March 31, 2011:

	Series D Private	March 2010 Common
	Placement Warrant	Stock Equity Offering
	Value at	Warrant Value at
	March 31, 2011	March 31, 2011

Stock price	$7.50	$7.50
Exercise price	$1.60	$4.50
Term in years	2.49	1.96
Volatility	83.61%	61.00%
Annual rate of quarterly dividends	-	-
Discount rate- bond equivalent yield	1.04%	0.78%

The following table shows the fair value measurements for the financial instruments as of March 31, 2011.

		Fair Value Measurements at
	Fair Value	March 31, 2011
	As of	Using Fair Value Hierarchy
Liabilities	March 31, 2011	Level 1	Level 2	Level 3
Series D Private Placement	$21,526,268	$-	$-	$21,526,268
March 2010 Common Stock Equity Offering	3,591,878	-	-	3,591,878

Total	$25,118,146	$-	$-	$25,118,146

The following tables set forth a summary of changes in the fair value of the Company’s Level 3 fair value measurements for the three months ended March 31, 2011.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Three Months Ended March 31, 2011
	Series D Private Placement	March 2010 Common Stock Equity Offering	Total

Beginning balance	$21,223,779	$4,126,954	$25,350,733
Total gains or losses (realized/unrealized)
Included in earnings as Change in value of warrant liability	870,275	(155,324)	714,951
Purchases, issuances, sales and settlements, net	(567,786)	(379,752)	(947,538)
Ending balance	$21,526,268	$3,591,878	$25,118,146

The amount of total gains or losses for the period included in earnings as Change in value of warrant liability attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$873,631	$(130,954)	$742,677

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

The Company recognizes revenue related to the funds received from the State of New York under the sponsored research agreement with RPCI. This results in the recognition of revenue as allowable costs are incurred. The Company recognizes revenue on research laboratory services and the subsequent use of related equipment. The amount paid as a payment toward future services related to the equipment is recognized as a prepaid asset and will be recognized as revenue ratably over the useful life of the asset and as the prepaid asset is recognized as expense.  The amount of the prepaid asset was $72,770 and $75,465 at March 31, 2011 and December 31, 2010, respectively.

Commercial revenue is recognized when the service or development is delivered or upon complying with the relevant terms of the commercial agreement.

N.	Deferred Revenue - Deferred revenue for the Company relates to funds received from the State of New York under the sponsored research agreement with RPCI.

For the three months ended March 31, 2011, the Company recognized $4,213 as revenue resulting in a balance of deferred revenue of $2,313,005 at March 31, 2011. At December 31, 2010, the balance in deferred revenue was $2,317,218.

The following tables summarize deferred revenue activity for the three months ended March 31, 2011.

Balance at December 31, 2010	$2,317,218
Funds recognized as revenue	(4,213)
Balance at March 31, 2011	$2,313,005

The remaining balance of deferred revenue is expected to be recognized during the years 2011 through 2013 based on the schedule of collaborations planned with RPCI over the life of the sponsored research agreement. Accordingly, $1,947,042 of the deferred revenue is classified as long-term as of March 31, 2011.

O.
Research and Development - Research and development expenses consist primarily of costs associated with salaries and related expenses for personnel, costs of materials used in research and development, costs of facilities, and costs incurred in connection with third-party efforts. Expenditures relating to research and development are expensed as incurred.

P.	Noncontrolling Interests - The following disclosure provides detail regarding the change in the noncontrolling ownership interest of Incuron during the quarter ended March 31, 2011:

Net loss attributable to CBLI	$(5,499,059)

Net loss attributable to noncontrolling interests	(246,307)

Increase in CBLI’s additional paid-in capital
related to the issuance of additional membership
interests to the noncontrolling interest of Incuron	176,092

Change due to net loss and issuance of
additional membership interests in Incuron	$(5,569,274)

Q.
Equity Incentive Plan – On May 26, 2006, the Company's Board of Directors adopted the 2006 Equity Incentive Plan (“Plan” and as amended to date, the “Amended Plan”) to attract and retain persons eligible to participate in the Plan, motivate participants to achieve long-term Company goals, and further align participants' interests with those of the Company's other stockholders. The Plan was to expire on May 26, 2016 and the aggregate number of shares of stock to be delivered under the Plan was not to exceed 2,000,000 shares. On February 14, 2007, these 2,000,000 shares were registered with the Securities and Exchange Commission (“SEC”) by filing a Form S-8 registration statement. On April 29, 2008, the stockholders of the Company approved an amendment and restatement of the Plan that clarified certain aspects of the Plan, contained updates that reflect changes and developments in federal tax laws, and reset the expiration date at April 29, 2018. On June 8, 2010, the stockholders of the Company approved an additional amendment to the Plan increasing the total shares that could be awarded under the Amended Plan to 7,000,000.  As of March 31, 2011, there were 4,427,256 stock options and 811,455 shares granted under the Amended Plan and 157,119 options forfeited, leaving 1,918,408 shares of stock available to be awarded under the Amended Plan.

During the three months ended March 31, 2011, the Company issued 760,673 stock options and 28,414 shares of common stock for the following:

•	95,237 stock options issued to employees and consultants under the Company’s incentive bonus plan.
•	60,000 stock options to two new employees as part of their compensation.
•	7,000 stock options to a consultant for payment of accounting services rendered.
•	598,436 stock options to the executive management team for the 2010 Executive Compensation Plan.
•	26,289 shares of common stock valued at $191,762 to five consultants for payment of corporate strategy consulting services rendered.
•	2,125 shares of common stock valued at $15,003 to a consultant for payment of financial consulting services rendered.

During the year ended December 31, 2010, the Company issued 1,175,930 stock options and 336,509 shares of common stock for the following:

•	339,930 stock options issued to employees and consultants under the Company’s incentive bonus plan.
•	200,000 stock options to seven new employees as part of their compensation.
•	46,000 stock options to two consultants for payment of corporate strategy consulting services rendered.
•	20,000 stock options to an employee as an award for a performance bonus.
•	10,000 stock options to two consultants for payment of accounting services rendered.
•	140,000 stock options to outside board members as part of their compensation.
•	420,000 stock options to the executive management team for the 2009 Executive Compensation Plan.
•	59,717 shares of common stock valued at $196,076 to outside board members as part of their compensation.
•	8,000 shares of common stock valued at $57,600 to a new employee as part of their compensation.
•	200,602 shares of common stock valued at $790,867 to seven consultants for payment of corporate strategy consulting services rendered.
•	68,190 shares of common stock valued at $250,137 to four consultants for payment of financial consulting services rendered.

R.
Executive Compensation Plan - On May 11, 2007, the Compensation Committee of the Board of Directors (“Compensation Committee”) approved an executive compensation program (“ECP”) designed to reward each of the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Scientific Officer (“Executive Officers”) for the achievement of certain pre-determined milestones. The purpose of the program is to link each Executive Officer’s compensation to the achievement of key Company milestones that the Compensation Committee believes have a strong potential to create long-term stockholder value. For the three months ended March 31, 2011, no accrual was deemed necessary for the 2011 ECP.

S.	Stock-Based Compensation - The Company recognizes and values stock-based compensation under the provisions of the Codification on stock compensation.

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

During the three months ended March 31, 2011 and March 31, 2010, the Company granted 760,673 and 144,029 stock options, respectively. The Company recognized a total of $673,282 and $330,246 in expense related to stock options for the three months ended March 31, 2011 and March 31, 2010, respectively.  The Company also recaptured $17,953 of previously recognized expense for stock options awarded under the 2010 Executive Compensation Plan. These options were originally expensed based on the December 31, 2010 assumptions, but were not issued until March 21, 2011. The change in dates resulted in a difference in valuation assumptions used in the Black-Scholes model causing a reduction in the grant date fair value. This reduction in the grant date fair value from $5.00 to $4.97 per share resulted in the recapture of $17,953 in expense. The Company also recaptured $16,226 and $38,787 of previously recognized expense due to the forfeiture of non-vested stock options during the three months ended March 31, 2011 and March 31, 2010, respectively. The net expense for options for the three months ended March 31, 2011 and March 31, 2010 was $639,103 and $291,459, respectively.

The weighted average, estimated grant date fair values of stock options granted during the three months ended March 31, 2011 and March 31, 2010 were $5.00 and $2.67, respectively.

The assumptions used to value option grants using the Black-Scholes option valuation model are as follows:

	For the three months ended	For the three months ended
	March 31, 2011	March 31, 2010

Risk-free interest rate	1.96-2.55%	2.37-2.75%
Expected dividend yield	0%	0%
Expected life	5-6 Years	5-6 Years
Expected volatility	84.44-88.69%	85.35-89.44%

The following tables summarize the stock option activity for the three months ended March 31, 2011 and 2010, respectively.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Stock	Price per	Contractual
	Options	Share	Term (in Years)

Outstanding, December 31, 2010	3,264,440	$5.10
Granted	760,673	$7.18
Exercised	(113,369)	$2.71
Forfeited, Canceled	(34,787)	$3.80
Outstanding, March 31, 2011	3,876,957	$5.59	8.06
Exercisable, March 31, 2011	3,513,307	$5.46	8.05

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Stock	Price per	Contractual
	Options	Share	Term (in Years)

Outstanding, December 31, 2009	2,517,007	$5.46
Granted	144,029	$3.73
Exercised	(40,862)	$1.95
Forfeited, Canceled	(51,927)	$7.07
Outstanding, March 31, 2010	2,568,247	$5.39	7.91
Exercisable, March 31, 2010	2,260,372	$5.18	7.85

As additional stock-based compensation, the Company issued a total of 45,361 shares and 190,062 shares during the three months ended March 31, 2011 and March 31, 2010, respectively.  The Company recognized $283,933 and $641,898 in expense for these shares issued during the three months ended March 31, 2011 and March 31, 2010, respectively.

T.
Income Taxes - No income tax expense was recorded for the three months ended March 31, 2011 and 2010, as the Company does not expect to have taxable income in 2011 and does not expect any current federal or state tax expense.  A full valuation allowance has been recorded against the Company’s deferred tax asset, which is primarily related to operating loss and tax credit carryforwards and accrued expenses.

U.	Net Loss Per Share - Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31, 2011	March 31, 2010

Net loss available to common stockholders	$(5,499,059)	$(3,364,011)

Net loss per share, basic and diluted	$(0.19)	$(0.14)

Weighted-average shares used in computing net loss per share, basic and diluted	29,110,979	23,512,617

The Company has excluded all outstanding preferred shares, warrants and options from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented.

The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method, is as follows:

Common Equivalent Securities	March 31, 2011	March 31, 2010

Warrants	9,103,596	9,910,763
Options	3,876,957	2,568,247
Total	12,980,553	12,479,010

V.
Concentrations of Risk - Grant revenue accounted for 100.0% of total revenue for the three months ended March 31, 2011 and 2010. Although the Company anticipates ongoing federal government contract and grant revenue, there is no guarantee that this revenue stream will continue in the future.

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company maintains deposits in federally insured institutions in excess of federally insured limits. The Company does not believe it is exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Additionally, the Company has established guidelines regarding diversification of its investment portfolio and maturities of investments, which are designed to meet safety and liquidity. Included in cash equivalents are cash balances and certificates of deposits held by Incuron totaling $1,225,016 and short term investments held by Incuron of $1,934,644 as of March 31, 2011.

W.
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

As of March 31, 2011, the Company is obligated to make payments under the manufacturing agreements of 1,243,852 Euros. As of March 31, 2011, the Company has purchased forward contracts for 683,875 Euros and, therefore, at March 31, 2011, had foreign currency commitments of $794,406 for Euros given prevailing currency exchange spot rates. These foreign currency contracts were entered to offset the foreign currency risk associated with purchase obligations. These instruments were not designated as hedging instruments for accounting purposes, and accordingly, the unrealized gain position of $107,464 as of March 31, 2011 was recorded as a component of other income in the accompanying statements of operations.  $53,197 of this unrealized gain position was recognized in the three months ended March 31, 2011 and the remaining $54,267 was recognized in the three months ended December 31, 2010.

As of March 31, 2010, the Company was obligated to make payments under the agreements of 466,667 Euros. As of March 31, 2010, the Company had not purchased any forward contracts for Euros and, therefore, at March 31, 2010, had foreign currency commitments of $630,934 for Euros given prevailing currency exchange spot rates.

X.
Comprehensive Income / (Loss) - The Company applies the Codification on comprehensive income that requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

Note 3. Equity Transactions

See Note 2Q – Equity Incentive Plan for stock transactions made under the Company's Equity Incentive Plan.

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

Other Issuances

On January 1, 2010, the Company issued 34,000 shares of common stock valued at $112,540 to several consultants of the Company.

On January 4, 2010, the Company issued 70,000 shares of common stock valued at $231,700 to several consultants of the Company.

On October 1, 2010, the Company issued 15,687 shares of common stock valued at $80,004 to a consultant of the Company.

On February 1, 2011, the Company issued 11,947 shares of common stock valued at $77,058 to a consultant of the Company.

Note 4. Commitments and Contingencies

The Company has entered into various agreements with third parties and certain related parties in connection with the research and development activities of its existing product candidates as well as discovery efforts on potential new product candidates. These agreements include costs for research and development and license agreements that represent the Company's fixed obligations payable to sponsor research and minimum royalty payments for licensed patents. These amounts do not include any additional amounts that the Company may be required to pay under its license agreements upon the achievement of scientific, regulatory and commercial milestones that may become payable depending on the progress of scientific development and regulatory approvals, including milestones such as the submission of an investigational new drug application to the U.S. Food and Drug Administration and the first commercial sale of the Company's products in various countries. These agreements include costs related to manufacturing, clinical trials and preclinical studies performed by third parties.  As of March 31, 2011, the Company is uncertain as to whether these contingent events will become realized.

The Company is also party to three agreements that require it to make milestone payments, royalties on net sales of the Company's products, and payments on sublicense income received by the Company. As of March 31, 2011, $350,000 in milestone payments have been made under one of these agreements.  There are no milestone payments or royalties on net sales accrued for any of the three agreements as of March 31, 2011 and December 31, 2010.

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues for liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. For all periods presented, the Company is not a party to any pending material litigation or other material legal proceedings.

The Company currently has operating lease commitments in place for facilities in Buffalo, New York and Chicago, Illinois as well as office equipment. The lease for the Buffalo, New York facility provides for two renewal periods of two years each at the option of the Company.  The Company recognizes rent expense on a straight-line basis over the term of the related operating leases. Total operating lease expense relating to the facility leases and office equipment was $94,702 and $91,625 for the three months ended March 31, 2011 and 2010, respectively.

Annual future minimum lease payments under present lease commitments are as follows:

Operating
Leases

2011	$315,342
2012	147,915
2013	3,540
2014	2,065
2015	-

$468,862

The Company has entered into warrant agreements with strategic partners, consultants and investors with exercise prices ranging from $1.60 to $9.19. These awards were approved by the Company’s Board of Directors. The warrants expire between five and seven years from the date of grant, subject to the terms applicable in the agreement. A list of the total warrants awarded and exercised for the three months ended March 31, 2011 and 2010 appears below:

	Number of	Weighted Average	Number of Common
	Warrants	Exercise Price	Shares Exerciseable Into

Outstanding at December 31, 2010	7,530,689	$3.79	9,450,633
Granted	-	-	-
Exercised	(284,243)	3.77	(347,037)
Outstanding at March 31,2011	7,246,446	3.78	9,103,596

	Number of	Weighted Average	Number of Common
	Warrants	Exercise Price	Shares Exerciseable Into

Outstanding at December 31, 2009	6,956,673	$3.71	8,641,893
Granted	1,138,461	4.50	1,138,461
Exercise Price Adjustment	-	(0.14)	272,127
Exercised	(101,795)	1.44	(136,000)
Forfeited, Canceled	(3,973)	1.39	(5,718)
Outstanding at March 31, 2010	7,989,366	3.71	9,910,763

The Company has entered into employment agreements with two key executives who, if terminated by the Company without cause as described in these agreements, would be entitled to severance pay.

The Company was awarded a $440,000 grant from the New York Empire State Certified Development Corporation. The Company received $220,000 of the grant award as of March 31, 2011.  The grant award provides minimum employee levels required to receive the remainder of the award and contains provisions of recapture of monies paid if required employment levels are not maintained through June 2012.  The Company is unable to assess the probability of the threshold employment levels being maintained at this time.

Note 5. Subsequent Events

No material subsequent events have occurred since the balance sheet date of March 31, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management's discussion and analysis of financial condition and results of operations and other portions of this filing contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, results of our research and development efforts and clinical trials, product demand, market acceptance and other factors discussed below and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2010. See also the Risk Factors discussed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2010. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and in our Annual Report on Form 10-K for the year ended December 31, 2010.

GENERAL OVERVIEW

Cleveland BioLabs, Inc. (“CBLI”) is a biotechnology company focused on developing biodefense, tissue protection and cancer treatment drugs based on the concept of modulation of cell death for therapeutic benefit. CBLI was incorporated in Delaware and commenced business operations in June 2003. We have devoted substantially all of our resources to the identification, development and commercialization of new types of drugs for protection of normal tissues from exposure to radiation and other stresses, such as toxic chemicals and cancer treatments. Our pipeline includes products from two primary families of compounds: protectans and curaxins. We are developing protectans as drug candidates that protect healthy tissues from acute stresses such as radiation, chemotherapy and ischemia (pathologies that develop as a result of blocking blood flow to a part of the body). Curaxins are being developed by Incuron, LLC, our majority-owned Russian subsidiary (“Incuron”), as anticancer agents that could act as mono-therapy drugs or in combination with other existing anticancer therapies.

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

STRATEGIES AND OBJECTIVES

Our primary objective is to become a leading developer of drugs for the protection of human tissues against radiation and other stresses and for cancer treatment. Key elements of our strategy include:

•
Aggressively working towards the commercialization of Protectan CBLB502. Our most advanced drug candidate, Protectan CBLB502, offers the potential to protect normal tissues against exposure to radiation. Because CBLB502 demonstrates the potential to address an unmet medical need and is intended to treat a serious or life-threatening condition, CBLB502 has been granted Fast Track status by the U.S. Food and Drug Administration (“FDA”).  The Fast Track designation will allow us to file a Biologic License Application (“BLA”) on a rolling basis and will allow the FDA to review the filing as it is received rather than waiting for the complete submission prior to commencing the review process.  In addition, our BLA filing will be eligible for priority review, which could result in an abbreviated review time of six months. We expect to complete development of Protectan CBLB502 to treat radiation injury following exposure to radiation from nuclear or radiological weapons or from nuclear accidents and submit a BLA with the FDA in 2012.

•
Leveraging our relationship with leading research and clinical development institutions. The Cleveland Clinic (“CCF”) one of the top research medical facilities in the world, is one of our co-founders. In January 2007, we entered into a strategic research partnership with Roswell Park Cancer Institute (“RPCI”) in Buffalo, New York. We have continued our research and development program that we initiated at CCF with RPCI who shares valuable expertise with us as developmental efforts are performed on our drug candidates. These partnerships will enhance the speed and efficiency of our clinical research and provide us with access to the state-of-the-art clinical development facilities of a globally recognized cancer research center.

•
Utilizing governmental initiatives to target our markets. Our focus on drug candidates such as Protectan CBLB502, which has applications that have been deemed useful for military and defense purposes, provides us with a built-in market for our drug candidates. This enables us to invest less in costly retail and marketing resources. In an effort to improve our responsiveness to military and defense needs, we have established a collaborative relationship with the Department of Defense (“DoD”) and the Biomedical Advanced Research and Development Authority (“BARDA”) of the Department of Health and Human Services (“HHS”).

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

There are significant risks and uncertainties inherent in the preclinical and clinical studies associated with our R&D projects. As a result, the costs to complete such projects, as well as the period in which net cash outflows from such programs are expected to be incurred, may not be reasonably estimated. From our inception to March 31, 2011, we spent $79,438,368 on R&D. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations— Three Months Ended March 31, 2011 Compared to March 31, 2010—Operating Expenses” for a more detailed discussion of our R&D spending.

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

We spent approximately $14,321,680 and $13,738,983 on R&D for protectans for all applications in the fiscal years ended December 31, 2010 and 2009, respectively. For the quarters ended March 31, 2011 and 2010, we spent $4,527,703 and $3,592,570, respectively.  From our inception to March 31, 2011, we spent $59,096,866 on R&D for protectans.

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

We spent approximately $14,316,540 and $13,732,416 on R&D for Protectan CBLB502 in the fiscal years ended December 31, 2010 and 2009, respectively. For the quarters ended March 31, 2011 and 2010, we spent $4,527,703 and $3,592,570, respectively, on research and development for Protectan CBLB 502.  From our inception to March 31, 2011, we spent $55,954,785 on R&D for Protectan CBLB502.

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

We have successfully established current Good Manufacturing Practices ("cGMP"), quality manufacturing for Protectan CBLB502 and have completed two Phase I human safety studies for Protectan CBLB502 in ARS. The initial human Phase I safety and tolerability study involved single injections of Protectan CBLB502 in ascending-dose cohorts. The 50 participants in the study were assessed for adverse side effects over a 28-day time period and blood samples were obtained to assess the effects of Protectan CBLB502 on various biomarkers. The second Phase I study included a total of 101 healthy subjects randomized among four dosing regimens of Protectan CBLB502. Participants in the 101-subject study were assessed for adverse side effects and blood samples were obtained to assess the effects of Protectan CBLB502 on various biomarkers. The primary objectives of this study were to gather additional data on safety, pharmacokinetics, and cytokine biomarkers in a larger and broader subject population. Data from these two studies indicated that administration of Protectan CBLB502 resulted in a rapid and potent cytokine and hepatic immunologic response, similar to that seen in previously conducted non-human primate studies. The most frequent adverse event associated with Protectan CBLB502 administration was a transient flu-like syndrome, which was generally resolved within 24 hours. We anticipate moving forward with a definitive safety study in a larger group of healthy human subjects after determining an appropriate dose and sample size in conjunction with the FDA.

The Defense Threat Reduction Agency (“DTRA”) of the DoD awarded us a $1.3 million grant in March 2007, to fund “development leading to the acquisition” of Protectan CBLB502 as a radiation countermeasure, in collaboration with Armed Forces Radiobiology Research Institute (“AFRRI”), which has also received significant independent funding for work on Protectan CBLB502.

In March 2008, the DoD awarded us a contract valued at up to $8.9 million over eighteen months through the Chemical Biological Medical Systems Joint Project Management Office Broad Agency Announcement ("BAA"), for selected tasks in the advanced development of Protectan CBLB502 as a Medical Radiation Countermeasure ("MRC"), to treat radiation injury following exposure to radiation from nuclear or radiological weapons (the “2008 DoD Contract”). The specific tasks include the completion by us of non-Good Laboratory Practices ("non-GLP") efficacy animal studies, Chemistry, Manufacturing and Controls ("CMC") tasks, in vitro and in vivo studies supporting Protectan CBLB502’s Investigational New Drug ("IND") application, definitive GLP efficacy studies, and drug formulation from single-dose vials within the timeframe of the contract. In September 2009, the DoD increased the funding under this contract by $0.6 million to $9.6 million to support bridging studies between lyophilized and liquid drug formulations. We successfully completed all tasks related to the 2008 DoD Contract by the contract end date of August 31, 2010.

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

The total contract value including all milestone-based options started at $13.3 million over a three-year period, with the first year's award of $3.4 million. In September 2009, BARDA increased the total contract value $2.3 million to $15.6 million and awarded the first milestone option of $6.3 million. BARDA has since awarded the second, third and fourth milestone options under the contract for $1.47 million, $0.46 million and $4.14 million, respectively.  We successfully completed all tasks related to this contract by February 2011.

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

In January 2011, we received a $1,589,106 development contract from the DTRA of the DoD to fund additional research into the pharmacodynamic profile of Protectan CBLB502 and to further define mediators of Protectan CBLB502’s radiomitigating effects.

We have applied for additional development funding for the advanced development of Protectan CBLB502 from the U.S. government and are currently awaiting final award.

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

We spent approximately $14,316,540 and $13,676,289 on R&D for the non-medical applications of Protectan CBLB502 in the fiscal years ended December 31, 2010 and 2009, respectively. For the quarters ended March 31, 2011 and 2010, we spent $4,504,932 and $3,592,570, respectively, on research and development for biodefense applications of Protectan CBLB502.  From our inception to March 31, 2011, we spent $54,098,958 on R&D for the biodefense applications of Protectan CBLB502.

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

Regulatory Status

Significant radioprotective properties and toxicity profile, outstanding stability and cost efficient production of Protectan CBLB502 to date make it a primary candidate for clinical studies. Initially, Protectan CBLB502 is being developed for non-medical purposes — as a radioprotectant antidote for the protection of people with possible exposure to high doses of ionizing radiation.  Our drug development strategy complies with the recently adopted FDA rules for investigational drugs that address situations such as radiation injury, where it would be unethical to conduct efficacy studies in humans. While Phase II and Phase III human clinical trials are normally required for the approval of marketing an investigational drug, under the FDA rules, Protectan CBLB502 would be considered for approval for this indication based on Phase I safety studies in humans and efficacy studies in two animal species. Based upon this expedited approval process, as a result of its Fast Track status, we believe that Protectan CBLB502 could be approved for non-medical applications within 18 - 24 months. Because Phase II and Phase III testing involves applying a drug candidate to a large numbers of participants who suffer from the targeted disease and condition and can last for a total of anywhere from three to six or additional years, bypassing these phases represents a significant time and cost savings in receiving FDA approval.

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

Prior to our submission for FDA licensure for Protectan CBLB502 for biodefense or non-medical applications, we will need to complete several interim steps, including:

•
Conducting pivotal animal efficacy studies with the cGMP manufactured drug candidate under GLP - Good Laboratory Practices conditions. We expect to initiate dosing in these studies in 2011. We anticipate that these studies will have an approximate cost of $3,500,000. These studies are expected to be funded by a government development contract proposal that we are currently negotiating.

•
Performing a Phase II human safety study in a larger number of volunteers using the dose of Protectan CBLB502 previously shown to be safe in humans and efficacious in animals. We expect to initiate dosing in this study in 2011. We anticipate that this study will have an approximate cost of $7,000,000 based on 500 subjects tested in four locations. This study is expected to be funded by a government development contract proposal that we are currently negotiating.

•
Filing a BLA which we expect to submit in 2012.  We anticipate that this filing will have an approximate cost of $4,000,000. The filing of the BLA is expected to be funded by a government development contract proposal that we are currently negotiating.

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

In light of these new findings, we plan to initiate Phase I/II studies with Protectan CBLB502 in cancer patients to look at both supportive care and direct anticancer effects. Potential study protocols are under review and revision, including one for head and neck cancer patients and another for advanced patients with liver metastases. Our goal is to initiate one or possibly more medical trials for Protectan CBLB502 in cancer patients in 2011.

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

We spent approximately $0 and $56,127 on R&D for the medical applications of Protectan CBLB502 in the fiscal years ended December 31, 2010 and 2009, respectively. For the quarters ended March 31, 2011 and 2010, we spent $22,770 and $0, respectively, on R&D for the medical applications of CBLB502.  From our inception to March 31, 2011, we spent $1,855,827 on R&D for the medical applications of Protectan CBLB502.

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

We spent approximately $5,140 and $6,567 on R&D for Protectan CBLB612 in the fiscal years ended December 31, 2010 and 2009, respectively. For the quarters ended March 31, 2011 and 2010, we spent $0 on R&D for Protectan CBLB612.  From our inception to March 31, 2011, we spent $3,142,081 on R&D for Protectan CBLB612. Further development and extensive testing will be required to determine its technical feasibility and commercial viability.

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

We spent approximately $1,572,630 and $592,690 on R&D for curaxins overall in the fiscal years ended December 31, 2010 and 2009, respectively. For the quarters ended March 31, 2011 and 2010, we spent $1,121,627 and $71,004, respectively, on R&D for curaxins.  From our inception to March 31, 2011, we spent $14,928,540 on R&D for curaxins.

In December 2009, we entered into our Incuron joint venture with Bioprocess Capital Ventures ("BCV"), a Russian Federation venture capital fund, to develop our curaxin compounds for cancer, liver, viral and age related disease applications. According to the terms of the agreement, we transferred the aforementioned rights of curaxin molecules to the new joint venture, and BCV will contribute an aggregate of 549,497,000 Russian rubles (approximately $19.3 million based on the current exchange rate) to support development of the compounds. BCV made the first payments of 105,840,000 Russian rubles (approximately $3.7 million based on the current exchange rate) during April and June of 2010. In January 2011, BCV made an additional payment of 68,000,000 Russian rubles (approximately $2.4 million based on the current exchange rate) as part of its initial contribution. Pursuant to the participation agreement in March 2011, BCV made an additional payment of 1,730,000 Russian Rubles (approximately $0.1 million) based on the current exchange rate) as part of its initial contribution. As a result, BCV’s ownership percentage increased to 24.2% and CBLI’s ownership percentage decreased to 75.8%. BCV will make the balance of its contribution upon the achievement of predetermined development milestones. The first milestone payment of 192,737,000 Russian rubles (approximately $6.8 million based on the current exchange rate) will be made upon the completion of the preclinical studies and receipt of approval to begin clinical trials on oncology patients using Curaxin CBLC137, or any other lead Curaxin compound or the completion of the “proof-of- principle” characterization of the clinical efficacy of Curaxin CBLC102 in at least ten oncology patients. The second milestone payment of 181,190,000 Russian rubles (approximately $6.4 million based on the current exchange rate) will be made when the Phase II protocol is submitted to the FDA and when a letter of approval is received from the Institutional Review Board of the clinical center (including those in the Russian Federation) where the Phase II trial is to be conducted, indicating approval of the Phase II protocol and permission to commence the Phase II trial, or the achievement of the clinical end-point in the Phase II trial for Curaxin CBLC102.

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

We spent approximately $399,068 and $262,637 on R&D for Curaxin CBLC102 in the fiscal years ended December 31, 2010 and 2009, respectively. For the quarters ended March 31, 2011 and 2010, we spent $815,365 and $35,201, respectively, on R&D for Curaxin CBLC102.  From our inception to March 31, 2011, we spent $7,943,552 on R&D for Curaxin CBLC102.

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

We spent approximately $1,173,562 and $330,053 on R&D for other curaxins in the fiscal years ended December 31, 2010 and 2009, respectively. For the quarters ended March 31, 2011 and 2010, we spent $306,263 and $35,803, respectively, on R&D for other curaxins.  From our inception to March 31, 2011, we spent $6,984,987 on R&D for other curaxins.

Curaxin CBLC137 is at a very early stage of its development and, as a result, it is premature to estimate when any development may be completed, the cost of development or when any cash flow could be realized from development.

FINANCIAL OVERVIEW

Including several non-cash charges, our net loss increased from $3,364,011 for the three months ended March 31, 2010 to $5,745,366 for the three months ended March 31, 2011, an increase of $2,381,355 or 70.8%. We incurred non-cash charges of depreciation and amortization of $110,393 and $100,724, non-cash salaries and consulting fees of $923,036 and $936,690 and a change in the value of warrants of $714,951 and $1,731,096 for the three months ended March 31, 2011 and 2010, respectively.  Excluding these non-cash charges, our net loss increased $3,401,485 or 571.2% from $595,501 for the three months ended March 31, 2010 to $3,996,986 for the three months ended March 31, 2011. This increase was primarily due to higher R&D costs due to increased animal studies as well as a reduction in revenue.

Our total cash and equivalents, short-term investments and accounts receivable decreased from $16,760,022 at December 31, 2010 to $16,206,419 at March 31, 2011.  This decrease of $553,603 or 3.3% was primarily due to our operating losses partially offset by capital contributions to Incuron and cash proceeds from the exercise of warrants and options.

Equity Overview

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

On February 25, 2010, we entered into a Securities Purchase Agreement (the “February 2010 Securities Purchase Agreement”) with various accredited investors, pursuant to which we agreed to sell an aggregate of 1,538,462 shares of our common stock and warrants to purchase an aggregate of 1,015,385 shares of our common stock, for an aggregate purchase price of $5,000,002. The transaction closed on March 2, 2010. After related fees and expenses, the Company received net proceeds totaling $4,423,882. The common stock was sold at a price of $3.25 per share, and the warrants have an exercise price of $4.50 per share, subject to future adjustment for various events, such as stock splits or dilutive issuances. The warrants expire on March 2, 2015. For its services as placement agent, Rodman & Renshaw, LLC (“Rodman”) received gross cash compensation in the amount of approximately $350,000, and it and its designees collectively received warrants to purchase 123,077 shares of common stock. The common stock and the shares of common stock underlying the warrants issued to the purchasers and Rodman have not been registered under the Securities Act of 1933.

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

Research and Development Expenses

R&D costs are expensed as incurred. These expenses consist primarily of our proprietary R&D efforts, including salaries and related expenses for personnel, costs of materials used in our R&D, costs of facilities, and costs incurred in connection with our third-party collaboration efforts. Pre-approved milestone payments made by us to third parties under contracted R&D arrangements are expensed when the specific milestone has been achieved. As of March 31, 2011, $50,000 has been paid to CCF for milestone payments relating to the filing of an IND with the FDA for Curaxin CBLC102, $250,000 has been paid to CCF as a result of commencing Phase II clinical trials for Curaxin CBLC102 and $50,000 has been paid to CCF relating to the filing of an IND with the FDA for Protectan CBLB502. Once a drug receives regulatory approval, we will record any subsequent milestone payments in identifiable intangible assets, less accumulated amortization, and amortize them evenly over the remaining agreement term or the expected drug life cycle, whichever is shorter. We expect our R&D expenses to increase as we continue to develop our drug candidates.

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

Through December 31, 2010, we capitalized $1,162,287 in expenditures less amortization associated with the preparation, filing and maintenance of certain of our patents. We capitalized an additional $120,215, amortized an additional $6,892 and recognized a deferred loss of $12,950 related to foreign currency translation for three month ended March 31, 2011, resulting in a balance of capitalized intellectual property at March 31, 2011 totaling $1,288,560.

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

During the three months ended March 31, 2011 and March 31, 2010, we granted 760,673 and 144,029 stock options, respectively. We recognized a total of $673,282 and $330,246 in expense related to stock options for the three months ended March 31, 2011 and March 31, 2010, respectively.  We also recaptured $17,953 of previously recognized expense for stock options awarded under the 2010 Executive Compensation Plan. These options were originally expensed based on the December 31, 2010 assumptions, but were not issued until March 21, 2011. The change in dates resulted in a difference in valuation assumptions used in the Black-Scholes model causing a reduction in the grant date fair value. This reduction in the grant date fair value from $5.00 to $4.97 per share resulted in the recapture of $17,953 in expense. We also recaptured $16,227 and $38,787 of previously recognized expense due to the forfeiture of non-vested stock options during the three months ended March 31, 2011 and March 31, 2010, respectively. The net expense for options for the three months ended March 31, 2011 and March 31, 2010 was $639,103 and $291,459, respectively.

We also recognized a total of $283,933 and $641,898 in expense for shares issued and a total of $0 and $3,333 in expense related to the amortization of restricted shares for the three months ended March 31, 2011 and March 31, 2010, respectively.

Fair Value Measurement

We value our financial instruments in accordance with accounting standards on disclosures which establish a valuation hierarchy for the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring a company to develop its own assumptions.  We do not have any significant assets or liabilities measured at fair value using Level 1 or Level 2 inputs as of March 31, 2011.

The Company analyzed all financial instruments with features of both liabilities and equity.

The Company carries the warrants issued in the Series D Private Placement at fair value using Level 3 inputs for its valuation methodology totaling $21,526,268 and $21,223,779 as of March 31, 2011 and December 31, 2010, respectively.  The Company recognized a fair value measurement loss of $870,275 and $2,380,019 for the three months ended March 31, 2011 and 2010, respectively.

The Company carries the warrants issued in conjunction with the March 2010 Common Stock Equity Offering at fair value using Level 3 inputs for its valuation methodology totaling $3,591,878 and $4,126,954 of March 31, 2011 and December 31, 2010, respectively.  The Company recognized a fair value measurement gain of $155,324 and $648,923 for the three months ended March 31, 2011 and 2010, respectively.

We did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheets at fair value.

Results of Operations

The following table sets forth our statement of operations data for the three months ended March 31, 2011 and 2010 and the years ended December 31, 2010 and 2009 and should be read in conjunction with our financial statements and the related notes appearing elsewhere in this filing and in our annual report on Form 10-K for the year ended December 31, 2010.

	Three Months	Three Months	Year Ended	Year Ended
	Ended	Ended	December 31,	December 31,
	March 31, 2011	March 31, 2010	2010	2009
	(unaudited)	(unaudited)
Revenues	$2,473,982	$4,170,348	$15,331,567	$14,345,908
Operating expenses	7,586,135	5,627,281	26,068,765	20,728,837
Other expense (income)	671,472	1,912,851	16,033,770	6,463,208
Net interest expense (income)	(38,259)	(5,773)	(99,111)	(19,728)

Net income (loss)	$(5,745,366)	$(3,364,011)	$(26,671,857)	$(12,826,409)

The following table summarizes R&D expenses for the three months ended March 31, 2011 and 2010 and the years ended December 31, 2010 and 2009 and since inception:

	Three Months	Three Months	Year Ended	Year Ended	Total
	Ended	Ended	December 31,	December 31,	Since
	March 31, 2011	March 31, 2010	2010	2009	Inception
	(unaudited)	(unaudited)			(unaudited)

Research and development	$5,708,933	$3,697,780	$16,141,040	$14,331,673	$79,438,368

General	$59,603	$34,206	$246,730	$-	$5,412,963
Protectan CBLB502 - non-medical applications	$4,504,932	$3,592,570	$14,316,540	$13,676,289	$54,098,958
Protectan CBLB502 - medical applications	$22,770	$-	$-	$56,127	$1,855,827
Protectan CBLB612	$-	$-	$5,140	$6,567	$3,142,081
Curaxin CBLC102	$815,365	$35,201	$399,068	$262,637	$7,943,552
Other Curaxins	$306,263	$35,803	$1,173,562	$330,053	$6,984,987

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue

Revenue decreased from $4,170,348 for the three months ended March 31, 2010 to $2,473,982 for the three months ended March 31, 2011 representing a decrease of $1,696,366 or 40.7% resulting primarily from a decrease in revenue from various federal grants and contracts including the Department of Defense and BARDA contracts.

See the table below for further details regarding the sources of our government grant and contract revenue:
				Revenue	Revenue
				2011	2010
			Period of	(thru	(thru	Revenue
Agency	Program	Amount	Performance	March 31)	March 31)	2010
				(unaudited)	(unaudited)
DOD	CBMS-MITS Contract	$5,391,866	09/2010-03/2013	$1,875,134	$-	$623,975
DTRA	DTRA Contract	$1,589,106	01/2011-05/2012	$356,887	$-	$-
HHS	BARDA Contract	$15,600,000	09/2008-02/2011	$237,748	$2,972,852	$9,968,445
NY State/RPCI	Sponsored Research Agreement	$3,000,000	03/2007-02/2012	$4,213	$4,144	$12,398
NIH	NIAID GO Grant	$5,329,543	09/2009-09/2011	$-	$809,670	$4,091,879
DoD	DOD Contract	$9,590,000	05/2008-09/2010	$-	$383,122	$564,432
NIH	NIAID Grant	$1,232,695	09/2008-02/2010	$-	$560	$560
AFRRI	Subcontractor	$69,878	02/2010-11/2010	$-	$-	$69,878
				$2,473,982	$4,170,348	$15,331,567

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

Operating expenses increased from $5,627,281 for the three months ended March 31, 2010 to $7,586,135 for the three months ended March 31, 2011, an increase of $1,958,854 or 34.8%. We recognized a total of $923,036 of non-cash, stock-based compensation for the three months ended March 31, 2011 compared to $936,690 for the three months ended March 31, 2010. If these non-cash, stock-based compensation expenses were excluded, operating expenses would have increased from $4,690,591 for the three months ended March 31, 2010 to $6,663,099 for the three months ended March 31, 2011. This represents an increase in operating expenses of $1,972,508 or 42.1% as explained below.

Research and development costs increased from $3,697,780 for the three months ended March 31, 2010 to $5,708,933 for the three months ended March 31, 2011. This represents an increase of $2,011,153 or 54.4%. We recognized a total of $534,278 of R&D non-cash, stock based compensation for the three months ended March 31, 2011 compared to $140,190 for the three months ended March 31, 2010. Without the non-cash, stock-based compensation, the R&D expenses increased from $3,557,590 for the three months ended March 31, 2010 to $5,174,655 for the three months ended March 31, 2011, an increase of $1,617,065 or 45.5%. The higher research and development expenses were a result of increased R&D efforts by Incuron for Curaxins and extensive animal studies for CBLB502.

Selling, general and administrative costs decreased from $1,929,501 for the three months ended March 31, 2010 to $1,877,202 for the three months ended March 31, 2011. This represents a decrease of $52,299 or 2.7%. We recognized a total of $388,758 of non-cash, stock-based compensation under selling, general and administrative costs for the three months ended March 31, 2011 compared to $796,500 for the three months ended March 31, 2010. Without the non-cash, stock-based compensation, the selling, general and administrative expenses increased from $1,133,001 for the three months ended March 31, 2010 to $1,488,444 for the three months ended March 31, 2011, an increase of $355,443 or 31.4%. This increase is primarily due to the selling, general and administrative expenses from Incuron.

Until we introduce a product to the market, we expect these expenses in the categories mentioned above will be the largest categories in our income statement.

Liquidity and Capital Resources

We have incurred annual operating losses since our inception, and, as of March 31, 2011, we had an accumulated deficit of $101,553,037.  Our principal sources of liquidity have been cash provided by sales of our securities, government grants and contracts and licensing agreements. Our principal uses of cash have been R&D and working capital. We expect our future sources of liquidity to be primarily government contracts and grants, equity financing, licensing fees and milestone payments in the event we enter into licensing agreements with third parties, and research collaboration fees in the event we enter into research collaborations with third parties, which to date we have not.

Net cash used in operating activities totaled $842,224 for the three months ended March 31, 2011, compared to $158,794 used in operating activities for the three months ended March 31, 2010. This increase in cash used in operating activities resulted from increased activities on the part of our consolidated subsidiary, Incuron for Curaxins and extensive animal studies for CBLB502.

Net cash used in investing activities was $1,730,370 for the three months ended March 31, 2011, compared to net cash used in investing activities of $181,130 for the three months ended March 31, 2010. The increase in cash used in investing activities resulted primarily from the purchase of short-term investments.

Net cash provided by financing activities totaled $3,508,147 for the three months ended March 31, 2011, compared to net cash provided by financing activities of $4,591,111 for the three months ended March 31, 2010.  The decrease in cash provided by financial activities was attributed to the March 2010 Common Stock Equity Offering that took place in the first quarter of 2010 offset by the capital contributions made by BCV for Incuron and greater option and warrant exercise activity in the first three months of 2011.

Under our exclusive license agreement with CCF, we may be responsible for making milestone payments to CCF in amounts ranging from $50,000 to $4,000,000. The milestones and corresponding payments for Protectan CBLB502 and Curaxin CBLC102 are set forth above in our Annual Report on Form 10-K for the year ended December 31, 2010 under “Item 1 – Description of Business – Collaborative Research Agreements – Cleveland Clinic Foundation.”

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

Impact of Exchange Rate Fluctuations

We believe that our results of operations are somewhat dependent upon changes in foreign currency exchange rates. We have entered into agreements with foreign third parties to produce one of our drug compounds and are required to make payments in the foreign currency. As a result, our financial results could be affected by changes in foreign currency exchange rates. As of March 31, 2011, we are obligated to make payments under these agreements of 1,243,852 Euros. We have purchased 683,875 Euros and, therefore, at March 31, 2011, had foreign currency risk of $749,406 for Euros given prevailing currency exchange spot rates.

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

There has been no significant change in our exposure to market risk during the first quarter of 2011. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4: Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act as of March 31, 2011. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

As of March 31, 2011, we were not a party to any litigation or other legal proceeding.

Item 1A. Risk Factors

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2010. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2011, as consideration for consulting services provided, we issued an aggregate of 15,687 shares of our common stock to Newport Coast Securities, Inc. These shares were issued without registration in reliance on the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended.

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

CLEVELAND BIOLABS, INC.

Dated: May 10, 2011	By:	/s/ MICHAEL FONSTEIN
Michael Fonstein
Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2011	By:	/s/ JOHN A. MARHOFER, JR.
John A. Marhofer, Jr.
Chief Financial Officer
(Principal Financial Officer)