Form 10-Q/A
period 2011-09-30
CLEVELAND BIOLABS INC
filed 2011-11-14
CIK 1318641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

Cleveland BioLabs, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011 ("Form 10-Q"), which was filed with the Securities and Exchange Commission on November 9, 2011, for the sole purpose of furnishing corrected XBRL interactive data files. Due to a filing error by a third party financial printer, the XBRL interactive data files originally furnished with the Form 10-Q contained inaccuracies.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files furnished as Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

(a) The following exhibits are included as part of this report:

Exhibit Number	Description of Document

10.1	Investment Agreement, dated September 19, 2011, by and among Panacela Labs, Inc., the Registrant and Open Joint Stock Company Rusnano.*
10.2	Exclusive License and Option Agreement, dated September 23, 2011, by and between Children’s Cancer Institute Australia for Medical Research and Panacela Labs, Inc.*†
10.3	Second Amendment to Exclusive License Agreement, dated September 22, 2011, by and between The Cleveland Clinic Foundation and the registrant.*†
10.4
Exclusive License and Option Agreement, dated September 23, 2011, by and between Health Research, Inc., Roswell Park Institute Division, Roswell Park Cancer Institute Corporation, and Panacela Labs, Inc.*†

10.5	Amended and Restated Exclusive Sublicense Agreement, dated September 23, 2011, by and between the registrant and Panacela Labs, Inc.*
10.6	Exclusive Sublicense Agreement, dated September 23, 2011, by and between the registrant and Panacela Labs, Inc.*
10.7 31.1
Assignment Agreement, dated September 23, 2011, by and between Panacela Labs, Inc. and the registrant.*

Certification of Michael Fonstein, Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of C. Neil Lyons, Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Certification Pursuant To 18 U.S.C. Section 1350.*

101.1
The following information from CBLI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL: (i) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (ii) Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010; (iii) Unaudited Consolidated Statements of Stockholders’ Equity as of September 30, 2011; (iv) Unaudited Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2011; (v) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to Unaudited Consolidated Financial Statements tagged as blocks of text.**@

* Previously filed with the Form 10-Q.

**  Furnished with this Amendment No. 1 to the Form 10-Q.

@ Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

† Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions of this document.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated: November 14, 2011	By:	/s/ C. NEIL LYONS
C. Neil Lyons Chief Financial Officer (Authorized Officer and Principal Financial Officer)