Form 10-Q
period 2012-06-30
CLEVELAND BIOLABS INC
filed 2012-08-09
CIK 1318641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [x]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [x]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [x]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]  No  [x]

As of July 31, 2012, there were 35,864,790 shares outstanding of registrant's common stock, par value $0.005 per share.

CLEVELAND BIOLABS INC. AND SUBSIDIARIES
10-Q
8/9/2012

In this report, except as otherwise stated or the context otherwise requires, the terms “Cleveland BioLabs” and “CBLI” refer to Cleveland BioLabs, Inc., but not its consolidated subsidiaries and the “Company,” “we,” “us” and “our” refer to Cleveland BioLabs, Inc. together with its consolidated subsidiaries. Our common stock, par value $0.005 per share, is referred to as “common stock.”

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,229,680	$22,872,589
Short-term investments	8,788,455	5,520,000
Accounts receivable	92,562	1,740,629
Other current assets	1,324,280	876,889
Total current assets	23,434,977	31,010,107

Equipment, net	1,163,553	1,084,204
Other long-term assets	34,739	32,490

Total assets	$24,633,269	$32,126,801

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$671,395	$909,144
Accrued expenses	3,350,308	1,686,202
Accrued warrant liability	3,022,933	7,285,959
Current portion of capital lease obligation	66,753	-
Total current liabilities	7,111,389	9,881,305

Noncurrent portion of capital lease obligation	134,717	-

Commitments and contingencies	-	-

Total liabilities	7,246,106	9,881,305

Stockholders' equity:
Preferred stock, $.005 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	-	-
Common stock, $.005 par value; 80,000,000 shares authorized, 35,836,240 and 35,612,192 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	179,182	178,061
Additional paid-in capital	111,433,674	108,865,645
Accumulated other comprehensive income	125,736	84,613
Accumulated deficit	(110,533,477)	(100,067,647)
Total Cleveland BioLabs, Inc. stockholders' equity	1,205,115	9,060,672
Noncontrolling interest in stockholders' equity	16,182,048	13,184,824
Total stockholders' equity	17,387,163	22,245,496

Total liabilities and stockholders' equity	$24,633,269	$32,126,801

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Grants and contracts	$258,237	$569,049	$1,189,634	$3,043,031

Operating expenses:
Research and development	6,093,275	5,209,194	12,079,076	10,918,127
General and administrative	3,326,686	1,987,451	5,754,157	3,864,653
Total operating expenses	9,419,961	7,196,645	17,833,233	14,782,780

Loss from operations	(9,161,724)	(6,627,596)	(16,643,599)	(11,739,749)

Other income (expense):
Interest and other income	70,252	116,358	125,893	218,578
Foreign exchange gain (loss)	641,332	(174,578)	(51,084)	(195,060)
Change in value of warrant liability	2,543,270	17,815,964	4,263,026	17,101,013
Total other income (expense)	3,254,854	17,757,744	4,337,835	17,124,531

Net income (loss)	(5,906,870)	11,130,148	(12,305,764)	5,384,782

Net loss attributable to noncontrolling interests	828,186	238,076	1,839,934	484,383

Net income (loss) attributable to Cleveland BioLabs, Inc.	$(5,078,684)	$11,368,224	$(10,465,830)	$5,869,165

Net income (loss) available to common stockholders per share of common stock, basic	$(0.14)	$0.38	$(0.29)	$0.20

Net income (loss) available to common stockholders per share of common stock, diluted	$(0.14)	$0.30	$(0.29)	$0.16

Weighted average number of shares used in calculating net income (loss) per share, basic	35,745,675	30,033,049	35,701,619	29,574,561

Weighted average number of shares used in calculating net income (loss) per share, diluted	35,745,675	37,588,006	35,701,619	36,685,508

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net income (loss) including noncontrolling interests	$(5,906,870)	$11,130,148	$(12,305,764)	$5,384,782
Other comprehensive income (loss)
Foreign currency translation adjustment	(668,874)	43,344	65,764	247,443

Comprehensive income (loss) including noncontrolling interests	(6,575,744)	11,173,492	(12,240,000)	5,632,225
Comprehensive loss attributable to noncontrolling interests	1,122,633	227,591	1,815,293	428,195

Comprehensive income (loss) attributable to Cleveland BioLabs, Inc.	$(5,453,111)	$11,401,083	$(10,424,707)	$6,060,420

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(12,305,764)	$5,384,782
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	257,641	210,068
Amortization	-	13,147
Unrealized loss on short-term investments	12,801	-
Noncash compensation	1,222,552	2,107,639
Warrant issuance costs	-	150,827
Change in value of warrant liability	(4,263,026)	(17,101,013)
Changes in operating assets and liabilities:
Accounts receivable	1,701,736	5,241,712
Other current assets	(494,131)	(211,702)
Other long-term assets	(2,592)	(16,211)
Accounts payable	(234,314)	(614,846)
Deferred revenue	-	(8,426)
Accrued expenses	1,935,580	(226,439)
Net cash used in operating activities	(12,169,517)	(5,070,462)

Cash flows from investing activities:
Purchase of short-term investments	(4,973,524)	(213,707)
Sale of short-term investments	1,347,181	-
Purchase of equipment	(116,355)	(269,017)
Investment in patents	-	(322,545)
Net cash used in investing activities	(3,742,698)	(805,269)

Cash flows from financing activities:
Issuance of common stock, net of offering costs	-	22,078,267
Noncontrolling interest capital contribution to Incuron, LLC	5,893,557	2,340,374
Exercise of options	1,425	522,259
Repayment of capital lease obligation	(20,221)	-
Cash warrant issuance costs and exercise fees	-	(165,914)
Exercise of warrants	-	984,241
Net cash provided by financing activities	5,874,761	25,759,227

Effect of exchange rate change on cash and equivalents	394,545	194,238

Increase (decrease) in cash and cash equivalents	(9,642,909)	20,077,734

Cash and cash equivalents at beginning of period	22,872,589	10,918,537

Cash and cash equivalents at end of period	$13,229,680	$30,996,271

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,226	$-

Supplemental schedule of noncash financing activities:
Equipment acquired through lease financing	$221,690	$-
Conversion of warrant liability to equity upon warrant exercise	$-	$995,428
Noncash financing costs on common stock offering	$-	$277,206
Noncash warrant issuance costs	$-	$19,361

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Income	Deficit	Interest	Total

Balance at January 1, 2012	35,612,192	$178,061	$108,865,645	$84,613	$(100,067,647)	$13,184,824	$22,245,496

Stock based compensation	223,298	1,117	1,485,568	-	-	-	1,486,685
Exercise of options	750	4	1,421	-	-	-	1,425
Noncontrolling interest capital contribution to Incuron, LLC	-	-	1,081,040	-	-	4,812,517	5,893,557
Net loss	-	-	-	-	(10,465,830)	(1,839,934)	(12,305,764)
Foreign currency translation	-	-	-	41,123	-	24,641	65,764

Balance at June 30, 2012	35,836,240	$179,182	$111,433,674	$125,736	$(110,533,477)	$16,182,048	$17,387,163

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Description of Business

Cleveland BioLabs, Inc. (“CBLI”) is a clinical-stage biotechnology company with a focus on oncology drug development. Since inception, CBLI has pursued the research, development and commercialization of products that have the potential to treat cancer, prevent and treat acute radiation syndrome and counteract the toxic effects of radio and chemotherapies for oncology patients.

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

The unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of June 30, 2012, results of operations for the three and six month periods ended June 30, 2012 and 2011, and cash flows for the six month periods ended June 30, 2012 and 2011.  Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions. As of June 30, 2012, $4,648,481 of the Company’s cash was restricted to the use of its subsidiaries.

Short-Term Investments

The Company’s short-term investments are classified as held to maturity given the intent and ability to hold the investments to maturity. Accordingly, these investments are carried at amortized cost. Short-term investments classified as held-to-maturity consisted of certificates of deposit with maturity dates beyond three months and less than one year. As of June 30, 2012, the Company’s short-term investments were restricted to the use of its subsidiaries.

Significant Customers and Accounts Receivable

Grant and contract revenue from the United States government accounted for approximately 100% of total revenue for all periods presented. Although the Company anticipates ongoing federal government contract and grant revenue, there is no guarantee that this revenue stream will continue in the future.

Accounts receivable consist of amounts due under reimbursement contracts with certain government and foreign entities. The Company extends unsecured credit to customers under normal trade agreements, which generally require payment within 30 days.

Management estimates an allowance for doubtful accounts that is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections. There were no allowances for doubtful accounts as of June 30, 2012 and December 31, 2011, as the collection history from the Company’s customers indicated that collection was probable.

Intellectual Property

Costs related to filing and pursuing patent applications are recognized as general and administrative expenses as incurred, since the recoverability of such expenditures is uncertain. Upon marketability approval by the U.S. Food and Drug Administration (“FDA”) or a respective foreign governing body, such costs will be capitalized and depreciated over the expected life of the related patent.

Line of Credit

CBLI has a working capital line of credit that is fully secured by cash equivalents and short-term investments. The working capital line of credit carries an interest rate equal to the prime rate, has a borrowing limit of $600,000, and expires on May 31, 2013. At June 30, 2012 and December 31, 2011, there were no outstanding borrowings under this credit facility.

Accounting for Stock-Based Compensation

The 2006 Equity Incentive Plan, as amended (the “Plan”), authorizes CBLI to grant (i) options to purchase common stock, (ii) restricted or unrestricted stock units, and (iii) stock appreciation rights, so long as the exercise or grant price of each are at least equal to the fair market value of the stock on the date of grant. At the 2012 annual meeting of stockholders, an amendment to increase the maximum number of shares of common stock reserved for issuance under the Plan was approved, and as of June 30, 2012, an aggregate of 10.0 million shares of common stock were authorized for issuance under the Plan, of which a total of approximately 3.3 million shares of common stock remained available for future awards. A single participant cannot be awarded more than 400,000 shares annually. Awards granted under the Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term and number of shares) under the Plan are specified in an award document, and approved by the Company’s compensation committee.

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

	For the six months ended June 30,
	2012				2011

Risk-free interest rate	0.75	-	1.49%		1.89	-	2.61%
Expected dividend yield			0%				0%
Expected life	5	-	6	Years	5	-	6	Years
Expected volatility	86.58	-	92.24%		84.28	-	88.69%

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

Income Taxes

No income tax expenses were recorded for the three and six months ended June 30, 2012 and 2011, as the Company does not expect to have taxable income for 2012 and did not have taxable income in 2011. A full valuation allowance has been recorded against the Company’s deferred tax asset.

Net Income (Loss) per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Income Available to Common Shareholders	$(5,078,684)	$11,368,224	$(10,465,830)	$5,869,165

Weighted Average Number of Common Shares Outstanding	35,745,675	30,033,049	35,701,619	29,574,561

Adjustments for Dilutive Securities:
- Stock Options	-	1,127,015	-	1,000,176
- Warrants	-	6,427,942	-	6,110,771

Adjusted Weighted Average Number of Common Shares Outstanding	35,745,675	37,588,006	35,701,619	36,685,508

Basic Net Income (Loss) Per Share	$(0.14)	$0.38	$(0.29)	$0.20

Diluted Net Income (Loss) Per Share	$(0.14)	$0.30	$(0.29)	$0.16

Net loss per share of common stock for the three and six month periods ended June 30, 2012 are based on the weighted-average number of shares of common stock outstanding during such periods. Basic and diluted loss per share are identical for these periods as potentially dilutive securities have been excluded from the calculation of diluted net loss per share of common stock because their inclusion would be antidilutive. The potentially dilutive securities include 10,781,507 shares of common stock reserved for the exercise of outstanding options and warrants.

Net income per share of common stock for the three and six month periods ended June 30, 2011 excluded potentially dilutive securities of 2,021,635 reserved for the exercise of outstanding options and warrants as their inclusion would be antidilutive.  These securities are considered anti-dilutive as their exercise prices exceeded the average market price of the Company’s common stock during the respective periods.

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

3.  Fair Value of Financial Instruments

The Company measures and records cash equivalents and warrant liabilities at fair value in the accompanying financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, include:

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$7,257,267	$-	$-	$7,257,267

Total assets	$7,257,267	$-	$-	$7,257,267

Liabilities:
Compensatory stock options not yet issued (2)	$-	$-	$114,617	$114,617
Accrued warrant liability	-	-	3,022,933	3,022,933

Total liabilities	$-	$-	$3,137,550	$3,137,550

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$16,326,888	$-	$-	$16,326,888

Total assets	$16,326,888	$-	$-	$16,326,888

Liabilities:
Compensatory stock options not yet issued (2)	$-	$-	$378,750	$378,750
Accrued warrant liability	-	-	7,285,959	7,285,959

Total liabilities	$-	$-	$7,664,709	$7,664,709

(1) Included in cash and cash equivalents in the accompanying consolidated balance sheets.
(2) Included in accrued expenses in the accompanying consolidated balance sheets.

The Company uses the Black-Scholes model to measure the accrued warrant liability and its accrual for compensatory stock options not yet issued. The following are the assumptions used to measure the accrued warrant liability at June 30, 2012 and December 31, 2011, which were determined in a manner consistent with that described for grants of options to purchase common stock as set forth in Note 2:

	June 30, 2012			December 31, 2011

Stock Price			$1.57			$2.86
Exercise Price	$1.60	-	5.00	$1.60	-	5.00
Term in years	1.34	-	1.98	1.58	-	2.23
Volatility	82.75	-	95.53%	66.68	-	71.55%
Annual rate of quarterly dividends			0%			0%
Discount rate- bond equivalent yield	0.25	-	0.33%	0.20	-	0.28%

The following are the assumptions used to measure the compensatory stock options not yet issued at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Stock Price	$1.57	$2.86
Term in years	5.5	5
Volatility	92.75%	92.75%
Expected dividend yield	0%	0%
Risk-free interest rate	0.87%	0.83%

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 fair value measurements for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30, 2012		Six months ended June 30, 2012
	Accrued Warrant Liability	Compensatory Stock Options Not Yet Issued	Accrued Warrant Liability	Compensatory Stock Options Not Yet Issued

Beginning Balance	$5,566,203	$85,000	$7,285,959	$378,750
Total (gains) or losses, realized and unrealized, included in earnings (1)(2)	(2,543,270)	-	(4,263,026)	51,823
Issuances	-	29,617	-	114,617
Settlements	-	-	-	(430,573)

Balance, June 30, 2012	$3,022,933	$114,617	$3,022,933	$114,617

	Three months ended June 30, 2011		Six months ended June 30, 2011
	Accrued Warrant Liability	Compensatory Stock Options Not Yet Issued	Accrued Warrant Liability	Compensatory Stock Options Not Yet Issued
Beginning Balance	$25,118,146	$-	$25,350,733	$2,992,180
Total (gains) or losses, realized and unrealized, included in earnings (1)(2)	(17,815,964)	-	(17,101,013)	(17,953)
Issuances	2,752,441	-	2,752,441	-
Settlements	(47,890)	-	(995,428)	(2,974,227)

Balance, June 30, 2011	$10,006,733	$-	$10,006,733	$-

Amount of total gains or losses for the period included in earnings as change in value of warrant liability attributable to the change in unrealized gains or losses relating to liabilities recorded at the reporting date:

June 30, 2012	$(2,543,270)	$-	$(4,263,026)	$-
June 30, 2011	$(17,810,176)	$-	$(17,067,499)	$-

(1) Realized and unrealized gains or losses related to the accrued warrant liability were included as change in value of accrued warrant liability.
(2) Realized gains or losses related to compensatory stock options were included in research and development expense and general and administrative expense.

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis.  As of June 30, 2012 and December 31, 2011, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.

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

	June 30, 2012
Description	Fair Value	Valuation Technique	Unobservable Input	Range

Compensatory stock options not yet issued (Range in years)	$114,617	Black-Scholes pricing model	Expected term			5
Quantity of options						200,000

Accrued warrant liability (Range in years)	3,022,933	Black-Scholes pricing model	Expected term	1.34	-	1.98

	$3,137,550

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

4. Stockholders’ Equity

The Company has granted options to purchase shares of common stock and has granted restricted stock units under the Plan.

The following is a summary of option award activity under the Plan during the six months ended June 30, 2012:

	Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Intrinsic Value
Outstanding, December 31, 2011	4,117,979	$5.21	7.77	$303,825
Exercisable, December 31, 2011	3,761,879	5.26	7.65	$231,517

Granted	639,500	2.33
Exercised	(750)	1.90
Forfeited, Canceled	(40,717)	6.14

Outstanding, June 30, 2012	4,716,012	4.81	7.61	$51,868
Exercisable, June 30, 2012	4,268,162	4.95	7.45	$20,918

Outstanding, December 31, 2010	3,264,440	$5.10	7.85	$8,589,582
Exercisable, December 31, 2010	2,907,290	4.94	7.80	$7,722,234

Granted	1,013,635	7.27
Exercised	(184,092)	2.84
Forfeited, Canceled	(55,314)	3.61

Outstanding, June 30, 2011	4,038,669	5.76	7.92	$290,758
Exercisable, June 30, 2011	3,635,352	5.56	7.89	$244,325

During the six months ended June 30, 2012 and 2011, the Company granted 639,500 and 1,013,635 stock options under the Plan, respectively.  The Company recognized a total of $767,293 and $1,685,986 in net expense related to stock options for the six months ended June 30, 2012 and 2011, respectively.  The Company also granted 223,298 and 75,917 shares of stock under the Plan and recognized a total of $455,259 and $461,302 in expense during the six months ended June 30, 2012 and 2011, respectively.

5. Warrants

The Company has issued warrants to strategic partners, consultants and investors with exercise prices ranging from $1.60 to $5.00.  The warrants expire between one and seven years from the date of grant, subject to the terms applicable in the agreement.  The following is a summary of warrant activity for the six months ended June 30, 2012:

	Number of Warrants	Weighted Average Exercise Price	Number of Common Shares Exerciseable Into

Outstanding at December 31, 2011	10,121,219	$3.76	12,564,193
Forfeited, Canceled	(4,055,724)	5.07	(6,498,698)

Outstanding at June 30, 2012	6,065,495	$2.89	6,065,495

6. Noncontrolling Interests

On January 20, 2011, March 14, 2011 and May 31, 2012, Bioprocess Capital Ventures, the noncontrolling interest holder in Incuron, contributed approximately 68.0 million Russian rubles (approximately $2.3 million), approximately 1.73 million Russian rubles (approximately $0.1 million) and approximately 194.0 million Russian rubles (approximately $5.9 million) to Incuron, respectively, which increased its ownership percentage from 16.1% to 40.78% and decreased CBLI’s ownership percentage from 83.9% to 59.22%.

The effect of the changes in CBLI’s ownership interest in Incuron on CBLI’s equity is shown on the consolidated statement of stockholders’ equity.

7. Subsequent Events

In July 2012, CBLI, through a wholly-owned Russian subsidiary, signed a contract valued at 139.0 million Russian rubles, or approximately $4.2 million (based on current exchange rates), with the Ministry of Industry and Trade of the Russian Federation for development of CBLB612. The contract, issued under Russia's "Pharma 2020" development initiative, provides funding over a period of approximately three years, which will be used to support completion of preclinical studies, filing of an IND and Phase I and II clinical studies.

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

OVERVIEW

We are a clinical-stage biotechnology company with a focus on oncology drug development. Our lead drug candidate, CBLB502, is being developed for dual indications for biodefense application as a radiation countermeasure under a U.S. Food and Drug Administration (“FDA”) regulation commonly referred to as the “Animal Rule”, and as a cancer treatment and an oncologic supportive care therapy under the FDA’s traditional drug approval pathway. We anticipate that CBLB502, upon licensure as a radiation countermeasure, will be sold to the U.S. government for the national stockpile and other defense-related purposes, allied foreign governments and the nuclear energy industry, and upon licensure as a cancer treatment, will be sold to the public through traditional channels.

Since our inception, we have pursued the research, development and commercialization of products that have the potential to treat cancer, prevent and treat acute radiation syndrome and counteract the toxic effects of radio and chemotherapies for oncology patients. Presently, we have nine product candidates in our pipeline that are being developed directly by us and our majority-owned subsidiaries, Incuron, LLC (“Incuron”) and Panacela Labs, Inc. (“Panacela”).

In addition to CBLB502, our product pipeline includes: CBLB612, an inducer and mobilizer of hematopoietic stem cells; the Curaxin line of cancer treatment candidates being developed by Incuron, which specifically includes CBLC102, a nonproprietary molecule originally used to combat the effects of malaria, which we have identified as having cancer treatment properties, and CBLC137, a new, proprietary molecule that leverages similar mechanisms of action in combating cancer; and five preclinical product candidates being developed by Panacela (Revercom, Mobilan, Arkil, and Antimycon for cancer treatment or oncology applications and Xenomycins for anti-infective applications).

See “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2011 for more information on our product candidates.

Critical Accounting Policies and Significant Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses.

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

Fair Value of Financial Instruments

We use the Black-Scholes model to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants as Level 3 in the fair value hierarchy. The Black-Scholes model utilizes inputs consisting of: (i) the closing price of our common stock; (ii) the expected remaining life of the warrants; (iii) the expected volatility using a weighted average of historical volatilities of CBLI and a group of comparable companies; and (iv) the risk-free market rate.

As of June 30, 2012, we held approximately $7.3 million in money market funds, which we classified as Level 1, and held approximately $3.1 million in accrued expenses primarily related to warrants to purchase common stock, which we classified as Level 3.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820) (“ASU 2011-04”), which contains amendments to achieve common fair value measurement and disclosures in U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 explains how to measure fair value for financial reporting. The guidance does not require fair value measurements in addition to those already required or permitted by other Topics. This ASU was effective for the Company beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on the Company’s consolidated results of operations, financial position or liquidity, but did require expanded disclosures as set forth in Note 3, Fair Value of Financial Instruments in the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenue

Revenue decreased from approximately $0.6 million for the three months ended June 30, 2011 to approximately $0.3 million for the three months ended June 30, 2012, representing a decrease of approximately $0.3 million, or 55%.   This net decrease is primarily related to changes in research sponsored by the U.S. Department of Defense (“DoD”) and the Defense Threat Reduction Agency (“DTRA”), as set forth in the following table:

		Three months ended June 30,
Funding Source	Program	2012	2011	Variance

DoD	CBMS-MITS Contract	$183,111	$46,718	$136,393
DTRA	DTRA Contract	75,126	518,118	(442,992)
NY State/RPCI	Sponsored Research Agreement	-	4,213	(4,213)

		$258,237	$569,049	$(310,812)

Research and Development Expenses

Research and development expenses increased from approximately $5.2 million for the three months ended June 30, 2011 to approximately $6.1 million for the three months ended June 30, 2012, representing an increase of approximately $0.9 million, or 17%. This increase reflected a net increase in research and development expenditures related to our Panacela compounds, CBLB612, and CBLB502 for oncology applications, which totaled approximately $2.0 million. This increase was partially offset by a reduction of approximately $0.7 million in research and development expenses for CBLB502 for biodefense applications, as we completed a major Good Laboratory Practice compliant animal study, and a reduction of approximately $0.4 million for Curaxins.

	Three months ended June 30,
	2012	2011	Variance

CBLB502 for Biodefense Applications	$3,610,619	$4,329,981	$(719,362)
Curaxins	408,996	858,231	(449,235)
General	-	10,466	(10,466)
Panacela Compounds	1,599,975	-	1,599,975
CBLB612	272,904	10,516	262,388
CBLB502 for Oncology Applications	200,781	-	200,781

Total research & development expenses	$6,093,275	$5,209,194	$884,081

General and Administrative Expenses

General and administrative costs increased from approximately $2.0 million for the three months ended June 30, 2011 to approximately $3.3 million for the three months ended June 30, 2012. This represents an increase of approximately $1.3 million or 65%.  Approximately $0.6 million, or 46%, of this increase related to general and administrative expenses of our new subsidiary Panacela, which commenced operations in the fourth quarter of 2011. Approximately $0.5 million, or 38%, of this increase related to business development expenditures. The remaining increase of approximately $0.2 million, or 16%, related to a variety of cost increases between the periods, none of which were individually significant, including: increases in personnel costs, travel and professional fees related to investor relation activities, and an increase in outside finance and legal fees in part related to improved financial systems, controls and general corporate governance.

Other Income and Expenses

Other income decreased from approximately $17.8 million for the three months ended June 30, 2011 to approximately $3.3 million for the three months ended June 30, 2012, representing a decrease of approximately $14.5 million, or 81%.  This decrease was primarily attributable to the periodic fair valuation of the Company's warrant liability which generated non-cash income of approximately $2.5 million for the three months ended June 30, 2012 as compared to non-cash income of approximately $17.8 million for the three months ended June 30, 2011, for a total decrease of approximately $15.3 million between the periods.  This decrease was partially offset by an increase in foreign currency exchange gains between the periods of approximately $0.8 million.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenue

Revenue decreased from approximately $3.0 million for the six months ended June 30, 2011 to approximately $1.2 million for the six months ended June 30, 2012, representing a decrease of approximately $1.8 million, or 60%.   This decrease is primarily related to decreases in research sponsored by the DoD, DTRA and the U.S. Department of Health and Human Services (“HHS”), Biomedical Advanced Research and Development Authority (“BARDA”) as set forth in the following table:

		Six months ended June 30,
Funding Source	Program	2012	2011	Variance

DoD	CBMS-MITS Contract	$1,062,945	$1,921,852	$(858,907)
DTRA	DTRA Contract	126,689	875,005	(748,316)
HHS	BARDA Contract	-	237,748	(237,748)
NY State/RPCI	Sponsored Research Agreement	-	8,426	(8,426)

		$1,189,634	$3,043,031	$(1,853,397)

Research and Development Expenses

Research and development expenses increased from approximately $10.9 million for the six months ended June 30, 2011 to approximately $12.1 million for the six months ended June 30, 2012, representing an increase of approximately $1.2 million, or 11%. This increase was primarily due to activities associated with our Panacela Compounds and CBLB612 that began subsequent to June 30, 2011. These programs, in the aggregate, accounted for approximately $2.8 million of the growth in research and development expenses. We also experienced an increase in research and development expenses for CBLB502 for oncology applications, as we began our Advanced Cancer Trial at Roswell Park Cancer Institute (“RPCI”). These increases were partially offset by a decline in spending related to CBLB502 for biodefense applications, as we completed development work and commenced pivotal studies, and a reduction in spending related to our Curaxins.

	Six months ended June 30,
	2012	2011	Variance

CBLB502 for Biodefense Applications	$7,417,587	$8,834,913	$(1,417,326)
Curaxins	1,439,299	1,979,859	(540,560)
General	-	70,069	(70,069)
Panacela Compounds	2,265,554	-	2,265,554
CBLB612	559,653	10,516	549,137
CBLB502 for Oncology Applications	396,983	22,770	374,213

Total research & development expenses	$12,079,076	$10,918,127	$1,160,949

General and Administrative Expenses

General and administrative costs increased from approximately $3.9 million for the six months ended June 30, 2011 to approximately $5.8 million for the six months ended June 30, 2012. This represents an increase of approximately $1.9 million, or 49%. Approximately $0.9 million, or 47%, of this increase related to the general and administrative expenses of our new subsidiary Panacela, which commenced operations in the fourth quarter of 2011. Approximately $0.6 million, or 32%, of this increase related to business development activities.  The remaining increase of approximately $0.4 million, or 21%, related to a variety of cost increases between the periods, none of which were individually significant, including: increases in personnel costs, travel, professional fees related to investor relation activities, and an increase in outside finance and legal fees in part related to improved financial systems, controls and general corporate governance.

Other Income and Expenses

Other income decreased from approximately $17.1 million for the six months ended June 30, 2011 to approximately $4.3 million for the six months ended June 30, 2012, representing a decrease of approximately $12.8 million, or 75%.  This decrease was primarily attributable to the periodic fair valuation of the Company's warrant liability which generated non-cash income of approximately $4.3 million for the six months ended June 30, 2012 as compared to non-cash income of approximately $17.1 million for the six months ended June 30, 2011, for a total decrease of approximately $12.8 million between the periods.

Liquidity and Capital Resources

At June 30, 2012, we had approximately $13.2 million in cash and cash equivalents and $8.8 million in short-term investments, along with accounts receivable of approximately $0.1 million, and approximately $1.6 million in funded backlog from the federal government. Additionally, Incuron has approximately $3.5 million (based on current exchange rates) of funded backlog available to it under its development grant from Skolkovo.

We are also in active discussions with BARDA and DoD for continued funding of our research and development of CBLB502 for biodefense applications. In addition, we are actively responding to all other contract and grant award possibilities we believe appropriate, such as the recently announced grant we received for the development of CBLB612 from the Ministry of Industry and Trade in the Russian Federation for approximately $4.0 million (see Note 7 to our consolidated financial statements). However, there can be no assurance that any of these contracts or grant award applications will result in funding.

Operating Activities

Net cash used in operations increased from approximately $5.1 million for the six months ended June 30, 2011 to approximately $12.2 million for the six months ended June 30, 2012, representing an increase of approximately $7.1 million, or 139%. After adjusting for non-cash items, the net loss increased by approximately $5.8 million between the periods and the changes in working capital items netted an additional cash usage of approximately $1.3 million.

Investing Activities

Net cash used in investing activities increased from approximately $0.8 million during the six months ended June 30, 2011 to approximately $3.7 million during the six months ended June 30, 2012, representing an increase of approximately $2.9 million, or 363%. For the six months ended June 30, 2012, the net cash provided by investing activities primarily related to the purchase of short-term investments of approximately $5.0 million, partially offset by the maturity of approximately $1.3 million in short-term investments. For the six months ended June 30, 2011, the net cash used in investing activities included the purchase of short-term investments of approximately $0.2 million, equipment of approximately $0.3 million and patents of approximately $0.3 million.  As discussed in Note 2 to the audited financial statements included in our Annual Report on Form 10-K, we adopted a more restrictive standard of capitalization of intellectual property costs during the quarter ended September 30, 2011.

Financing Activities

Net cash provided by financing activities decreased from approximately $25.7 million during the six months ended June 30, 2011 to approximately $5.9 million for the six months ended June 30, 2012, representing a decrease of approximately $19.8 million, or 77%.  For the six months ended June 30, 2012, substantially all of the cash flows from financing activities were attributable to a capital contribution to our Incuron subsidiary by the noncontrolling interest holder. For the six months ended June 30, 2011, cash provided by financing activities included a net cash receipt of approximately $22.1 million related to the issuance of our common stock, an investment in Incuron of approximately $2.3 million by the noncontrolling interest holder, and the exercise of options and warrants for approximately $1.3 million.

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

We believe that our existing funds combined with cash flows from existing government grants and contracts will be sufficient to support our operations into the second quarter of 2013. The success of our company is dependent upon commercializing our research and development programs and our ability to obtain adequate future financing. If we are unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Impact of Inflation

We believe that our results of operations are not dependent upon moderate changes in inflation rates.

Impact of Exchange Rate Fluctuations

From time-to-time, our operations are somewhat dependent upon changes in foreign currency exchange rates; however at June 30, 2012, we were not obligated to make payments in foreign currencies.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first six months ended June 30, 2012. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act as of June 30, 2012. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

As of June 30, 2012, we were not a party to any litigation or other legal proceeding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 31, 2012, as consideration for consulting services to be provided, we issued 25,000 shares of our common stock to each of Netgain Financial, Inc. and MJD Media LLC. These shares were issued without registration in reliance on the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On August 8, 2012, the Board of Directors of the Company ratified a consulting agreement dated as of January 1, 2012 between Michael Fonstein, the Company’s President, and Panacela. Pursuant to this consulting agreement, Panacela will pay Dr. Fonstein an aggregate of $35,000 for his services performed in 2012. The term of the agreement ends on December 31, 2014; however, for periods beyond 2012, service and compensation details have not yet been agreed to by the parties. The consulting agreement may be earlier terminated by Panacela immediately upon written notice if Dr. Fonstein breaches or threatens to breach the confidentiality provisions under the agreement, enters into any arrangement that would create a conflict of interest with providing consulting services to Panacela, engages in malfeasance, misconduct or conduct likely to cause reputational harm to Panacela and if Panacela reasonably determines that Dr. Fonstein cannot perform his services under the agreement. The consulting agreement may also be terminated by either party upon 14 days prior written notice.

On August 8, 2012, the Board of Directors of the Company approved certain compensation arrangements between Yakov Kogan, the Chief Executive Officer of the Company, and Panacela for service as a member of the board of Panacela. Dr. Kogan will receive $35,000 per year under an agreement with Panacela in return for his services. This compensation arrangement is subject to final documentation between the parties.

Item 6. Exhibits

(a) The following exhibits are included as part of this report:

Exhibit Number	Description of Document

10.1	2012 Executive Compensation Plan (Incorporated by reference to Form 8-K/A filed on April 30, 2012).

10.2	2012 Long-term Executive Compensation Plan (Incorporated by reference to Form 8-K filed on June 15, 2012).

31.1	Certification of Yakov Kogan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of C. Neil Lyons, Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification Pursuant To 18 U.S.C. Section 1350.

99.1	Second Amendment to Cleveland BioLabs, Inc. Equity Incentive Plan (Incorporated by reference to Form 8-K filed on June 15, 2012).

99.2	Form of Stock Award (Incorporated by reference to Form 8-K filed on June 15, 2012).

99.3	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Form 8-K filed on June 15, 2012).

101.1
The following information from CBLI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income/(Loss) for the Three and Six Months Ended June 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011; (v) Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2012; and (vi) Notes to Consolidated Financial Statements.*

*           Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated: August 9, 2012	By:	/s/ YAKOV KOGAN
Yakov Kogan Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2012	By:	/s/ C. NEIL LYONS
C. Neil Lyons Chief Financial Officer (Principal Financial Officer)