Form 10-K/A
period 2012-12-31
CLEVELAND BIOLABS INC
filed 2013-04-30
CIK 1318641

 United States Securities and Exchange Commission
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
[  ] Yes  [x] No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [x]

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $50,916,786. There were 44,930,826 shares of common stock outstanding as of April 30, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cleveland BioLabs, Inc.

Form 10-K/A

For the Fiscal Year Ended December 31, 2012

EXPLANATORY NOTE

Cleveland BioLabs, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2012 (the “Original 10-K”) which was filed with the Securities and Exchange Commission on March 18, 2013. We are filing this Amendment for the sole purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. The Company is filing this Amendment to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original 10-K.

The reference on the cover of the Original 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K is hereby deleted. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14, of the Original 10-K are hereby amended and restated in their entirety.In addition, we have included as exhibits to this Amendment under Item 15 of Part IV hereof the certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment reflects only the changes to the cover page and Items 10 through 14 of Part III and, unless noted otherwise, speaks as of the original filing date of the Original 10-K. No other information included in the Original 10-K, including the information set forth in Part I and Part II, has been modified or updated in any way, and the Company has not updated the disclosures contained herein to reflect any events which occurred subsequent to the filing of the Original 10-K or to modify the disclosure contained in the Original 10-K other than to reflect the changes described above.

When used in this Amendment, unless otherwise stated or the context otherwise requires, the terms “the Company,” “we,” “us” and “our” refer to Cleveland BioLabs, Inc. together with its consolidated subsidiaries.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

THE BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

The names of our directors and executive officers and their ages, positions and biographies at the time of filing this Amendment are set forth below.

Name	Age	Position with the Company
David C. Hohn, M.D. (1)	71	Director, Chairman of the Board
James J. Antal (1)	62	Director
Paul E. DiCorleto, Ph.D. (1)	61	Director
Bernard L. Kasten, M.D.	66	Director
Yakov Kogan, Ph.D., MBA	40	Director, Chief Executive Officer
Michael Fonstein, Ph.D.	53	Director, President
Andrei Gudkov, Ph.D., D.Sci.	56	Director, Chief Scientific Officer
Julia R. Brown	66	Director
Anthony Joseph Principi	69	Director
C. Neil Lyons	56	Chief Financial Officer
Jean Viallet, M.D.	55	Chief Development Officer

(1)  Member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

David C. Hohn, M.D.  Dr. Hohn has served as one of our directors since June 2011 and was appointed Chairman of our board in April 2013. From March 1997 to April 2007, Dr. Hohn served as President and Chief Executive Officer of the Roswell Park Cancer Institute and Principal Investigator on Roswell Park’s National Cancer Institute Cancer Center Support Grant. Dr. Hohn retired from his position as President and Chief Executive Officer at Roswell Park Cancer Institute in Buffalo in April 2007, assuming the title of President and Chief Executive Officer Emeritus and serving as its part-time Executive Director of Health Policy, a position in which Dr. Hohn serves as an advisor to management regarding federal health care policy. Additionally, Dr. Hohn serves as a member of the Conflict of Interest Committee at Roswell Park. Prior to joining Roswell Park, Dr. Hohn served as the Vice President for Patient Care at the M.D. Anderson Cancer Center in Houston, Texas. Until 2012, Dr. Hohn was active in New York State cancer control initiatives with the American Cancer Society. In 2011, Dr. Hohn was tasked with leading the planning for the development of a new pediatric hematology and oncology unit in the soon-to-be constructed new John R. Oishei Childrens Hospital, a joint project between Roswell Park and the Kaleida Health System. From 2004 to 2007, he was the Chair of the board of directors and member of the Executive Committee of the National Comprehensive Cancer Network, an alliance of 21 leading cancer centers, and serves as a member (and former Vice Chair) of the New York State Stem Cell Research (NYSTEM) Board. Since 2008, Dr. Hohn has served as a member of the board of directors of Calspan University of Buffalo Research Center (CUBRC), a non-profit contract research corporation that is a subsidiary of the State University of New York system. Dr. Hohn has previously served as a member of a number of Western New York civic and professional boards, including Hauptmann Woodward Medical Institute, Buffalo Niagara Partnership and the Buffalo Philharmonic Orchestra. Dr. Hohn received his undergraduate degree in Chemistry in 1964 at the University of Illinois at Urbana and his Doctorate of Medicine in 1970 from the University of Illinois College of Medicine at Chicago. Dr. Hohn has significant experience in oncology and medical research, coupled with his experience leading a major cancer research center, and, as a result, provides our board with valuable knowledge to the benefit of the Company.

James J. Antal  Mr. Antal became a member of our board in July 2006. Mr. Antal served as Chief Financial Officer of Experian Group Ltd. from 1996 to 2001 and as Chief Investment Officer from 2001 to 2002. Experian is a leading global provider of consumer and business credit information, direct marketing information services, and integrated customer relationship management processes. From 1997 to 2002, he also served on the board of directors of First American Real Estate Solutions, an Experian joint venture with First American Financial Corp. Starting in 2002, Mr. Antal served as an advisor to the board of directors for Plexus Vaccine, Inc., a biotech company, until it was acquired by SIGA Technologies in 2004. In December 2004, he joined the SIGA board of directors, and currently serves on its audit and corporate governance committees. From May 2004 to August 2005, he was engaged as the Chief Financial Advisor to the Black Mountain Gold Coffee Co. From July 2005 to August 2009, he served on a part-time basis as Chief Financial Officer of Pathway Data Inc., a privately-held company engaged in consumer credit notification and identity theft assistance services. Mr. Antal earned a Bachelor of Science degree in Business Administration with an Accounting major from the Ohio State University in 1973. He became a Certified Public Accountant (Ohio) in 1975. Mr. Antal’s experience in accounting and finance, particularly with respect to biotechnology companies and public reporting companies make him an important asset to our board and a qualified Audit Committee Chairman.

Paul E. DiCorleto, Ph.D.  Dr. DiCorleto has served as one of our directors since June 2003. Since 2002, he has served as the Chair of the Cleveland Clinic Lerner Research Institute and Chair of the Department of Molecular Medicine at the Case Western Reserve University School of Medicine. Dr. DiCorleto’s research focuses on the molecular and cellular basis of atherosclerosis. He has been with the Cleveland Clinic since 1981, having served previously as Chair of the Department of Cell Biology, as an Associate Chief of Staff of Cleveland Clinic, and as a current member of the Clinic’s Board of Governors and Board of Trustees. On a national level, Dr. DiCorleto has chaired multiple National Institute of Health and American Heart Association review panels, as well as several national conferences on research into heart and vascular disease. He has published over 100 articles in his field. Dr. DiCorleto is a Community Trustee of Cleveland State University and a member of the Association of American Medical College’s Advisory Panel on Research. Dr. DiCorleto received his undergraduate training in chemistry at Rensselaer Polytechnic Institute and his doctorate in biochemistry from Cornell University. Dr. DiCorleto’s research background, with an emphasis on cell and molecular biology, provides our board with an experienced non-management perspective on the Company’s research and development activity.

Bernard L. Kasten, M.D.  Dr. Kasten became a member of our board in July 2006 and was the Chairman of our board from August 2006 until April 2013. From 1995 to 2004, Dr. Kasten served at Quest Diagnostics Incorporated where he was Chief Laboratory Officer and most recently Vice President of Medical Affairs of its MedPlus Inc. subsidiary. Dr. Kasten served as a director of SIGA Technologies from May 2003 to December 2006, and as SIGA’s Chief Executive Officer from July 2004 through April 2006. Dr. Kasten has served as the Chairman of the board of GeneLink Inc. since April 2007 and as Chief Executive Officer since December 2010. Dr. Kasten has served as a director of Enzo BioChem Inc. since January 2008. Dr. Kasten is also a director of several privately held companies. Dr. Kasten is a graduate of the Ohio State University College of Medicine. His residency was served at the University of Miami, Florida, and he was awarded fellowships at the National Institutes of Health Clinical Center and National Cancer Institutes, Bethesda, Maryland. He is a diplomat of the American Board of Pathology with certification in anatomic and clinical pathology with sub-specialty certification in Medical Microbiology. Dr. Kasten’s background in biotechnology in both a research and commercial capacity provides valuable background and expertise to our board.

Yakov Kogan, Ph.D., MBA  Dr. Kogan has served as one of our directors since our inception in June 2003. Dr. Kogan has served as our Chief Executive Officer since June 2012. Previously, he served as our Chief Operating Officer from February 2008 until June 2012 and as our Interim Chief Executive Officer from January 2012 until June 2012. Dr. Kogan also served as our Executive Vice President of Business Development from our inception until February 2008. From 2002 to 2003, he was Director for Business Development at Integrated Genomics where he was responsible for commercial sales and expansion of the company’s capital base. Prior to his tenure in business development, Dr. Kogan worked as a Group Leader/Senior Scientist at Integrated Genomics and ThermoGen, Inc. and as Research Associate at the University of Chicago. Dr. Kogan holds a Ph.D. degree in Molecular Biology from All-Union Research Institute of Genetics and Selection of Industrial Microorganisms (VNIIGenetika) (Moscow, Russia), as well as an MBA degree from the University Of Chicago Graduate School Of Business. Dr. Kogan’s day-to-day leadership as Chief Executive Officer provides our board with intimate knowledge of our operations.

Michael Fonstein, Ph.D.  Dr. Fonstein has served as our President and as one of our directors since our inception in June 2003. Dr. Fonstein also served as our Chief Executive Officer from June 2003 until January 2012. Previously, he served as Director of the DNA Sequencing Center at the University of Chicago from its creation in 1994 to 1998, when he left to found Integrated Genomics, Inc. located in Chicago, Illinois. He served as Chief Executive Officer and President of Integrated Genomics, Inc. from 1997 to 2003. Dr. Fonstein has won several business awards, including the Incubator of the Year Award from the Association of University Related Research Parks. He was also the winner of the KPMG Illinois High Tech Award. Dr. Fonstein’s day-to-day leadership as President provides him with intimate knowledge of our operations. Dr. Fonstein provides our board with a strategic blend of scientific understanding and business development that assists our board in reviewing the opportunities for its primary product candidates.

Andrei Gudkov, Ph.D., D. Sci.  Dr. Gudkov has served as one of our directors and as our Chief Scientific Officer since our inception in June 2003. Prior to 1990, he worked at The National Cancer Research Center in Moscow, where he led a broad research program focused on virology and cancer drug resistance. In 1990, he reestablished his lab at the University of Illinois at Chicago where he became a tenured faculty member in the Department of Molecular Genetics. His lab concentrated on the development of new functional gene discovery methodologies and the identification of new candidate cancer treatment targets. In 2001, Dr. Gudkov moved his laboratory to the Lerner Research Institute at the Cleveland Clinic where he became Chairman of the Department of Molecular Biology and Professor of Biochemistry at Case Western Reserve University. In May 2007, Dr. Gudkov joined Roswell Park Cancer Institute, where he is the Senior Vice President of Basic Science and Chairman of the Department of Cell Stress Biology. Dr. Gudkov provides our board with invaluable insight into the scientific direction of the Company.

Julia R. Brown Ms. Brown has served as one of our directors since April 2013. Ms. Brown has held a variety of executive positions over her 40 year career in the pharmaceutical industry. From January 2000 to July 2003, Ms. Brown was Executive Vice President of Amylin Pharmaceuticals, Inc., responsible for commercial operations. She served as Advisor to the CEO until 2008. Prior to joining Amylin, Ms. Brown was Executive Vice President of Dura Pharmaceuticals, Inc. Ms. Brown spent over 25 years with Eli Lilly and Company in progressively more senior roles including Vice President of IVAC Corporation and General Manager of its Vital Signs Division and Vice President of Worldwide Marketing for Hybritech. Ms. Brown is currently a member of the board of directors of Targacept, Inc. and serves as chair of its compensation committee. She is also a member of the board of directors of Biodel Inc. and serves as chair of its compensation committee and is a member of its nominating and governance committee. Previously, she served on the board of directors of Labopharm, Inc. (acquired by Paladin Labs Inc.) and Tanox, Inc. (acquired by Genentech, Inc.). She is a member of the National Association of Corporate Directors and Women Corporate Directors. Ms. Brown is Vice Chair of Corporate Directors Forum. Ms. Brown is Chair Emerita of the board of trustees of the UC San Diego Foundation and is currently a member of the board of CONNECT, an organization that fosters innovation, entrepreneurship and the formation of new companies in southern California. Ms. Brown is a graduate of Louisiana Tech University where she studied microbiology and biochemistry.

Anthony Joseph Principi  Mr. Principi has served as one of our directors since April 2013. Mr. Principi serves as principal of The Principi Group, a consulting firm. From 2005 through 2010, he was Senior Vice President of Government Relations of Pfizer, Inc.. Prior to joining Pfizer, Inc., Mr. Principi served as Secretary of the U.S. Department of Veterans Affairs from 2001 through 2005. In 2005, he served as the Chairman of the Defense 2005 Base Realignment and Closure Commission. Prior to becoming Secretary of the U.S. Department of Veterans Affairs, Mr. Principi was President of QTC Medical Services Inc. from 1999 through 2001 and Senior Vice President of Lockheed Martin IMS from 1995 through 1996. Prior to joining Lockheed Martin IMS, Mr. Principi was Chief Counsel and Staff Director of the U.S. Senate Armed Services Committee from 1993 through 1994, and was Chief Counsel and Staff Director of the U.S. Senate Committee on Veterans’ Affairs from 1984 through 1988. Mr. Principi serves as a director and member of the corporate governance and compensation and evaluation committees of Mutual of Omaha. He is also a member of the board of directors of Engility Holdings, Inc. and is a member of its compensation committee and its nominating/corporate governance committee. Mr. Principi served as Executive Chairman of QTC Management, and was a director of Perot Systems Corporation. Mr. Principi received a Bachelor of Science from the U.S. Naval Academy and a Juris Doctor from Seton Hall University School of Law.

C. Neil Lyons, CPA  Mr. Lyons has been our Chief Financial Officer since September 2011. Mr. Lyons has over 30 years of experience related to operations, finance, SEC compliance, complex financial transactions, strategy, information systems and corporate governance. Prior to joining the Company, from April 2005 until August 2011, Mr. Lyons served as Chief Financial Officer and Treasurer of RegeneRx Biopharmaceuticals, Inc., where he led several financial transactions, identified and captured government grant opportunities, directed investor relations activities, developed financial models and implemented investment strategies and employee benefit programs. From 2003 until 2005, Mr. Lyons founded and was the principal of Ironbridge Consulting, a firm that provided financial consulting services, to businesses in the Washington D.C. metro area. From 1998 until 2003, Mr. Lyons was the Vice President, Finance, of SkyBridge Limited Partnership, an international satellite broadband start-up affiliated with Alcatel, where he secured significant amounts of capital and was an active participant in acquisition and joint venture activities. Prior to that, Mr. Lyons served in various positions at Bell Atlantic (now Verizon), from 1996 to 1998, HFS, Inc., a major Department of Defense contractor from 1990 to 1996, and practiced public accounting with Deloitte and Arthur Young from 1979 to 1990. Mr. Lyons is a certified public accountant and received a Bachelor of Science degree in accounting, magna cum laude, from Florida Southern College.

Jean Viallet, M.D.  Dr. Viallet joined the Company as our Chief Development Officer in April 2013. Prior to joining us, Dr. Viallet established Viallet Oncology Consulting, LLC after serving as the Chief Medical Officer of Precision Therapeutics, Inc. from October 2011 to March 2012. Prior to this, Dr. Viallet held various positions at Gemin X Pharmaceuticals, Inc. as its Vice President of Clinical Development from November 2002 to December 2006, as its Chief Medical Officer from January 2007 to December 2009 and as its Executive Vice President and Chief Medical Officer from January 2010 to June 2011, culminating in a successful strategic acquisition by Cephalon, Inc. Prior to serving at Gemin X Pharmaceuticals, Inc., Dr. Viallet held senior clinical oncology development positions at GlaxoSmithKline plc from May 2001 to November 2002 and Sanofi from August 1996 to May 2001. Dr. Viallet has also served in several clinical and academic posts at Hospital Notre Dame, Montreal General Hospital, McGill University and the University of Montreal. Dr. Viallet earned a medical degree from the University of Montreal in Montreal, Quebec, Canada.

There are no family relationships among any of our directors or officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis, except for a Form 4 that was not timely filed for Mr. Antal to report that 4,300 shares of common stock were acquired on December 27, 2012 by a trust of which Mr. Antal is a trustee. In making these statements, we have relied upon the written representations of our directors and executive officers and copies of their reports that have been filed with the Securities and Exchange Commission.

Code of Ethics for Senior Executives and Financial Officers and Code of Conduct

Our board has adopted a Code of Ethics for Senior Executives and Financial Officers that is specifically applicable to its executive officers and senior financial officers, including its principal executive officer and its principal financial officer. The Code of Ethics for Senior Executives and Financial Officers is posted on our website, www.cbiolabs.com, under the link “Investors” and the section therein titled “Corporate Governance.” We have also adopted a Code of Conduct in order to promote honest and ethical conduct and compliance with the laws and governmental rules and regulations to which we are subject. The Code of Conduct is applicable to all of our employees, officers and directors, and is posted on our website, www.cbiolabs.com, under the link “Investors” and the section therein titled “Corporate Governance.”

Committees of the Board of Directors

Our board has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

Our Audit Committee currently has three members, Mr. Antal (Chairman), and Drs. DiCorleto and Hohn. All members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and by the NASDAQ Stock Market, as such standards apply specifically to members of audit committees. Our board has determined that Mr. Antal is an “audit committee financial expert,” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This section explains our executive compensation program for 2012 as it relates to our “named executive officers,” or “NEOs,” listed below whose compensation information is presented in the tables following this discussion.

Name	Title

Dr. Yakov Kogan	Chief Executive Officer (1)
Dr. Michael Fonstein	President (2)
Dr. Andrei Gudkov	Chief Scientific Officer
Mr. C. Neil Lyons	Chief Financial Officer
___________________
(1) Dr. Kogan became our Interim Chief Executive Officer, effective January 23, 2012, and our Chief Executive Officer, effective June 13, 2012.

(2) Dr. Fonstein was our President and Chief Executive Officer from June 5, 2003 through January 23, 2012. He resigned from the position of Chief Executive Officer on January 23, 2012 and remains our President.

Executive Summary

Our Compensation Committee believes that our executive compensation program is appropriately designed to incentivize our NEOs to work for our long-term prosperity through pay-for-performance incentives, is reasonable in comparison with the levels of compensation provided by our peer group companies, discourages our NEOs from assuming excessive risks, and reflects a reasonable cost. We believe our NEOs are critical to achievement of our corporate goals, through which we can drive shareholder value. We therefore give considerable thought to the design and administration of our NEO compensation program.

Our NEO compensation packages are designed around the following principles:

•	Align long-term incentive opportunities with stockholder value creation;
•	Attract, motivate and retain qualified individuals to contribute to our growth and success;
•	Provide competitive compensation opportunities consistent with industry practices where we compete for talent; and
•	Maintain a reasonable and responsible cost structure.

The major aspects of our executive compensation program include the following:

•	Competitive Base Pay: The Compensation Committee regularly reviews base pay benchmark data to confirm that our NEOs’ base pay is in-line with industry practice and whether to make any adjustments.
•
Strong Pay-for-Performance Principles: A majority of our NEO’s total potential compensation is contingent on achieving short-term corporate goals as defined in our annual Executive Compensation Plan, referred to in this discussion as our Annual Plan, and our Long-term Executive Compensation Incentive Plan, referred to in this discussion as our Long-term Plan. Our Annual Plan is intended to focus our NEOs on achieving annual value-driving clinical development goals, pre-commercialization.  Our Long-term Plan currently has a performance period that expires on December 31, 2016, and is intended to incentivize our NEOs to attain our commercialization goals, either through out-licensing, marketing approval or direct product sales.

•
Responsible Severance Compensation. Our NEO’s employment agreements generally provide the executive with severance benefits only if the executive’s employment is involuntarily terminated, or employment terminates due to death or disability. The severance benefits provided in these agreements in the event of an involuntary termination are limited to six months of base salary, and in the event of termination due to death or disability are limited to a maximum of 18 months base salary, and we do not provide any tax gross-up payments.

•	Limited Executive Benefits. We do not offer executive benefits such as car allowances, personal security, financial planning advice, tax preparation services or club memberships.
•	Stockholder Approval Required to Reprice Options. Our current equity plans do not permit repricing of underwater stock options held by our NEOs or other employees without prior stockholder approval.

We held our first stockholder advisory vote on executive compensation in 2011. When determining how often to hold an advisory vote on executive compensation, our Board recommended and our stockholders agreed upon, an annual vote. In 2012, approximately 86.3% of the votes cast approved our executive compensation described in our prior year’s proxy statement. The Compensation Committee considered the results of our 2011 and 2012 stockholder advisory votes an endorsement of its compensation policies, practices and philosophy for our named executive officers and has not made changes to its practices as a result of such votes.

Compensation Setting Process

Overview

The overall objectives of our compensation program are to attract and retain the best possible executive talent, to motivate these executives to achieve the goals and objectives within our strategic plan, and to align executive compensation with stockholder interests. To achieve these objectives, we have developed an overall compensation strategy, including specific goals that tie the majority of our NEO’s compensation to performance.

When creating a NEO’s overall compensation package, the Compensation Committee considers the different components of our compensation elements in light of the role the NEOs will play in achieving our near term and longer term goals, as well as the compensation packages provided to similarly situated executives at companies we consider to be our peers. Our NEO’s compensation components are: Base salary, the Annual Plan and the Long-term Plan, as discussed more thoroughly in this section. We do not predetermine an allocation of the overall compensation to be represented by the various compensation elements. Rather, the Compensation Committee’s intention is that the incentives provided by the Annual Plan and the Long-term Plan provide a majority of the NEO’s total compensation. As a result, historically, approximately 50% or more of our NEOs total potential compensation has been at risk in any given fiscal year. Our Compensation Committee believes that having a significant portion of our executives’ compensation package at risk has contributed to cultivating a culture in which our NEOs aggressively pursue our corporate performance and strategic goals as they know that their take home pay, to a large extent, depends upon our performance and, to some extent, their contribution to our performance. Additionally, the incorporation of significant equity incentives is designed to mitigate the risk that our NEOs will pursue short-term outcomes at the expense of long-term stockholder value. Performance-based annual cash and stock option compensation awards under our Annual Plan are made based on the achievement of short-term corporate goals designed to incentivize the executives to create shareholder value and attain short-term performance objectives. Our short-term corporate goals are currently developmental in nature because our product pipeline is pre-commercialization. The corporate goals vary year-to-year, but generally include value-adding achievements such as contract/grant funding, timely completion of research and development objectives, financial performance and cash flow management and stock performance. Performance-based long-term awards under our Long-term Plan are made based on the achievement of corporate commercialization objectives that address out-licensing, drug approval and product sales. The Long-term Plan has a term of three and a half years and was first implemented in June 2012 and expires in December 2016. Any awards granted under the Long-term Plan can be settled in either cash or equity, as determined in the Compensation Committee’s discretion.

We believe that the combined mix of these three pay elements allows us to provide a competitive, cost-effective, total compensation package to our NEOs, largely based on achievement of value-driving milestones. More specifically, the Compensation Committee believes this structure aligns a majority of the NEO’s potential compensation to performance.

Role of the Chief Executive Officer

The Chief Executive Officer has no role in setting his compensation and is specifically excluded from any discussions related to his compensation. However, the Chief Executive Officer recommends to the Compensation Committee for its approval, proposed corporate performance and strategic goals and their relative weighting for the upcoming fiscal year for the Annual Plan and the Long-term Plan, as well as provides input on the level of attainment of the prior year’s goals, for purposes of determining awards under the Annual Plan and Long-term Plan for all our NEOs, including the Chief Executive Officer. Finally, the Chief Executive Officer regularly provides input to the Compensation Committee during the course of the year regarding the performance and compensation of our other NEOs.

Compensation Committee Decision-making Process

The Compensation Committee approves the compensation packages for all NEOs. When determining the base salary and equity incentive compensation awards, the Compensation Committee considers the ongoing feedback it has received during the prior year from the Chief Executive Officer regarding the performance of each executive, benchmark data, compensation for new executive hires, as well as high-level strategic issues, such as new trends, plans or approaches to compensation. The Compensation Committee also considers the results of our stockholder advisory votes on executive compensation.

In addition, the Compensation Committee approves the goals and performance target levels relevant to our Annual Plan and Long-term Plan. Generally, the Compensation Committee’s process for determining Annual Plan and Long-term Plan awards involves: (i) the determination of target award levels, (ii) the establishment of performance goals, and (iii) an evaluation of our actual performance in relation to the performance goals. In 2012, the Compensation Committee, approved an adjustment in the Annual Plan cash bonus target levels for all of our NEOs except for Dr. Gudkov from 20% to 30% of “CBLI-only” base compensation, and approved an increase in the Annual Plan cash bonus target level for Dr. Gudkov from 40% to 60% of his annualized cash consulting retainer. Cash and equity compensation under the Annual Plan and Long-term Plan represents a majority of our NEOs total potential compensation, which means that a large portion of our NEO’s potential compensation is at risk. The Compensation Committee and our full board typically set the performance goals of the Annual Plan at the beginning of each year and at the beginning of the Long-term Plan’s performance period. The Compensation Committee recognizes that the research and development environment in which management operates is dynamic, requiring changes as new discoveries are made, or opportunities present themselves. As such the Compensation Committee retains discretion to make upward and downward adjustments to final awards based on the Compensation Committee’s assessment of both the Company’s and the executive’s personal performance. When considering the levels of bonus compensation to award, the Compensation Committee also reviews the individual performance of our NEOs and considers the recommendations of our Chief Executive Officer.

Role of Compensation Consultants

The Compensation Committee has the authority under its charter to engage the services of outside advisors, experts and others to assist the Compensation Committee in carrying out its delegated duties. We have not historically hired an outside consulting firm to evaluate our compensation practices or provide recommendations to our Compensation Committee in order to preserve cash to fund our operations. Rather, the Compensation Committee has relied upon significant internally-developed benchmark data to guide its decisions.

Compensation Benchmarking

In any year the Compensation Committee may benchmark the compensation for our NEOs with that of executives with similar positions in our industry, adjusting for known or perceived differences between our NEO’s experience and levels of responsibility with the job descriptions reflected for the generalized survey data. Typically, the Chair of the Compensation Committee performs a benchmark analysis once ever two years, but additional studies may be performed periodically as determined as necessary or desirable by the Compensation Committee. In December 2012, at the request of our Compensation Committee, our Chief Financial Officer performed a benchmark analysis using two sources: (i) publicly-traded biotechnology companies with market capitalizations of $250 million or less, with the sample having a median market capitalization of $100M, and (ii) the Radford Global Life Sciences data for 2011 for biotechnology companies having between 50 – 150 employees. The Compensation Committee determined that these criteria were appropriate in selecting the peer companies for the study given that we had a market capitalization of $82 million, and that the Radford survey data was appropriate because at such time we had 85 employees. Results of that study, which compare published 2011 data to our current NEO compensation structure is depicted below.

		NEO Salary (1) /	2011 Proxy Survey (3)		2011 Radford Survey
Position	Compensation Type	Target cash bonus % (2)	Median	Mean	50th percentile

Chief Executive	Base pay	$430,000	$488,750	$529,091	$439,300
Officer	Target cash bonus %	30%	50%	49%	50%

President (4)	Base pay	$355,000	$301,250	$316,245	$400,000
	Target cash bonus %	30%	30%	29%	40%

Chief Scientific	Base pay	$223,677	$331,540	$312,095	$300,000
Officer (5)	Target cash bonus %	60%	35%	36%	Not Available

Chief Financial	Base pay	$254,500	$306,373	$323,259	$300,000
Officer	Target cash bonus %	30%	33%	36%	35%
___________________
(1) The salary in this table represents the NEO's annualized rate of base pay as of December 31, 2012 from CBLI and its majority-owned subsidiaries, where applicable. Actual compensation for the year ended December 31, 2012 can be found in the Summary Compensation Table later in this document.

(2) For CBLI NEOs, the target cash bonus % is applied against the “CBLI-only base pay” as illustrated in the table below under the heading “2012 Executive Compensation Summary,” i.e. only a portion of the salary figures presented above for Drs. Kogan, Fonstein and Gudkov would qualify. For the survey data, the target cash bonus is expressed as a percent of the salary figures presented.

(3) This survey included the following companies: Celldex Therapeutics, Inc., Sarepta Therapeutics, Inc., Threshold Pharmaceuticals, Inc., Novavax, Inc., Geron Corporation, Progenics Pharmaceuticals Inc., BioCryst Pharmaceuticals, Inc., SIGA Technologies, Inc., Peregrine Pharmaceuticals, Inc., Cytokenetics Incorporated, Hemispherx Biopharma, Inc., CytRx Corporation, PharmAthene, Inc., Cyclacel Pharmaceuticals, Idera Pharmaceuticals, Inc., GenVec, Inc. and Aeolis Pharmaceuticals, Inc. The median market capitalization of these companies was $95 million.

(4) If the survey company did not have a separate President, the position benchmarked was the next highest-level position.

(5) The Chief Scientific Officer is a part-time consulting position for CBLI. Our Chief Scientific Officer is paid a monthly cash consulting fee in lieu of base salary.

Evaluations

The Compensation Committee evaluates the performance of our executive officers in light of performance goals and objectives established for the Annual Plan and Long-term Plan at least once a year. Based upon these evaluations, the Compensation Committee determines the annual compensation for our executive officers, including base salary, cash consulting fees, cash bonus and equity compensation. In its evaluation of the NEOs, the Compensation Committee considers, among other things, the following:

•	overall management of the Company;
•	progress achieved by our drug candidates;
•	shareholder return;
•	the maintenance of successful relationships with our board and stockholders;
•	our financial performance with respect to the preparation of and compliance with our budget, including capital reserves;
•	success in securing new government contracts and grants and other third-party funding, and progress under such contracts and other funding arrangements once obtained; and
•	regulatory compliance (including compliance with NASDAQ rules, the securities laws, FDA regulations, etc.).

Typically, the Compensation Committee meets at least twice per year to make compensation decisions for our NEOs, with greater frequency if necessary. The Compensation Committee also meets and confers regularly in executive session. The Compensation Committee met 14 times during 2012.

The agenda for each meeting is usually developed by the Chair of the Compensation Committee, in consultation with our Chief Executive Officer and our other executive officers, as needed. From time-to-time, various members of our management, as well as outside advisors, may make presentations to the Compensation Committee. The Compensation Committee charter grants the Compensation Committee full access to all of our books, records, facilities and personnel, as well as the authority to obtain, at our expense, advice and assistance external advisors that the Compensation Committee considers appropriate in the performance of its duties. As part of its deliberations, the Compensation Committee may review financial reports, projections, operational data, tax and accounting information. The Compensation Committee also considers historical base salary, bonus and equity information including: (1) equity grant history; (2) vested and unvested potential gain on equity awards using an assumed selected series of stock prices at points in time; and (3) stock option exercise history, in its compensation decisions. In determining 2012 NEO compensation, the Compensation Committee also considered the recommendations of our Chief Executive Officer and each executive’s individual performance.

2012 Executive Compensation Summary

The following table summarizes our 2012 salaries and targeted annual incentive bonuses and equity awards for our NEOs.  Of note, Drs. Kogan, Fonstein and Gudkov are also compensated by our majority-owned subsidiaries for their service on the boards of directors of the subsidiaries and for their strategic guidance. It is only the base cash compensation paid to them directly by CBLI that is eligible for incentive bonuses under our Annual Plan so that no bonus is paid under our Annual Plan with respect to the cash compensation paid by the majority-owned subsidiaries.

	Source of Cash Compensation				Number of
Position	CBLI	Majority-owned Subsidiaries (1)	Total Cash Compensation	Incentive Bonus Target (2)	Stock Options Awarded (3)

Dr. Yakov Kogan (4)	$310,438	$85,000	$395,438	30%	-
Dr. Michael Fonstein (5)	$303,749	$85,000	$388,749	30%	-
Dr. Andrei Gudkov (6)	$138,677	$85,000	$223,677	60%	-
Mr. Neil Lyons	$255,485	$-	$255,485	30%	-
___________________
(1) Drs. Kogan, Fonstein and Gudkov each receive an annual cash retainer of $50,000 for serving on the board of directors of Incuron, LLC, and an annual cash retainer of $35,000 for serving on the board of directors of Panacela Labs, Inc.

(2) The incentive bonus target is applied as a percentage of the "CBLI–base pay,” in determining actual cash bonus awards. The maximum potential incentive bonus award level is 200% of the target amount.

(3) The target stock option award levels were approved for the 2012 Annual Plan, to be granted if we achieved our 2012 performance goals. No stock options were granted to the NEOs during 2012.

(4) Dr. Kogan was named Chief Executive Officer on June 13, 2012 at which time his CBLI compensation was increased from $266,685 to $345,000 per year.

(5) Dr. Fonstein resigned from his position as Chief Executive Officer on January 23, 2012, retaining the position of President. On June 13, 2012 his CBLI compensation was reduced from $341,356 to $270,000.

(6) Dr. Gudkov serves as our Chief Scientific Officer on a part-time basis.

2012 Base Cash Compensation

The purpose of base salary is to provide a level of fixed compensation to our NEOs in order to attract and retain executives with the qualifications desired for the particular position. The Compensation Committee reviews base salaries annually, and usually considers adjusting base salaries to reflect our performance over the preceding year while considering the annual base salary increase trend data reflected by the benchmark data. These guidelines are used throughout our company in determining appropriate base salary increases for all our employees. For 2012, the Compensation Committee’s aim, in line with CBLI’s general philosophy to set target compensation levels that are competitive while maintaining a reasonable cost structure, was to approve 2012 CLBI base salary increases based upon our 2011 performance levels.

Based upon its evaluation of our 2011 performance levels, in January 2012 the Compensation Committee generally approved 1.8% increases in base compensation for all our NEOs. In approving such increased base cash compensation levels for 2012, the Compensation Committee specifically considered our stock price performance during 2011, the attainment of 14 out of 17 of our targeted operating milestones for 2011, and attainment of our targeted operating cash flow goals.

For Drs. Kogan, Fonstein and Gudkov, the Compensation Committee approved an increase in income from our majority-owned subsidiaries of $35,000 each due to their increased activities providing strategic guidance to our newly-formed subsidiary, Pancela Labs, Inc.

Dr. Kogan’s annual CBLI-only base pay was increased by 1.8% in January 2012 from $261,975 to $266,685. In June 2012, upon being appointed Chief Executive Officer, Dr. Kogan’s annual CBLI-only base pay was increased to $345,000 in light of his increased responsibilities in that role. Dr. Kogan’s additional compensation from our majority-owned subsidiaries remained unchanged at $85,000.  Dr. Fonstein’s annual 2012 base salary was increased by 1.8% in January 2012 from $335,320 to $341,356. In June 2012, Dr. Fonstein’s annual CBLI-only base salary was decreased to $270,000 in light of his decreased responsibilities as he no longer serving as our Chief Executive Officer. Dr. Fonstein’s additional compensation from our majority-owned subsidiaries remained unchanged at $85,000.

Incentive Compensation

The Compensation Committee, in its discretion, may establish incentive plans and otherwise award cash and/or equity bonuses to our executive officers. The amounts of both the cash and equity bonuses are determined based on performance, which is evaluated annually under the Annual Plan, and periodically as goals are achieved under the Long-term Plan. The cash and equity bonuses for each of our executive officers is based on various factors, including, among others, the achievement of various operating milestones based on scientific and business goals, our financial performance, the performance of our stock, and our establishment and compliance with satisfactory corporate governance practices. The operating milestones used in the evaluation of our annual incentive compensation are based on annual proposals made by our executive officers, which are then evaluated and ultimately approved by the Compensation Committee. Commencing in fiscal year 2012, incentive compensation for our executive officers is determined, in part, based on certain individual goals for each of our executive officers that will be agreed upon annually. We believe that the annual incentive bonuses motivate and encourage our executive officers to fulfill the short-term goals required for our longer term strategic plan.

2012 Annual Plan - Cash Bonuses. The target annual cash bonus awarded each executive officer under the Annual Plan is determined based on a percentage of such executive officer’s base salary paid by CBLI directly, i.e. payments from majority-owned subsidiaries are not included in the base salary calculation for such purposes. The target cash bonus levels for 2012 were set at 30% of base salary, with a maximum potential bonus of 60% of base salary, except for Dr. Gudkov. Dr. Gudkov’s target cash bonus was set at 60% of his annualized cash consulting retainer, with a maximum potential bonus of 120% of his annualized cash consulting retainer. Dr. Gudkov’s incentive compensation percentages in relation to his base cash compensation are doubled to reflect the lesser amount of cash compensation paid to him in his consulting role and that the consulting services that he provides are critical to the attainment of our performance goals. These target bonus levels for 2012 were approved by our Compensation Committee after taking into account the benchmarking study as well as the financial condition of the Company. Our executive officers were eligible for a 2012 cash bonus under the Annual Plan based on the following formula:

CBLI-only Base Salary (or annual cash consulting retainer)	X	Bonus Target	X	Performance Factor	=	Annual Cash Bonus Amount
		(expressed as a percentage of base salary)		(based on the performance over the past year based on the evaluation factors)

The performance goals established for the annual cash bonus plan for 2012 by the Compensation Committee were as follows:

Goal	Weighting

Entolimod biodefense program - achieve full agreement with the FDA regarding the pivotal animal protocols, completion of filing various reports with the FDA and maintain Federal contracting compliance	24%

Initiate a second oncology trial with Entolimod	4%

Finalize preclinical work on CBL0137 program	12%

Subtotal clinical goals	40%

December 31, 2012, achieve share price of $5.00 by December 31, 2012	20%

Meet operating financial forecast	20%

Subtotal corporate goals	80%

Individual goals	20%

2012 Annual Plan - Equity Bonuses. The Compensation Committee believes that granting stock options provides executive officers with a strong economic interest in maximizing stock price appreciation over the long term. The Compensation Committee also believes that the practice of granting stock options can be useful in retaining and recruiting the key talent necessary to ensure our continued success. This element of compensation has been governed by the Cleveland BioLabs, Inc. Equity Incentive Plan, as amended (the “Equity Plan”). The Equity Plan is administered by our Compensation Committee, which reviews executive management’s recommendations concerning stock option grants, and determines the number of stock options to be granted to each such person, and the terms and conditions of any stock options as permitted under the Equity Plan. The exercise price of stock options is based on the value of a share of our common stock on the date of grant. The options, therefore, do not have any value to the executive officer unless the market price of our common stock rises, which aligns the interests of our executive officers with those of our stockholders. Through these option grants, we seek to emphasize the importance of improving the performance of our stock price, increasing stockholder value over the long term.

Our target stock option bonus for 2012 under the Annual Plan was set at 125,000 stock options for each NEO, with a maximum of 250,000 stock options. The Compensation Committee determined in its subjective judgment that these target awards levels were appropriate to provide sufficient incentives to the NEOs to attain our 2012 performance goals. These target number of options approved for the Annual Plan were not granted during 2012, and would be granted only upon subsequent approval of the Compensation Committee after reviewing our actual performance levels for 2012. If granted, such stock options would be immediately fully vested on the applicable grant date, and would have an exercise price per share equal to the value of our stock on the applicable grant date.

Actual 2012 Annual Plan Awards.  In January 2013, the Compensation Committee determined that in light of our cash position at December 31, 2012, and the lack of returns to our investors as evidenced by our stock price on such date, it would disregard the level of attainment of the 2012 performance goals. As such, no 2012 cash bonuses would be awarded under our Annual Plan, and none of the 2012 targeted stock options would be granted.

Rather, the Compensation Committee determined that it would be appropriate to grant our NEOs stock option grants, with such options to be automatically granted in accordance with our equity grant guidelines two days after our current blackout trading period ends, which is currently scheduled to occur on May 13, 2013. The options will vest only if our stock price is $5.00 or more for at least five consecutive trading days, subject to the NEOs continued services with us through such date. The number of shares subject to each option will be based on an overall dollar value equal to 30% of CBLI-only base pay as of December 31, 2012, 60% for Dr. Gudkov, and divided by the per share Black-Scholes of each option as value determined on the applicable grant date.

2012 Long-Term Executive Compensation Plan

On June 13, 2012, the Compensation Committee approved a 2012 Long-term Plan, which includes three major milestone performance goals for our NEOs. These goals are:

Goal #1– Approval of a BLA for Entolimod (previously known as CBLB502) for treatment as a single agent to reduce the risk of death following total body irradiation during or after radiation disaster (medical radiation countermeasure (MRC) application);

Goal #2– Entolimod MRC- Cumulative Firm Orders (all countries exceed $100M);

Goal #3– Cumulative proceeds from upfront and milestone payments from licensing deals for any CBLI compounds exceed $12M (the licensing deals done for the compounds from our subsidiaries will be adjusted by the percentage of CBLI ownership when the licensing agreement is executed).

These goals were selected for our 2012 Long-term Plan as they determined by the Compensation Committee to be the best indicators of achieving increased value. The applicable payout levels for attainment of each goal were determined in the Compensation Committee’s subjective judgment to be at levels sufficient to incentivize our NEOs to attain such goals, and that the benefit to the Company of such attainment was greater than the cost. Under the 2012 Long-term Plan, awards would be paid to each NEO upon achievement of each strategic objective, subject to the NEO’s continued services with us through such attainment. Each payment amount would be equal to a percentage of the executive’s base salary at the time of award attainment for Goal #1 or a percentage of the cumulative firm order/licensing proceeds for Goals #2 and 3.

Upon achievement of Goal #1 in the United States, each NEO will be paid a bonus equal to 100% of their CLBI base salary or cash consulting retainer, as applicable, as determined by reference to their respective base salary and cash retainer levels in effect on the applicable Goal #1 achievement date.

Upon the first occurrence of the achievement of Goal #1 in Australia, Brazil, Canada, China, European Union, India, Japan, Mexico or Russian Federation, each NEO will be paid a bonus equal to 33% of their base salary or cash consulting retainer, as applicable, as determined by reference to their respective base salary and cash retainer levels in effect on the applicable Goal #1 achievement date. In addition to the above described bonuses, upon the achievement of Goal #1 in the United States or in another country listed above, an amount equal to 100% of the total of the executive team’s aggregate bonus amount will be placed into an employee bonus pool to be distributed to non-executive employees of CBLI, with such bonus amounts allocated at the sole discretion of the executive team.

The following percentages of cumulative firm order/licensing proceeds will be paid to each executive upon achievement of each strategic goal/milestone:

•
Upon achievement of Goal #2 or Goal #3, 4% of any cash that the Company receives from all cumulative orders/licensing payments will be allocated to an executive bonus pool, which will be distributed among the members of the executive team, with the allocation among the executive team members to be determined on a pro-rata basis based on 100% of then current CBLI annual base salaries or cash consulting retainer, as applicable, with respect to each NEO.

•
An additional 1% of all received cumulative orders/licensing payments will be allocated to an employee bonus pool, which will be distributed among the Company’s senior employees on a pro rata basis based on salary.

Based on the Company’s cash position when a goal is achieved, the Compensation Committee will determine whether the incentive payouts will be made in the form of cash or stock, or a combination of both. The 2012 Long-term Plan will expire on December 31, 2016 and no amount will be payable under the Long-term Plan for any goal not achieved by that date.

Severance and Change in Control Agreements

We also provide certain of our executive officers with severance and change of control arrangements in their employment contracts. We believe that severance and change of control packages are a common characteristic of compensation for executive officers. They are intended to provide our executive officers with a sense of security in making the commitment to dedicate their professional careers to our success. Due to our size relative to other public companies and our operating history, we believe that severance and change in control arrangements are be necessary to help us attract and retain necessary skilled and qualified executive officers to continue to grow our Company.

Executive Benefits

Our executive benefits are generally limited to the same benefits we offer all of our employees, except that Dr. Gudkov does not participate in any of our employee benefit plans because he is not our employee. Additionally, we provide Dr. Fonstein with reimbursement for a portion of the cost of his maintaining an apartment near our Buffalo, New York office. The total amount that we spent on Dr. Fonstein’s apartment reimbursement benefit during 2012 was $10,000, which was approximately 75% of the cost of the apartment rental. This benefit was provided to Dr. Fonstein in lieu of paying for hotel costs when Dr. Fonstein travels to our Buffalo, New York office from his primary residence near Chicago, IL approximately two weeks per month. We believe that the benefit of having Dr. Fonstein located close to our Buffalo, New York office exceeds the cost to us of providing such rental reimbursement benefit.

Our Compensation Policies

Section 162(m) Policy

Section 162(m) of the Internal Revenue Code limits the amount that a public company may deduct from federal income taxes for remuneration paid to the chief executive officer and the three other most highly paid executive officers (other than the chief financial officer) to $1 million per year per covered executive officer. Section 162(m) provides an exception from this deduction limitation for certain forms of “performance-based compensation,” including the gain recognized by executive officers upon the exercise of certain compensatory stock options and other compensation based on performance criteria that are approved in advance by stockholders. We are mindful of the benefit to the Company and its stockholders of the full deductibility of compensation. However, we believe that there may be times when we need to retain flexibility in compensating our executive officers in a manner that we believe will best promote our corporate objectives even though the compensation may not be fully deductible under Section 162(m). Therefore, we have not adopted a policy that requires that all compensation be deductible.

Accounting Considerations

The accounting impact of our equity compensation program is one of many factors that the Compensation Committee may consider in determining the size and structure of our program.

Common Stock Ownership Requirements

While we have not adopted a formal written policy on common stock ownership requirements, part of our compensation philosophy involves facilitating common stock ownership by our executive officers through the grant of equity awards because we believe that it helps to align their financial interests with those of our stockholders.

Timing of Awards

The Compensation Committee has the authority to granted equity awards under our Equity Plan. The Compensation Committee strives to ensure that any award is made in such a manner to avoid even the appearance of manipulation because of its award date. It is our policy not to purposely accelerate or delay the public release of material information in consideration of a pending equity grant to allow the grantee to benefit from a more favorable stock price.

Compensation Recovery Policy

We do not have a policy to attempt to recover cash bonus payments paid to our executive officers if the performance objectives that led to the determination of such payments were to be restated, or found not to have been met to the extent the Compensation Committee originally believed. However, as a public company subject to the provisions of Section 304 of the Sarbanes-Oxley Act of 2002, if we are required as a result of misconduct to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws, our chief executive officer and chief financial officer may be legally required to reimburse us for any bonus or other incentive-based or equity-based compensation they receive. In addition, we will comply with the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act and will adopt a compensation recovery policy once the SEC adopts final regulations on the subject.

Risks Related to Compensation Practices and Policies

We regularly assess the risks related to our compensation programs, including our executive compensation programs, and we do not believe that the risks arising from our compensation policies and practices are reasonably likely to have a material adverse effect on our Company. At the Compensation Committee’s direction, management provides ongoing information to the Compensation Committee regarding compensation factors which could mitigate or encourage excessive risk-taking. In its discussions, the Compensation Committee considered the attributes of our programs, including:

•	significant management oversight over employee compensation;
•	a balance of annual and milestone- or target-based incentives for senior executives; and
•	the use of multiple objective performance metrics.

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table shows the total compensation paid or accrued during the last three fiscal years ended December 31, 2010, 2011 and 2012 to (1) our Chief Executive Officer, (2) our President, (3) our current Chief Financial Officer, and (4) our Chief Scientific Officer.

Name and						Option Awards		Non-Equity Incentive Plan Compensation	All Other
Principal		Salary (1)		Bonus	Stock Awards	(3)		(4)	Compensation
Position	Year	($)		($)	($)	($)		($)	($)		Total ($)

Yakov Kogan	2012	395,438	(2)	-	-	253,427	(6)	-	19,379	(11)	668,244
Chief Executive Officer	2011	311,975		-	-	743,557	(7)	23,577	10,856	(12)	1,089,965
	2010	259,248		-	-	252,000	(8)	59,844	9,111	(12)	580,203

Michael Fonstein	2012	388,749	(2)	-	-	129,172	(9)		22,672	(13)	540,593
President	2011	385,326		-	-	743,557	(7)	30,179	378	(12)	1,159,440
	2010	303,268		-	-	252,000	(8)	76,600	-		631,868

C. Neil Lyons	2012	255,485	(2)	-	-	43,057	(9)	-	5,509	(12)	304,051
Chief Financial Officer	2011	83,336	(5)	-	-	217,500	(10)	7,500	2,544	(12)	310,880

Andrei Gudkov	2012	222,229	(2)	-	-	129,172	(9)	-	-		351,401
Chief Scientific Officer	2011	184,882		-	-	743,557	(7)	24,476	-		952,915
	2010	143,193		-	-	252,000	(8)	62,238	-		457,431
___________________
(1)
Base salary includes compensation received from our consolidated, majority-owned subsidiaries, Incuron and Panacela. For 2012, Drs. Kogan, Fonstein and Gudkov earned $50,000 and $35,000 each as compensation from these subsidiaries. For 2011, Drs. Kogan, Fonstein and Gudkov earned $50,000, $50,000 and $50,000, respectively. For 2010, Drs. Kogan, Fonstein and Gudkov earned $20,833, $20,833 and $20,833, respectively.

(2)
For fiscal 2012, the executives opted to receive a restricted stock grant in lieu of a portion of their cash salary. The restricted stock was granted on June 26, 2012, and had a vesting date of December 16, 2012. For fiscal 2012, the amount of salary foregone was $37,375, $10,969, $27,571 and $17,367 for Dr. Kogan, Dr. Fonstein, Mr. Lyons, and Dr. Gudkov, respectively. The grant date fair values of these awards were $43,971, $12,904, $32,437, and $20,432 for Dr. Kogan, Dr. Fonstein, Mr. Lyons, and Dr. Gudkov, respectively. For the number of shares of restricted stock issued to the executives, see the Grants of Plan-Based Awards Table.

(3)
These amounts represent the aggregate grant date fair value for stock option awards granted in fiscal years 2012, 2011, and 2010, respectively, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 6 to our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2012. For a discussion of the stock options granted in respect of services provided in the year ended December 31, 2012, see the discussion under “Compensation Discussion and Analysis—2012 Executive Compensation Summary—Incentive Compensation” and “Executive Officer and Director Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table.”

(4)	The Company’s cash bonuses are paid under our executive compensation plan. As such, the bonus amounts are reported in the column “Non-Equity Incentive Plan Compensation.”
(5)	Mr. Lyons commenced services as the Company's Chief Financial Officer on September 1, 2011.
(6)
Represents (i) options to purchase 56,250 shares of common stock, granted in January 2012 for performance during fiscal 2011, which vested immediately and have an exercise price of $3.35 per share, and (ii) options to purchase 100,000 shares of common stock, granted in June 2012 for promotion to Chief Executive Officer, which vested immediately and have an exercise price of $1.79 per share.

(7)	Represents (i) options to purchase 149,609 shares of common stock, granted in March 2011 for performance during fiscal 2010, which vested immediately and have an exercise price of $7.16 per share.
(8)	Represents options to purchase 105,000 shares of common stock, granted in May 2010 for performance during fiscal 2009, which vested immediately and have an exercise price of $3.44 per share.

(9)
Represents options to purchase 56,250 shares of common stock each for Drs. Fonstein, and Gudkov, and 18,750 shares of common stock for Mr. Lyons, granted in January 2012 for performance during fiscal 2011, which vested immediately and have an exercise price of $3.35 per share.

(10)
Represents options to purchase 125,000 shares of common stock, granted in September 2011, which vest in four annual tranches with the first tranche vesting upon issuance and have an exercise price of $2.41 per share.

(11)	Consists primarily of 401(k) matching contributions and payment for unused vacation in accordance with the Company's policy.
(12)	Consists primarily of 401(k) matching contributions.
(13)	Consists of reimbursement for apartment maintained in Buffalo, New York and 401(k) matching contributions.

Grants of Plan-Based Awards

The following table shows information regarding grants of non-equity incentive plan awards and grants of equity awards that we made during the fiscal year ended December 31, 2012 to each of the executive officers named in the Summary Compensation Table.

									All Other		All Other
									Stock		Option
									Awards:		Awards:
									Number of		Number of	Exercise or	Grant Date
			Estimated Future Payouts Under			Estimated Future Payouts Under			Shares of		Securities	Base Price	Fair Value
		Compensation	Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Stock or		Underlying	of Option	of Stock
		Committee	Threshold	Target	Maximum	Threshold	Target	Maximum	Units		Options	Awards	and Option
Name	Grant Date	Action Date	($)	($)	($)	#	#	#	(#)		(#)	($/Sh)	Awards

Yakov Kogan		1/15/2013	$ 51,750	$ 103,500	$ 207,000	-	-	-	-		-	-	-
	1/23/2012	1/23/2012				50,000	125,000	250,000	-		-	$ 3.35	$ 129,172
	6/13/2012					-	-	-	-		100,000	$ 1.79	$ 124,255
	6/26/2012					-	-	-	27,482	(1)	-	-	$ 43,971

Michael Fonstein		1/15/2013	$ 40,500	$ 81,000	$ 162,000	-	-	-	-		-	-	-
	1/23/2012	1/23/2012				50,000	125,000	250,000	-		-	$ 3.35	$ 129,172
	6/26/2012					-	-	-	8,065	(1)	-	-	$ 12,904

C. Neil Lyons		1/15/2013	$ 38,175	$ 76,350	$ 152,700	-	-	-	-		-	-	-
	1/23/2012	1/23/2012				50,000	125,000	250,000	-		-	$ 3.35	$ 129,172
	6/26/2012					-	-	-	20,273	(1)	-	-	$ 32,437

Andrei Gudkov		1/15/2013	$ 52,103	$ 104,206	$ 208,411	-	-	-	-		-	-	-
	1/23/2012	1/23/2012				50,000	125,000	250,000	-		-	$ 3.35	$ 129,172
	6/26/2012					-	-	-	12,770	(1)	-	-	$ 20,432

(1)	As discussed in footnote (2) to the Summary Compensation Table above, the executives opted to receive a restricted stock grant in lieu of cash salary.

The amounts in the “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards” and “Estimated Possible Payouts Under Equity Incentive Plan Awards” columns represent the minimum, target and maximum amounts that our named executive officers were eligible for pursuant to our executive compensation plan. Actual amounts paid to each of the named executive officers under this plan are set forth in the Summary Compensation Table above. The shares granted on June 26, 2012 represent a restricted stock award offered under the Company’s equity incentive plan. This program was offered to all employees of the Company, and allowed employees to forgo a portion of their salary to receive shares of CBLI stock at a 15% discount on the grant date.

As discussed in footnote (3) to the Summary Compensation Table above, the stock awards and stock options in the table above represent awards granted in the year ended December 31, 2012 and the grant date fair value relating thereto computed in accordance with FASB ASC Topic 718. For a discussion of the stock awards and stock options granted in respect of services provided in the year ended December 31, 2012, see the discussion under “Compensation Discussion and Analysis—Our Executive Compensation Plan—Incentive Compensation” and “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table.”

Option Exercises

There were no exercises of stock options by any of our named executive officers during the fiscal year ended December 31, 2012.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plan.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Yakov Kogan

We entered into an employment agreement dated as of August 1, 2004 with Yakov Kogan, our Chief Executive Officer, which included a three-year initial term and is renewed annually for successive one-year periods, unless earlier terminated in accordance with its terms.

Dr. Kogan was paid a base CBLI salary, exclusive of salaries paid by our majority-owned subsidiaries, at an annual rate of $345,000 as of December 31, 2012. In addition, Dr. Kogan is eligible to earn an annual bonus based on corporate targets set by our board on an annual basis. The Compensation Committee has not yet established the corporate targets for Dr. Kogan for fiscal year 2013. For fiscal year 2012, and in lieu of any cash and option bonuses otherwise due under the 2012 Executive Compensation Plan, the “2012 Plan,” Dr. Kogan will be awarded a stock option grant, exercisable at the closing price of the Company’s stock on the date of award. The Compensation Committee has delayed the grant date for this award until two days after the Company exits its current black-out period, which is currently scheduled to occur on May 13, 2013. The number of shares subject to this option will be based on an overall dollar value equal to 30% of Dr. Kogan’s CBLI-only base pay as of December 31, 2012, and divided by the per share Black-Scholes of such option as value determined on the applicable grant date. The options will vest only if our stock price is $5.00 or more for at least five consecutive trading days, subject to Dr. Kogan’s continued services with us through such date. This grant is not reflected in the tables above. In fiscal year 2012, Dr. Kogan received stock options to purchase 56,250 shares of our common stock, which were awarded as part of his bonus for 2011. On June 13, 2012, Dr. Kogan was also issued 100,000 shares of our common stock commensurate with his appointment as the Chief Executive Officer of the Company. Both option grants were fully vested upon grant. In addition, Dr. Kogan was paid $19,379 in fiscal year 2012 for 401(k) matching contributions and payment for unused vacation in accordance with the Company’s vacation policy.

Dr. Kogan’s employment agreement provides that such agreement will automatically be terminated on the date of his death. Furthermore, the employment agreement permits us to terminate Dr. Kogan upon written notice at any time, with or without cause, or due to a permanent disability.

If Dr. Kogan was terminated by us without cause as described in the agreement, he would be entitled to severance pay equal to six months of his annual salary. Pursuant to the employment agreement, to effect compliance with Section 409A of the Internal Revenue Code, such severance would not be paid until the earlier of six months and one day after termination or the his death. The employment agreement also contains confidentiality, assignment of inventions, non-competition and non-solicitation provisions to help protect the value of our intellectual property.

Michael Fonstein

We entered into an employment agreement dated as of August 1, 2004 with Michael Fonstein, our President, which included a three-year initial term and is renewed annually for successive one-year periods, unless earlier terminated in accordance with its terms.

Dr. Fonstein was paid a base CBLI salary, exclusive of salaries paid by our majority-owned subsidiaries, at an annual rate of $270,000 as of December 31, 2012. In addition, Dr. Fonstein is eligible to earn an annual bonus based on corporate targets set by our board on an annual basis. The Compensation Committee has not yet established the corporate targets for Dr. Fonstein for fiscal year 2013. For fiscal year 2012, and in lieu of any cash and option bonuses otherwise due under the 2012 Plan, Dr. Fonstein will be awarded a stock option grant, exercisable at the closing price of the Company’s stock on the date of award. The Compensation Committee has delayed the grant date for this award until two days after the Company exits its current black-out period, which is currently scheduled to occur on May 13, 2013. The number of shares subject to this option will be based on an overall dollar value equal to 30% of Dr. Fonstein’s CBLI-only base pay as of December 31, 2012, and divided by the per share Black-Scholes of such option as value determined on the applicable grant date.  The options will vest only if our stock price is $5.00 or more for at least five consecutive trading days, subject to Dr. Fonstein’s continued services with us through such date. This grant is not reflected in the tables above. In fiscal year 2012, Dr. Fonstein received stock options to purchase 56,250 shares of our common stock, which were awarded as part of his bonus for 2011. This option grant was fully vested upon grant. In addition, Dr. Fonstein was paid $22,672 in fiscal year 2012 for 401(k) matching contributions and reimbursement for an apartment he maintains in Buffalo, New York.

Dr. Fonstein’s employment agreement provides that such agreement will automatically be terminated on the date of his death. Furthermore, the employment agreement permits us to terminate Dr. Fonstein upon written notice at any time, with or without cause, or due to a permanent disability.

If Dr. Fonstein was terminated by us without cause as described in the agreement, he would be entitled to severance pay equal to six months of his annual salary. Pursuant to the employment agreement, to effect compliance with Section 409A of the Internal Revenue Code, such severance would not be paid until the earlier of six months and one day after termination or the his death. The employment agreement also contains confidentiality, assignment of inventions, non-competition and non-solicitation provisions to help protect the value of our intellectual property.

C. Neil Lyons, CPA

We entered into an employment agreement dated as of August 4, 2011 with C. Neil Lyons, our Chief Financial Officer, effective September 1, 2011. The employment agreement provides that Mr. Lyons’ initial employment term extended until August 31, 2012 and, thereafter, his employment term will be renewed pursuant to terms of the employment agreement for successive one-year periods, unless earlier terminated in accordance with its terms.

Mr. Lyons was paid a base salary at an annual rate of $254,500 in fiscal year 2012 and was awarded stock options to purchase 125,000 shares of the Company’s common stock, of which 25% vested on the date on which Mr. Lyons commenced his employment, and 25% will vest on each of the one, two and three year anniversary dates of the commencement of employment. As an executive officer of the Company, Mr. Lyons is eligible to earn an annual bonus based on corporate targets set by our board on an annual basis. The Compensation Committee has not yet established the corporate targets for Mr. Lyons for fiscal year 2013. For fiscal year 2012, and in lieu of any cash and option bonuses otherwise due under the 2012 Plan, Mr. Lyons will be awarded a stock option grant, exercisable at the closing price of the Company’s stock on the date of award. The Compensation Committee has delayed the grant date for this award until two days after the Company exits its current black-out period, which is currently scheduled to occur on May 13, 2013. The number of shares subject to this option will be based on an overall dollar value equal to 30% of Mr. Lyons’ CBLI-only base pay as of December 31, 2012, and divided by the per share Black-Scholes of such option as value determined on the applicable grant date. The options will vest only if our stock price is $5.00 or more for at least five consecutive trading days, subject to Mr. Lyons’ continued services with us through such date. This grant is not reflected in the tables above. In fiscal year 2012, Mr. Lyons received stock options to purchase 18,750 shares of our common stock, which were awarded as part of his bonus for 2011. This option grant was fully vested upon grant.

Mr. Lyons’ employment agreement provides that such agreement will automatically be terminated on the date of his death. Furthermore, the employment agreement permits us to terminate Mr. Lyons upon written notice at any time, with or without cause, or due to a permanent disability.

If Mr. Lyons is terminated by us without cause as described in the agreement, he would be entitled to severance pay equal to six months of his annual salary. Pursuant to the employment agreement, to effect compliance with Section 409A of the Internal Revenue Code, such severance would not be paid until the earlier of six months and one day after termination or the his death. The employment agreement also contains confidentiality, assignment of inventions, non-competition and non-solicitation provisions to help protect the value of our intellectual property.

Andrei Gudkov, Ph.D., D.Sci.

During the year ended December 31, 2012, our Chief Scientific Officer, Andrei Gudkov, served in such capacity pursuant to a consulting agreement dated as of January 1, 2010, as amended June 10, 2011. Dr. Gudkov’s consulting agreement has an initial term of one year and automatically renews for successive one-year periods, unless earlier terminated in accordance with its terms.

Pursuant to the consulting agreement, Dr. Gudkov received base compensation from CBLI, exclusive of salaries paid by our majority-owned subsidiaries, at an annual rate of $138,677 in fiscal year 2012. Pursuant to the consulting agreement, Dr. Gudkov is deemed an executive officer of the Company and is eligible to participate in our executive compensation plan. In addition, Dr. Gudkov is eligible to earn an annual bonus based on corporate targets set by our board on an annual basis. The Compensation Committee has not yet established the corporate targets for Dr. Gudkov for fiscal year 2013. For fiscal year 2012, and in lieu of any cash and option bonuses otherwise due under the 2012 Plan, Dr. Gudkov will be awarded a stock option grant, exercisable at the closing price of the Company’s stock on the date of award. The Compensation Committee has delayed the grant date for this award until two days after the Company exits its current black-out period, which is currently scheduled to occur on May 13, 2013. The number of shares subject to this option will be based on an overall dollar value equal to 60% of Dr. Gudkov’s CBLI-only base pay as of December 31, 2012, and divided by the per share Black-Scholes of such option as value determined on the applicable grant date. The options will vest only if our stock price is $5.00 or more for at least five consecutive trading days, subject to Dr. Gudkov’s continued services with us through such date. This grant is not reflected in the tables above. In fiscal year 2012, Dr. Gudkov received stock options to purchase 56,250 shares of our common stock, which were awarded as part of his bonus for 2011. This option grant was fully vested upon grant.

The consulting agreement permits us to immediately terminate such agreement upon written notice only “for cause.” The consulting agreement also permits either party to terminate such agreement without cause upon 14 days’ written notice to the other party. The consulting agreement also contains confidentiality and assignment of inventions provisions to help protect the value of our intellectual property, and an indemnification provision for the benefit of Dr. Gudkov.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options outstanding on the last day of the fiscal year ended December 31, 2012, including both awards subject to performance conditions and non-performance-based awards, to each of the executive officers named in the Summary Compensation Table. There were no stock option exercises by any of our named executive officers during the fiscal year ended December 31, 2012. There were no outstanding stock awards to the executive officers named in the Summary Compensation Table on the last day of the fiscal year ended December 31, 2012.

Option Awards
		Equity Incentive
		Plan Awards:
		Number of
	Number of	Securities
	Securities Underlying	Underlying
	Unexercised Options	Unexercised	Option Exercise	Option
	(#)	Unearned Options	Price	Expiration
Name	Exercisable	(#)	($)	Date

Yakov Kogan	100,000		1.79	6/12/2022
	56,250		3.35	1/22/2022
	149,609		7.16	3/20/2021
	105,000		3.44	5/17/2020
	137,250		4.00	2/3/2018
	37,500		8.36	4/5/2017

Michael Fonstein	56,250		3.35	1/22/2022
	149,609		7.16	3/20/2021
	105,000		3.44	5/17/2020
	137,250		4.00	2/3/2018
	37,500		8.36	4/5/2017

C. Neil Lyons	18,750		3.35	1/22/2022
	62,500	62,500	2.41	8/31/2021

Andrei Gudkov	56,250		3.35	1/22/2022
	149,609		7.16	3/20/2021
	105,000		3.44	5/17/2020
	137,250		4.00	2/3/2018
	37,500		8.36	4/5/2017

Potential Payments upon Termination or Change-In-Control

The following descriptions are based on the employment agreements of Dr. Fonstein, Dr. Kogan and Mr. Lyons and the consulting agreement of Dr. Gudkov that were in effect as of December 31, 2012.

Pursuant to the employment agreements of Dr. Kogan, Dr. Fonstein and Mr. Lyons, if such executive is terminated for “cause” or resigns, we would not have any further obligations, except the payment of any base salary and reimbursable expenses accrued through the date of termination of such executive. If such executive is terminated by us without cause as described in his employment agreement, he would be entitled to severance pay equal to six months of his annual base salary reduced by the amount of compensation earned by the executive at other employment. If such executive is terminated due to a permanent disability or death, he would be entitled to receive severance pay equal to the base salary that would have been payable if he had continued his employment for the remaining term under his employment agreement. However, if such executive becomes permanently disabled or dies as a result of, or in conduct of, his employment duties under his employment agreement, he would be entitled to severance pay equal to his base salary that would have been payable had he continued his employment for a period of no less than 18 months. In order to comply with Section 409A of the Internal Revenue Code, in certain instances, such severance may be delayed until the earlier of six months and one day after such executive’s separation from service or his death.

Under the employment agreements for Dr. Fonstein, Dr. Kogan and Mr. Lyons, a “permanent disability” will be deemed to occur if such executive suffers a physical or mental illness, injury or infirmity that prevents him from performing, with or without reasonable accommodations, his essential job functions, for a total period of 120 days in any 360-day period. “Cause,” as defined in the employment agreements, includes, among others, the following events, as determined in the reasonable good faith judgment of our board:

•
the failure of such executive to perform his duties or comply with reasonable directions of our board which continues for ten days after our board has given written notice to such executive, specifying in reasonable detail the manner in which such executive has failed to perform such duties or comply with such directions;

•
the determination by our board in the exercise of its reasonable judgment that such executive has committed an act or acts constituting a felony, dishonesty or disloyalty with respect to the Company or fraud;

•
the determination by our board in the exercise of its reasonable judgment that such executive has committed an act, or has failed to take action, which act or failure to take action adversely affects the Company’s business or reputation or indicates alcohol abuse or drug use by such executive that adversely affects his performance of the essential job functions hereunder; or

•
the breach, non-performance or non-observance of any of the terms of such executive’s employment agreement (other than as described in the first bullet above) or any other agreement to which such executive and the Company are parties, by such executive, if such breach, non-performance or non-observance shall continue beyond a period of ten business days immediately after written notice thereof by the Company to such executive.

Pursuant to Dr. Gudkov’s consulting agreement, Dr. Gudkov may be terminated by us, effective immediately upon receipt of written notice, if he (a) breaches or threatens to breach the provisions relating to inventions and proprietary information, (b) engages in any malfeasance, misconduct or conduct likely to cause reputational harm to the Company, (c) enters into a relationship with a third party that creates a conflict of interest with his consulting services to the Company, (d) fails to perform or neglects his duties after written notice from the chief executive officer, or (e) dies or becomes physically or mentally disabled such that in the Company’s reasonable judgment, Dr. Gudkov cannot perform his duties. The consulting agreement permits either Dr. Gudkov or us to terminate the consulting agreement upon 14 days’ notice. Following termination, we are required to pay Dr. Gudkov all fees owed for services rendered prior to the termination date.  If Mr. Gudkov is terminated without cause within the one year period following a change of control of the Company, he will be entitled to a payment equal to two and a half times his annual compensation under the consulting agreement, to be paid over a two and a half year period following the commencement of the payments, and the bonus he would have received for the year in which the termination occurred, to be paid in a lump sum on the date it would have been paid had the consulting agreement not been terminated. The severance payment and bonus are conditional upon Mr. Gudkov signing a release of all claims against the Company.

The following table summarizes the payments that would have been made to our named executive officers under the employment or consulting agreements, as applicable, upon a termination on December 31, 2012.

	Voluntary Termination/ Termination for Cause	Termination Without Cause		Death or Disability In Performance of Duty

Yakov Kogan	$-	$215,000		$645,000
Michael Fonstein	$-	$177,500		$532,500
C. Neil Lyons	$-	$127,250		$381,750
Andrei Gudkov	$-	$-	(1)	$-

(1)
Pursuant to his consulting agreement, Mr. Gudkov would be entitled to receive a termination payment if he is terminated without cause within the one year period following a change of control of the Company.

Actual amounts that the named executive officers could receive in the future as a result of a termination of employment could differ materially from the amounts set forth above as a result of, among other things, changes in their base salaries, changes in our stock price and the vesting and grants of additional equity awards.

Director Compensation

The following is a description of the standard compensation arrangements under which our directors are compensated for their service as directors, including as members of the various committees of our board. Each of our directors whose compensation is disclosed above is not compensated in addition to the compensation they receive as a named executive officer of the Company.

For their service during 2012, each of our independent directors was entitled to receive an annual retainer of $50,000. In addition to the annual retainer, the chairperson of the Audit Committee (Mr. Antal) received an annual fee of $15,000 and the other members of the Audit Committee (Drs. Hohn and Kasten (through June 2012), and DiCorleto (beginning in June 2012)) each received an annual fee of $10,000, pro-rated as appropriate for the period of their service. The chairperson of the Compensation Committee (Mr. Antal) received an annual fee of $7,500 and the other members of the Compensation Committee (Drs. Hohn and Kasten) each received $5,000. Each member of the Nominating and Corporate Governance Committee (Drs. Kasten, DiCorleto and Hohn), including the chairperson, received an annual fee of $2,500. For the year ending December 31, 2012, we granted to each of our independent directors options to purchase 35,000 shares of common stock at an exercise price of $1.79 per share. All of those options were awarded on June 13, 2012, vested immediately upon grant and are exercisable for ten years. Each of our independent directors is also reimbursed for reasonable out-of-pocket expenses incurred in attending our board or board committee meetings. In addition, Dr. Kasten was awarded an option to purchase 100,000 shares of our common stock at an exercise price of $1.45 per share on October 25, 2012. These options would have vested in full if certain goals were achieved prior to December 31, 2012. These goals were not achieved and therefore the options did not vest and expired on December 31, 2012.

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2012 to each of our directors.

	Fees Earned or
	Paid in	Stock	Option
	Cash	Awards	Awards	Total
Name	($)	(1)($)	(2)($)	($)
(a)	(b)	(c)	(d)	(h)

Bernard L. Kasten	51,375	10,147	144,081	205,603
David C. Hohn	59,906	8,934	43,489	112,329
James J. Antal	72,500	-	43,489	115,989
Paul E. DiCorleto	60,000	-	43,489	103,489
___________________
(1)      These amounts represent the grant date fair value of stock awards granted to each director in 2012 computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 6 to our Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2012.

(2)      These amounts represent the grant date fair value of options granted to each director in 2012 computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 6 to our Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Compensation Committee Interlocks and Insider Participation

Mr. Antal, and Drs. Hohn and Kasten were the members of the Compensation Committee during 2012. In 2013, Dr. DiCorleto replaced Dr. Kasten on the Compensation Committee. No member of the Compensation Committee is or has been an executive officer of the Company and except as described in section titled “Certain Relationships and Related Person Transactions,” no director who served on the Compensation Committee during 2012 had any relationships requiring disclosure by the Company under the Securities and Exchange Commission’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director of the Company or member of the Compensation Committee during 2012.

Compensation Committee Report

The Compensation Committee of our board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, which appears elsewhere in this Amendment, with our management. Based on this review and discussion, the Compensation Committee has recommended to our board that the Compensation Discussion and Analysis be included in our Annual Report.

Members of the Compensation Committee James J. Antal (Chairperson) Paul DiCorleto David C. Hohn

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2012, regarding shares of common stock that may be issued under the Company’s equity compensation plans, including the Equity Plan. Information is included for both equity compensation plans approved by the Company’s stockholders and not approved by the Company’s stockholders (which date back to before the Company became a reporting company under the Exchange Act).

			(c)
			Number of securities
			remaining available for
	(a)		future issuance under
	Number of securities to be	(b)	equity compensation
	issued upon exercise of	Weighted-average exercise	plans
	outstanding options,	price of outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans	4,907,924	$4.56	2,926,869
approved by security
holders (1)
Equity compensation plans	108,992	$3.68	-
not approved by
security holders (2)

Total	5,016,916	$4.54	2,926,869

___________________
(1)           Consists of the Equity Plan.

(2)           The number shown consists of shares to be issued upon equity grants made by us prior to our initial public offering, when we did not have any defined equity compensation plans approved by our stockholders.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 30, 2013 for (a) the executive officers named in the Summary Compensation Table in the section titled “Executive Officer and Director Compensation,” (b) each of our directors and director nominees, and (c) all of our current directors and executive officers as a group. As of April 30, 2013, to our knowledge, other than those listed below, there were no stockholders that beneficially owned more than 5% of our common stock.  Beneficial ownership is determined in accordance with the rules of the Securities Exchange Commission and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 30, 2013 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 44,930,826 shares of common stock outstanding on April 30, 2013.

Shares Beneficially Owned
Name and Title	Number		Percent

Directors and Executive Officers
David C. Hohn	79,584	(4)	*
Director, Chairman of the Board
Bernard L. Kasten	251,998	(1)	*
Director
James J. Antal	260,258	(2)	*
Director
Paul E. DiCorleto	235,656	(3)	*
Director
Yakov Kogan	1,367,943	(5)	2.9%
Director, Chief Executive Officer
Michael Fonstein	1,659,874	(6)	3.5%
Director, President
Andrei Gudkov	2,002,979	(7)	4.2%
Director, Chief Scientific Officer
C. Neil Lyons	101,523	(8)	*
Chief Financial Officer
Jean Viallet	25,000	(9)	*
Chief Development Officer
All current directors and executive officers as a group (9 persons)	5,959,815		12.6%
___________________
*      Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)      Includes 225,000 shares issuable upon the exercise of options to purchase common stock. Also includes 10,000 shares held by a trust of which Dr. Kasten and members of his family are trustees and 2,000 shares held through a brokerage account in the name of Dr. Kasten’s daughter, over which Dr. Kasten has voting and investment power.

(2)      Includes 225,000 shares issuable upon the exercise of options to purchase common stock. Also includes 35,258 shares held by a trust of which Mr. Antal and members of his family are trustees.

(3)      Includes 210,000 shares issuable upon the exercise of options to purchase common stock.

(4)      Includes 70,000 shares issuable upon the exercise of options to purchase common stock.

(5)      Includes 585,609 shares issuable upon the exercise of options to purchase common stock. Also includes 74,975 shares of common stock underlying options to purchase common stock and 44,859 shares of common stock issued to Ms. Leah Brownlee, who is employed by us as Vice President - Compliance and Operations and Corporate Secretary. Dr. Kogan disclaims beneficial ownership over the shares beneficially owned directly by Ms. Brownlee. See “Certain Relationships and Related Person Transactions.”

(6)      Includes 485,609 shares issuable upon the exercise of options to purchase common stock and 585,065 shares owned jointly with his wife. 200,000 of the shares beneficially owned by Dr. Fonstein have been pledged by him as security for an obligation.

(7)      Includes 485,609 shares issuable upon the exercise of options to purchase common stock.

(8)      Includes 81,250 shares issuable upon the exercise of options to purchase common stock.

(9)      Consists of 25,000 shares issuable upon the exercise of options to purchase common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

Pursuant to our Code of Conduct, the Audit Committee must provide written approval in advance for any transaction that could involve an actual, potential or perceived conflict of interest, including transactions where employees or directors have a substantial financial interest in any of our competitors, customers or suppliers, or where gifts or loans of value in excess of $200 are received in a year from our suppliers, customers or competitors. The policy also requires advance written approval for any transaction where an employee or director owns a substantial interest in an entity that has a prospective business relationship with, or is a competitor of, us.

Pursuant to our existing license agreement with The Cleveland Clinic Foundation (“CCF”), we have paid, as of December 31, 2012, $550,000 in milestone payments. During the year ending December 31, 2012, we paid $100,000 to CCF. As of December 31, 2012, CCF beneficially owned less than 5% of our common stock. Dr. DiCorleto, one of our directors, is the Chairman of the Lerner Research Institute of the CCF. In making the determination of independence with respect to Dr. DiCorleto, the Nominating and Corporate Governance Committee of our board, with Dr. DiCorleto abstaining from the determination, considered Dr. DiCorleto’s affiliation with CCF and satisfied itself that this affiliation does not detract or interfere with Dr. DiCorleto’s ability to exercise independent judgment in carrying out his responsibilities as director and serving the best interests of our stockholders.

Our Chief Scientific Officer and board member, Dr. Andrei Gudkov, is the Senior Vice President of Basic Science and the Chairman of the Department of Cell Stress Biology at Roswell Park Cancer Institute (“RPCI”). We subcontract Dr. Gudkov’s laboratory at RPCI to perform certain research and development studies for us, and also purchase certain core products and services from RPCI, including mice, the housing and storage of mice, irradiator services, DNA sequencing and blood analysis. In 2012, we paid RPCI $3,876,073 for the aforementioned services.

Dr. Hohn, our director, is the Executive Director of Health Policy at the Cancer Center at RPCI. In making the determination of independence with respect to Dr. Hohn, the Nominating and Corporate Governance Committee of our board considered Dr. Hohn’s affiliation with RPCI and satisfied itself that this affiliation does not detract or interfere with Dr. Hohn’s ability to exercise independent judgment in carrying out his responsibilities as director upon his election and serving the best interests of our stockholders.

On March 1, 2010 we hired Leah Brownlee who serves in the position of Vice President – Compliance and Operations. Ms. Brownlee is the spouse of Dr. Yakov Kogan who is a member of our board and our current Chief Executive Officer. During the year ended December 31, 2012, Ms. Brownlee was paid a base salary of $196,650, received cash bonuses of $7,000, and received common stock valued at $25,064. During the year ending December 31, 2012, Ms. Brownlee received options exercisable into 21,812 shares of common stock at a weighted average exercise price of $1.28 per share.

Director Independence

In accordance with NASDAQ Marketplace Rule 5605(b)(1), and the standard of independence defined in NASDAQ Marketplace Rule 5605(a)(2), “independent directors” currently make up a majority of our board. Our board has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, each comprised entirely of directors who are “independent” as that concept is defined in the corporate governance listing requirements of the NASDAQ Marketplace Rules.

Our board has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based upon this review, our board has determined that the following members of our board are “independent directors” as defined by the NASDAQ Marketplace Rules: Bernard L. Kasten, James J. Antal, Paul E. DiCorleto, David C. Hohn, Julia Brown and Anthony Principi.

Item 14. Principal Accountant Fees and Services

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Meaden & Moore, Ltd. acts as the principal auditor for us and also provides certain audit-related services. We have entered into an engagement agreement with Meaden & Moore, Ltd. that sets forth the terms by which Meaden & Moore, Ltd. will perform audit services for us. That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.

The Audit Committee pre-approves all services provided by Meaden & Moore, Ltd. to us. In pre-approving services, the Audit Committee considers whether such services are consistent with the SEC’s rules on auditor independence. The fees for the services provided by Meaden & Moore, Ltd. to us are set forth below:

Audit Fees

Audit Fees were $127,053 for the year ended December 31, 2012 and were $125,895 for the year ended December 31, 2011. Audit Fees consisted of work performed in the audit of financial statements, and the audit of the Company’s internal controls over financial reporting, and work performed in connection with quarterly financial statement reviews, statutory audits, consultation regarding financial accounting and/or reporting standards, filings with the SEC and comfort letters.

Audit-Related Fees

There were no fees billed by Meaden & Moore, Ltd. for Audit-Related Fees during the years ended December 31, 2012 and December 31, 2011.

Tax Fees

There were no fees billed by Meaden & Moore for Tax Fees during the years ended December 31, 2012 and December 31, 2011.

All Other Fees

There were no fees billed by Meaden & Moore for Other Fees during the years ended December 31, 2012 and December 31, 2011.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed as Exhibits to this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2012.

Exhibit No.	Identification of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Yakov Kogan

31.2	Rule 13a-14(a)/15d-14(a) Certification of C. Neil Lyons

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated: April 30, 2013	By:	/s/ Yakov Kogan
Yakov Kogan
Chief Executive Officer