Form 10-Q
period 2013-03-31
CLEVELAND BIOLABS INC
filed 2013-05-09
CIK 1318641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013 OR

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

As of April 30, 2013, there were 44,930,826 shares outstanding of registrant's common stock, par value $0.005 per share.

CLEVELAND BIOLABS INC. AND SUBSIDIARIES
10-Q
May 9, 2013

In this report, except as otherwise stated or the context otherwise requires, the terms “Cleveland BioLabs” and “CBLI” refer to Cleveland BioLabs, Inc., but not its consolidated subsidiaries and the “Company,” “we,” “us” and “our” refer to Cleveland BioLabs, Inc. together with its consolidated subsidiaries. Our common stock, par value $0.005 per share, is referred to as “common stock.”

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,769,013	$25,652,083
Short-term investments	1,286,861	2,633,944
Accounts receivable	477,180	41,896
Other current assets	1,136,042	1,078,040
Total current assets	22,669,096	29,405,963

Equipment, net	910,897	986,553
Restricted cash	1,541,842	1,577,920
Other long-term assets	61,592	39,597

Total assets	$25,183,427	$32,010,033

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,234,575	$1,523,875
Accrued expenses	3,285,022	2,410,592
Deferred revenue	3,024,565	3,314,918
Accrued warrant liability	7,553,382	4,105,659
Current portion of capital lease obligation	74,276	71,679
Total current liabilities	15,171,820	11,426,723

Noncurrent portion of capital lease obligation	78,030	97,602

Commitments and contingencies	-	-

Total liabilities	15,249,850	11,524,325

Stockholders' equity:
Preferred stock, $.005 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	-	-
Common stock, $.005 par value; 80,000,000 shares authorized, 44,911,819 and 44,730,445 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	224,560	223,653
Additional paid-in capital	124,256,387	123,864,830
Accumulated other comprehensive income	454,281	546,473
Accumulated deficit	(128,066,112)	(118,301,789)
Total Cleveland BioLabs, Inc. stockholders' (deficit) equity	(3,130,884)	6,333,167
Noncontrolling interest in stockholders' equity	13,064,461	14,152,541
Total stockholders' equity	9,933,577	20,485,708

Total liabilities and stockholders' equity	$25,183,427	$32,010,033

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
Revenues:
Grants and contracts	$1,367,472	$931,397

Operating expenses:
Research and development	5,331,615	5,985,801
General and administrative	3,483,372	2,427,471
Total operating expenses	8,814,987	8,413,272

Loss from operations	(7,447,515)	(7,481,875)

Other income (expense):
Interest and other income	79,956	55,641
Foreign exchange gain (loss)	28,134	(692,416)
Change in value of warrant liability	(3,447,723)	1,719,756
Total other income (expense)	(3,339,633)	1,082,981

Net loss	(10,787,148)	(6,398,894)

Net loss attributable to noncontrolling interests	1,022,825	1,011,748

Net loss attributable to Cleveland BioLabs, Inc.	$(9,764,323)	$(5,387,146)

Net loss available to common stockholders per share of common stock, basic and diluted	$(0.22)	$(0.15)

Weighted average number of shares used in calculating net loss per share, basic and diluted	44,826,576	35,657,563

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012

Net income/(loss) including noncontrolling interests	$(10,787,148)	$(6,398,894)
Other comprehensive income (loss)
Foreign currency translation adjustment	(157,447)	734,638

Comprehensive income/(loss) including noncontrolling interests	(10,944,595)	(5,664,256)
Comprehensive loss attributable to noncontrolling interests	1,088,080	692,660

Comprehensive income/(loss) attributable to Cleveland BioLabs, Inc.	$(9,856,515)	$(4,971,596)

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(10,787,148)	$(6,398,894)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	94,927	127,411
Unrealized loss on short-term investments	-	539,781
Noncash compensation	635,005	565,981
Change in value of warrant liability	3,447,723	(1,719,756)
Changes in operating assets and liabilities:
Accounts receivable	(435,284)	1,001,603
Other current assets	(74,125)	115,161
Other long-term assets	(22,619)	(4,671)
Accounts payable	(286,377)	153,535
Deferred revenue	(219,280)	-
Accrued expenses	643,876	825,477
Net cash used in operating activities	(7,003,302)	(4,794,372)

Cash flows from investing activities:
Sale of short-term investments	1,315,175	-
Purchase of equipment	(20,054)	(81,560)
Net cash provided by (used in) investing activities	1,295,121	(81,560)

Cash flows from financing activities:
Exercise of options	-	1,425
Repayment of capital lease obligation	(16,974)	(4,966)
Net cash used in financing activities	(16,974)	(3,541)

Effect of exchange rate change on cash and equivalents	(157,915)	118,371

Increase (decrease) in cash and cash equivalents	(5,883,070)	(4,761,102)

Cash and cash equivalents at beginning of period	25,652,083	22,872,589

Cash and cash equivalents at end of period	$19,769,013	$18,111,487

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,861	$2,646

Supplemental schedule of noncash financing activities:
Equipment acquired through lease financing	$-	$221,690

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Total

Balance at January 1, 2013	44,730,445	$223,653	$123,864,830	$546,473	$(118,301,789)	$14,152,541	$20,485,708

Stock based compensation	181,374	907	391,557				392,464
Net loss					(9,764,323)	(1,022,825)	(10,787,148)
Foreign currency translation				(92,192)		(65,255)	(157,447)

Balance at March 31, 2013	44,911,819	$224,560	$124,256,387	$454,281	$(128,066,112)	$13,064,461	$9,933,577

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

CBLI is incorporated under the laws of the State of Delaware and is headquartered in Buffalo, New York. CBLI has one wholly-owned operating subsidiary, BioLab 612, LLC (“BioLab 612”), which began operations in 2012. CBLI also has two majority-owned operating subsidiaries, Incuron, LLC (“Incuron”) and Panacela Labs Inc. (“Panacela”), which were formed in 2010 and 2011, respectively. Additionally, Panacela has a wholly-owned operating subsidiary, Panacela Labs, LLC.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of CBLI and its subsidiaries, BioLab 612, Incuron and Panacela, collectively referred to herein as the “Company.” All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of March 31, 2013, along with its results of operations and cash flows for the three month periods ended March 31, 2013 and 2012.  Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

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

Cash and Cash Equivalents

Included in cash equivalents is $8,600,258 at March 31, 2013 and $13,009,688 at December 31, 2012 of highly liquid investments with a maturity of 90 days or less at the date of purchase.  These investments consist of commercial paper, short-term debt securities, time deposits and investments in money market funds with commercial banks and financial institutions. As of March 31, 2013, $6.4 million of the Company's cash and cash equivalents was restricted to the use of its majority-owned subsidiaries.

Short-Term Investments

The Company’s short-term investments are classified as held to maturity given the intent and ability to hold the investments to maturity. Accordingly, these investments are carried at amortized cost. Short-term investments classified as held-to-maturity consisted of certificates of deposit with maturity dates beyond three months and less than one year. As of March 31, 2013, all of the Company’s short-term investments were restricted to the use of its majority-owned subsidiaries.

Significant Customers and Accounts Receivable

Grant and contract revenue from the United States government accounted for 31.5% and 100.0% of total revenue for the three months ended March 31, 2013 and 2012, respectively. Although the Company anticipates ongoing federal government contract and grant revenue, there is no guarantee that this revenue stream will continue in the future.

Grant and contract revenue received by subsidiaries from Russian government agencies accounted for 68.5% and 0% of total revenues for the three months ended March 31, 2013 and 2012, respectively.

Accounts receivable consist of amounts due under reimbursement contracts with certain government and foreign entities. The Company extends unsecured credit to customers under normal trade agreements, which generally require payment within 30 days.

Management estimates an allowance for doubtful accounts that is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections. There were no allowances for doubtful accounts as of March 31, 2013 and December 31, 2012, as the collection history from the Company’s customers indicated that collection was probable.

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

Accounting for Stock-Based Compensation

The 2006 Equity Incentive Plan, as amended (the “Plan”), authorizes CBLI to grant (i) options to purchase common stock, (ii) restricted or unrestricted stock units, and (iii) stock appreciation rights, so long as the exercise or grant price of each are at least equal to the fair market value of the stock on the date of grant. As of March 31, 2013, an aggregate of 10.0 million shares of common stock were authorized for issuance under the Plan, of which a total of approximately 2.9 million shares of common stock remained available for future awards. A single participant cannot be awarded more than 400,000 shares annually. Awards granted under the Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term and number of shares) under the Plan are specified in an award document, and approved by the Company’s compensation committee.

The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted and a discussion of the Company’s methodology for developing each of the assumptions used:

	For the three months ended March 31,
	2013			2012

Risk-free interest rate	.93	-	1.00%	.91	-	1.49%
Expected dividend yield	0%			0%
Expected life (years)	5	-	6	5	-	6
Expected volatility	88.54	-	89.60%	86.58	-	90.05%

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

Income Taxes

No income tax expense was recorded for the three months ended March 31, 2013 and 2012, as the Company does not expect to have taxable income for 2013 and did not have taxable income in 2012. A full valuation allowance has been recorded against the Company’s deferred tax asset.

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

The Company has excluded the following outstanding warrants and options from the calculation of diluted net loss per share because all such securities were antidilutive for the periods presented:

	As of March 31,
Common Equivalent Securities	2013	2012

Warrants	10,377,995	7,533,620
Options	4,966,753	4,353,512

Total	15,344,748	11,887,132

Reclassifications

Certain amounts presented in the prior year financial statements have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In October 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-04, “Technical Corrections and Improvements.” The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 did not have a material impact on our financial position or results of operations.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update "Comprehensive Income (Topic 220); Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" (ASU 2013-02).  ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirely to net income.  The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  An entity shall provide this information together, in one location, either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements.  The amendments are effective prospectively for reporting periods beginning after December 15, 2012.  The adoption of ASU-2013-02 did not have a material impact on our financial position or results of operations.

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

3.  Fair Value of Financial Instruments

The Company measures and records warrant liabilities at fair value in the accompanying financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, include:

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

The following tables represent the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013
	Level 1	Level 2	Level 3	Total
Liabilities:
Compensatory stock options not yet issued (1)	$-	$-	$63,641	$63,641
Accrued warrant liability	-	-	7,553,382	7,553,382

Total liabilities	$-	$-	$7,617,023	$7,617,023

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Liabilities:
Accrued warrant liability	$-	$-	$4,105,659	$4,105,659

Total liabilities	$-	$-	$4,105,659	$4,105,659

(1) Included in accrued expenses in the accompanying consolidated balance sheets.

The Company uses the Black-Scholes model to measure the accrued warrant liability and its accrual for compensatory stock options not yet issued. The following are the assumptions used to measure the accrued warrant liability at March 31, 2013 and December 31, 2012, which were determined in a manner consistent with that described for grants of options to purchase common stock as set forth in Note 2:

	March 31, 2013			December 31, 2012

Stock Price	$1.96			$1.33
Exercise Price	$1.60	-	5.00	$1.60	-	5.00
Term in years	0.96	-	2.28	1.09	-	2.41
Volatility	85.16	-	92.85%	82.75	-	95.91%
Annual rate of quarterly dividends	0%			0%
Discount rate- bond equivalent yield	0.13	-	0.28%	0.17	-	0.29%

The following are the assumptions used to measure the compensatory stock options not yet issued at March 31, 2013:

March 31, 2013

Stock price	$1.96
Term in years	5
Volatility	82.31%
Annual rate of quarterly dividends	0.0%
Discount rate - bond equivalent yield	0.77%

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 fair value measurements for the three months ended March 31, 2013 and 2012:

	Accrued Warrant Liability	Compensatory Stock Options Not Yet Issued

Balance, December 31, 2012	$4,105,659	$-
Total (gains) or losses, realized and unrealized, included in earnings (1)(2)	3,447,723	-
Estimates and other changes in fair value	-	63,641
Settlements	-	-

Balance, March 31, 2013	$7,553,382	$63,641

Balance, December 31, 2011	$7,285,959	$378,750
Total (gains) or losses, realized and unrealized, included in earnings (1)(2)	(1,719,756)	51,823
Estimates and other changes in fair value	-	85,000
Settlements	-	(430,573)

Balance, March 31, 2012	$5,566,203	$85,000

Amount of total gains or losses for the period included in earnings as change in value of warrant liability attributable to the change in unrealized gains or losses relating to liabilities recorded at the reporting date:

March 31, 2013	$3,447,723	$-
March 31, 2012	$(1,719,756)	$-

(1)	Realized and unrealized gains or losses related to the accrued warrant liability were included as change in value of accrued warrant liability.
(2)	Realized gains or losses related to compensatory stock options were included in research & development expense and general and administrative expense.

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis.  As of March 31, 2013 and December 31, 2012, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.

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

	March 31, 2013
Description	Fair Value	Valuation Technique	Unobservable Input	Range

Compensatory stock options not yet issued	$63,641	Black-scholes pricing model	Expected term - Years			5
			Quantity of options			200,000

Accrued warrant liability	7,553,382	Black-scholes pricing model	Expected term - Years	.96	-	2.28

	$7,617,023

Management believes the value of both the accrued warrant liability and compensatory stock options is more sensitive to a change in the Company’s stock price at the end of the respective reporting period as opposed to a change in one of the unobservable inputs described above.

The carrying amounts of the Company’s short-term financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable and accounts payable, approximate their fair values due to their short maturities.

4. Stockholders’ Equity

The Company has granted options to purchase shares of common stock and shares of restricted stock. The following is a summary of option award activity during the three months ended March 31, 2013:

	Quarter Ended March 31, 2013
	Total Stock Options Outstanding	Weighted Average Exercise Price per Share	Nonvested Stock Options	Weighted Average Grant Date Fair Value per Share

December 31, 2012	5,016,916	$4.54	404,500	$2.30
Granted	60,000	1.58	60,000	1.14
Vested	-	-	(88,000)	3.26
Exercised	-	-	-	-
Forfeited, Canceled	(110,163)	1.68	(100,000)	0.87

March 31, 2013	4,966,753	$4.57	276,500	$2.26

The following is a summary of outstanding stock options as of March 31, 2013:

	As of March 31, 2013
	Stock Options Outstanding	Vested Stock Options

Quantity	4,966,753	4,690,253
Weighted-average exercise price	$4.57	$4.65
Weighted Average Remaining Contractual Term (in Years)	7.07	6.97
Intrinsic value	$370,896	$330,671

For the three months ended March 31, 2013 and 2012, the Company granted 60,000 and 274,500 stock options, respectively, with a weighted-average grant date fair value of $1.14 and $3.22, respectively. For the three months ended March 31, 2013 and 2012, the total fair value of options vested was $286,809 and $441,266, respectively. The total intrinsic value of options exercised for the three months ended March 31, 2013 and 2012 was $0 and $1,500, respectively.

As of March 31, 2013, total compensation cost not yet recognized related to nonvested stock options was $287,886.  The Company expects to recognize this cost over a weighted average period of 1.66 years.

5. Warrants

The Company has issued warrants to investors, et al., with exercise prices ranging from $1.60 to $5.00.  The warrants expire between one and seven years from the date of grant, subject to the terms applicable in the agreement.  As of March 31, 2013, the Company had warrants outstanding that are exercisable into 10,377,995 shares of common stock, with a weighted average exercise price of $2.76 per share. There was no warrant activity during the quarter ended March 31, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management's discussion and analysis of financial condition and results of operations and other portions of this filing contain forward-looking information that involves risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, and because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Item 1A under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.  Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, results of our research and development efforts and clinical trials, product demand, market acceptance and other factors discussed below and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2012. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document.  You should read this document with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we do not undertake any obligation to publicly update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

See “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2012 for more information on our product candidates.

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

Fair Value of Financial Instruments

We use the Black-Scholes model to determine the fair value of certain common stock warrants and stock options not yet issued on a recurring basis, and classify such warrants and options as Level 3 in the fair value hierarchy. The Black-Scholes model utilizes inputs consisting of: (i) the closing price of our common stock; (ii) the expected remaining life; (iii) the expected volatility using a weighted average of historical volatilities of CBLI and a group of comparable companies; and (iv) the risk-free market rate.

As of March 31, 2013, we held approximately $7.6 million in accrued expenses primarily related to warrants to purchase common stock, which we classified as Level 3.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue

Revenue increased from $0.9 million for the three months ended March 31, 2012 to $1.3 million for the three months ended March 31, 2013, representing an increase of $0.4 million, or 47%. This net increase was primarily related to an increase of approximately $0.9 million related to our Russian grants and contracts. This increase was partially offset by a decrease of $0.5 million from our contracts with the DoD. The revenues related to our contracts and grants and differences between the periods are set forth in the following table:

		Three Months Ended March 31,
Funding Source	Program	2013	2012	Variance

DoD	CBMS-MITS Contract	$335,722	$879,834	$(544,112)
Russian Federation Ministry of Industry & Trade	CBLB612 Pre-clinical (1)	258,163	-	258,163
DoD	DTRA Contract	94,384	51,563	42,821
		688,269	931,397	(243,128)
Skolkovo Foundation	Curaxin research (1)	504,070	-	504,070
Russian Federation Ministry of Industry & Trade	Xenomycins Pre-clinical (1)	175,133	-	175,133
		$1,367,472	$931,397	$436,075

We anticipate our revenue over the next year will continue to be derived mainly from government grants and contracts. We plan to submit or have submitted proposals for government grants and contracts to funding sources that have awarded us grants and contracts in the past, but there can be no assurance that we will receive future funding awards. The following table sets forth information regarding our currently active grants and contracts:

				As of March 31, 2013
Funding Source	Program	Total Award Value	Funded Award Value	Cumulative Revenue Recognized	Funded Backlog

DoD	CBMS-MITS Contract (1)	$48,322,695	$6,933,761	$5,757,670	$1,176,091
Russian Federation Ministry of Industry & Trade	CBLB612 Pre-clinical (2)	4,478,151	3,056,170	1,146,849	1,909,321
DoD	DTRA Contract	2,359,548	2,035,452	1,686,949	348,503
		55,160,394	12,025,383	8,591,468	3,433,915
Russian Federation Ministry of Industry & Trade	Xenomycins Pre-clinical (2)	4,733,188	3,494,584	1,124,397	2,370,187
Skolkovo Foundation	Curaxin research (2)	4,827,441	4,827,441	2,081,535	2,745,906
		$64,721,022	$20,347,408	$11,797,400	$8,550,008

(1)	Includes a $30 million conditional purchase option for 37,500 doses of Entolimod as a radiation countermeasure, exercisable upon approval.
(2)
The contracts received from Russian government entities are denominated in Russian Rubles (RUR). The contract value above is calculated based on the cumulative revenue recognized to date plus our backlog valued at the March 31, 2013 exchange rate.

Research and Development Expenses

Research and development (“R&D”) expenses decreased from $6.0 million for the three months ended March 31, 2012 to $5.3 million for the three months ended March 31, 2013, representing a decrease of $0.7 million, or 11%. This decrease primarily reflected a decrease of $1.5 million for Entolimod for Biodefense applications as we worked towards the completion of a pivotal non-human-primate (“NHP”) study during the three months ended March 31, 2012. This decrease was partially offset by increases of $0.4 million in costs related to our Curaxin compounds, as we progressed in our clinical trial in Russia and filed our investigational new drug application (“IND”) in the US for CBL0137, and $0.4 million related to our continued development of preclinical assets at Panacela Labs, Inc and BioLab 612. The following table sets forth our R&D expenses by drug candidate:

	Three Months Ended March 31,
	2013	2012	Variance

Entolimod for Biodefense Applications	$2,315,129	$3,806,968	$(1,491,839)
CBLB612	214,441	286,749	(72,308)
Entolimod for Oncology Applications	210,687	196,202	14,485
	2,740,257	4,289,919	(1,549,662)
Curaxins	1,464,899	1,030,303	434,596
Panacela product candidates	1,126,459	665,579	460,880

Total research & development expenses	$5,331,615	$5,985,801	$(654,186)

General and Administrative Expenses

General and administrative costs increased from $2.4 million for the three months ended March 31, 2012 to $3.5 million for the three months ended March 31, 2013, representing an increase of $1.1 million, or 43%. This increase was primarily attributable to increases of $0.3 million for both subsidiary G&A expenses and business development activity, increases of $0.2 million for both professional fees and compensation-related items, and $0.1 million for travel expenses.

Other Income and Expenses

Other income (expense) decreased from $1.1 million of other income for the three months ended March 31, 2012 to $3.3 million of other expense for the three months ended March 31, 2013, representing a decrease of $4.4 million, or 408%. The change in the value of our warrant liability decreased by $5.1 million for the three months ended March 31, 2013 as compared to March 31, 2012, primarily driven by the change in the fair market value of our stock. This decrease was partially offset by an increase in other income (expense) of $0.7 million, which was the result of a foreign exchange loss recorded for three months ended March 31, 2012.

Liquidity and Capital Resources

We have incurred net losses of $128.1 million since inception through March 31, 2013. We have not generated and do not expect to generate revenue from sales of product candidates in the immediate future. Since our founding in 2003, we have funded our operations through a variety of means:

•
Since its initial public offering in 2006, CBLI has raised $91.8 million through periodic access of the U.S. equity markets. Since its inception in 2003, CBLI has raised $107.7 million of net equity capital, including amounts received from the exercise of options and warrants.

•
The U.S. Departments of Defense and Health and Human Services awarded grants and contracts totaling $85.9 million for the development of Entolimod as a radiation countermeasure, including a $30 million purchase option for 37,500 doses, which is exercisable upon FDA approval. Of the total amount awarded, we earned $42.7 million through March 31, 2013 and expect to earn $1.5 million during the remainder of 2013. Additionally, we submitted a proposal to Biomedical Advanced Research and Development Agency (“BARDA”) for the continued development of Entolimod as a radiation countermeasure. If awarded in full, this contract could fund all remaining work necessary to complete development of Entolimod as a radiation countermeasure and allow us to file a Biologic License Application (“BLA”) with the FDA.

•
Entities affiliated with the Russian Federation have awarded us contracts totaling $14.0 million, including awards for the development of Curaxins ($4.8 million), CBLB612 ($4.5 million) and Xenomycins ($4.7 million). All awards are valued based on revenue recognized to date, with the remaining backlog valued at the March 31, 2013 exchange rate. These contracts include a requirement for us to contribute matching funds, which are satisfied with both the value of developed intellectual property at the time of award and future expenses. At March 31, 2013, $11.4 million of the awards were funded; $7.4 million was received, of which $3.0 million remains as deferred revenue. We expect to recognize the remaining funding in 2013 and 2014.

•
Incuron was formed to develop and commercialize our Curaxin product line, namely two compounds CBL0102 and CBL0137. BCP committed to contribute up to $17.5 million (based on the current exchange rate) of funding as development milestones were accomplished. To date, Incuron has received $11.7 million of funding from BCP. BCP’s remaining capital contribution of $5.8 million is due upon completion of certain developmental milestones which the Company believes will occur in 2013.

•
Panacela was formed to develop and commercialize five preclinical compounds. Open Joint Stock Company “Rusnano” contributed $9.0 million at formation and has commitments to contribute up to $17 million of additional funding as development milestones are accomplished. CBLI contributed $3.0 million plus intellectual property at formation and has options to contribute additional capital based on agreed-upon terms.

•	We have been awarded $4.0 million in grant and contracts not described above, all of which has been recognized at March 31, 2013.
•	We actively pursue all reasonable domestic and international sources of grant and contract funding for our drug pipeline.

At March 31, 2013, we had cash, cash equivalents and short-term investments of $21.1 million. Of that total, $7.7 million was restricted for the use of our majority-owned subsidiaries, leaving $13.4 million available for general use. In addition, Panacela restricted $1.5 million of cash as a performance bond in connection with the Xenomycin grant, which is classified as a long-term asset.

Operating Activities

Net cash used in operations increased by $2.2 million to $7.0 million for the three months ended March 31, 2013 from $4.8 million for the three months ended March 31, 2012. After adjusting for non-cash items, the net loss decreased by $0.3 million, while changes in working capital used cash and cash equivalents of $2.5 million.

Investing Activities

Net cash provided by investing activities was $1.3 million for the three months ended March 31, 2013, compared to net cash used in investing activities of $0.1 million for the three months ended March 31, 2012, representing an increase of $1.4 million between the periods. Most of the net cash provided by investing activities related to the net cash inflows from the sale of short-term investments.

Financing Activities

Cash used in financing activities was negligible for both of the three month periods ending March 31, 2013 and 2012.

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

We believe that our existing funds combined with cash flows from existing government grants and contracts will be sufficient to fund our projected operating requirements into the first quarter of 2014, based upon current operating plans and spending assumptions, limited to existing contracts in place. The success of our company is dependent upon commercializing our research and development programs and our ability to obtain adequate future financing. There can be no assurance that we will be able to obtain future financing or, if obtained, what the terms of such future financing may be, or that any amount that we are able to obtain will be adequate to support our working capital requirements until we achieve profitable operations. If we are unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Impact of Inflation

We believe that our results of operations are not dependent upon moderate changes in inflation rates.

Impact of Exchange Rate Fluctuations

From time-to-time, our operations are somewhat dependent upon changes in foreign currency exchange rates, however at March 31, 2013, our foreign currency obligations were not material.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first three months of 2013. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act as of March 31, 2013. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

As of March 31, 2013, we were not a party to any litigation or other legal proceeding.

Item 1A. Risk Factors

We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors previously discussed in our Form 10-K for the year ended December 31, 2012.

* We have a history of operating losses. We expect to continue to incur losses and may not continue as a going concern.

We have incurred net losses of approximately $9.8 million and $128.1 million for the quarter ended March 31, 2013 and since inception, respectively. We expect significant losses to continue for the next few years as we spend substantial additional sums on the continued R&D of our proprietary product candidates, and there is no certainty that we will ever become profitable as a result of these expenditures. As a result of losses that will continue throughout our development stage, we may exhaust our financial resources and be unable to complete the development of our product candidates.

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

Our clinical trial operations are subject to regulatory inspections at any time. If regulatory inspectors conclude that we or our clinical trial sites are not in compliance with applicable regulatory requirements for conducting clinical trials, we or they may receive warning letters or other correspondence detailing deficiencies and we will be required to implement corrective actions. If regulatory agencies deem our responses to be inadequate, or are dissatisfied with the corrective actions that we or our clinical trial sites have implemented, our clinical trials may be temporarily or permanently discontinued, we may be fined, we or our investigators may be the subject of an enforcement action, the government may refuse to approve our marketing applications or allow us to manufacture or market our products or we may be criminally prosecuted.

In addition, a failure of one or more of our clinical trials or animal studies can occur at any stage of testing and such failure could have a material adverse effect on our ability to generate revenue and could require us to reduce the scope of or discontinue our operations. We may experience numerous unforeseen events during, or as a result of, pre-clinical testing and the clinical trial or animal study process that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

•
regulators or institutional review boards (“IRB”) may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site or an institutional animal care and use committee may not authorize us to commence an animal study at a prospective study site;

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

* Our majority-owned subsidiaries have significant non-controlling interest holders and, as such, are not operated solely for our benefit.

As of March 31, 2013, we owned 59.2% of the equity interests in Incuron and 54.6% of the equity interests in Panacela. Although these subsidiaries are majority-owned by us and are consolidated in our results, they have significant non-controlling interest holders, each of which are funds regulated by the Russian Federation government. As such, we share ownership and management of our subsidiaries with one or more parties who may not have the same goals, strategies, priorities, or resources as we do.

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

The co-owners of our majority-owned subsidiaries are required to make additional payments to the subsidiaries to finance their operations. Such additional contributions are dependent on the satisfaction of various developmental milestones by our majority-owned subsidiaries. In the case of Panacela, we are required to meet the milestones within set time periods. As of March 31, 2013, Incuron and Panacela were potentially entitled to $5.8 million and $17 million of future milestone-based payments, respectively (in the case of Incuron, based on an exchange rate of 30.0834 Rubles/USD as of March 31, 2013). The financing of our future subsidiaries may also be dependent on the satisfaction of similar milestones. The failure to satisfy the contractual requirements that we have with our co-owners in respect of obtaining additional financing from them may result in a material adverse effect in our business, financial condition and results of operations.

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

* If parties on whom we rely to manufacture our product candidates do not manufacture them in satisfactory quality, in a timely manner, in sufficient quantities or at an acceptable cost, clinical development and commercialization of our product candidates could be delayed.

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

To date, our product candidates have only been manufactured in quantities sufficient for pre-clinical studies and clinical trials. We rely on one collaborator to produce Entolimod, one collaborator to produce CBL0102, one collaborator to produce CBL0137 and one collaborator to produce Mobilan, and we do not have any collaborative manufacturing agreements for our other product candidates. For a variety of reasons, dependence on any single manufacturer may adversely affect our ability to develop and commercialize our product candidates on a timely and competitive basis. In addition, our current contractual arrangements alone may not be sufficient to guarantee that we will be able to procure the needed supplies as we complete clinical development and/or enter commercialization.

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

•
Contract manufacturers are subject to ongoing periodic, unannounced inspection by the FDA and state and foreign agencies or their designees to ensure strict compliance with cGMP and other governmental regulations and corresponding foreign standards. We do not have control over compliance by our contract manufacturers with these regulations and standards. Our contract manufacturers may not be able to comply with cGMP and other FDA requirements or other regulatory requirements outside the U.S. Failure of contract manufacturers to comply with applicable regulations could result in delays, suspensions or withdrawal of approvals, seizures or recalls of product candidates and operating restrictions, any of which could significantly and adversely affect our business.

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

The receipt of FDA approval may be delayed for reasons other than the results of pre-clinical studies and clinical trials. For example, in 2011, the IND application for Entolimod for biodefense applications was transferred within the FDA from the Division of Biologic Oncology Products (“DBOP”) to the Division of Medical Imaging Products (“DMIP”). As a result of this transfer, we requested and participated in seven additional meetings with DMIP during 2011-2012 to review the product mechanisms of action, safety profile and preliminary estimation of an effective human dose. While (i) DMIP has agreed on the scope and design of the proposed pivotal animal efficacy program, acknowledged that specific cytokines do play an important role in Entolimod’s mechanism of action and, as such, can be used as biomarkers for animal-to-human dose conversion, and (ii) gave advice on the design of the remaining clinical program, we are still in the process of reaching an agreement with FDA on the certain elements of the design of our remaining clinical studies for Entolimod. There can be no guarantee that we will reach a satisfactory agreement in a timely manner, or at all, or that DMIP may request any additional information related to our preclinical or clinical programs.

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

We intend to market our product candidates, including specifically the product candidates being developed by our subsidiaries, in the U.S., the Russian Federation and other countries and regulatory jurisdictions. In order to market our product candidates in the U.S., Russia and other jurisdictions, we must obtain separate regulatory approvals in each of these countries and territories. The procedures and requirements for obtaining marketing approval vary among countries and regulatory jurisdictions and can involve additional clinical trials or other tests. In addition, we do not have in-house experience and expertise regarding the procedures and requirements for filing for and obtaining marketing approval for drugs in countries outside of the U.S.and Europe and may need to engage and rely upon expertise of third parties when we file for marketing approval in countries outside of the U.S.and Europe. Also, the time required to obtain approval in markets outside of the U.S. may differ from that required to obtain FDA approval, while still including all of the risks associated with obtaining FDA approval. We may not be able to obtain all of the desirable or necessary regulatory approvals on a timely basis, if at all. Approval by a regulatory authority in a particular country or regulatory jurisdiction, such as the FDA in the U.S. or the Roszdravnadzor in Russia, does not ensure approval by a regulatory authority in another country.

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

RISKS RELATED TO OUR DEPENDENCE ON U.S. GOVERNMENT CONTRACTS AND GRANTS

* If we lose our funding from R&D contracts and grants, or if we are unable to procure additional government funding, we may not be able to fund future R&D and implement technological improvements, which would materially harm our financial conditions and operating results.

Grant and contract revenue from the United States government accounted for 31.5% and 100% of our revenue for the quarters ended March 31, 2013 and 2012, respectively.

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

For example, on May 31, 2011, we announced that we had concluded advanced stages of contract negotiation with BARDA for the funding of certain development activities relating to Entolimod for biodefense applications in our 2010 proposal to BARDA. BARDA indicated that further contract-related negotiations will require clarification of the development path for Entolimod for biodefense applications with the FDA, which is in the process of actively reviewing our IND application for Entolimod. BARDA indicated that we may resubmit an updated proposal upon confirmation from the FDA that they do not have any objections to us proceeding with our development plan as a result of this review. We received a confirmatory letter from the FDA in late 2011 and submitted a white paper to BARDA under its currently open Broad Agency Announcement (the “BAA”). On April 4, 2012, we announced that BARDA had declined to invite the Company to submit a full proposal pursuant to the white paper submitted. After further discussions with both the FDA and BARDA, we announced on October 18, 2012, that the Company had submitted a proposal to BARDA under the BAA for the remaining development steps needed for FDA licensure of Entolimod as a medical radiation countermeasure. However, as with any federal contract proposal, there is no assurance that BARDA will make a positive decision with regard to funding our proposal. Additionally, there is no assurance that BARDA will review our proposal or award a contract (if one is awarded) in a timely manner.

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

The manufacture and sale of any products developed by us may involve the use of processes, products or information, the rights to certain of which are owned by others. Although we have obtained exclusive licenses for our product candidates from the Cleveland Clinic Foundation (“CCF”), Roswell Park Cancer Institute (“RPCI”) and Children’s Cancer Institute Australia (“CCIA”) with regard to the use of patent applications as described above and certain processes, products and information of others, these licenses could be terminated or expire during critical periods and we may not be able to obtain licenses for other rights that may be important to us, or, if obtained, such licenses may not be obtained on commercially reasonable terms. Furthermore, some of our product candidates require the use of technology licensed from multiple third parties, each of which is necessary for the development of such product candidates. If we are unable to maintain and/or obtain licenses, we may have to develop alternatives to avoid infringing upon the patents of others, potentially causing increased costs and delays in product development and introduction or precluding the development, manufacture, or sale of planned products. Additionally, the patents underlying any licenses may not be valid and enforceable. To the extent any products developed by us are based on licensed technology, royalty payments on the licenses will reduce our gross profit from such product sales and may render the sales of such products uneconomical.

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

The market price of our common stock has historically experienced and may continue to experience significant volatility. From first quarter 2012 through first quarter 2013, the market price of our common stock, which is listed on the NASDAQ Capital Market, fluctuated from a high of $4.06 per share in the first quarter of 2012 to a low of $1.15 in the second quarter of 2012. The listing of our common stock on the NASDAQ Capital Market does not assure that a meaningful, consistent and liquid trading market will exist, and in recent years, the market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility in addition to volatility caused by the occurrence of industry and company specific events. Factors that could cause fluctuations include, but are not limited to, the following:

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

* Issuance of additional equity may adversely affect the market price of our stock.

We are currently authorized to issue 80,000,000 shares of common stock and 10,000,000 of preferred stock. As of March 31, 2013, we had 44,911,819 shares of our common stock and 0 shares of our preferred stock issued and outstanding and warrants exercisable into 10,377,995 shares and 4,966,753 options outstanding. To the extent the shares of common stock are issued or options and warrants are exercised, holders of our common stock will experience dilution.

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

RISKS RELATED TO CONDUCTING BUSINESS IN THE RUSSIAN FEDERATION

* Emerging markets, such as Russia, are subject to greater risks than more developed markets and financial turmoil in Russia could disrupt our business.

Investors in emerging markets such as Russia should be aware that these markets are subject to greater risks than more developed markets, including significant economic risks. Prospective investors in our common stock should note that emerging markets are subject to rapid change and that the information set out in this Form 10-Q about our operations in Russia may become outdated relatively quickly.

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

* Political and governmental instability in Russia could materially adversely affect our business and operations in these countries.

Since the early 1990s, Russia has sought to transform from a one-party state with a centrally planned economy to a democracy with a market economy. As a result of the sweeping nature of various reforms and the failure of some of them, the political system of Russia remains vulnerable to popular dissatisfaction, including demands for autonomy from particular regional and ethnic groups. Since the breakup of the U.S.S.R. in 1991, the political and economic situation in Russia has generally become more stable. However, there is still a risk of significant changes to the political and economic environment, potential changes in the direction of the reforms or reversal of the reforms. Current and future changes in the Russian government, major policy shifts or lack of consensus between various branches of the government and powerful economic groups could disrupt or reverse economic and regulatory reforms. Any disruption or reversal of reform policies could lead to political or governmental instability or the occurrence of conflicts among powerful economic groups, which could materially adversely affect our business and operations in Russia. Additionally, changes in governmental policies and objectives could affect our ability to apply for and/or receive non-dilutive grants from the Russian Government, such as the grants that we have received from Russian Federation Ministry of Industry & Trade and the Skolkovo Foundation totaling $14.0 million.

A deterioration in political and economic relations between Russia and the United States could materially adversely affect our business and operations in Russia and generally.

Political and economic relations between Russia and the United States are complex. Political, ethnic, religious, historical and other differences have, on occasion, given rise to tensions. The emergence of new or escalated tensions could further exacerbate tensions between Russia and the United States and/or the European Union (EU) where we have manufacturing or other partners, which may have a negative effect on their economy. Any of the foregoing circumstances could materially adversely affect our business and operations in Russia and generally.

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

* Our majority-owned and wholly-owned Russian subsidiaries can be forced into liquidation on the basis of formal noncompliance with certain legal requirements.

Our majority-owned and wholly-owned subsidiaries operate in Russia primarily through Incuron, the wholly-owned Russian subsidiary of Panacela, and BioLab 61, all of which were organized under the laws of the Russian Federation. Certain provisions of Russian law may allow a court to order the liquidation of a locally organized legal entity on the basis of its formal noncompliance with certain requirements during formation, reorganization or during its operations. Additionally, Russian corporate law allows the government to liquidate a company if its net assets fall below a certain threshold. Similarly, there have also been cases in Russia in which formal deficiencies in the establishment process of a legal entity or noncompliance with provisions of law have been used by courts as a basis for liquidation of a legal entity. Weaknesses in the legal systems of Russia create an uncertain legal environment, which makes the decisions of a court or a governmental authority difficult, if not impossible, to predict. If involuntary liquidation of either of the aforementioned entities were to occur, such liquidation could materially adversely affect our financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) The following exhibits are included as part of this report:

Exhibit Number	Description of Document

10.1	Employment Agreement made as of April 4, 2013 and effective as of April 1, 2013 by and between Cleveland BioLabs, Inc. and Jean Viallet (Incorporated by reference to Form 8-K filed on April 9, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Yakov Kogan

31.2	Rule 13a-14(a)/15d-14(a) Certification of C. Neil Lyons

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.1
The following information from CBLI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the Three Months ended March 31, 2013 and 2012; (v) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2013; and (vi) Notes to Consolidated Financial Statements.*

*           Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated: May 9, 2013	By:	/s/ YAKOV KOGAN
Yakov Kogan Interim Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2013	By:	/s/ C. NEIL LYONS
C. Neil Lyons Chief Financial Officer (Principal Financial Officer)