Form 10-Q
period 2013-06-30
CLEVELAND BIOLABS INC
filed 2013-08-09
CIK 1318641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013 OR

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

As of July 31, 2013, there were 45,020,989 shares outstanding of registrant's common stock, par value $0.005 per share.

CLEVELAND BIOLABS INC. AND SUBSIDIARIES
10-Q
August 9, 2013

In this report, except as otherwise stated or the context otherwise requires, the terms “Cleveland BioLabs” and “CBLI” refer to Cleveland BioLabs, Inc., but not its consolidated subsidiaries and the “Company,” “we,” “us” and “our” refer to Cleveland BioLabs, Inc. together with its consolidated subsidiaries. Our common stock, par value $0.005 per share, is referred to as “common stock.”

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,245,397	$25,652,083
Short-term investments	305,726	2,633,944
Accounts receivable	1,172,444	41,896
Other current assets	730,074	1,078,040
Total current assets	15,453,641	29,405,963

Equipment, net	880,326	986,553
Restricted cash	1,465,214	1,577,920
Other long-term assets	54,033	39,597

Total assets	$17,853,214	$32,010,033

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,194,219	$1,523,875
Accrued expenses	3,021,424	2,410,592
Deferred revenue	2,450,569	3,314,918
Accrued warrant liability	4,757,770	4,105,659
Current portion of capital lease obligation	77,886	71,679
Total current liabilities	11,501,868	11,426,723

Noncurrent portion of capital lease obligation	50,827	97,602

Commitments and contingencies	-	-

Total liabilities	11,552,695	11,524,325

Stockholders' equity:
Preferred stock, $.005 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	-	-
Common stock, $.005 par value; 160,000,000 shares authorized, 44,970,989 shares issued and outstanding as of June 30, 2013; 80,000,000 shares authorized, 44,730,445 shares issued and outstanding as of December 31, 2012	224,855	223,653
Additional paid-in capital	124,792,077	123,864,830
Accumulated other comprehensive income	288,467	546,473
Accumulated deficit	(131,108,223)	(118,301,789)
Total Cleveland BioLabs, Inc. stockholders' (deficit) equity	(5,802,824)	6,333,167
Noncontrolling interest in stockholders' equity	12,103,343	14,152,541
Total stockholders' equity	6,300,519	20,485,708

Total liabilities and stockholders' equity	$17,853,214	$32,010,033

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Grants and contracts	$1,613,262	$258,237	$2,980,734	$1,189,634

Operating expenses:
Research and development	5,373,029	6,093,275	10,704,644	12,079,076
General and administrative	3,016,851	3,326,686	6,500,223	5,754,157
Total operating expenses	8,389,880	9,419,961	17,204,867	17,833,233

Loss from operations	(6,776,618)	(9,161,724)	(14,224,133)	(16,643,599)

Other income (expense):
Interest and other income	47,809	70,252	127,765	125,893
Foreign exchange gain (loss)	46,776	641,332	74,910	(51,084)
Change in value of warrant liability	2,795,612	2,543,270	(652,111)	4,263,026
Total other income (expense)	2,890,197	3,254,854	(449,436)	4,337,835

Net loss	(3,886,421)	(5,906,870)	(14,673,569)	(12,305,764)

Net loss attributable to noncontrolling interests	844,310	828,186	1,867,135	1,839,934

Net loss attributable to Cleveland BioLabs, Inc.	$(3,042,111)	$(5,078,684)	$(12,806,434)	$(10,465,830)

Net loss available to common stockholders per share of common stock, basic and diluted	$(0.07)	$(0.14)	$(0.29)	$(0.29)

Weighted average number of shares used in calculating net loss per share, basic and diluted	44,948,591	35,745,675	44,887,920	35,701,619

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Net income/(loss) including noncontrolling interests	$(3,886,421)	$(5,906,870)	$(14,673,569)	$(12,305,764)
Other comprehensive income (loss)
Foreign currency translation adjustment	(282,622)	(668,874)	(440,069)	65,764

Comprehensive income/(loss) including noncontrolling interests	(4,169,043)	(6,575,744)	(15,113,638)	(12,240,000)
Comprehensive loss attributable to noncontrolling interests	961,118	1,122,633	2,049,198	1,815,293

Comprehensive income/(loss) attributable to Cleveland BioLabs, Inc.	$(3,207,925)	$(5,453,111)	$(13,064,440)	$(10,424,707)

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Total

Balance at January 1, 2013	44,730,445	$223,653	$123,864,830	$546,473	$(118,301,789)	$14,152,541	$20,485,708

Stock based compensation	230,863	1,154	914,903				916,057
Exercise of options	9,681	48	12,344				12,392
Net loss					(12,806,434)	(1,867,135)	(14,673,569)
Foreign currency translation				(258,006)		(182,063)	(440,069)

Balance at June 30, 2013	44,970,989	$224,855	$124,792,077	$288,467	$(131,108,223)	$12,103,343	$6,300,519

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(14,673,569)	$(12,305,764)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	189,840	257,641
Unrealized loss on short-term investments	-	12,801
Noncash compensation	1,122,857	1,222,552
Change in value of warrant liability	652,111	(4,263,026)
Changes in operating assets and liabilities:
Accounts receivable	(1,155,910)	1,701,736
Other current assets	303,845	(494,131)
Other long-term assets	(16,801)	(2,592)
Accounts payable	(322,004)	(234,314)
Deferred revenue	(661,811)	-
Accrued expenses	437,647	1,935,580
Net cash used in operating activities	(14,123,795)	(12,169,517)

Cash flows from investing activities:
Purchase of short-term investments	-	(4,973,524)
Sale of short-term investments	2,256,834	1,347,181
Purchase of equipment	(85,800)	(116,355)
Net cash provided by (used in) investing activities	2,171,034	(3,742,698)

Cash flows from financing activities:
Noncontrolling interest capital contribution to Incuron, LLC	-	5,893,557
Exercise of options	12,392	1,425
Repayment of capital lease obligation	(40,568)	(20,221)
Net cash provided by (used in) financing activities	(28,176)	5,874,761

Effect of exchange rate change on cash and equivalents	(425,749)	394,545

Decrease in cash and cash equivalents	(12,406,686)	(9,642,909)

Cash and cash equivalents at beginning of period	25,652,083	22,872,589

Cash and cash equivalents at end of period	$13,245,397	$13,229,680

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,714	$10,226

Supplemental schedule of noncash financing activities:
Equipment acquired through lease financing	$-	$221,690

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

CBLI is incorporated under the laws of the State of Delaware and is headquartered in Buffalo, New York. CBLI has one wholly-owned operating subsidiary, BioLab 612, LLC (“BioLab 612”), which began operations in 2012. CBLI also has two majority-owned operating subsidiaries, Incuron, LLC (“Incuron”) and Panacela Labs, Inc. (“Panacela”), which were formed in 2010 and 2011, respectively. Additionally, Panacela has a wholly-owned operating subsidiary, Panacela Labs, LLC.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of CBLI and its subsidiaries, BioLab 612, Incuron and Panacela, collectively referred to herein as the “Company.” All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC, as amended.

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of June 30, 2013, along with its results of operations for the three and six month periods ended June 30, 2013 and 2012 and cash flows for the six month periods ended June 30, 2013 and 2012.  Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

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

Cash and Cash Equivalents

Of the $13.2 million and $25.7 million of cash and cash equivalents at June 30, 2013 and December 31, 2012, respectively, $4.4 million and $13.0 million, respectively, consisted of highly liquid investments with maturities of 90 days or less when purchased.  These investments consist of commercial paper, short-term debt securities, time deposits and investments in money market funds with commercial banks and financial institutions. As of June 30, 2013, $4.4 million of the Company's cash and cash equivalents was restricted to the use of its majority-owned subsidiaries, leaving $8.8 million available for general use.

Short-Term Investments

The Company’s short-term investments are classified as held to maturity given the intent and ability to hold the investments to maturity. Accordingly, these investments are carried at amortized cost. Short-term investments classified as held-to-maturity consisted of certificates of deposit with maturity dates beyond three months and less than one year. As of June 30, 2013, all of the Company’s short-term investments were restricted to the use of its majority-owned subsidiaries.

Significant Customers and Accounts Receivable

Grant and contract revenue from the United States government accounted for 37.7% and 34.8% of total revenue for the three and six months ended June 30, 2013, respectively, and 100.0% of total revenue for both the three and six months ended June 30, 2012.

Grant and contract revenue received by subsidiaries from Russian government agencies accounted for 62.3% and 65.2% of total revenues for the three and six months ended June 30, 2013, respectively, and 0% for both the three and six months ended June 30, 2012.

Although the Company anticipates ongoing federal and Russian government contract and grant revenue, there is no guarantee that these revenue streams will continue in the future.

Accounts receivable consist of amounts due under reimbursement contracts with certain government and foreign entities. The Company extends unsecured credit to customers under normal trade agreements, which generally require payment within 30 days.

Management estimates an allowance for doubtful accounts that is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections. There were no allowances for doubtful accounts as of June 30, 2013 and December 31, 2012, as the collection history from the Company’s customers indicated that collection was probable.

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

Accounting for Stock-Based Compensation

The 2006 Equity Incentive Plan, as amended (the “Plan”), authorizes CBLI to grant (i) options to purchase common stock, (ii) restricted or unrestricted stock units, and (iii) stock appreciation rights, so long as the exercise or grant price of each are at least equal to the fair market value of the stock on the date of grant. As of June 30, 2013, an aggregate of 10.0 million shares of common stock were authorized for issuance under the Plan, of which a total of approximately 2.1 million shares of common stock remained available for future awards. A single participant cannot be awarded more than 400,000 shares annually. Awards granted under the Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term and number of shares) under the Plan are specified in an award document, and approved by the Company’s compensation committee.

In June 2013 the Company’s stockholders approved the 2013 Employee Stock Purchase Plan (“ESPP”) which provides a means by which eligible employees of the Company and certain designated related corporations may be given an opportunity to purchase shares of Common Stock. As of June 30, 2013, there are 2,100,000 shares of Common Stock reserved for purchase under the ESPP. The number of shares reserved for purchase under the ESPP increases on January 1 of each calendar year by the lesser of (i) 10% of the total number of shares of Common Stock outstanding on December 31st of the preceding year, or (ii) 200,000 shares of Common Stock. The ESPP allows employees to use up to 15% of their compensation to purchase shares of Common Stock at an amount equal to 85% of the fair market value of the Company’s Common Stock on the offering date or the purchase date, whichever is less.

The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted where the vesting period is based on length of service or performance, while a Monte Carlo simulation model is used for estimating the fair value of stock options with market-based vesting conditions. Set forth below are the assumptions used in valuing the stock options granted and a discussion of the Company’s methodology for developing each of the assumptions used:

	For the six months ended June 30,
	2013			2012

Risk-free interest rate	0.02	-	1.92%	0.75	-	1.49%
Expected dividend yield	0%			0%
Expected life (Years)	5	-	7.3	5	-	6
Expected volatility	80.71	-	89.66%	86.58	-	92.24%

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

Income Taxes

No income tax expense was recorded for the three and six months ended June 30, 2013 and 2012, as the Company does not expect to have taxable income for 2013 and did not have taxable income in 2012. A full valuation allowance has been recorded against the Company’s deferred tax asset.

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

The Company has excluded the following outstanding warrants and options from the calculation of diluted net loss per share because all such securities were antidilutive for the periods presented:

	As of June 30,
Common Equivalent Securities	2013	2012

Warrants	10,377,995	6,065,495
Options	5,683,944	4,716,012

Total	16,061,939	10,781,507

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

3.  Fair Value of Financial Instruments

The Company measures and records warrant liabilities at fair value in the accompanying financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, includes:

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

The following tables represent the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013
	Level 1	Level 2	Level 3	Total
Liabilities:
Compensatory stock options not yet issued (1)	$-	$-	$63,838	$63,838
Accrued warrant liability	-	-	4,757,770	4,757,770

Total liabilities	$-	$-	$4,821,608	$4,821,608

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Liabilities:
Accrued warrant liability	$-	$-	$4,105,659	$4,105,659

Total liabilities	$-	$-	$4,105,659	$4,105,659

(1) Included in accrued expenses in the accompanying consolidated balance sheets.

The Company uses the Black-Scholes model to measure the accrued warrant liability and its accrual for compensatory stock options not yet issued. The following are the assumptions used to measure the accrued warrant liability at June 30, 2013 and December 31, 2012, which were determined in a manner consistent with that described for grants of options to purchase common stock as set forth in Note 2:

	June 30, 2013			December 31, 2012

Stock Price	$1.58			$1.33
Exercise Price	$1.60	-	5.00	$1.60	-	5.00
Term in years	0.84	-	2.16	1.09	-	2.41
Volatility	68.47	-	87.18%	82.75	-	95.91%
Annual rate of quarterly dividends	0%			0%
Discount rate- bond equivalent yield	.13	-	.40%	.17	-	.29%

The following are the assumptions used to measure the compensatory stock options not yet issued at June 30, 2013:

June 30, 2013

Stock price	$1.58
Term in years	5
Volatility	80.80%
Annual rate of quarterly dividends	0%
Discount rate - bond equivalent yield	1.41%

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 fair value measurements for the six months ended June 30, 2013 and 2012:

	Three months ended June 30, 2013		Six months ended June 30, 2013
	Accrued Warrant Liability	Compensatory Stock Options Not Yet Issued	Accrued Warrant Liability	Compensatory Stock Options Not Yet Issued

Beginning balance	$7,553,382	$63,641	$4,105,659	$-
Total (gains) or losses, realized and unrealized, included in earnings (1)	(2,795,612)	-	652,111	-
Estimates and other changes in fair value (2)	-	197	-	63,838
Settlements	-	-	-	-

Balance, June 30, 2013	$4,757,770	$63,838	$4,757,770	$63,838

	Three months ended June 30, 2012		Six months ended June 30, 2012
	Accrued Warrant Liability	Compensatory Stock Options Not Yet Issued	Accrued Warrant Liability	Compensatory Stock Options Not Yet Issued

Beginning balance	$5,566,203	$85,000	$7,285,959	$378,750
Total (gains) or losses, realized and unrealized, included in earnings (1)	(2,543,270)	-	(4,263,026)	51,823
Estimates and other changes in fair value (2)	-	29,617	-	114,617
Settlements	-	-	-	(430,573)

Balance, June 30, 2012	$3,022,933	$114,617	$3,022,933	$114,617

(1)
Unrealized gains or losses related to the accrued warrant liability were included as change in value of accrued warrant liability. There were no realized gains or losses for the three and six month periods ended June 30, 2013 and 2012.

(2)	Expenses recorded for compensatory stock options not yet issued are included in research & development expense and general and administrative expense.

As of June 30, 2013 and December 31, 2012, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.

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

	June 30, 2013
Description	Fair Value	Valuation Technique	Unobservable Input	Estimate/ Range

Compensatory stock options not yet issued	$63,838	Black-scholes pricing model	Expected term	5
			Quantity of options	62,500

Accrued warrant liability	4,757,770	Black-scholes pricing model	Expected term	0.84	-	2.16

	$4,821,608

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

4. Stockholders’ Equity

The Company has granted options to purchase shares of common stock and shares of restricted stock. The following is a summary of option award activity during the six months ended June 30, 2013:

	Six months ended June 30, 2013
	Total Stock Options Outstanding	Weighted Average Exercise Price per Share	Nonvested Stock Options	Weighted Average Grant Date Fair Value per Share

December 31, 2012	5,016,916	$4.54	404,500	$2.30
Granted	863,604	1.68	863,604	1.22
Vested	-	-	(389,750)	1.75
Exercised	(9,681)	1.28	-	-
Forfeited, Canceled	(186,895)	2.63	(121,250)	0.94

June 30, 2013	5,683,944	$4.18	757,104	$1.56

The following is a summary of outstanding stock options as of June 30, 2013:

	As of June 30, 2013
	Stock Options Outstanding	Vested Stock Options

Quantity	5,683,944	4,926,840
Weighted-average exercise price	$4.18	$4.49
Weighted Average Remaining Contractual Term (in Years)	7.24	6.90
Intrinsic value	$146,762	$129,358

For the six months ended June 30, 2013 and 2012, the Company granted 863,604 and 639,500 stock options, respectively, with a weighted-average grant date fair value of $1.22 and $1.61, respectively. For the six months ended June 30, 2013 and 2012, the total fair value of options vested was $681,599 and $996,698, respectively. The total intrinsic value of options exercised for the six months ended June 30, 2013 and 2012 was $5,736 and $1,500, respectively.

As of June 30, 2013, total compensation cost not yet recognized related to nonvested stock options was $785,099.  The Company expects to recognize this cost over a weighted average period of approximately 1 year.

5. Warrants

In connection with sales of the Company’s common stock, warrants were issued with exercise prices ranging from $1.60 to $5.00.  The warrants expire between one and seven years from the date of grant, subject to the terms applicable in the agreement.  As of June 30, 2013, the Company had warrants outstanding that are exercisable into 10,377,995 shares of common stock, with a weighted average exercise price of $2.76 per share. There was no warrant activity during six months ended June 30, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management's discussion and analysis of financial condition and results of operations and other portions of this filing contain forward-looking information that involves risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, and because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended, and in subsequent filings, including in Item 1A under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.  Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, results of our research and development efforts and clinical trials, product demand, market acceptance and other factors discussed below and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2012, as amended. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document.  You should read this document with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we do not undertake any obligation to publicly update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended.

OVERVIEW

We are a clinical-stage biotechnology company with a focus on oncology drug development whose lead drug candidate, Entolimod, is being developed for dual indications: under an FDA regulation commonly referred to as the “Animal Rule” as a radiation countermeasure; and under the FDA’s traditional drug approval pathway as a targeted cancer therapeutic. Since our inception, we have pursued the research, development and commercialization of products that have the potential to treat cancer, reduce death from total body irradiation and counteract the side effects of radio- and chemotherapies for oncology patients. Presently, nine product candidates are under development directly by us and our majority-owned subsidiaries.

See “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended, for more information on our product candidates.

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

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended. Other than as set forth below, our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended.

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

As of June 30, 2013, we held approximately $4.8 million in accrued expenses primarily related to warrants to purchase common stock, which we classified as Level 3.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenue

Revenue increased from $0.3 million for the three months ended June 30, 2012 to $1.6 million for the three months ended June 30, 2013, representing an increase of $1.3 million, or 525%. This increase was primarily related to an increase of $1.0 million related to our Russian grants and contracts and $0.3 million from our contracts with the U.S. Department of Defense (“DoD”). The revenues related to our contracts and grants and differences between the periods are set forth in the following table:

		Three Months Ended June 30,
Funding Source	Program	2013	2012	Variance

DoD	CBMS-MITS Contract	$335,722	$183,111	$152,611
Russian Federation Ministry of Industry & Trade	CBLB612 Pre-clinical (1)	404,626	-	404,626
DoD	DTRA Contract	272,272	75,126	197,146
		1,012,620	258,237	754,383
Skolkovo Foundation	Curaxin research (1)	401,043	-	401,043
Russian Federation Ministry of Industry & Trade	Xenomycins Pre-clinical (1)	199,599	-	199,599
		$1,613,262	$258,237	$1,355,025

(1)	The grants received from Russian government entities are denominated in Russian Rubles (RUB). The revenue above was calculated using average exchange rates for the periods presented.

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

				As of June 30, 2013
Funding Source	Program	Total Award Value	Funded Award Value	Cumulative Revenue Recognized	Funded Backlog

DoD	CBMS-MITS Contract (1)	$48,322,695	$6,933,761	$6,093,392	$840,369
Russian Federation Ministry of Industry & Trade	CBLB612 Pre-clinical (2)	4,326,147	2,974,837	1,551,475	1,423,362
DoD	DTRA Contract (3)	2,359,548	2,035,452	1,959,221	76,231
		55,008,390	11,944,050	9,604,088	2,339,962
Russian Federation Ministry of Industry & Trade	Xenomycins Pre-clinical (2)	4,560,523	3,383,477	1,323,996	2,059,481
Skolkovo Foundation	Curaxin research (2)	4,704,411	4,704,411	2,482,578	2,221,833
		$64,273,323	$20,031,937	$13,410,662	$6,621,275

(1)	Includes a $30 million conditional purchase option for 37,500 doses of Entolimod as a radiation countermeasure, exercisable upon approval.
(2)
The contracts received from Russian government entities are denominated in Russian Rubles (RUB). The contract value above is calculated based on the cumulative revenue recognized to date plus our backlog valued at the June 30, 2013 exchange rate.

(3)	On July 10, 2013, we received $324,096 of funding from DTRA, making the contract fully funded. This funding is not reflected in the funded award value as of June 30, 2013.

Research and Development Expenses

Research and development (“R&D”) expenses decreased from $6.1 million for the three months ended June 30, 2012 to $5.4 million for the three months ended June 30, 2013, representing a decrease of $0.7 million, or 12%. This net decrease primarily reflected decreases of $0.9 million for Entolimod for Biodefense applications as we worked towards the completion of a pivotal non-human primate (“NHP”) study during the three months ended June 30, 2012, $0.8 million related to a decline in the pace of development of preclinical assets at Panacela, and a $0.1 million decline related to Entolimod for Oncology applications. We are in the process of amending the protocol for Entolimod’s Phase 1 oncology trial being conducted at Roswell Park Cancer Institute (“RPCI”), with the objective of accelerating and enhancing the trial to better capture the immunostimulatory properties of Entolimod. These decreases were partially offset by increases of $0.8 million in costs related to our Curaxin compounds due to our recently initiated clinical trial in the U.S. and our ongoing clinical trial in Russia, both for the CBL0137 drug candidate, and $0.3M to prepare CBLB612’s dossier of information for an investigational new drug application (“IND”) filing in Russia. The following table sets forth our R&D expenses by drug candidate:

	Three Months Ended June 30,
	2013	2012	Variance

Entolimod for Biodefense Applications	$2,735,190	$3,610,619	$(875,429)
CBLB612	573,572	272,904	300,668
Entolimod for Oncology Applications	40,144	200,781	(160,637)
	3,348,906	4,084,304	(735,398)
Curaxins	1,231,592	408,996	822,596
Panacela product candidates	792,532	1,599,975	(807,443)

Total R&D expenses	$5,373,029	$6,093,275	$(720,246)

General and Administrative Expenses

General and administrative costs decreased from $3.3 million for the three months ended June 30, 2012 to $3.0 million for the three months ended June 30, 2013, representing a decrease of $0.3 million, or 9%. This net decrease was due to decreases of $0.4 million in business development costs and $0.3 million in stock based compensation. These decreases were partially offset by increases of $0.2 million related to our Russian-based subsidiaries including BioLabs 612 which was not operational in 2012 and $0.2 million in corporate legal and intellectual property fees.

Other Income and Expenses

Other income decreased from $3.3 million for the three months ended June 30, 2012 to $2.9 million for the three months ended June 30, 2013, representing a decrease of $0.4 million, or 11%. This net decrease was primarily attributable to a decrease in foreign exchange gains of $0.6 million, which was the result of a foreign exchange gain recorded for the three months ended June 30, 2012, and a decrease of $0.1 million in interest and other income. These decreases were partially offset by a $0.3 million increase in the change in the value of our warrant liability for the three months ended June 30, 2013 as compared to June 30, 2012, primarily driven by the change in the fair market value of our stock price.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenue

Revenue increased from $1.2 million for the six months ended June 30, 2012 to $3.0 million for the six months ended June 30, 2013, representing an increase of $1.8 million, or 151%. This increase was primarily related to an increase of $1.9 million related to our Russian grants and contracts. The increase was partially offset by a decrease of $0.1 million from our contracts with the DoD. The revenues related to our contracts and grants and differences between the periods are set forth in the following table:

		Six Months Ended June 30,
Funding Source	Program	2013	2012	Variance

DoD	CBMS-MITS Contract	$671,444	$1,062,945	$(391,501)
Russian Federation Ministry of Industry & Trade	CBLB612 Pre-clinical (1)	662,789	-	662,789
DoD	DTRA Contract	366,656	126,689	239,967
		1,700,889	1,189,634	511,255
Skolkovo Foundation	Curaxin research (1)	905,113	-	905,113
Russian Federation Ministry of Industry & Trade	Xenomycins Pre-clinical (1)	374,732	-	374,732
		$2,980,734	$1,189,634	$1,791,100

(1)	The grants received from Russian government entities are denominated in Russian Rubles (RUB). The revenue above was calculated using average exchange rates for the periods presented.

Research and Development Expenses

R&D expenses decreased from $12.1 million for the six months ended June 30, 2012 to $10.7 million for the six months ended June 30, 2013, representing a decrease of $1.4 million, or 11%. This decrease primarily reflected decreases of $2.4 million for Entolimod for Biodefense applications as we worked towards the completion of a pivotal NHP study during the six months ended June 30, 2012, $0.3 million related to our Panacela product candidates and $0.1 million related to Entolimod for Oncology applications. These decreases were partially offset by increases of $1.2 million in costs related to Curaxin compounds due to our recently initiated clinical trial in the U.S. and our ongoing clinical trial in Russia, both for the CBL0137 drug candidate, and $0.2 million to prepare CBLB612’s dossier of information for an IND filing in Russia. The following table sets forth our R&D expenses by drug candidate:

	Six Months Ended June 30,
	2013	2012	Variance

Entolimod for Biodefense Applications	$5,050,319	$7,417,587	$(2,367,268)
CBLB612	788,013	559,653	228,360
Entolimod for Oncology Applications	250,830	396,983	(146,153)
	6,089,162	8,374,223	(2,285,061)
Curaxins	2,696,491	1,439,299	1,257,192
Panacela product candidates	1,918,990	2,265,554	(346,564)

Total R&D expenses	$10,704,644	$12,079,076	$(1,374,432)

General and Administrative Expenses

General and administrative costs increased from $5.8 million for the six months ended June 30, 2012 to $6.5 million for the six months ended June 30, 2013, representing an increase of $0.7 million, or 13%. This increase was primarily attributable to increases of $0.4 million related to our Russian-based subsidiaries including BioLabs 612 which was not operational in 2012 and $0.3 million in corporate legal and intellectual property fees.

Other Income and Expenses

Other income (expense) decreased from $4.3 million of other income for the six months ended June 30, 2012 to $0.5 million of other expense for the six months ended June 30, 2013, representing a decrease of $4.8 million, or 110%. The change in the value of our warrant liability decreased by $4.9 million for the six months ended June 30, 2013 as compared to June 30, 2012, primarily driven by the change in the fair market value of our stock. This decrease was partially offset by an increase in foreign exchange gains of $0.1 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Liquidity and Capital Resources

We have incurred net losses of $131.1 million since inception through June 30, 2013. Historically, we have not generated, and do not expect to generate, revenue from sales of product candidates in the immediate future. Since our founding in 2003, we have funded our operations through a variety of means:

•	Since our inception in 2003, we have raised $107.7 million of net equity capital, including amounts received from the exercise of options and warrants.
•
The U.S. Department of Defense and Department of Health and Human Services awarded grants and contracts totaling $85.9 million for the development of Entolimod as a radiation countermeasure, including a $30 million purchase option for 37,500 doses, which is exercisable upon FDA approval. Of the total amount awarded, we earned $43.3 million through June 30, 2013 and expect to earn $1.2 million during the remainder of 2013. Additionally, we submitted a proposal to Biomedical Advanced Research and Development Agency (“BARDA”) for the continued development of Entolimod as a radiation countermeasure. If awarded in full, this contract could fund all remaining work necessary to complete development of Entolimod as a radiation countermeasure and allow us to file a Biologic License Application (“BLA”) with the FDA.  There can be no assurance that the proposal for the BARDA funding will be granted, and if granted, when such award will be made.

•
Entities affiliated with the Russian Federation have awarded us contracts totaling $13.6 million, including awards for the development of Curaxins ($4.7 million), CBLB612 ($4.3 million) and Xenomycins ($4.6 million). All awards are valued based on revenue recognized to date, with the remaining backlog valued at the June 30, 2013 exchange rate. These contracts include a requirement for us to contribute matching funds, which are satisfied with both the value of developed intellectual property at the time of award and future expenses. At June 30, 2013, $11.1 million of the awards were funded; $7.3 million was received, of which $2.5 million remains as deferred revenue. We expect to recognize the remaining funding in 2013 and 2014.

•	We have been awarded $4.0 million in grant and contracts not described above, all of which has been recognized at June 30, 2013.
•	We actively pursue all reasonable domestic and international sources of grant and contract funding for our drug pipeline.
•
Incuron was formed to develop and commercialize our Curaxin product line, namely two compounds CBL0102 and CBL0137. BioProcess Capital Partners (“BCP”) committed to contribute up to $17.2 million (based on the current exchange rate) of funding as development milestones were accomplished. To date, Incuron has received $11.7 million of funding from BCP. BCP’s remaining capital contribution of $5.5 million is due upon completion of certain developmental milestones which the Company believes will occur in 2013.

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

At June 30, 2013, we had cash, cash equivalents and short-term investments of $13.6 million. Of that total, $4.8 million was restricted for the use of our majority-owned subsidiaries, leaving $8.8 million available for general use. Additionally, at June 30, 2013, we had accounts receivable of $1.2 million, of which $1.0 million was due to us and the balance of $0.2 million to our majority-owned subsidiaries. Furthermore, Panacela had $1.5 million of restricted cash as a performance bond in connection with the Xenomycin grant, which is classified as a long-term asset.

Operating Activities

Net cash used in operations increased by $1.9 million to $14.1 million for the six months ended June 30, 2013 from $12.2 million for the six months ended June 30, 2012. After adjusting for non-cash items, the net loss decreased by $2.4 million, while changes in working capital used cash and cash equivalents of $4.3 million between the periods.

Investing Activities

Net cash provided by investing activities was $2.2 million for the six months ended June 30, 2013, compared to net cash used in investing activities of $3.7 million for the six months ended June 30, 2012, representing an increase of $5.9 million between the periods. This fluctuation was caused by the sale of $2.3 million of short-term investments for the six months ended June 30, 2013, as compared to the net purchase of $3.6 million of short-term investments for the six months ended June 30, 2012.

Financing Activities

Net cash provided by financing activities decreased from $5.9 million for the six months ended June 30, 2012 to $0.0 million for the six months ending June 30, 2013, which was primarily attributable to a capital contribution by BCP to Incuron during the quarter ended June 30, 2012.

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

Impact of Exchange Rate Fluctuations

From time-to-time, our operations are somewhat dependent upon changes in foreign currency exchange rates, however at June 30, 2013, our foreign currency obligations were not material.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first six months of 2013. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended.

Item 4. Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act as of June 30, 2013. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

As of June 30, 2013, we were not a party to any litigation or other legal proceeding.

Item 1A. Risk Factors

We have marked with an asterisk those risk factors that reflect material changes from the risk factors previously discussed in our Form 10-K for the year ended December 31, 2012, as amended.

RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

* We have a history of operating losses. We expect to continue to incur losses and may not continue as a going concern.

We have incurred net losses of approximately $12.8 million and $131.1 million for the six months ended June 30, 2013 and since inception, respectively. We expect significant losses to continue for the next few years as we spend substantial additional sums on the continued R&D of our proprietary product candidates, and there is no certainty that we will ever become profitable as a result of these expenditures. As a result of losses that will continue throughout our development stage, we may exhaust our financial resources and be unable to complete the development of our product candidates.

Our ability to become profitable depends primarily on the following factors:

●	our ability to obtain adequate sources of continued financing;
●	our ability to obtain approval for, and if approved, to successfully commercialize, Entolimod;
●	our ability to bring to market other proprietary drugs that are progressing through our development process;
●	our R&D efforts, including the timing and cost of clinical trials; and
●	our ability to enter into favorable alliances with third-parties who can provide substantial capabilities in clinical development, manufacturing, regulatory affairs, sales, marketing and distribution.

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

●
the number and outcome of pre-clinical studies and clinical trials we are planning to conduct; for example, our R&D expenses may increase based on the number of pivotal animal studies and clinical trials that we may be required to conduct;

●
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

●
in-licensing activities, including the timing and amount of related development funding or milestone payments; for example, we may enter into agreements requiring us to pay a significant up-front fee for the purchase of in-process R&D that we may record as R&D expense; or

●
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

●
pre-clinical study or clinical trial results may show the product to be less effective than desired (e.g., the study failed to meet its primary objectives) or to have harmful or problematic side effects;

●
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

●	they fail to conform to a changing standard of care for the diseases they seek to treat;
●	they are less effective or more expensive than current or alternative treatment methods;
●	of manufacturing costs, pricing or reimbursement issues, or other factors that make the product not economically feasible; or
●	proprietary rights of others and their competing products and technologies may prevent our product from being commercialized.

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

●
regulators or institutional review boards (“IRB”) may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site or an institutional animal care and use committee may not authorize us to commence an animal study at a prospective study site;

●
we may decide, or regulators may require us, to conduct additional pre-clinical testing or clinical trials, or we may abandon projects that we expect to be promising, if our pre-clinical tests, clinical trials or animal efficacy studies produce negative or inconclusive results;

●	we might have to suspend or terminate our clinical trials if the participants are being exposed to unacceptable safety risks;
●
regulators or IRBs may require that we hold, suspend or terminate clinical development for various reasons, including noncompliance with regulatory requirements or if it is believed that the clinical trials present an unacceptable safety risk to the patients enrolled in our clinical trials;

●	the cost of our clinical trials or animal studies could escalate and become cost prohibitive;
●	any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable;
●
we may not be successful in recruiting a sufficient number of qualifying subjects for our clinical trials or certain animals used in our animal studies or facilities conducting our studies may not be available at the time that we plan to initiate a study; and

●	the effects of our product candidates may not be the desired effects, may include undesirable side effects, or the product candidates may have other unexpected characteristics.

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

As of June 30, 2013, we owned 59.2% of the equity interests in Incuron and 54.6% of the equity interests in Panacela. Although these subsidiaries are majority-owned by us and are consolidated in our results, they have significant non-controlling interest holders, each of which are funds regulated by the Russian Federation government. As such, we share ownership and management of our subsidiaries with one or more parties who may not have the same goals, strategies, priorities, or resources as we do.

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

The co-owners of our majority-owned subsidiaries are required to make additional payments to the subsidiaries to finance their operations. Such additional contributions are dependent on the satisfaction of various developmental milestones by our majority-owned subsidiaries. In the case of Panacela, we are required to meet the milestones within set time periods. As of June 30, 2013, Incuron and Panacela were potentially entitled to $5.5 million and $17 million of future milestone-based payments, respectively (in the case of Incuron, based on an exchange rate of $32.709 Rubles/USD as of June 30, 2013). The financing of our future subsidiaries may also be dependent on the satisfaction of similar milestones. The failure to satisfy the contractual requirements that we have with our co-owners in respect of obtaining additional financing from them may result in a material adverse effect in our business, financial condition and results of operations.

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

To date, our product candidates have only been manufactured in quantities sufficient for pre-clinical studies and clinical trials. We rely on one collaborator to produce Entolimod, one collaborator to produce CBL0102, one collaborator to produce CBL0137, one collaborator to produce CBLB612 and one collaborator to produce Mobilan, and we do not have any collaborative manufacturing agreements for our other product candidates. For a variety of reasons, dependence on any single manufacturer may adversely affect our ability to develop and commercialize our product candidates on a timely and competitive basis. In addition, our current contractual arrangements alone may not be sufficient to guarantee that we will be able to procure the needed supplies as we complete clinical development and/or enter commercialization.

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

●
Contract manufacturers may encounter difficulties in achieving volume production, quality control and quality assurance and also may experience shortages in qualified personnel and obtaining active ingredients for our product candidates.

●
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

●
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

●
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

Even if our drug candidates obtain regulatory approval, we will be subject to ongoing government regulation.

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

Grant and contract revenue from the United States government accounted for 34.8% and 100% of our revenue for the six months ended June 30, 2013 and 2012, respectively.

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

We expect that a significant portion of the business that we will seek in the near future will be under government contracts or subcontracts, both U.S. and foreign, which may be awarded through competitive bidding. Competitive bidding for government contracts presents a number of risks that are not typically present in the commercial contracting process, which may include:

●	the need to devote substantial time and attention of management and key employees to the preparation of bids and proposals for contracts that may not be awarded to us;
●	the need to accurately estimate the resources and cost structure that will be required to perform any contract that we might be awarded;
●	the risk that the government will issue a request for proposal to which we would not be eligible to respond;
●	the risk that third parties may submit protests to our responses to requests for proposal that could result in delays or withdrawals of those requests for proposal;
●
the expenses that we might incur and the delays that we might suffer if our competitors protest or challenge contract awards made to us pursuant to competitive bidding and the risk that any such protest or challenge could result in the resubmission of bids based on modified specifications, or in termination, reduction or modification of the awarded contract; and

●
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

U.S. government contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which subjects us to additional risks. These risks include the ability of the U.S. government to unilaterally:

●	suspend or prevent us for a set period of time from receiving new contracts or extending existing contracts based on violations or suspected violations of laws or regulations;
●	terminate our existing contracts;
●	reduce the scope and value of our existing contracts;
●	audit and object to our contract-related costs and fees, including allocated indirect costs;
●	control and potentially prohibit the export of our products; and
●	change certain terms and conditions in our contracts.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if the product candidates are sold commercially. An individual may bring a product liability claim against us if one of the product candidates causes, or merely appears to have caused, an injury. If we cannot successfully defend ourselves against the product liability claim, we will incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

●	decreased demand for our product candidates;
●	injury to our reputation;
●	withdrawal of clinical trial participants;
●	costs of related litigation;
●	diversion of our management’s time and attention;
●	substantial monetary awards to patients or other claimants;
●	loss of revenues;
●	the inability to commercialize product candidates; and
●	increased difficulty in raising required additional funds in the private and public capital markets.

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

The market price of our common stock has historically experienced and may continue to experience significant volatility. From first quarter 2012 through second quarter 2013, the market price of our common stock, which is listed on the NASDAQ Capital Market, fluctuated from a high of $4.06 per share in the first quarter of 2012 to a low of $1.15 in the second quarter of 2012. The listing of our common stock on the NASDAQ Capital Market does not assure that a meaningful, consistent and liquid trading market will exist, and in recent years, the market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility in addition to volatility caused by the occurrence of industry and company specific events. Factors that could cause fluctuations include, but are not limited to, the following:

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

We are currently authorized to issue 160,000,000 shares of common stock and 10,000,000 of preferred stock. As of June 30, 2013, we had 44,970,989 shares of our common stock and no shares of our preferred stock issued and outstanding and warrants exercisable into 10,377,995 shares and 5,683,944 options outstanding. To the extent the shares of common stock are issued or options and warrants are exercised, holders of our common stock will experience dilution.

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

The Russian economy has periodically experienced high rates of inflation. According to The World Bank and Bloomberg, the annual inflation rate in Russia, as measured by the consumer price index, was 6.9% in 2010, 8.4% in 2011 and 5.1% in 2012. Periods of higher inflation may slow economic growth. Inflation also is likely to increase some of our costs and expenses including the costs for our subsidiaries to conduct business operations, including any outsourced product testing costs.

* Political and governmental instability in Russia could materially adversely affect our business and operations in these countries.

Since the early 1990s, Russia has sought to transform from a one-party state with a centrally planned economy to a democracy with a market economy. As a result of the sweeping nature of various reforms and the failure of some of them, the political system of Russia remains vulnerable to popular dissatisfaction, including demands for autonomy from particular regional and ethnic groups. Since the breakup of the U.S.S.R. in 1991, the political and economic situation in Russia has generally become more stable. However, there is still a risk of significant changes to the political and economic environment, potential changes in the direction of the reforms or reversal of the reforms. Current and future changes in the Russian government, major policy shifts or lack of consensus between various branches of the government and powerful economic groups could disrupt or reverse economic and regulatory reforms. Any disruption or reversal of reform policies could lead to political or governmental instability or the occurrence of conflicts among powerful economic groups, which could materially adversely affect our business and operations in Russia. Additionally, changes in governmental policies and objectives could affect our ability to apply for and/or receive non-dilutive grants from the Russian Government, such as the grants that we have received from Russian Federation Ministry of Industry & Trade and the Skolkovo Foundation totaling $13.6 million (based on current exchange rates).

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

Our majority-owned and wholly-owned subsidiaries operate in Russia primarily through Incuron, Panacela Labs, LLC and BioLab 612, all of which were organized under the laws of the Russian Federation. Certain provisions of Russian law may allow a court to order the liquidation of a locally organized legal entity on the basis of its formal noncompliance with certain requirements during formation, reorganization or during its operations. Additionally, Russian corporate law allows the government to liquidate a company if its net assets fall below a certain threshold. Similarly, there have also been cases in Russia in which formal deficiencies in the establishment process of a legal entity or noncompliance with provisions of law have been used by courts as a basis for liquidation of a legal entity. Weaknesses in the legal systems of Russia create an uncertain legal environment, which makes the decisions of a court or a governmental authority difficult, if not impossible, to predict. If involuntary liquidation of either of the aforementioned entities were to occur, such liquidation could materially adversely affect our financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 50,000 shares of the Company’s common stock on March 29, 2013 and an additional 50,000 shares of the Company’s common stock on June 27, 2013 to a consultant in exchange for consulting services provided by such consultant to the Company.  The issuances of such shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The purchaser had access to sufficient information regarding the Company so as to make an informed investment decision.  More specifically, the Company had a reasonable basis to believe that the purchaser was an "accredited investor" and otherwise had the requisite sophistication to make an investment in the Company’s securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) The following exhibits are included as part of this report:

Exhibit Number	Description of Document

3.1	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on June 20, 2013.
10.1	Employment Agreement made as of April 4, 2013 and effective as of April 1, 2013 by and between Cleveland BioLabs, Inc. and Jean Viallet (Incorporated by reference to Form 8-K filed on April 9, 2013).

10.2	Cleveland Biolabs, Inc. 2013 Employee Stock Purchase Plan (Incorporated by reference to Form 8-K filed on June 20, 2013).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Yakov Kogan.

31.2	Rule 13a-14(a)/15d-14(a) Certification of C. Neil Lyons.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.1
The following information from CBLI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the Six Months ended June 30, 2013 and 2012; (v) Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2013; and (vi) Notes to Consolidated Financial Statements.*

*           Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated: August 9, 2013	By:	/s/ YAKOV KOGAN
Yakov Kogan Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2013	By:	/s/ C. NEIL LYONS
C. Neil Lyons Chief Financial Officer (Principal Financial Officer)