Form 10-Q
period 2013-09-30
CLEVELAND BIOLABS INC
filed 2013-11-08
CIK 1318641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2013 OR

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

As of November 5, 2013, there were 45,182,114 shares outstanding of registrant's common stock, par value $0.005 per share.

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

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,312,921	$25,652,083
Short-term investments	309,166	2,633,944
Accounts receivable	603,494	41,896
Other current assets	590,714	1,078,040
Total current assets	15,816,295	29,405,963

Equipment, net	825,746	986,553
Restricted cash	2,871,553	1,577,920
Other long-term assets	174,822	39,597

Total assets	$19,688,416	$32,010,033

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,202,198	$1,523,875
Accrued expenses	3,082,585	2,410,592
Deferred revenue	2,035,120	3,314,918
Accrued warrant liability	3,594,741	4,105,659
Current portion of capital lease obligation	80,709	71,679
Total current liabilities	9,995,353	11,426,723

Noncurrent portion of capital lease obligation	29,560	97,602
Long-term debt	7,330,449	-

Commitments and contingencies	-	-

Total liabilities	17,355,362	11,524,325

Stockholders' equity:
Preferred stock, $.005 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	-	-
Common stock, $.005 par value; 160,000,000 shares authorized, 45,157,114 shares issued and outstanding as of September 30, 2013; 80,000,000 shares authorized, 44,730,445 issued and outstanding as of December 31, 2012	225,786	223,653
Additional paid-in capital	125,398,821	123,864,830
Accumulated other comprehensive income	307,414	546,473
Accumulated deficit	(135,199,419)	(118,301,789)
Total Cleveland BioLabs, Inc. stockholders' (deficit) equity	(9,267,398)	6,333,167
Noncontrolling interest in stockholders' equity	11,600,452	14,152,541
Total stockholders' equity	2,333,054	20,485,708

Total liabilities and stockholders' equity	$19,688,416	$32,010,033

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Grants and contracts	$1,635,600	$219,575	$4,616,334	$1,409,209

Operating expenses:
Research and development	4,205,238	4,841,324	14,909,882	16,920,400
General and administrative	3,286,830	3,219,792	9,787,053	8,973,949
Total operating expenses	7,492,068	8,061,116	24,696,935	25,894,349

Loss from operations	(5,856,468)	(7,841,541)	(20,080,601)	(24,485,140)

Other income (expense):
Interest and other income	97,534	228,580	225,299	354,473
Foreign exchange gain (loss)	(15,057)	(278,940)	59,853	(330,024)
Change in value of warrant liability	1,163,030	(4,423,775)	510,919	(160,749)
Total other income (expense)	1,245,507	(4,474,135)	796,071	(136,300)

Net loss	(4,610,961)	(12,315,676)	(19,284,530)	(24,621,440)

Net loss attributable to noncontrolling interests	519,765	1,437,840	2,386,900	3,277,774

Net loss attributable to Cleveland BioLabs, Inc.	$(4,091,196)	$(10,877,836)	$(16,897,630)	$(21,343,666)

Net loss available to common stockholders per share of common stock, basic and diluted	$(0.09)	$(0.30)	$(0.38)	$(0.60)

Weighted average number of shares used in calculating net loss per share, basic and diluted	45,061,274	35,879,245	44,946,340	35,761,260

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss including noncontrolling interests	$(4,610,961)	$(12,315,676)	$(19,284,530)	$(24,621,440)
Other comprehensive income (loss)
Foreign currency translation adjustment	35,821	593,124	(404,248)	658,888

Comprehensive loss including noncontrolling interests	(4,575,140)	(11,722,552)	(19,688,778)	(23,962,552)
Comprehensive loss attributable to noncontrolling interests	502,891	1,182,641	2,552,089	2,997,934

Comprehensive loss attributable to Cleveland BioLabs, Inc.	$(4,072,249)	$(10,539,911)	$(17,136,689)	$(20,964,618)

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Total

Balance at December 31, 2012	44,730,445	$223,653	$123,864,830	$546,473	$(118,301,789)	$14,152,541	$20,485,708

Stock based compensation	416,988	2,085	1,403,648				1,405,733
Exercise of options	9,681	48	12,344				12,392
Allocation of debt proceeds to fair value of warrants			117,999				117,999
Net loss					(16,897,630)	(2,386,900)	(19,284,530)
Foreign currency translation				(239,059)		(165,189)	(404,248)

Balance at September 30, 2013	45,157,114	$225,786	$125,398,821	$307,414	$(135,199,419)	$11,600,452	$2,333,054

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(19,284,530)	$(24,621,440)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	284,278	376,814
Unrealized loss on short-term investments	-	138,910
Noncash compensation	1,591,986	2,272,020
Change in value of warrant liability	(510,919)	160,749
Changes in operating assets and liabilities:
Accounts receivable	(565,336)	1,695,870
Other current assets	452,798	(435,305)
Other long-term assets	(3,995)	(2,554)
Accounts payable	(310,150)	(471,635)
Deferred revenue	(1,102,472)	3,821,991
Accrued interest	18,448	-
Accrued expenses	506,750	1,609,369
Net cash used in operating activities	(18,923,142)	(15,455,211)

Cash flows from investing activities:
Purchase of short-term investments	-	(4,898,314)
Sale of short-term investments	2,213,999	3,560,812
Purchase of equipment	(125,218)	(154,742)
Increase in restricted cash	(1,421,861)	-
Net cash provided by (used in) investing activities	666,920	(1,492,244)

Cash flows from financing activities:
Noncontrolling interest capital contribution to Incuron, LLC	-	5,893,557
Net proceeds from issuance of debt	7,297,675	-
Exercise of options	12,392	1,425
Repayment of capital lease obligation	(59,012)	(36,029)
Net cash provided by financing activities	7,251,055	5,858,953

Effect of exchange rate change on cash and equivalents	(333,995)	404,486

Decrease in cash and cash equivalents	(11,339,162)	(10,684,016)

Cash and cash equivalents at beginning of period	25,652,083	22,872,589

Cash and cash equivalents at end of period	$14,312,921	$12,188,573

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,105	$17,253

Supplemental schedule of noncash financing activities:
Fair value of warrants issued in connection with debt	$117,999	$-
Equipment acquired through lease financing	$-	$221,690

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Description of Business

Cleveland BioLabs, Inc. (“CBLI”) is a clinical-stage biotechnology company with a focus on oncology and acute radiation syndrome drug development. Since inception, CBLI has pursued the research, development and commercialization of products that have the potential to treat cancer, reduce death from total body irradiation and counteract the toxic effects of radio- and chemotherapies for oncology patients.

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

The unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended, as filed with the SEC..

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of September 30, 2013, along with its results of operations for the three and nine month periods ended September 30, 2013 and 2012 and cash flows for the nine month periods ended September 30, 2013 and 2012.  Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2013-11”). The amendments of ASU 2013-11 provide entities with guidance of how to present a provision for uncertain tax positions in the financial statements when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. For public entities, the amendments are effective for fiscal years and interim reporting periods beginning after December 15, 2013. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Of the $14.3 million and $25.7 million of cash and cash equivalents at September 30, 2013 and December 31, 2012, respectively, $1.5 million and $13.0 million, respectively, consisted of highly liquid investments with maturities of 90 days or less when purchased.  These investments consist of commercial paper, short-term debt securities, time deposits and investments in money market funds with commercial banks and financial institutions. As of September 30, 2013, $3.5 million of the Company's cash and cash equivalents was restricted to the use of its majority-owned subsidiaries, leaving $10.8 million available for general use.

Short-Term Investments

The Company’s short-term investments are classified as held to maturity given the intent and ability to hold the investments to maturity. Accordingly, these investments are carried at amortized cost. Short-term investments classified as held-to-maturity consisted of certificates of deposit with maturity dates beyond three months and less than one year. As of September 30, 2013, all of the Company’s short-term investments were restricted to use by its majority-owned subsidiaries.

Significant Customers and Accounts Receivable

Grant and contract revenue from the U.S. government accounted for 48.1% and 39.5% of total revenue for the three and nine months ended September 30, 2013, respectively, and 23.2% and 88.0% of total revenue for the three and nine months ended September 30, 2012, respectively.

Grant and contract revenue received by the Company’s subsidiaries from Russian government agencies accounted for 51.9% and 60.5% of total consolidated revenues for the three and nine months ended September 30, 2013, respectively, and 76.8% and 12.0% of total consolidated revenue for the three and nine months ended September 30, 2012, respectively.

Although the Company anticipates ongoing U.S. and Russian government contract and grant revenue, there is no guarantee that these revenue streams will continue in the future.

Accounts receivable consist of amounts due under reimbursement contracts with certain government and foreign entities. The Company extends unsecured credit to customers under normal trade agreements, which generally require payment within 30 days.

Management estimates an allowance for doubtful accounts that is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections. There were no allowances for doubtful accounts as of September 30, 2013 and December 31, 2012, as the collection history from the Company’s customers indicated that collection was probable.

Intellectual Property

Costs related to filing and pursuing patent applications are recognized as general and administrative expenses (“G&A expenses”) as incurred, since the recoverability of such expenditures is uncertain. Upon marketing approval by the U.S. Food and Drug Administration (“FDA”) or a respective foreign governing body, such costs will be capitalized and depreciated over the expected life of the related patent.

Accounting for Stock-Based Compensation

The 2006 Equity Incentive Plan, as amended (the “Plan”), authorizes CBLI to grant (i) options to purchase common stock, (ii) restricted or unrestricted stock units, and (iii) stock appreciation rights, so long as the exercise or grant price of each are at least equal to the fair market value of the stock on the date of grant. As of September 30, 2013, an aggregate of 10.0 million shares of common stock were authorized for issuance under the Plan, of which a total of approximately 2.1 million shares of common stock remained available for future awards. A single participant cannot be awarded more than 400,000 shares annually. Awards granted under the Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term and number of shares) under the Plan are specified in an award document, and approved by the Company’s compensation committee.

In June 2013 the Company’s stockholders approved the 2013 Employee Stock Purchase Plan (“ESPP”) which provides a means by which eligible employees of the Company and certain designated related corporations may be given an opportunity to purchase shares of Common Stock. As of September 30, 2013, there are 2.1 million shares of Common Stock reserved for purchase under the ESPP. The number of shares reserved for purchase under the ESPP increases on January 1 of each calendar year by the lesser of (i) 10% of the total number of shares of Common Stock outstanding on December 31st of the preceding year, or (ii) 200,000 shares of Common Stock. The ESPP allows employees to use up to 15% of their compensation to purchase shares of Common Stock at an amount equal to 85% of the fair market value of the Company’s Common Stock on the offering date or the purchase date, whichever is less.

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

	For the nine months ended September 30,
	2013			2012

Risk-free interest rate	0.02	-	1.92%	0.71	-	1.49%
Expected dividend yield			0%			0%
Expected life (in years)	5	-	7.3	5	-	6
Expected volatility	80.71	-	89.66%	86.58	-	92.24%

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

Income Taxes

No income tax expense was recorded for the three and nine months ended September 30, 2013 and 2012, as the Company does not expect to have taxable income for 2013 and did not have taxable income in 2012. A full valuation allowance has been recorded against the Company’s deferred tax asset.

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

The Company has excluded the following outstanding warrants and options from the calculation of diluted net loss per share because all such securities were antidilutive for the periods presented:

	As of September 30,
Common Equivalent Securities	2013	2012

Warrants	10,534,245	6,065,495
Options	5,608,912	4,816,012

Total	16,143,157	10,881,507

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

The following tables represent the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013
	Level 1	Level 2	Level 3	Total
Liabilities:
Compensatory stock options not yet issued (1)	$-	$-	$166,783	$166,783
Accrued warrant liability	-	-	3,594,741	3,594,741

Total liabilities	$-	$-	$3,761,524	$3,761,524

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Liabilities:
Accrued warrant liability	$-	$-	$4,105,659	$4,105,659

Total liabilities	$-	$-	$4,105,659	$4,105,659

 (1) Included in accrued expenses in the accompanying consolidated balance sheets.

The Company uses the Black-Scholes model to measure the accrued warrant liability and its accrual for compensatory stock options not yet issued. The following are the assumptions used to measure the accrued warrant liability at September 30, 2013 and December 31, 2012, which were determined in a manner consistent with that described for grants of options to purchase common stock as set forth in Note 2:

	September 30, 2013			December 31, 2012

Stock Price			$1.57			$1.33
Exercise Price	$1.60	-	5.00	$1.60	-	5.00
Term in years	0.71	-	2.03	1.09	-	2.41
Volatility	48.41	-	79.57%	82.75	-	95.91%
Annual rate of quarterly dividends			0%			0%
Discount rate- bond equivalent yield	.07	-	.34%	.17	-	.29%

The following are the assumptions used to measure the compensatory stock options not yet issued at September 30, 2013:

September 30, 2013

Stock price	$1.57
Term in years	5
Volatility	79.93%
Annual rate of quarterly dividends	0%
Discount rate - bond equivalent yield	1.40%

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 fair value measurements for the nine months ended September 30, 2013 and 2012:

	Three months ended September 30, 2013		Nine months ended September 30, 2013
	Accrued Warrant Liability	Compensatory Stock Options Not Yet Issued	Accrued Warrant Liability	Compensatory Stock Options Not Yet Issued

Beginning balance	$4,757,770	$63,838	$4,105,659	$-
Total (gains) or losses, realized and unrealized, included in earnings (1)(2)	(1,163,029)	-	(510,918)	-
Estimates and other changes in fair value	-	102,945	-	166,783
Settlements	-	-	-	-

Balance, September 30, 2013	$3,594,741	$166,783	$3,594,741	$166,783

	Three months ended September 30, 2012		Nine months ended September 30, 2012
	Accrued Warrant Liability	Compensatory Stock Options Not Yet Issued	Accrued Warrant Liability	Compensatory Stock Options Not Yet Issued

Beginning balance	$3,022,933	$114,617	$7,285,959	$378,750
Total (gains) or losses, realized and unrealized, included in earnings (1)(2)	4,423,775	-	160,749	51,823
Estimates and other changes in fair value	-	169,708	-	284,325
Settlements	-	-	-	(430,573)

Balance, September 30, 2012	$7,446,708	$284,325	$7,446,708	$284,325

(1)
Unrealized gains or losses related to the accrued warrant liability were included as change in value of accrued warrant liability. There were no realized gains or losses for the three and nine month periods ended September 30, 2013 and 2012.

(2)	Expenses recorded for compensatory stock options not yet issued are included in research & development expense and general and administrative expense.

As of September 30, 2013 and December 31, 2012, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.

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

	September 30, 2013
Description	Fair Value	Valuation Technique	Unobservable Input	Range

Compensatory stock options not yet issued	$166,783	Black-scholes pricing model	Expected term	5
			Quantity of options	220,833

Accrued warrant liability	3,594,741	Black-scholes pricing model	Expected term	0.71	-	2.03

	$3,761,524

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

4. Debt

On September 30, 2013, CBLI entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology II, L.P. (“Hercules”) pursuant to which the company issued a $6 million note and received net proceeds of $5.9 million. The loan bears interest at the greater of (i) 10.45% per annum or (ii) 10.45% plus the prevailing prime rate minus 4.25%. The loan matures on January 1, 2017, and requires interest-only payments for the initial 12 months and principal and interest payments in 27 monthly installments thereafter.  If, prior to June 30, 2014, and subject to Hercules’ approval, CBLI obtains a contract award from the Biomedical Advanced Research Development Authority (“BARDA”) or other funding sources sufficient to fund a series of studies for Entolimod as a radiation countermeasure, which would reasonably be expected to provide a basis for submitting a Biological License Application (“BLA”) to the FDA for licensure of Entolimod as a radiation countermeasure, CBLI may obtain an additional $4 million in loan proceeds at its option.

In connection with the Loan Agreement, CBLI granted a first priority lien in substantially all of CBLI’s assets (exclusive of intellectual property). The Loan Agreement also contains representations and warranties by CBLI and Hercules, indemnification provisions in favor of Hercules, customary covenants (including limitations on other indebtedness, liens, acquisitions, investments and dividends, and not including financial covenants), and events of default (including payment defaults, breaches of covenants, material adverse events and events leading to bankruptcy or insolvency). Prepayment of the loan is subject to a penalty rate applied to the balance of the secured obligation and ranges from 1% to 3% based on the date the loan is prepaid. Additionally, Hercules has a right to participate in subsequent private placements of CBLI equity securities at the same price, terms and conditions as other investors, up to an aggregate amount of $1 million.

As additional consideration for the loan, CBLI issued Hercules a five-year warrant to purchase 156,250 shares of CBLI common stock at an exercise price of $1.60 per share. CBLI recorded the fair value of the warrant of $117,999 as equity and as a discount to the carrying value of the loan.  The fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	0.48%
Expected dividend yield	0.00%
Expected life (years)	2.50
Expected volatility	82.29%

Reflected as a discount to the loan are the following items: the warrant, a $100,000 facility fee CBLI paid to Hercules which was deducted from the gross proceeds of the loan, and a $550,000 payment that is due upon full repayment of the loan or on the maturity date, whichever occurs sooner. In connection with the closing of the loan, CBLI incurred $102,000 in debt issuance costs, primarily related to legal fees, which are included in non-current assets in our consolidated balance sheet. CBLI will amortize the loan discounts and debt issuance costs to interest expense over the term of the loan using the effective interest rate method, which approximates 16.6%. Additionally, the $550,000 end-of-term charge is also reflected as a long-term liability in conjunction with the $6 million note.

The following schedule shows the payments for principal and the end of term charge on the loan by calendar year:

2013	$-
2014	351,527
2015	2,246,215
2016	2,495,163
2017	1,457,095
Total	$6,550,000

On September 3, 2013, Panacela entered into a Master Agreement (the “Panacela Loan”) with Open Joint Stock Company “Rusnano” and CBLI pursuant to which Panacela issued a $1,530,000 note to Rusnano. The Panacela Loan bears interest at a rate of 16.3% per annum and matures on September 3, 2015, at which time Panacela must repay all unpaid principal and accrued interest. Prior to March 3, 2015, the loan is mandatorily convertible into shares of Panacela preferred stock at a conversion price of $1,057 per share if Panacela completes a qualified financing in accordance with the terms of the Panacela Loan.  Subsequent to March 3, 2015, Rusnano has the option to convert the unpaid principal plus interest into shares of Panacela Preferred Stock at a conversion price of $1,057 per share, or if Panacela has a qualified financing event, at a discounted price of 0.75 times the purchase price per share.

In connection with the Panacela Loan, CBLI issued Rusnano a warrant  that has an exercise period that begins upon an event of default on the Panacela Loan and expires on December 31, 2016. Upon an event of default, Rusnano has the option to assign 69.2% of the unpaid principal and interest under the Panacela Loan to CBLI in exchange for shares of CBLI common stock at a price of $1.694 per share.

5. Stockholders’ Equity

The Company has granted options to purchase shares of common stock and shares of restricted stock. The following is a summary of option award activity during the nine months ended September 30, 2013:

	Nine months ended September 30, 2013
	Total Stock Options Outstanding	Weighted Average Exercise Price per Share	Nonvested Stock Options	Weighted Average Grant Date Fair Value per Share

December 31, 2012	5,016,916	$4.54	404,500	$2.30
Granted	898,604	1.67	898,604	1.21
Vested	-	-	(506,875)	1.69
Exercised	(9,681)	1.28	-	-
Forfeited, Canceled	(296,927)	3.66	(151,250)	0.97

September 30, 2013	5,608,912	$4.13	644,979	$1.56

The following is a summary of outstanding stock options as of September 30, 2013:

	As of September 30, 2013
	Stock Options Outstanding	Vested Stock Options

Quantity	5,608,912	4,963,933
Weighted-average exercise price	$4.13	$4.39
Weighted Average Remaining Contractual Term (in Years)	7.01	6.72
Intrinsic value	$134,340	$122,487

For the nine months ended September 30, 2013 and 2012, the Company granted 898,604 and 739,500 stock options, respectively, with a weighted-average grant date fair value of $1.21 and $1.53, respectively. For the nine months ended September 30, 2013 and 2012, the total fair value of options vested was $858,037 and $1,246,720, respectively. The total intrinsic value of options exercised for the nine months ended September 30, 2013 and 2012 was $5,736 and $1,500, respectively.

As of September 30, 2013, total compensation cost not yet recognized related to nonvested stock options was $606,070.  The Company expects to recognize this cost over a weighted average period of approximately 0.85 years.

6. Warrants

In connection with sales of the Company’s common stock and the issuance of debt instruments, warrants were issued with exercise prices ranging from $1.60 to $5.00.  The warrants expire between one and seven years from the date of grant, subject to the terms applicable in the agreement.  As of September 30, 2013, the Company had warrants outstanding that are exercisable into 10,534,245 shares of common stock, with a weighted average exercise price of $2.70 per share. The Rusnano Warrant (as described in more detail in Note 4) is not included in the 10,534,245 shares of common stock as Panacela is not in default under the Panacela Loan.

During the three months ended September 30, 2013, CBLI issued warrants to Rusnano and Hercules in connection with the respective loan agreements. The Panacela Loan triggered a reduction in the exercise price of the Company’s warrants issued in March 2010 from $2.00 per share to $1.694 per share. The March 2010 warrant exercise price was further reduced to $1.60 per share in connection with the closing of the Hercules Loan.

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

OVERVIEW

We are a clinical-stage biotechnology company with a focus on oncology drug development whose lead drug candidate, Entolimod, is being developed for dual indications: under the U.S. Food and Drug Administration (“FDA”) regulation commonly referred to as the “Animal Rule” as a radiation countermeasure; and under the FDA’s traditional drug approval pathway as a cancer immunotherapy. Our other compounds are being developed under the FDA’s traditional drug approval pathway for oncology therapeutic purposes and other indications. Since our inception, we have pursued the research, development and commercialization of products that have the potential to treat cancer, reduce death from total body irradiation and counteract the side effects of radio- and chemotherapies for oncology patients. Presently, nine product candidates are under development directly by us and our subsidiaries.

See “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended, for more information on our product candidates.

Critical Accounting Policies and Significant Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses.

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

As of September 30, 2013, we held approximately $3.6 million in accrued expenses primarily related to warrants to purchase common stock, which we classified as Level 3.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenue

Revenue increased from $0.2 million for the three months ended September 30, 2012 to $1.6 million for the three months ended September 30, 2013, representing an increase of $1.4 million, or 645%. This increase was primarily related to increases of $0.7 million related to our Russian grants and contracts and $0.7 million from our contracts with the U.S. Department of Defense (“DoD”). The revenues related to our contracts and grants and differences between the periods are set forth in the following table:

		Three Months Ended September 30,
Funding Source	Program	2013	2012	Variance

DoD	CBMS-MITS Contract	$642,340	$50,885	$591,455
Russian Federation Ministry of Industry & Trade	CBLB612 Pre-clinical (1)	214,433	88,752	125,681
DoD	DTRA Contract	144,344	-	144,344
		1,001,117	139,637	861,480
Skolkovo Foundation	Curaxin research (1)	367,336	79,938	287,398
Russian Federation Ministry of Industry & Trade	Xenomycins Pre-clinical (1)	267,147	-	267,147

		$1,635,600	$219,575	$1,416,025

(1)	The grants received from Russian government entities are denominated in Russian Rubles (RUB). The revenue above was calculated using average exchange rates for the periods presented.

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

				As of September 30, 2013
Funding Source	Program	Total Award Value	Funded Award Value	Cumulative Revenue Recognized	Funded Backlog

DoD	CBMS-MITS Contract (1)	$48,322,695	$6,933,761	$6,735,732	$198,029
Russian Federation Ministry of Industry & Trade	CBLB612 Pre-clinical (2)	4,354,362	2,987,849	1,765,908	1,221,941
DoD	DTRA Contract	2,359,548	2,359,548	2,103,565	255,983
		55,036,605	12,281,158	10,605,205	1,675,953
Russian Federation Ministry of Industry & Trade	Xenomycins Pre-clinical (2)	4,590,052	3,399,763	1,591,143	1,808,620
Skolkovo Foundation	Curaxin research (2)	4,724,268	4,724,268	2,849,914	1,874,354

		$64,350,925	$20,405,189	$15,046,262	$5,358,927

(1)	Includes a $30 million conditional purchase options for up to 37,500 doses of Entolimod as a radiation countermeasure, exercisable upon approval.
(2)
The contracts received from Russian government entities are denominated in Russian Rubles (RUB). The contract value above is calculated based on the cumulative revenue recognized to date plus our backlog valued at the September 30, 2013 exchange rate.

Not reflected in the tables above are two matching-fund development contracts that were awarded in October 2013 totaling approximately $9.2 million in award value. The first contract was received by our wholly-owned subsidiary, BioLab 612, and will be used to support the clinical safety and efficacy assessment of Entolimod as an anti-cancer adjuvant therapy in colorectal cancer patients. The second contract was received by Panacela and will support the preclinical and clinical studies for Mobilan, an anti-cancer vaccine. These contracts were received from the Ministry of Industry and Trade of the Russian Federation and are valued at 149 million rubles ($4.6 million) each.

Research and Development Expenses

Research and development (“R&D”) expenses decreased from $4.8 million for the three months ended September 30, 2012 to $4.2 million for the three months ended September 30, 2013, representing a decrease of $0.6 million, or 13%. This net decrease primarily reflected a decrease of $0.9 million at Panacela related to a shift toward the development of two lead compounds, Xenomycins and Mobilan.  This decrease was partially offset by an increase of $0.3 million related to our Curaxin compounds due to our recently initiated clinical trial in the United States and our ongoing clinical study in Russia, both for the CBL0137 drug candidate. The following table sets forth our R&D expenses by drug candidate:

	Three Months Ended September 30,
	2013	2012	Variance

Entolimod for Biodefense Applications	$2,333,946	$2,369,959	$(36,013)
CBLB612	223,781	178,736	45,045
Entolimod for Oncology Applications	122,472	91,633	30,839
	2,680,199	2,640,328	39,871
Curaxins	951,472	665,654	285,818
Panacela product candidates	573,567	1,535,342	(961,775)

Total research & development expenses	$4,205,238	$4,841,324	$(636,086)

General and Administrative Expenses

General and administrative (“G&A”) costs increased from $3.2 million for the three months ended September 30, 2012 to $3.3 million for the three months ended September 30, 2013, representing an increase of $0.1 million, or 2%. This net increase was due to increases of $0.5 million related to the G&A functions of our Russian-based subsidiaries and $0.1 million in corporate legal and intellectual property costs.  These increases were partially offset by decreases of $0.3 million in business development costs and $0.2 million in stock based compensation.

Other Income and Expenses

Other income (expense) decreased from $4.5 million of other expense for the three months ended September 30, 2012 to $1.2 million of other income for the three months ended September 30, 2013, representing a decrease of $5.7 million, or 128%. This net decrease was primarily attributable to decreases of $5.6 million in the change in the value of our warrant liability and $0.2 million in foreign exchange losses. These cost decreases were offset by a decrease in interest and other income of $0.1 million.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenue

Revenue increased from $1.4 million for the nine months ended September 30, 2012 to $4.6 million for the nine months ended September 30, 2013, representing an increase of $3.2 million, or 228%. This increase was primarily related to increases of $2.6 million related to our Russian grants and contracts and $0.6 million from our contracts with the DoD. The revenues related to our contracts and grants and differences between the periods are set forth in the following table:

		Nine Months Ended September 30,
Funding Source	Program	2013	2012	Variance

DoD	CBMS-MITS Contract	$1,313,784	$1,113,830	$199,954
Russian Federation Ministry of Industry & Trade	CBLB612 Pre-clinical (1)	877,222	88,752	788,470
DoD	DTRA Contract	511,000	126,689	384,311
		2,702,006	1,329,271	1,372,735
Skolkovo Foundation	Curaxin research (1)	1,272,449	79,938	1,192,511
Russian Federation Ministry of Industry & Trade	Xenomycins Pre-clinical (1)	641,879	-	641,879

		$4,616,334	$1,409,209	$3,207,125

(1)	The grants received from Russian government entities are denominated in Russian Rubles (RUB). The revenue above was calculated using average exchange rates for the periods presented.

Research and Development Expenses

R&D expenses decreased from $16.9 million for the nine months ended September 30, 2012 to $14.9 million for the nine months ended September 30, 2013, representing a decrease of $2.0 million, or 12%. This net decrease primarily reflected decreases of $2.4 million for Entolimod for Biodefense applications as we worked towards the completion of a pivotal NHP study during the nine months ended September 30, 2012, $1.3 million related to our Panacela product candidates and $0.1 million related to Entolimod for Oncology applications. These decreases were partially offset by increases of $1.5 million in costs related to Curaxin compounds due to our recently initiated clinical trial in the United States and our ongoing clinical study in Russia, both for the CBL0137 drug candidate, and $0.3 million to prepare CBLB612’s dossier of information for an IND filing in Russia. The following table sets forth our R&D expenses by drug candidate:

	Nine Months Ended September 30,
	2013	2012	Variance

Entolimod for Biodefense Applications	$7,384,265	$9,787,546	$(2,403,281)
CBLB612	1,011,794	738,389	273,405
Entolimod for Oncology Applications	373,302	488,616	(115,314)
	8,769,361	11,014,551	(2,245,190)
Curaxins	3,647,963	2,104,953	1,543,010
Panacela product candidates	2,492,558	3,800,896	(1,308,338)

Total research & development expenses	$14,909,882	$16,920,400	$(2,010,518)

General and Administrative Expenses

General and administrative costs increased from $9.0 million for the nine months ended September 30, 2012 to $9.8 million for the nine months ended September 30, 2013, representing an increase of $0.8 million, or 9%. This net increase was primarily attributable to increases of $0.7 million related to our Russian-based subsidiaries including BioLabs 612 which was not operational in 2012 and $0.6 million in corporate legal and intellectual property fees. These increases were partially offset by decreases of $0.5 million in business development expenses.

Other Income and Expenses

Other income (expense) decreased from $0.1 million of other expense for the nine months ended September 30, 2012 to $0.8 million of other income for the nine months ended September 30, 2013, representing a decrease of $0.9 million, or 684%. This net decrease was primarily due to a decrease of $0.6 million in the change in the value of our warrant liability primarily driven by the change in the fair market value of our stock, and an increase of $0.4 million in foreign exchange gains. These cost changes were partially offset by a decrease in interest and other income of $0.1 million.

Liquidity and Capital Resources

We have incurred net losses of $135.2 million since inception through September 30, 2013. Historically, we have not generated, and do not expect to generate, revenue from sales of product candidates in the immediate future. Since our founding in 2003, we have funded our operations through a variety of means:

●
Since our inception in 2003, we have raised $107.8 million of net equity capital, including amounts received from the exercise of options and warrants. We have also received $5.8 million in net proceeds from the issuance of long-term debt instruments.

●
The U.S. Department of Defense and Department of Health and Human Services awarded grants and contracts totaling $85.9 million for the development of Entolimod as a radiation countermeasure, including purchase options totaling $30 million for the purchase of up to 37,500 doses of Entolimod, which is exercisable upon funding and FDA approval. Of the total amount awarded, we earned $44.1 million through September 30, 2013 and expect to earn $0.5 million during the remainder of 2013. These contracts expire at term in December 2013 which is particularly relevant for the $30 million purchase option.  Management is currently working to pursue extensions of these contracts.

●
Entities affiliated with the Russian Federation have awarded us contracts totaling $13.7 million, including awards for the development of Curaxins ($4.6 million), CBLB612 ($4.4 million) and Xenomycins ($4.7 million). All awards are valued based on revenue recognized to date, with the remaining backlog valued at the September 30, 2013 exchange rate. These contracts include a requirement for us to contribute matching funds, which are satisfied with both the value of developed intellectual property at the time of award and future expenses. At September 30, 2013, $11.1 million of the awards were funded; $8.1 million was received, of which $2.0 million remains as deferred revenue. We expect to recognize the remaining funding in 2013 and 2014. In addition to these contracts, in October 2013 we were awarded two contracts from the Ministry of Industry and Trade of the Russian Federation. Each of these contracts was valued at 149 million rubles ($4.6 million) each, of which each was funded by $3.4 million, giving us an additional $6.8 million in funding. We expect to recognize this funding over a period of performance beginning in October 2013 and ending in December 2015.

●	We have been awarded $4.0 million in grant and contracts not described above, all of which has been recognized at September 30, 2013.
●	We actively pursue all reasonable domestic and international sources of grant and contract funding for our drug pipeline.
●
Incuron was formed to develop and commercialize our Curaxin product line, namely two compounds CBL0102 and CBL0137. BioProcess Capital Partners (“BCP”) committed to contribute up to $17.3 million (based on the current exchange rate) of funding as development milestones were accomplished. To date, Incuron has received $11.7 million of funding from BCP. BCP’s remaining capital contribution of $5.6 million is due upon completion of certain developmental milestones which the Company believes will occur in 2013.

●
Panacela was formed to develop and commercialize five preclinical compounds. Open Joint Stock Company “Rusnano” contributed $9.0 million at formation, a $1.5 million convertible loan and has options to contribute up to $15.5 million of additional funding as development milestones are accomplished. CBLI contributed $3.0 million plus intellectual property at formation and has options to contribute additional capital based on agreed-upon terms.

At September 30, 2013, we had cash, cash equivalents and short-term investments of $14.6 million. Of that total, $3.8 million was restricted for the use of our majority-owned subsidiaries, leaving $10.8 million available for general use. Furthermore, Panacela had $2.9 million of restricted cash held for performance bonds in connection with the Xenomycins and Mobilan contracts, which is classified as a long-term asset.

Operating Activities

Net cash used in operations increased by $3.4 million to $18.9 million for the nine months ended September 30, 2013 from $15.5 million for the nine months ended September 30, 2012. After adjusting for non-cash items, the net loss decreased by $3.8 million, while changes in working capital used cash and cash equivalents of $7.2 million between the periods.

Investing Activities

Net cash provided by investing activities was $0.6 million for the nine months ended September 30, 2013, compared to net cash used in investing activities of $1.5 million for the nine months ended September 30, 2012, representing an increase of $2.1 million between the periods. This net increase was due to an increase of $3.5 million related to the management of our cash and short-term investments, and was partially offset by the reclassification of $1.4 million of cash to restricted cash for the nine months ended September 30, 2013.

Financing Activities

Cash flows provided by financing activities increased by $1.4 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Cash flows provided by financing activities was $7.3 million for the nine months ended September 30, 2013, primarily attributable to the $5.8 million in net proceeds from CBLI’s closing of the Hercules loan and $1.5 million from Panacela’s closing of the Rusnano loan. Cash flows provided by financing activities for the nine months ended September 30, 2012 was $5.9 million, which was primarily attributable to a capital contribution by BCP to Incuron.

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

We submitted a proposal to Biomedical Advanced Research and Development Agency (“BARDA”) for the continued development of Entolimod as a radiation countermeasure. If awarded in full, we anticipate that this contract could fund all remaining work necessary to complete development of Entolimod as a radiation countermeasure and allow us to file a Biologic License Application (“BLA”) with the FDA.  There can be no assurance that the proposal for the BARDA funding will be granted, and if granted, when such award will be made.

We believe that our existing funds combined with cash flows from existing government grants and contracts will be sufficient to fund our projected operating requirements into the second quarter of 2014, based upon current operating plans and spending assumptions, limited to existing contracts in place. Our success is dependent upon commercializing our research and development programs and our ability to obtain adequate future financing. There can be no assurance that we will be able to obtain future financing or, if obtained, what the terms of such future financing may be, or that any amount that we are able to obtain will be adequate to support our working capital requirements until we achieve profitable operations. If we are unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Impact of Inflation

We believe that our results of operations are not dependent upon moderate changes in inflation rates.

Impact of Exchange Rate Fluctuations

From time-to-time, our operations are somewhat dependent upon changes in foreign currency exchange rates, however at September 30, 2013, our foreign currency obligations were not material.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first nine months of 2013. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended.

Item 4. Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act as of September 30, 2013. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

As of September 30, 2013, we were not a party to any litigation or other legal proceeding.

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

We have incurred net losses of approximately $16.9 million and $135.2 million for the nine months ended September 30, 2013 and since inception, respectively. We expect significant losses to continue for the next few years as we spend substantial additional sums on the continued R&D of our proprietary product candidates, and there is no certainty that we will ever become profitable as a result of these expenditures. As a result of losses that will continue throughout our development stage, we may exhaust our financial resources and be unable to complete the development of our product candidates.

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

*Covenants in our loan agreement with Hercules restrict our financial and operational flexibility.

On September 30, 2013, we entered into a Loan and Security Agreement with Hercules under which we are subject to certain covenants that restrict our financial and operational flexibility. For example, we are restricted from incurring additional indebtedness, redeeming or declaring or paying any cash dividends or cash distributions on our common stock, or transferring any material portion of our assets. As a result of these covenants, our ability to finance our operations through the incurrence of additional debt or the sale of assets is limited.

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

Our product candidates range from ones currently in the research stage to ones currently in the clinical stage of development and all require further testing to determine their technical and commercial viability. Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into reliable, commercially competitive products on a timely basis. In addition, the success of our subsidiaries will depend on their ability to meet developmental milestones in a timely manner, which are pre-requisites to their receipt of additional funding under their government contracts and/or from their non-controlling interest holders. Products that we may develop are not likely to be commercially available for several years. The proposed development schedules for our products may be affected by a variety of factors, including, among others, technological difficulties, proprietary technology of others, the government approval process, the availability of funds and changes in government regulation, many of which will not be within our control. Any delay in the development, introduction or marketing of our products could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects and the unproven technology involved, we may not be able to complete successfully the development or marketing of any products.

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

We anticipate substantial reliance upon strategic collaborations for marketing and commercialization of our product candidates and we may rely even more on strategic collaborations for R&D of our other product candidates. Our business depends on our ability to sell drugs to both government agencies and to the general pharmaceutical market. Offering our product candidates for anti-radiation applications to government agencies does not require us to develop new sales, marketing or distribution capabilities beyond those already existing in the company. Selling oncology and anti-infective drugs, however, requires a more significant infrastructure. We plan to sell oncology and anti-infective drugs through strategic partnerships with pharmaceutical companies. If we are unable to establish or manage such strategic collaborations on terms favorable to us in the future, our revenue and drug development may be limited. To date, we have not entered into any strategic collaborations with third parties capable of providing these services. In addition, we have not yet marketed or sold any of our product candidates or entered into successful collaborations for these services in order to ultimately commercialize our product candidates. We also rely on third-party collaborations with our manufacturers. Manufacturers producing our product candidates must follow current Good Manufacturing Practice (“cGMP”) regulations enforced by the FDA and foreign equivalents.

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

Before obtaining required regulatory approvals for the commercial sale of any of our product candidates, we must conduct extensive pre-clinical testing and clinical trials to demonstrate that our product candidates are safe and clinical or animal trials to demonstrate the efficacy of our product candidates. Pre-clinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials or animal efficacy studies will be successful and interim results of a clinical trial or animal efficacy study does not necessarily predict final results. In addition, we must outsource our clinical trials and majority of our animal studies required to obtain regulatory approval of our products. We are not certain that we will successfully or promptly finalize agreements for the conduct of these studies. Delay in finalizing such agreements would delay the commencement of our pre-clinical and clinical studies, such as animal efficacy studies for Entolimod for biodefense applications and clinical trials of Entolimod, CBL0102 and CBL0137 for oncology applications. In addition, we are seeking FDA agreement on the scope and design of our pivotal animal, human safety and animal-to-human dose conversion programs for Entolimod for biodefense applications. Delay in agreement with the FDA on this program will delay the commercialization of this product.

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

As of September 30, 2013, we owned 59.2% of the equity interests in Incuron and 54.6% of the equity interests in Panacela. Although these subsidiaries are majority-owned by us and are consolidated in our results, they have significant non-controlling interest holders, each of which are funds regulated by the Russian Federation government. As such, we share ownership and management of our subsidiaries with one or more parties who may not have the same goals, strategies, priorities, or resources as we do.

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

The co-owners of our majority-owned subsidiaries have the option to make additional payments to the subsidiaries to finance their operations. Such additional contributions by Bioprocess into Incuron are dependent on the satisfaction of various developmental milestones by Incuron. Due to a recent amendment of the Investment Agreement with Rusnano, additional investments into Panacela by Rusnano are no longer tied to milestones and may now be made at any time at Rusnano’s discretion. As of September 30, 2013, Incuron and Panacela were potentially entitled to $5.6 million and $15.5 million of future milestone-based payments, respectively (in the case of Incuron, based on an exchange rate of $32.3451 Rubles/USD as of September 30, 2013). The failure to satisfy the contractual requirements that we have with our co-owners in respect of obtaining additional financing from them may result in a material adverse effect in our business, financial condition and results of operations.

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

To date, our product candidates have only been manufactured in quantities sufficient for pre-clinical studies and clinical trials. We rely on one collaborator to produce Entolimod, one collaborator to produce CBL0102, one collaborator to produce CBL0137, one collaborator to produce CBLB612 and one collaborator to produce Mobilan, two collaborators to produce Xenomycins, and we do not have any collaborative manufacturing agreements for our other product candidates. For a variety of reasons, dependence on any single manufacturer may adversely affect our ability to develop and commercialize our product candidates on a timely and competitive basis. In addition, our current contractual arrangements alone may not be sufficient to guarantee that we will be able to procure the needed supplies as we complete clinical development and/or enter commercialization.

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

●
If, for any circumstance, we are required to change manufacturers, we could be faced with significant monetary and lost opportunity costs with switching manufacturers. Furthermore, such change may take a significant amount of time. The FDA and foreign regulatory agencies must approve these manufacturers in advance. This requires prior approval of regulatory submissions as well as successful completion of pre-approval inspections to ensure compliance with FDA and foreign regulations and standards.

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

The receipt of FDA approval may be delayed for reasons other than the results of pre-clinical studies and clinical trials. For example, in 2011, the IND application for Entolimod for biodefense applications was transferred within the FDA from the Division of Biologic Oncology Products (“DBOP”) to the Division of Medical Imaging Products (“DMIP”). As a result of this transfer, we requested and participated in seven additional meetings with DMIP during 2011-2012 to review the product mechanisms of action, safety profile and preliminary estimation of an effective human dose. While (i) DMIP has agreed on the scope and design of the proposed pivotal animal efficacy program, acknowledged that specific cytokines do play an important role in Entolimod’s mechanism of action and, as such, can be used as biomarkers for animal-to-human dose conversion, and (ii) gave advice on the design of the remaining clinical program, we are still in the process of reaching an agreement with FDA on the certain elements of the design of our remaining clinical studies for Entolimod and animal-to-human dose conversion. There can be no guarantee that we will reach a satisfactory agreement in a timely manner, or at all, or that DMIP may request any additional information related to our preclinical or clinical programs.

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

We intend to market our product candidates, including specifically the product candidates being developed by our subsidiaries, in the U.S., the Russian Federation and other countries and regulatory jurisdictions. In order to market our product candidates in the U.S., Russia and other jurisdictions, we must obtain separate regulatory approvals in each of these countries and territories. The procedures and requirements for obtaining marketing approval vary among countries and regulatory jurisdictions and can involve additional clinical trials or other tests. In addition, we do not have in-house experience and expertise regarding the procedures and requirements for filing for and obtaining marketing approval for drugs in countries outside of the U.S. and Europe and may need to engage and rely upon expertise of third parties when we file for marketing approval in countries outside of the U.S. and Europe. Also, the time required to obtain approval in markets outside of the U.S. may differ from that required to obtain FDA approval, while still including all of the risks associated with obtaining FDA approval. We may not be able to obtain all of the desirable or necessary regulatory approvals on a timely basis, if at all. Approval by a regulatory authority in a particular country or regulatory jurisdiction, such as the FDA in the U.S. or the Roszdravnadzor in Russia, does not ensure approval by a regulatory authority in another country.

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

Grant and contract revenue from the United States government accounted for 39.5% and 88% of our revenue for the nine months ended September 30, 2013 and 2012, respectively.

These revenues have funded some of our personnel and other R&D and General and Administrative costs and expenses. However, it is possible that awards that have been granted will not be funded in their entirety, that the funding will be delayed, or that the contracts representing the awards may expire by their terms without funding or procurement options exercised. For example the Company’s Chemical Biological Medical Systems-Medical Identification and Treatment Systems (CBMS-MITS) contract will expire by its terms on December 13, 2013. While the Company is currently in discussions with CBMS-MITS to extend the contract, we may not be successful.  In the event the CBMS-MITS contract is not extended, its unfunded options including a procurement option would expire, and the Company would need to renegotiate a procurement contract with the Department of Defense, likely through a competitive bidding process, for the procurement of Entolimod as a radiation countermeasure.

We may not be able to procure new grants and contracts that will provide sufficient funding, new procurement options, or at all. In addition, the finalization of new contracts and grants may require a significant time from the initial request and negotiations for such contracts and grants are subject to a significant amount of uncertainty.

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

Failure to comply with the U.S. Foreign Corrupt Practices Act and similar foreign laws could subject us to penalties and other adverse consequences.

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

The market price of our common stock has historically experienced and may continue to experience significant volatility. From first quarter 2012 through third quarter 2013, the market price of our common stock, which is listed on the NASDAQ Capital Market, fluctuated from a high of $4.06 per share in the first quarter of 2012 to a low of $1.15 in the second quarter of 2012. The listing of our common stock on the NASDAQ Capital Market does not assure that a meaningful, consistent and liquid trading market will exist, and in recent years, the market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility in addition to volatility caused by the occurrence of industry and company specific events. Factors that could cause fluctuations include, but are not limited to, the following:

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

We are currently authorized to issue 160,000,000 shares of common stock and 10,000,000 of preferred stock. As of September 30, 2013, we had 45,157,144 shares of our common stock and no shares of our preferred stock issued and outstanding and warrants exercisable into 10,534,245 shares and 5,016,916 options outstanding. To the extent the shares of common stock are issued or options and warrants are exercised, holders of our common stock will experience dilution.

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

Since the early 1990s, Russia has sought to transform from a one-party state with a centrally planned economy to a democracy with a market economy. As a result of the sweeping nature of various reforms and the failure of some of them, the political system of Russia remains vulnerable to popular dissatisfaction, including demands for autonomy from particular regional and ethnic groups. Since the breakup of the U.S.S.R. in 1991, the political and economic situation in Russia has generally become more stable. However, there is still a risk of significant changes to the political and economic environment, potential changes in the direction of the reforms or reversal of the reforms. Current and future changes in the Russian government, major policy shifts or lack of consensus between various branches of the government and powerful economic groups could disrupt or reverse economic and regulatory reforms. Any disruption or reversal of reform policies could lead to political or governmental instability or the occurrence of conflicts among powerful economic groups, which could materially adversely affect our business and operations in Russia. Additionally, changes in governmental policies and objectives could affect our ability to apply for and/or receive non-dilutive grants from the Russian Government, such as the grants that we have received from Russian Federation Ministry of Industry & Trade and the Skolkovo Foundation totaling $13.7 million (based on current exchange rates).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) The following exhibits are included as part of this report:

Exhibit Number	Description of Document

4.1	Warrant to Purchase Common Stock issued to Open Joint Stock Company “Rusnano” (Incorporated by reference to Form 8-K filed on September 5, 2013).

4.2	Warrant Agreement, dated September 30, 2013, between Cleveland BioLabs, Inc. and Hercules Technology II, L.P.

10.1
Master Agreement, dated September 3, 2013, by and among Panacela Labs, Inc., Cleveland Biolabs, Inc. and Open Joint Stock Company “Rusnano” (Incorporated by reference to Form 8-K filed on September 5, 2013).

10.2	Convertible Loan Agreement, dated September 3, 2013, between Open Joint Stock Company “Rusnano” and Panacela Labs, Inc. (Incorporated by reference to Form 8-K filed on September 5, 2013).

10.3	Loan and Security Agreement, dated September 30, 2013, by and among Cleveland BioLabs, Inc., Biolab 612, LLC and Hercules Technology II, L.P.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Yakov Kogan.

31.2	Rule 13a-14(a)/15d-14(a) Certification of C. Neil Lyons.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.1
The following information from CBLI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2013 and 2012; (v) Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2013; and (vi) Notes to Consolidated Financial Statements.*

*           Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated: November 8, 2013	By:	/s/ YAKOV KOGAN
Yakov Kogan Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2013	By:	/s/ C. NEIL LYONS
C. Neil Lyons Chief Financial Officer (Principal Financial Officer)