Form 10-Q
period 2014-03-31
CLEVELAND BIOLABS INC
filed 2014-05-12
CIK 1318641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, there were 50,942,798 shares outstanding of registrant’s common stock, par value $0.005 per share.

CLEVELAND BIOLABS INC. AND SUBSIDIARIES

10-Q

May [TBD], 2014

In this report, except as otherwise stated or the context otherwise requires, the terms “Cleveland BioLabs” and “CBLI” refer to Cleveland BioLabs, Inc., but not its consolidated subsidiaries and “the Company,” “we,” “us” and “our” refer to Cleveland BioLabs, Inc. together with its consolidated subsidiaries. Our common stock, par value $0.005 per share, is referred to as “common stock.”

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,391,697	$10,048,466
Short-term investments	280,213	305,538
Accounts receivable	414,857	458,391
Other current assets	377,288	344,386

Total current assets	14,464,055	11,156,781
Equipment, net	384,366	457,912
Restricted cash	2,679,559	2,921,724
Other long-term assets	137,057	159,224

Total assets	$17,665,037	$14,695,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$489,441	$794,397
Accrued expenses	2,972,849	2,445,446
Deferred revenue	1,086,720	1,069,438
Accrued warrant liability	1,436,845	1,241,311
Current portion of notes payable	892,828	351,527
Current portion of capital lease obligation	71,350	83,634

Total current liabilities	6,950,033	5,985,753
Noncurrent portion of capital lease obligation	—	7,522
Long-term debt	6,725,799	7,121,388
Commitments and contingencies	—	—

Total liabilities	13,675,832	13,114,663
Stockholders’ equity:
Preferred stock, $.005 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	—	—
Common stock, $.005 par value; 160,000,000 shares authorized, 50,942,798 and 45,182,114 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	254,714	225,911
Additional paid-in capital	130,080,558	125,508,471
Accumulated other comprehensive income	117,324	307,339
Accumulated deficit	(137,150,038)	(135,564,666)

Total Cleveland BioLabs, Inc. stockholders’ deficit	(6,697,442)	(9,522,945)
Noncontrolling interest in stockholders’ equity	10,686,647	11,103,923

Total stockholders’ equity	3,989,205	1,580,978

Total liabilities and stockholders’ equity	$17,665,037	$14,695,641

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Grants and contracts	$1,334,254	$1,367,472
Operating expenses:
Research and development	2,439,773	5,331,615
General and administrative	2,413,543	3,483,372

Total operating expenses	4,853,316	8,814,987

Loss from operations	(3,519,062)	(7,447,515)
Other income (expense):
Interest and other income (expense)	(317,922)	79,956
Foreign exchange gain (loss)	(151,771)	28,134
Change in value of warrant liability	2,087,558	(3,447,723)

Total other income (expense)	1,617,865	(3,339,633)

Net loss	(1,901,197)	(10,787,148)

Net loss attributable to noncontrolling interests	315,825	1,022,825

Net loss attributable to Cleveland BioLabs, Inc.	$(1,585,372)	$(9,764,323)

Net loss available to common stockholders per share of common stock, basic and diluted	$(0.03)	$(0.22)

Weighted average number of shares used in calculating net loss per share, basic and diluted	49,968,131	44,826,576

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013
Net loss including noncontrolling interests	$(1,901,197)	$(10,787,148)
Other comprehensive loss
Foreign currency translation adjustment	(291,466)	(157,447)

Comprehensive loss including noncontrolling interests	(2,192,663)	(10,944,595)
Comprehensive loss attributable to noncontrolling interests	417,276	1,088,080

Comprehensive loss attributable to Cleveland BioLabs, Inc.	$(1,775,387)	$(9,856,515)

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Total
Balance at December 31, 2013	45,182,114	$225,911	$125,508,471	$307,339	$(135,564,666)	$11,103,923	$1,580,978
Stock based compensation	—	—	342,240	—	—	—	342,240
Issuance of shares for compensation	22,978	115	15,510	—	—	—	15,625
Issuance of common stock, net of offering costs of $540,382	5,737,706	28,688	6,430,930	—	—	—	6,459,618
Allocation of equity proceeds to fair value of warrants	—	—	(2,216,593)	—	—	—	(2,216,593)
Net loss	—	—	—	—	(1,585,372)	(315,825)	(1,901,197)
Foreign currency translation	—	—	—	(190,015)	—	(101,451)	(291,466)

Balance at March 31, 2014	50,942,798	$254,714	$130,080,558	$117,324	$(137,150,038)	$10,686,647	$3,989,205

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,901,197)	$(10,787,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	57,811	94,927
Amortization	91,929	—
Loss on equipment disposal	24,685	—
Noncash compensation	48,416	635,005
Warrant issuance costs	171,116	—
Change in value of warrant liability	(2,087,558)	3,447,723
Changes in operating assets and liabilities:
Accounts receivable	41,901	(435,284)
Other current assets	(54,818)	(74,125)
Other long-term assets	9,847	(22,619)
Accounts payable	(273,086)	(286,377)
Deferred revenue	108,127	(219,280)
Accrued expenses	929,518	643,876

Net cash used in operating activities	(2,833,309)	(7,003,302)
Cash flows from investing activities:
Sale of short-term investments	—	1,315,175
Purchase of equipment	(10,805)	(20,054)

Net cash provided by (used in) investing activities	(10,805)	1,295,121
Cash flows from financing activities:
Issuance of common stock, net of offering costs	6,355,001	—
Repayment of capital lease obligation	(19,806)	(16,974)

Net cash provided by (used in) financing activities	6,335,195	(16,974)
Effect of exchange rate change on cash and equivalents	(147,850)	(157,915)

Increase (decrease) in cash and cash equivalents	3,343,231	(5,883,070)
Cash and cash equivalents at beginning of period	10,048,466	25,652,083

Cash and cash equivalents at end of period	$13,391,697	$19,769,013

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$159,780	$5,861
Supplemental schedule of noncash financing activities:
Noncash financing costs on common stock offering	$50,505	$—
Noncash warrant issuance costs	$15,993	$—

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Description of Business

Cleveland BioLabs, Inc., or CBLI, or the Company, is an innovative biopharmaceutical company seeking to develop first-in-class pharmaceuticals designed to address diseases with significant unmet medical need. Our lead product candidates are Entolimod, which we are developing as a radiation countermeasure and an oncology drug and Curaxin CBL0137, our lead oncology product candidate. We conduct business in the United States and in the Russian Federation through several legal entities, some of which are majority-owned in collaboration with financial partners.

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

2.  Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of CBLI and its subsidiaries, BioLab 612, Incuron and Panacela. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of March 31, 2014, along with its results of operations for the three month periods ended March 31, 2014 and 2013 and cash flows for the three month periods ended March 31, 2014 and 2013. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

Recent Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years and interim periods within those fiscal years beginning after December 15, 2013 and early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Cash and Cash Equivalents

Of the $13.4 million and $10.0 million of cash and cash equivalents at March 31, 2014 and December 31, 2013, respectively, $0.0 million and $3.5 million, respectively, consisted of highly liquid investments with maturities of 90 days or less when purchased. These investments consist of commercial paper, short-term debt securities, time deposits and investments in money market funds with commercial banks and financial institutions. As of March 31, 2014, $1.4 million of the Company’s cash and cash equivalents was restricted to the use of its majority-owned subsidiaries, leaving $12.0 million available for general use.

Short-Term Investments

The Company’s short-term investments are classified as held to maturity given the intent and ability to hold the investments to maturity. Accordingly, these investments are carried at amortized cost. Short-term investments classified as held-to-maturity consisted of certificates of deposit with maturity dates beyond three months and less than one year. As of March 31, 2014, all of the Company’s short-term investments were restricted to use by its majority-owned subsidiaries.

Significant Customers and Accounts Receivable

Grant and contract revenue from the U.S. government accounted for 1.8% and 31.5% of total revenue for the three months ended March 31, 2014 and 2013, respectively. Grant and contract revenue received by the Company’s subsidiaries from Russian government agencies accounted for 98.2% and 68.5% of total consolidated revenues for the three months ended March 31, 2014 and 2013, respectively. Although the Company anticipates ongoing U.S. and Russian government contract and grant revenue, there is no guarantee that these revenue streams will continue in the future.

Accounts receivable consist of amounts due under reimbursement contracts with certain government and foreign entities. The Company extends unsecured credit to customers under normal trade agreements, which generally require payment within 30 days.

Management estimates an allowance for doubtful accounts that is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections. There were no allowances for doubtful accounts as of March 31, 2014 and December 31, 2013, as the collection history from the Company’s customers indicated that collection was probable.

Intellectual Property

Costs related to filing and pursuing patent applications are recognized as general and administrative expenses, or G&A expenses, as incurred, since the recoverability of such expenditures is uncertain. Upon marketing approval by the U.S. Food and Drug Administration, or FDA, or a respective foreign governing body, such costs will be capitalized and depreciated over the expected life of the related patent.

Accounting for Stock-Based Compensation

The 2006 Equity Incentive Plan, as amended, or the Plan, authorizes CBLI to grant (i) options to purchase common stock, (ii) restricted or unrestricted stock units, and (iii) stock appreciation rights, so long as the exercise or grant price of each are at least equal to the fair market value of the stock on the date of grant. As of March 31, 2014, an aggregate of 10.0 million shares of common stock were authorized for issuance under the Plan, of which a total of approximately 1.5 million shares of common stock remained available for future awards. A single participant cannot be awarded more than 400,000 shares annually. Awards granted under the Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term and number of shares) under the Plan are specified in an award document, and approved by the Company’s compensation committee.

In June 2013, the Company’s stockholders approved the 2013 Employee Stock Purchase Plan, or ESPP, which provides a means by which eligible employees of the Company and certain designated related corporations may be given an opportunity to purchase shares of Common Stock. As of March 31, 2014, there are 2.3 million shares of Common Stock reserved for purchase under the ESPP. The number of shares reserved for purchase under the ESPP increases on January 1 of each calendar year by the lesser of (i) 10% of the total number of shares of Common Stock outstanding on December 31st of the preceding year, or (ii) 200,000 shares of Common Stock. The ESPP allows employees to use up to 15% of their compensation to purchase shares of Common Stock at an amount equal to 85% of the fair market value of the Company’s Common Stock on the offering date or the purchase date, whichever is less.

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

	For the three months ended March 31,
	2014	2013
Risk-free interest rate	1.59%	.93 - 1.00%
Expected dividend yield	0%	0%
Expected life	5 Years	5 - 6 Years
Expected volatility	74.21%	88.54 - 89.60%

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

Income Taxes

No income tax expense was recorded for the three months ended March 31, 2014 and 2013, as the Company does not expect to have taxable income for 2014 and did not have taxable income in 2013. A full valuation allowance has been recorded against the Company’s deferred tax asset.

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

The Company has excluded the following outstanding warrants and options from the calculation of diluted net loss per share because all such securities were antidilutive for the periods presented:

	As of March 31,
Common Equivalent Securities	2014	2013
Warrants	16,444,083	10,377,995
Options	6,124,655	4,966,753

Total	22,568,738	15,344,748

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues for liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. For all periods presented, the Company is not a party to any pending material litigation that is estimable and probable of loss.

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

The following tables represent the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Accrued warrant liability	$—	$—	$1,436,845	$1,436,845

Total liabilities	$—	$—	$1,436,845	$1,436,845

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Liabilities:
Accrued warrant liability	$—	$—	$1,241,311	$1,241,311
Compensatory stock options not yet issued	—	—	309,450	309,450

Total liabilities	$—	$—	$1,550,761	$1,550,761

The Company uses the Black-Scholes model to measure the accrued warrant liability and its accrual for compensatory stock options not yet issued. The following are the assumptions used to measure the accrued warrant liability at March 31, 2014 and December 31, 2013, which were determined in a manner consistent with that described for grants of options to purchase common stock as set forth in Note 2:

	March 31, 2014	December 31, 2013
Stock Price	$0.68	$1.17
Exercise Price	$1.22 - 5.00	$1.60 - 5.00
Term in years	0.46 - 4.80	0.59 - 1.91
Volatility	61.06 - 78.53%	42.52 - 76.03%
Annual rate of quarterly dividends	0%	0%
Discount rate- bond equivalent yield	.06 - 1.64%	.08 - .36%

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 fair value measurements for the three months ended March 31, 2014 and 2013:

	Accrued Warrant Liability	Compensatory Stock Options Not Yet Issued
Balance, December 31, 2013	$1,241,311	$309,450
Issuances	2,283,092	—
Total (gains) or losses, realized and unrealized, included in earnings (1)(2)	(2,087,558)	(21,055)
Settlements	—	(288,395)

Balance, March 31, 2014	$1,436,845	$—

Balance, December 31, 2012	$4,105,659	$—
Total (gains) or losses, realized and unrealized, included in earnings (1)	3,447,723	—
Estimates and other changes in fair value	—	63,641

Balance, March 31, 2013	$7,553,382	$63,641

(1)	Unrealized gains or losses related to the accrued warrant liability were included as change in value of accrued warrant liability. There were no realized gains or losses for the three months ended March 31, 2014 and 2013.
(2)	Expenses recorded for compensatory stock options not yet issued are included in research and development expense and general and administrative expense.

As of March 31, 2014 and December 31, 2013, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.

The Company considers the accrued warrant liability and compensatory stock options not yet issued to be Level 3 because some of the inputs into the measurements are neither directly or indirectly observable. Both the accrued warrant liability and compensatory stock options not yet issued use management’s estimate for the expected term, which is based on the safe harbor method as historical exercise information over the term of each security is not readily available. Additionally, the number of compensatory options awarded involves an estimate of management’s performance in relation to the targets set forth in the Company’s Executive Compensation Plan. The following table summarizes the unobservable inputs into the fair value measurement for the accrued warrant liability as of March 31, 2014:

	March 31, 2014
Description	Fair Value	Valuation Technique	Unobservable Input	Range
Accrued warrant liability	$1,436,845	Black-scholes pricing model	Expected term - Years	0.46 - 4.80

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

4.  Stockholders’ Equity

On January 16, 2014, the Company completed a public offering of 5,737,706 shares of the Company’s common stock at a price of $1.22 per share, resulting in net proceeds of approximately $6.4 million after deducting for placement agent fees and offering expenses. In connection with the offering, the Company issued Series A warrants for 2,868,853 shares of common stock and Series B warrants for 2,868,853 shares of common stock to the purchasers. Each Series A warrant has an exercise price of $1.22 per share, and will become exercisable six months following the date of issuance and expire five years from the date of issuance. Each Series B warrant has an exercise price of $1.22 per share, and will become exercisable six months following the date of issuance and expire 18 months from the date of issuance. In addition to the warrants issued to the purchasers, the Company also issued Series A warrants for an aggregate of 86,066 shares of common stock and Series B warrants for an aggregate of 86,066 shares of common stock to the placement agent as compensation for completing the offering. The warrants to the placement agent have the same terms, including exercise price, as the warrants issued to investors. The offering also triggered a reduction in the exercise price of 4,421,195 of the Company’s warrants from $1.66 to $1.22.

The Series A and B warrants contain provisions that could require the Company to settle the warrants in cash, and accordingly, have been classified as a liability. The fair value of the Series A and B warrants amounted to $2,283,092 and was determined based on the following assumptions using the Black-Scholes valuation model:

March 31, 2014
Stock Price	$1.23
Exercise Price	$1.22
Term in years	0.75 - 2.50
Volatility	43.06 - 79.86%
Annual rate of quarterly dividends	0%
Discount rate- bond equivalent yield	.09 - .58%

The Company has granted options to purchase shares of common stock. The following is a summary of option award activity during the three months ended March 31, 2014:

	Quarter Ended March 31, 2014
	Total Stock Options Outstanding	Weighted Average Exercise Price per Share	Nonvested Stock Options	Weighted Average Grant Date Fair Value per Share
December 31, 2013	5,564,833	$4.14	594,479	$1.50
Granted	696,000	0.68	—	—
Vested	—	—	(36,250)	4.82
Exercised	—	—	—	—
Forfeited, Canceled	(136,178)	2.27	(86,250)	1.43

March 31, 2014	6,124,655	$3.79	471,979	$1.26

The following is a summary of outstanding stock options as of March 31, 2014:

	As of March 31, 2014
	Stock Options Outstanding	Vested Stock Options
Quantity	6,124,655	5,652,676
Weighted-average exercise price	$3.79	$3.97
Weighted Average Remaining Contractual Term (in Years)	6.84	6.66
Intrinsic value	$232	$232

For the three months ended March 31, 2014 and 2013, the Company granted 696,000 and 60,000 stock options, respectively, with a weighted-average grant date fair value of $0.41 and $1.14, respectively. For the three months ended March 31, 2014 and 2013, the total fair value of options vested was $174,658 and $286,809, respectively.

As of March 31, 2014, total compensation cost not yet recognized related to unvested stock options was $271,586. The Company expects to recognize this cost over a weighted average period of approximately 1.05 years.

5.  Warrants

In connection with sales of the Company’s common stock and the issuance of debt instruments, warrants were issued with exercise prices ranging from $1.22 to $5.00. The warrants expire between one and seven years from the date of grant, subject to the terms applicable in the agreement. As of March 31, 2014, the Company had warrants outstanding that are exercisable into 16,444,083 shares of common stock, with a weighted average exercise price of $2.07 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations and other portions of this filing contain forward-looking information that involves risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, and because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and in subsequent filings, including in Item 1A under the heading “Risk Factors” in this Quarterly Report on Form 10-Q. Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, results of our research and development efforts and clinical trials, product demand, market acceptance and other factors discussed below and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2013. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document. You should read this document with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we do not undertake any obligation to publicly update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and in our Annual Report on Form 10-K for the year ended December 31, 2013.

OVERVIEW

We are an innovative biopharmaceutical company seeking to develop first-in-class pharmaceuticals designed to address diseases with significant unmet medical need. Our programs are focused on the implementation of novel pharmacological approaches to control cell death. Our proprietary drug candidates act via unique mechanisms and targets to kill cancer and protect healthy cells. Our lead product candidates are Entolimod, which we are developing as a radiation countermeasure and an oncology drug, and Curaxin CBL0137, our lead oncology product candidate. We also have an additional clinical stage program and multiple innovative projects in different stages of preclinical drug development.

See “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2013, for more information on our product candidates.

Critical Accounting Policies and Significant Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses.

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

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2013. Other than as set forth below, our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of March 31, 2014, we held approximately $1.2 million in accrued expenses primarily related to warrants to purchase common stock, which we classified as Level 3.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue

Revenue decreased from $1.4 million for the three months ended March 31, 2013 to $1.3 million for the three months ended March 31, 2014, representing a decrease of $0.1 million, or 7%. We have received revenues from the U.S. Department of Defense, or DoD; the Ministry of Industry and Trade of the Russian Federation, or MPT; and the Skolkovo Foundation, or Skolkovo. The revenues related to our contracts and grants and differences between the periods are set forth in the following table:

		Three Months Ended March 31,
Funding Source	Program	2014	2013	Variance
DoD	MCS Contract	$23,390	$335,722	$(312,332)
MPT	CBLB612 Pre-clinical (1)	180,211	258,163	(77,952)
MPT	CBLB502 Colorectal Cancer (1)	37,186	—	37,186
DoD	DTRA Contract	—	94,384	(94,384)

		240,787	688,269	(447,482)
Skolkovo	Curaxin research (1)	612,659	504,070	108,589
MPT	Xenomycins Pre-clinical (1)	28,605	175,133	(146,528)
MPT	Mobilan Pre-clinical (1)	452,203	—	452,203

		$1,334,254	$1,367,472	$(33,218)

(1)	The grants received from Russian government entities are denominated in Russian Rubles (RUB). The revenue above was calculated using average exchange rates for the periods presented.

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

				As of March 31, 2014
Funding Source	Program	Total Award Value	Funded Award Value	Cumulative Revenue Recognized	Funded Backlog	Unfunded Backlog
MPT	CBLB612 Pre-clinical (1)	$4,132,272	$2,893,729	$2,134,351	$759,378	$1,238,543
MPT	Entolimod Colorectal Cancer (1)	4,282,603	3,167,354	974,685	2,192,669	1,115,249

		8,414,875	6,061,083	3,109,036	2,952,047	2,353,792
Skolkovo	Curaxin research (1)	4,630,842	4,630,842	4,250,204	380,638	—
MPT	Xenomycins Pre-clinical (1)	4,360,048	3,281,227	2,188,395	1,092,832	1,078,821
MPT	Mobilan Pre-clinical (1)	4,291,070	3,175,821	1,389,702	1,786,119	1,115,249

		$21,696,835	$17,148,973	$10,937,337	$6,211,636	$4,547,862

(1)	The contracts received from Russian government entities are denominated in Russian Rubles (RUB). The contract value above is calculated based on the cumulative revenue recognized to date plus our backlog valued at the March 31, 2014 exchange rate.

Research and Development Expenses

Research and development, or R&D, expenses decreased from $5.3 million for the three months ended March 31, 2013 to $2.4 million for the three months ended March 31, 2014, representing a decrease of $2.9 million, or 55%. Approximately half, or $1.5 million, of this net decrease related to reduced payments to third-party vendors, spread relatively evenly between Entolimod as a radiation countermeasure, Curaxin compounds and Panacela compounds. $1.2 million relates to reduced compensation costs primarily attributable to reduced headcount associated with our transfer of personnel to Buffalo BioLabs, Inc. in the fourth quarter of 2013. Of the $1.2 million in reduced compensation costs, $1.0 million relates to cash compensation costs and $0.2 million relates to non-cash compensation costs. And, $0.2 million relates to reduced facilities and travel costs. The following table sets forth our R&D expenses by drug candidate:

	Three Months Ended March 31,
	2014	2013	Variance
Entolimod for Biodefense Applications	$882,107	$2,315,129	$(1,433,022)
CBLB612	135,719	214,441	(78,722)
Entolimod for Oncology Indications	197,675	210,687	(13,012)

	1,215,501	2,740,257	(1,524,756)
Curaxins	641,209	1,464,899	(823,690)
Panacela product candidates	583,063	1,126,459	(543,396)

Total research & development expenses	$2,439,773	$5,331,615	$(2,891,842)

General and Administrative Expenses

General and administrative, or G&A, costs decreased from $3.5 million for the three months ended March 31, 2013 to $2.4 million for the three months ended March 31, 2014, representing a decrease of $1.1 million, or 31%. This net decrease was primarily due to a reduction of personnel, representing a reduction in compensation expense of $0.7 million. Of the $0.7 million in reduced compensation expense, $0.4 million relates to cash compensation costs and $0.3 million relates to non-cash compensation costs. Additionally, we realized reductions of $0.2 million each for business development and professional fees.

Other Income and Expenses

Other income (expense) increased from $3.3 million of other net expense for the three months ended March 31, 2013 to $1.6 million of other net income for the three months ended March 31, 2014, representing an income increase of $5.0 million, or 149%. $5.5 million of this net increase in income was primarily attributable to changes in the value of our warrant liability, offset by $0.3 million in interest expense associated with loans entered into in the later part of 2013 and $0.2 million in additional foreign exchange losses.

Liquidity and Capital Resources

We have incurred net losses of $137.2 million since inception through March 31, 2014. Historically, we have not generated, and do not expect to generate in the immediate future, revenue from sales of product candidates. Since our founding in 2003, we have funded our operations through a variety of means:

•	Through March 31, 2014, we have raised $114.2 million of net equity capital, including amounts received from the exercise of options and warrants. We have also received $5.8 million in net proceeds from the issuance of long-term debt instruments;

•	DoD and the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services, or BARDA have funded grants and contracts totaling $44.6 million for the development of Entolimod as a radiation countermeasure;

•	Entities affiliated with the Russian Federation have awarded us contracts totaling $21.7 million, through a series of awards of over $4.0 million each. All awards are valued based on revenue recognized to date, with the remaining backlog valued at the March 31, 2014 exchange rate. These contracts include a requirement for us to contribute matching funds, which are satisfied with both the value of developed intellectual property at the time of award, incurred development expenses and future expenses. At March 31, 2014, $17.1 million of the awards were funded; $11.9 million was received, of which $1.1 million remains as deferred revenue. We expect to recognize the remaining funding in 2014 and 2015;

•	We have been awarded $4.0 million in grant and contracts not described above, all of which has been recognized at March 31, 2014;

•	We actively pursue all reasonable domestic and international sources of grant and contract funding for our drug pipeline;

•	Incuron was formed to develop and commercialize our Curaxin product line, namely two compounds CBL0102 and CBL0137. BioProcess Capital Partners, or BCP, committed to contribute up to $16.8 million (based on the current dollar-ruble exchange rate) of funding as development milestones were accomplished. To date, Incuron has received $11.7 million of funding from BCP. BCP’s remaining capital contribution of $5.1 million is due upon completion of certain developmental milestones, which the Company believes will occur in 2014; and

•	Panacela was formed to develop and commercialize five preclinical compounds. Open Joint Stock Company “Rusnano” contributed $9.0 million at formation and has options to contribute up to $17.0 million of additional funding. CBLI contributed $3.0 million plus intellectual property at formation and has an option to contribute additional capital based on agreed-upon terms.

At March 31, 2014, we had cash, cash equivalents and short-term investments of $13.7 million. Of that total, $1.7 million was restricted for the use of our majority-owned subsidiaries, leaving $12.0 million available for general use. Furthermore, Panacela and Biolab 612 had $2.7 million of restricted cash held for performance bonds in connection with their respective MPT grants, which are classified as long-term assets.

Operating Activities

Net cash used in operations decreased by $4.2 million to $2.8 million for the three months ended March 31, 2014 from $7.0 million for the three months ended March 31, 2013. After adjusting for non-cash items, the net loss decreased by $3.0 million, while changes in working capital provided cash and cash equivalents of $1.2 million between the periods.

Investing Activities

Net cash provided by investing activities was $0.0 million for the three months ended March 31, 2014, compared to net cash provided by investing activities of $1.3 million for the three months ended March 31, 2013, representing a decrease of $1.3 million between the periods. This net decrease was due to a decrease of $1.3 million related to the management of our cash and short-term investments.

Financing Activities

Cash flows provided by financing activities increased by $6.4 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Cash flows provided by financing activities was $6.4 million for the three months ended March 31, 2014, wholly attributable to the net proceeds from CBLI’s closing of an equity investment in January 2014.

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

We believe that our existing funds combined with cash flows from existing government grants and contracts will be sufficient to fund our projected operating requirements into the first quarter of 2015, based upon current operating plans and spending assumptions, limited to existing contracts in place. The success of our company is dependent upon commercializing our research and development programs and our ability to obtain adequate future financing. There can be no assurance that we will be able to obtain future financing or, if obtained, what the terms of such future financing may be, or that any amount that we are able to obtain will be adequate to support our working capital requirements until we achieve profitable operations. If we are unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Impact of Inflation

We believe that our results of operations are not dependent upon moderate changes in inflation rates.

Impact of Exchange Rate Fluctuations

From time-to-time, our operations are somewhat dependent upon changes in foreign currency exchange rates, however at March 31, 2014, our foreign currency obligations were not material.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first three months of 2014. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.  Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act as of March 31, 2014. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1.  Legal Proceedings

On February 20, 2014, Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd., two purchasers in the January 2014 sale of securities, brought suit in the U.S. District Court for the Southern District of New York against the Company in an action captioned Sabby Healthcare Volatility Master Fund, Ltd. v. Cleveland BioLabs, Inc., No. 14-cv-1055 (S.D.N.Y.). The plaintiffs allege that the Company misrepresented the state of its funding negotiations with BARDA during the period leading up to the sale of securities in January 2014, and as a result, the plaintiffs were harmed when the Company’s stock price declined following the announcement that BARDA had terminated negotiations with the Company. The complaint asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, as well as claims for fraudulent inducement, breach of contract, and indemnification. The plaintiffs seek $2 million, plus interest, attorney’s fees, and litigation costs.

Item 1A.  Risk Factors

We have marked with an asterisk those risk factors that reflect material changes from the risk factors previously discussed in our Form 10-K for the year ended December 31, 2013.

RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

*We will require substantial additional financing in order to meet our business objectives.

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

As of March 31, 2014, our cash, cash equivalents and short-term investments amounted to $13.7 million. We believe that our existing cash, cash equivalents, and marketable securities will allow us to fund our operating plan into the first quarter of 2015.

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

In addition, it is possible that Hercules Technology II, L.P., or Hercules, could take the position that the decision of BARDA, to terminate negotiations of our proposal constitutes a material adverse effect under our loan and security agreement with Hercules, under which we had $6.6 million in liability as of March 31, 2014, including a $550,000 end of term charge on the loan. Such determination by Hercules could trigger a repayment of all principal and interest due under the loan, as well as the prepayment charge under the loan, unless Hercules waives such event of default.

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

*We have a history of operating losses. We expect to continue to incur losses and may not continue as a going concern.

We have incurred net losses of approximately $1.6 million and $137.2 million for the three months ended March 31, 2014 and since inception, respectively. We expect significant losses to continue for the next few years as we spend substantial sums on the continued research and development of our proprietary product candidates, and there is no certainty that we will ever become profitable as a result of these expenditures. As a result of losses that will continue throughout our development stage, we may exhaust our financial resources and be unable to complete the development of our product candidates.

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

*We may be unable to service our existing debt due to lack of cash flow, which could lead to default.

In September 2013, we entered into a loan and security agreement with Hercules Technology II, L.P., or Hercules, under which we borrowed $6.0 million. The current interest rate is 10.45%, with the initial 12 months of the facility requiring interest only payments and the following 30 months requiring interest and principal payments. The loan matures on January 1, 2017. Since entering into the agreement with Hercules, we have been making monthly interest-only payments to Hercules of approximately $54,000 per month and plan to continue making such payments until November 2014 when our payments will increase to approximately $228,000 per month, with a principal and interest payment of approximately $907,000 due in January 2017. As of March 31, 2014, the outstanding principal owed to Hercules was $6.0 million. Additionally, upon termination of the loan, we will also owe Hercules an end-of-term fee of $550,000. We granted Hercules a first priority security interest in substantially all of our assets, with the exception of our intellectual property, where the security interest is limited to proceeds of intellectual property.

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

Establishing strategic collaborations is difficult and time-consuming. Our discussion with potential collaborators may not lead to the establishment of collaborations on favorable terms, if at all. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position. Even if we successfully establish new collaborations, these relationships may never result in the successful development or commercialization of our product candidates or the generation of sales revenue. In addition, to the extent that we enter into collaborative arrangements, our drug revenues are likely to be lower than if we directly marketed and sold any drugs that we may develop.

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

In addition, a failure of one or more of our clinical trials or animal studies can occur at any stage of testing and such failure could have a material adverse effect on our ability to generate revenue and could require us to reduce the scope of or discontinue our operations. We may experience numerous unforeseen events during, or as a result of, pre-clinical testing and the clinical trial or animal study process that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

•	Regulators or institutional review boards, or IRB, may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site or an institutional animal care and use committee, or IACUC, may not authorize us to commence an animal study at a prospective study site;

•	We may decide, or regulators may require us, to conduct additional pre-clinical testing or clinical trials, or we may abandon projects that we expect to be promising, if our pre-clinical tests, clinical trials or animal efficacy studies produce negative or inconclusive results;

•	We might have to suspend or terminate our clinical trials if the participants are being exposed to unacceptable safety risks;

•	Regulators or IRBs may require that we hold, suspend or terminate clinical development for various reasons, including noncompliance with regulatory requirements or if it is believed that the clinical trials present an unacceptable safety risk to the patients enrolled in our clinical trials;

•	The cost of our clinical trials or animal studies could escalate and become cost prohibitive;

•	Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable;

•	We may not be successful in recruiting a sufficient number of qualifying subjects for our clinical trials or certain animals used in our animal studies or facilities conducting our studies may not be available at the time that we plan to initiate a study;

•	The effects of our product candidates may not be the desired effects, may include undesirable side effects, or the product candidates may have other unexpected characteristics; and

•	Our collaborators that conduct our clinical or pivotal animal studies could go out of business and not be available for FDA inspection when we submit our product for approval.

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

*Our majority-owned subsidiaries have significant non-controlling interest holders and, as such, are not operated solely for our benefit.

As of March 31, 2014, we owned 59.2% of the equity interests in Incuron and 54.6% of the equity interests in Panacela. Additionally, we anticipate that Incuron will receive their last funding tranche from BioProcess Capital Partners in 2014 and that following such investment our ownership interest in Incuron will fall below 50% if we do not invest $3 million of additional funds. Although these subsidiaries are currently majority-owned by us and are consolidated in our results, they have significant non-controlling interest holders, each of which are funds regulated by the Russian Federation government. As such, we share ownership and management of our subsidiaries with one or more parties who may not have the same goals, strategies, priorities, or resources as we do.

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

To date, our product candidates have only been manufactured in quantities sufficient for pre-clinical studies and initial clinical trials. We rely on a single collaborator for production of each of our product candidates. For a variety of reasons, dependence on any single manufacturer may adversely affect our ability to develop and commercialize our product candidates in a timely and competitive basis. In addition, our current contractual arrangements alone may not be sufficient to guarantee that we will be able to procure the needed supplies as we complete clinical development and/or enter commercialization.

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

Other risks associated with our reliance on contract manufacturers include the following:

•	Contract manufacturers may encounter difficulties in achieving volume production, quality control and quality assurance and also may experience shortages in qualified personnel and obtaining active ingredients for our product candidates;

•	If, for any circumstance, we are required to change manufacturers, we could be faced with significant monetary and lost opportunity costs with switching manufacturers. Furthermore, such change may take a significant amount of time. The FDA and foreign regulatory agencies must approve these manufacturers in advance. This requires prior approval of regulatory submissions as well as successful completion of pre-approval inspections to ensure compliance with FDA and foreign regulations and standards;

•	Contract manufacturers are subject to ongoing periodic, unannounced inspection by the FDA and state and foreign agencies or their designees to ensure strict compliance with cGMP and other governmental regulations and corresponding foreign standards. We do not have control over compliance by our contract manufacturers with these regulations and standards. Our contract manufacturers may not be able to comply with cGMP and other FDA requirements or other regulatory requirements outside the United States. Failure of contract manufacturers to comply with applicable regulations could result in delays, suspensions or withdrawal of approvals, seizures or recalls of product candidates and operating restrictions, any of which could significantly and adversely affect our business; and

•	Contract manufacturers may breach the manufacturing agreements that we have with them because of factors beyond our control or may terminate or fail to renew a manufacturing agreement based on their own business priorities at a time that is costly or inconvenient to us.

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

RISKS RELATED TO OUR DEPENDENCE ON U.S. GOVERNMENT CONTRACTS AND GRANTS

*If we are unable to procure additional government funding, we may not be able to fund future R&D and implement technological improvements, which would materially harm our financial conditions and operating results.

Grant and contract revenue from the U.S. government accounted for 1.8% and 31.5% of our revenue for the three months ended March 31, 2014 and 2013, respectively.

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

Our technology may be found in the future to infringe upon the rights of others or be infringed upon by others. In such a case, others may assert infringement claims against us, and should we be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, we might be forced to pay damages, potentially including treble damages, if we are found to have willfully infringed on such parties’ patent rights. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief, which could effectively block our ability to further develop, commercialize and sell products. In addition to any damages we might have to pay, we may be required to obtain licenses from the holders of this intellectual property, enter into royalty agreements, or redesign our products so as not to utilize this intellectual property, each of which may prove to be uneconomical or otherwise impossible. Conversely, we may not always be able to successfully pursue our claims against others that infringe upon our technology and the technology exclusively licensed by us or developed with our collaborative partners. Thus, the proprietary nature of our technology or technology licensed by us may not provide adequate protection against competitors.

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

The manufacture and sale of any products developed by us may involve the use of processes, products or information, the rights to certain of which are owned by others. Although we have obtained exclusive licenses for our product candidates from Cleveland Clinic Foundation, Roswell Park Cancer Institute and Children’s Cancer Institute Australia with regard to the use of patent applications as described above and certain processes, products and information of others, these licenses could be terminated or expire during critical periods and we may not be able to obtain licenses for other rights that may be important to us, or, if obtained, such licenses may not be obtained on commercially reasonable terms. Furthermore, some of our product candidates require the use of technology licensed from multiple third parties, each of which is necessary for the development of such product candidates. If we are unable to maintain and/or obtain licenses, we may have to develop alternatives to avoid infringing upon the patents of others, potentially causing increased costs and delays in product development and introduction or precluding the development, manufacture, or sale of planned products. Additionally, the patents underlying any licenses may not be valid and enforceable. To the extent any products developed by us are based on licensed technology, royalty payments on the licenses will reduce our gross profit from such product sales and may render the sales of such products uneconomical.

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

We have limited experience in filing and prosecuting regulatory applications to obtain marketing approval from the FDA or other regulatory authorities. The loss of services of one or more of our key employees or consultants could have a negative impact on our business or our ability to expand our research, development and clinical programs. We depend on our scientific and clinical collaborators and advisors, all of whom have outside commitments that may limit their availability to us. In addition, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled scientific, managerial and marketing personnel, particularly as we expand our activities in clinical trials, the regulatory approval process, external partner solicitations and sales and manufacturing. We routinely enter into consulting agreements with our scientific and clinical collaborators and advisors, opinion leaders and heads of academic departments in the ordinary course of our business. We also enter into contractual agreements with physicians and institutions who recruit patients into our clinical trials on our behalf in the ordinary course of our business. In addition, as a result of our 2013 corporate restructuring and workforce reductions, we may face additional challenges in retaining our existing senior management and key employees and recruiting new employees to join our company, as our business needs change. We face significant competition for this type of personnel and for employees from other companies, research and academic institutions, government entities and other organizations. We cannot predict our success in hiring or retaining the personnel we require for continued growth.

We may be subject to damages resulting from claims that we, our employees, or our consultants have wrongfully used or disclosed alleged trade secrets of their former employers,

We engage as employees and consultants individuals who were previously employed at other biotechnology or pharmaceutical companies, including at competitors or potential competitors. Although no claims against us are currently pending, we may become subject to claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and distract management.

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

RISKS RELATING TO OUR SECURITIES

*The price of our common stock has been and could remain volatile, which may in turn expose us to securities litigation.

The market price of our common stock has historically experienced and may continue to experience significant volatility. From first quarter 2013 through first quarter 2014, the market price of our common stock, which is listed on the NASDAQ Capital Market, fluctuated from a high of $2.28 per share in the first quarter of 2013 to a low of $0.63 in the first quarter of 2014. Additionally, since December 2013 our stock has further fluctuated to a low of $0.63 per share. The listing of our common stock on the NASDAQ Capital Market does not assure that a meaningful, consistent and liquid trading market will exist, and in recent years, the market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility in addition to volatility caused by the occurrence of industry and company specific events. Factors that could cause fluctuations include, but are not limited to, the following:

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

*Issuance of additional equity may adversely affect the market price of our stock.

We are currently authorized to issue 160,000,000 shares of common stock and 10,000,000 of preferred stock. As of March 31, 2014, 50,942,798 shares of our common stock were issued and outstanding and we had issued warrants to purchase 16,444,083 shares and had granted 6,124,655 options. To the extent the shares of common stock are issued or options and warrants are exercised, holders of our common stock will experience dilution.

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

In February 2014, a new law came into force amending the Russian Constitution and merging the Higher Arbitrary court with the Higher Court, creating a new Higher Court. As of the date of this report, the new Higher Court is in the process of being established. We cannot predict the effect of this merger on judicial practice and the Russian judicial system.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In January 2014, in connection with our public offering, we issued to the placement agent and its affiliates warrants to purchase an aggregate of 172,132 shares of our common stock with an exercise price of $1.22 per share. The Company issued the warrants in reliance on the exemption from registration provided for under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company relied on the exemption from registration provided for under Section 4(2) of the Securities Act based in part on the representations made by the placement agent, including the representations with respect to the placement agent’s investment intent with respect to the warrants and the underlying shares of common stock. The placement agent had adequate access, through its relationship with us, to information about us.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a) The following exhibits are included as part of this report:

Exhibit Number	Description of Document

4.1	Form of Series A/B Warrant to Purchase Common Stock (Incorporated by reference to Form 8-K filed on January 15, 2014)

10.1	Letter Agreement, dated January 9, 2014, by and among Cleveland BioLabs, Inc. and H.C. Wainwright & Co., LLC (Incorporated by reference to Form 8-K filed on January 15, 2014)

10.2	Securities Purchase Agreement, dated January 14, 2014, by and among Cleveland BioLabs, Inc. and the Purchasers set forth therein (Incorporated by reference to Form 8-K filed on January 15, 2014)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Yakov Kogan.

31.2	Rule 13a-14(a)/15d-14(a) Certification of C. Neil Lyons.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.1	The following information from CBLI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the Three Months ended March 31, 2014 and 2013; (v) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2014; and (vi) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated: May 12, 2014	By:	/s/ YAKOV KOGAN
Yakov Kogan Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2014	By:	/s/ C. NEIL LYONS
C. Neil Lyons Chief Financial Officer (Principal Financial Officer)