Form 10-Q
period 2014-06-30
CLEVELAND BIOLABS INC
filed 2014-08-11
CIK 1318641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 11, 2014, there were 57,110,198 shares outstanding of registrant’s common stock, par value $0.005 per share.

CLEVELAND BIOLABS INC. AND SUBSIDIARIES

10-Q

August 11, 2014

In this report, except as otherwise stated or the context otherwise requires, the terms “Cleveland BioLabs” and “CBLI” refer to Cleveland BioLabs, Inc., but not its consolidated subsidiaries and “the Company,” “we,” “us” and “our” refer to Cleveland BioLabs, Inc. together with its consolidated subsidiaries. Our common stock, par value $0.005 per share, is referred to as “common stock.”

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,103,596	$10,048,466
Short-term investments	—	305,538
Accounts receivable	392,696	458,391
Other current assets	477,339	344,386

Total current assets	11,973,631	11,156,781
Equipment, net	335,230	457,912
Restricted cash	2,843,413	2,921,724
Other long-term assets	74,663	159,224

Total assets	$15,226,937	$14,695,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$719,637	$794,397
Accrued expenses	2,122,690	2,445,446
Deferred revenue	744,500	1,069,438
Accrued warrant liability	1,024,720	1,241,311
Current portion of notes payable	481,903	351,527
Current portion of capital lease obligation	50,827	83,634

Total current liabilities	5,144,277	5,985,753
Noncurrent portion of capital lease obligation	—	7,522
Long-term debt	3,634,034	7,121,388
Commitments and contingencies	—	—

Total liabilities	8,778,311	13,114,663
Stockholders’ equity:
Preferred stock, $.005 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $.005 par value; 160,000,000 shares authorized, 57,110,198 and 45,182,114 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	285,551	225,911
Additional paid-in capital	134,201,257	125,508,471
Accumulated other comprehensive income	236,497	307,339
Accumulated deficit	(141,111,199)	(135,564,666)

Total Cleveland BioLabs, Inc. stockholders’ deficit	(6,387,894)	(9,522,945)
Noncontrolling interest in stockholders’ equity	12,836,520	11,103,923

Total stockholders’ equity	6,448,626	1,580,978

Total liabilities and stockholders’ equity	$15,226,937	$14,695,641

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Grants and contracts	$562,087	$1,613,262	$1,896,341	$2,980,734
Operating expenses:
Research and development	2,324,223	5,373,029	4,763,996	10,704,644
General and administrative	2,250,368	3,016,851	4,663,911	6,500,223

Total operating expenses	4,574,591	8,389,880	9,427,907	17,204,867

Loss from operations	(4,012,504)	(6,776,618)	(7,531,566)	(14,224,133)
Other income (expense):
Interest and other income (expense)	(623,786)	47,809	(941,708)	127,765
Foreign exchange gain (loss)	92,594	46,776	(59,177)	74,910
Change in value of warrant liability	412,125	2,795,612	2,499,683	(652,111)

Total other income (expense)	(119,067)	2,890,197	1,498,798	(449,436)

Net loss	(4,131,571)	(3,886,421)	(6,032,768)	(14,673,569)

Net loss attributable to noncontrolling interests	170,410	844,310	486,235	1,867,135

Net loss attributable to Cleveland BioLabs, Inc.	$(3,961,161)	$(3,042,111)	$(5,546,533)	$(12,806,434)

Net loss available to common stockholders per share of common stock, basic and diluted	$(0.08)	$(0.07)	$(0.11)	$(0.29)

Weighted average number of shares used in calculating net loss per share, basic and diluted	51,891,629	44,948,591	50,935,194	44,887,920

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net loss including noncontrolling interests	$(4,131,571)	$(3,886,421)	$(6,032,768)	$(14,673,569)
Other comprehensive loss
Foreign currency translation adjustment	199,052	(282,622)	(92,414)	(440,069)

Comprehensive loss including noncontrolling interests	(3,932,519)	(4,169,043)	(6,125,182)	(15,113,638)
Comprehensive loss attributable to noncontrolling interests	90,531	961,118	507,807	2,049,198

Comprehensive loss attributable to Cleveland BioLabs, Inc.	$(3,841,988)	$(3,207,925)	$(5,617,375)	$(13,064,440)

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling
	Common Stock
	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Total
Balance at January 1, 2014	45,182,114	$225,911	$125,508,471	$307,339	$(135,564,666)	$11,103,923	$1,580,978
Stock based compensation	—	—	476,441	—	—	—	476,441
Issuance of shares for compensation	22,978	115	15,510	—	—	—	15,625
Issuance of common stock, net of offering costs of $697,882	11,905,106	59,525	9,742,593	—	—	—	9,802,118
Allocation of equity proceeds to fair value of warrants	—	—	(2,216,593)	—	—	—	(2,216,593)
Noncontrolling interest capital contribution	—	—	674,835	—	—	2,240,404	2,915,239
Net loss	—	—	—	—	(5,546,533)	(486,235)	(6,032,768)
Foreign currency translation	—	—	—	(70,842)	—	(21,572)	(92,414)

Balance at June 30, 2014	57,110,198	$285,551	$134,201,257	$236,497	$(141,111,199)	$12,836,520	$6,448,626

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(6,032,768)	$(14,673,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	107,958	189,840
Amortization	578,513	—
Loss on equipment disposal	24,685	—
Noncash compensation	182,617	1,122,857
Warrant issuance costs	171,116	—
Change in value of warrant liability	(2,499,683)	652,111
Changes in operating assets and liabilities:
Accounts receivable	76,532	(1,155,910)
Other current assets	(132,834)	303,845
Other long-term assets	15,879	(16,801)
Accounts payable	(47,251)	(322,004)
Deferred revenue	(284,847)	(661,811)
Accrued expenses	114,081	437,647

Net cash used in operating activities	(7,726,002)	(14,123,795)
Cash flows from investing activities:
Sale of short-term investments	285,881	2,256,834
Purchase of equipment	(10,803)	(85,800)

Net cash provided by investing activities	275,078	2,171,034
Cash flows from financing activities:
Issuance of common stock, net of offering costs	9,697,501	—
Repayment of long-term debt	(4,000,000)	—
Noncontrolling interest capital contribution to Incuron, LLC	2,915,239	—
Exercise of options	—	12,392
Repayment of capital lease obligation	(40,329)	(40,568)

Net cash provided by (used in) financing activities	8,572,411	(28,176)
Effect of exchange rate change on cash and equivalents	(66,357)	(425,749)

Increase (decrease) in cash and cash equivalents	1,055,130	(12,406,686)
Cash and cash equivalents at beginning of period	10,048,466	25,652,083

Cash and cash equivalents at end of period	$11,103,596	$13,245,397

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$360,642	$12,714
Supplemental schedule of noncash financing activities:
Noncash financing costs on common stock offering	$50,505	$—
Noncash warrant issuance costs	$15,993	$—

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Description of Business

Cleveland BioLabs, Inc., or CBLI, or the Company, is an innovative biopharmaceutical company seeking to develop first-in-class pharmaceuticals designed to address diseases with significant unmet medical need. Our lead product candidates are entolimod, which we are developing for a biodefense indication and as an oncology drug, and Curaxin CBL0137, our lead oncology product candidate. We conduct business in the United States and in the Russian Federation through several legal entities, some of which are majority-owned in collaboration with financial partners.

CBLI was incorporated in Delaware in June 2003 and is headquartered in Buffalo, New York. As of June 30, 2014, CBLI had one wholly-owned operating subsidiary, BioLab 612, LLC, or BioLab 612, which began operations in 2012 and two majority-owned operating subsidiaries, Incuron, LLC, or Incuron, and Panacela Labs, Inc., or Panacela, which were formed in 2010 and 2011, respectively. Additionally, Panacela had a wholly-owned operating subsidiary, Panacela Labs, LLC.

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

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of June 30, 2014, along with its results of operations for the three and six month periods ended June 30, 2014 and 2013 and cash flows for the six month periods ended June 30, 2014 and 2013. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

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

Cash and Cash Equivalents

Of the $11.1 million and $10.0 million of cash and cash equivalents at June 30, 2014 and December 31, 2013, respectively, $0.0 million and $3.5 million, respectively, consisted of highly liquid investments with maturities of 90 days or less when purchased. These investments consist of commercial paper, short-term debt securities, time deposits and investments in money market funds with commercial banks and financial institutions. As of June 30, 2014, $3.4 million of the Company’s cash and cash equivalents was restricted to the use of its majority-owned subsidiaries, leaving $7.7 million available for general use.

Significant Customers and Accounts Receivable

Grant and contract revenue from the U.S. government accounted for 0% and 1.2% of total revenue for the three and six months ended June 30, 2014, respectively, and 37.7% and 34.8% of total revenue for the three and six months ended June 30, 2013, respectively. Grant and contract revenue received by the Company’s subsidiaries from Russian government agencies accounted for 100% and 98.8% of total revenues for the three and six months ended June 30, 2014, respectively, and 62.3% and 65.2% of total revenues for the three and six months ended June 30, 2013, respectively. Although the Company anticipates ongoing U.S. and Russian government contract and grant revenue, there is no guarantee that these revenue streams will continue in the future.

Accounts receivable consist of amounts due under reimbursement contracts with certain government and foreign entities. The Company extends unsecured credit to customers under normal trade agreements, which generally require payment within 30 days.

Management estimates an allowance for doubtful accounts that is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections. There were no allowances for doubtful accounts as of June 30, 2014 and December 31, 2013, as the collection history from the Company’s customers indicated that collection was probable.

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

Accounting for Stock-Based Compensation

The 2006 Equity Incentive Plan, as amended, or the Plan, authorizes CBLI to grant (i) options to purchase common stock, (ii) restricted or unrestricted stock units, and (iii) stock appreciation rights, so long as the exercise or grant price of each are at least equal to the fair market value of the stock on the date of grant. As of June 30, 2014, an aggregate of 10.0 million shares of common stock were authorized for issuance under the Plan, of which a total of approximately 1.5 million shares of common stock remained available for future awards. A single participant cannot be awarded more than 400,000 shares annually. Awards granted under the Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term and number of shares) under the Plan are specified in an award document, and approved by the Company’s compensation committee.

In June 2013, the Company’s stockholders approved the 2013 Employee Stock Purchase Plan, or ESPP, which provides a means by which eligible employees of the Company and certain designated related corporations may be given an opportunity to purchase shares of Common Stock. As of June 30, 2014, there are 2.3 million shares of Common Stock reserved for purchase under the ESPP. The number of shares reserved for purchase under the ESPP increases on January 1 of each calendar year by the lesser of: (i) 10% of the total number of shares of Common Stock outstanding on December 31st of the preceding year, or (ii) 200,000 shares of Common Stock. The ESPP allows employees to use up to 15% of their compensation to purchase shares of Common Stock at an amount equal to 85% of the fair market value of the Company’s Common Stock on the offering date or the purchase date, whichever is less.

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

	For the six months ended June 30,
	2014	2013
Risk-free interest rate	1.59 - 1.98%	0.02 - 1.92%
Expected dividend yield	0%	0%
Expected life	5 - 6 Years	5 - 7.3 Years
Expected volatility	71.24 - 77.99%	80.71 - 89.66%

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

Income Taxes

No income tax expense was recorded for the three and six months ended June 30, 2014 and 2013, as the Company does not expect to have taxable income for 2014 and did not have taxable income in 2013. A full valuation allowance has been recorded against the Company’s deferred tax asset.

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

The Company has excluded the following outstanding warrants and options from the calculation of diluted net loss per share because all such securities were antidilutive for the periods presented:

	As of June 30,
Common Equivalent Securities	2014	2013
Warrants	20,614,204	10,377,995
Options	6,224,107	5,683,944

Total	26,838,311	16,061,939

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

The following tables represent the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Accrued warrant liability	$—	$—	$1,024,720	$1,024,720

Total liabilities	$—	$—	$1,024,720	$1,024,720

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Liabilities:
Accrued warrant liability	$—	$—	$1,241,311	$1,241,311
Compensatory stock options not yet issued	—	—	309,450	309,450

Total liabilities	$—	$—	$1,550,761	$1,550,761

The Company uses the Black-Scholes model to measure the accrued warrant liability and its accrual for compensatory stock options not yet issued. The following are the assumptions used to measure the accrued warrant liability at June 30, 2014 and December 31, 2013, which were determined in a manner consistent with that described for grants of options to purchase common stock as set forth in Note 2:

	June 30, 2014	December 31, 2013
Stock Price	$0.48	$1.17
Exercise Price	$0.505 - 5.00	$1.60 - 5.00
Term in years	0.34 - 4.54	0.59 - 1.91
Volatility	61.15 - 82.14%	42.52 - 76.03%
Annual rate of quarterly dividends	0%	0%
Discount rate- bond equivalent yield	.04 - 1.45%	.08 - .36%

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 fair value measurements for the six months ended June 30, 2014 and 2013:

	Three months ended June 30, 2014		Six months ended June 30, 2014
	Accrued Warrant Liability	Compensatory Stock Options Not Yet Issued	Accrued Warrant Liability	Compensatory Stock Options Not Yet Issued
Beginning balance	$1,436,845	$—	$1,241,311	$309,450
Issuances	—	—	2,283,092	—
Total (gains) or losses, realized and unrealized, included in earnings (1)(2)	(412,125)	—	(2,499,683)	(21,055)
Settlements	—	—	—	(288,395)

Balance, June 30, 2014	$1,024,720	$—	$1,024,720	$—

	Three months ended June 30, 2013		Six months ended June 30, 2013
	Accrued Warrant Liability	Compensatory Stock Options Not Yet Issued	Accrued Warrant Liability	Compensatory Stock Options Not Yet Issued
Beginning balance	$7,553,382	$63,641	$4,105,659	$—
Total (gains) or losses, realized and unrealized, included in earnings (1)	(2,795,612)	—	652,111	—
Estimates and other changes in fair value (2)	—	197	—	63,838

Balance, June 30, 2013	$4,757,770	$63,838	$4,757,770	$63,838

(1)	Unrealized gains or losses related to the accrued warrant liability were included as change in value of accrued warrant liability. There were no realized gains or losses for the three months ended June 30, 2014 and 2013.
(2)	Expenses recorded for compensatory stock options not yet issued are included in research and development expense and general and administrative expense.

As of June 30, 2014 and December 31, 2013, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.

The Company considers the accrued warrant liability and compensatory stock options not yet issued to be Level 3 because some of the inputs into the measurements are neither directly or indirectly observable. Both the accrued warrant liability and compensatory stock options not yet issued use management’s estimate for the expected term, which is based on the safe harbor method as historical exercise information over the term of each security is not readily available. Additionally, the number of compensatory options awarded involves an estimate of management’s performance in relation to the targets set forth in the Company’s Executive Compensation Plan. The following table summarizes the unobservable inputs into the fair value measurement for the accrued warrant liability as of June 30, 2014:

	June 30, 2014
Description	Fair Value	Valuation Technique	Unobservable Input	Range
Accrued warrant liability	$1,024,720	Black-scholes pricing model	Expected term - Years	0.34 - 4.54

Management believes the value of both the accrued warrant liability and compensatory stock options is more sensitive to a change in the Company’s stock price at the end of the respective reporting period as opposed to a change in one of the unobservable inputs described above.

The carrying amounts of the Company’s short-term financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short maturities.

4.  Debt

On September 30, 2013, the Company entered into a Loan and Security Agreement with Hercules Technology II, L.P. and borrowed $6.0 million (the “Hercules Loan”). In addition to interest and principle payments, the Hercules Loan requires payment of $550,000 at maturity, or upon full repayment if sooner, (the “End-of-Term Fee”). In June 2014, CBLI repaid $4.0 million of the Hercules Loan using net proceeds of $3.3 million from a sale of equity more fully discussed in Note 5, along with $0.7 million of the Company’s cash. A 3% prepayment penalty was waived. The following schedule shows the remaining principal payments due under the Hercules Loan ($2.0 million as of June 30, 2014) for each of the twelve month periods commencing July 1, along with the End-of-Term Fee:

June 30,
2015	$481,903
2016	788,877
2017	1,279,220
2018	—
2019	—
Thereafter	—

$2,550,000

5.  Stockholders’ Equity

On June 20, 2014, the Company completed a sale of units that were immediately separable into an aggregate of 6,167,400 shares of the Company’s common stock and warrants to purchase up to 3,083,700 additional shares of the Company’s common stock issuable upon the exercise of a warrant. Each unit was sold for $0.5675, which qualified as an “at market” transaction as determined by NASDAQ, resulting in net proceeds of approximately $3.3 million after deducting for placement agent fees and offering expenses. In connection with the sale, the Company issued Series J warrants for 3,083,700 shares of common stock to the purchasers, and 26,432 Series J warrants to the placement agent. Each Series J warrant has an exercise price of $0.56 per share, and will expire five years from the date of issuance. The sale also triggered a reduction in the exercise price 4,577,444 of the Company’s warrants to $0.505.

On January 16, 2014, the Company completed a public offering of 5,737,706 shares of the Company’s common stock at a price of $1.22 per share, resulting in net proceeds of approximately $6.4 million after deducting for placement agent fees and offering expenses. In connection with the offering, the Company issued Series A warrants for 2,868,853 shares of common stock and Series B warrants for 2,868,853 shares of common stock to the purchasers. Each Series A warrant has an exercise price of $1.22 per share, and will become exercisable six months following the date of issuance and expire five years from the date of issuance. Each Series B warrant has an exercise price of $1.22 per share, and will become exercisable six months following the date of issuance and expire 18 months from the date of issuance. In addition to the warrants issued to the purchasers, the Company also issued Series A warrants for an aggregate of 86,066 shares of common stock and Series B warrants for an aggregate of 86,066 shares of common stock to the placement agent as compensation for completing the offering. The warrants to the placement agent have the same terms, including exercise price, as the warrants issued to investors. The offering also triggered a reduction in the exercise price of 4,421,195 of the Company’s warrants to $1.22.

The Series A and B warrants contain provisions that could require the Company to settle the warrants in cash, and accordingly, have been classified as a liability. The fair value of the Series A and B warrants amounted to $2,283,092 and was determined based on the following assumptions using the Black-Scholes valuation model:

June 30, 2014
Stock Price	$1.23
Exercise Price	$1.22
Term in years	0.75 - 2.50
Volatility	43.06 - 79.86%
Annual rate of quarterly dividends	0%
Discount rate- bond equivalent yield	.09 - .58%

The Company has granted options to purchase shares of common stock. The following is a summary of option award activity during the six months ended June 30, 2014:

	Six Months Ended June 30, 2014
	Total Stock Options Outstanding	Weighted Average Exercise Price per Share	Nonvested Stock Options	Weighted Average Grant Date Fair Value per Share
December 31, 2013	5,564,833	$4.14	594,479	$1.50
Granted	991,000	0.62	48,750	0.50
Vested	—	—	(62,500)	3.21
Exercised	—	—	—	—
Forfeited, Canceled	(331,726)	3.27	(113,750)	1.45

June 30, 2014	6,224,107	$3.63	466,979	$1.16

The following is a summary of outstanding stock options as of June 30, 2014:

	As of June 30, 2014
	Stock Options Outstanding	Vested Stock Options
Quantity	6,224,107	5,757,128
Weighted-average exercise price	$3.63	$3.80
Weighted Average Remaining Contractual Term (in Years)	6.73	6.56
Intrinsic value	$—	$—

For the six months ended June 30, 2014 and 2013, the Company granted 991,000 and 863,604 stock options, respectively, with a weighted-average grant date fair value of $0.38 and $1.22, respectively. For the six months ended June 30, 2014 and 2013, the total fair value of options vested was $200,658 and $681,599, respectively.

As of June 30, 2014, total compensation cost not yet recognized related to unvested stock options was $199,530. The Company expects to recognize this cost over a weighted average period of approximately 1.00 years.

6.  Warrants

In connection with sales of the Company’s common stock and the issuance of debt instruments, warrants were issued with exercise prices ranging from $0.505 to $5.00. The warrants expire between one and seven years from the date of grant, subject to the terms applicable in the agreement. As of June 30, 2014, the Company had warrants outstanding that are exercisable up to 20,614,214 shares of common stock, with a weighted average exercise price of $1.66 per share.

7.  Noncontrolling Interests

On June 20, 2014, Bioprocess Capital Ventures (“BCV”), the noncontrolling interest holder in Incuron, contributed 100.0 million Russian rubles (approximately $2.9 million) to Incuron, which increased its ownership interest from 40.78% to 46.06% and decreased CBLI’s ownership percentage from 59.22% to 53.94%. The effect of the changes in CBLI ownership interest in Incuron on CBLI’s equity is shown on the consolidated statement of stockholders’ equity. On August 1, 2014, BCV contributed approximately 80 million Russian rubles (approximately $2.3 million) to Incuron which increased its ownership interest from 46.06% to 53.04%. Effective August 1, 2014, CBLI will no longer consolidate Incuron but will account for its ownership interest using the equity method of accounting.

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

OVERVIEW

We are an innovative biopharmaceutical company seeking to develop first-in-class pharmaceuticals designed to address diseases with significant unmet medical need. Our programs are focused on the implementation of novel pharmacological approaches to control cell death. Our proprietary drug candidates act via unique mechanisms and targets to kill cancer and protect healthy cells. Our lead product candidates are entolimod, which we are developing for a biodefense indication and as an oncology drug, and Curaxin CBL0137, our lead oncology product candidate. We also have an additional clinical stage program and multiple innovative projects in different stages of preclinical drug development.

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

As of June 30, 2014, we held approximately $1.0 million in accrued expenses primarily related to warrants to purchase common stock, which we classified as Level 3.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenue

Revenue decreased from $1.6 million for the three months ended June 30, 2013 to $0.6 million for the three months ended June 30, 2014, representing a decrease of $1.0 million, or 65%. We have received revenues from the United States Department of Defense, or DoD, The Ministry of Industry and Trade of the Russian Federation, or MPT, and the Skolkovo Foundation, or Skolkovo. The revenues related to our contracts and grants and differences between the periods are set forth in the following table:

		Three Months Ended June 30,
Funding Source	Program	2014	2013	Variance
DoD	MCS Contract	$—	$335,722	$(335,722)
MPT	CBLB612 Pre-clinical (1)	(82,572)	404,626	(487,198)
MPT	Entolimod Colorectal Cancer (1)	87,143	—	87,143
DoD	DTRA Contract	—	272,272	(272,272)

		4,571	1,012,620	(1,008,049)
Skolkovo	Curaxin research (1)	388,111	401,043	(12,932)
MPT	Xenomycins Pre-clinical (1)	—	199,599	(199,599)
MPT	Mobilan Pre-clinical (1)	169,405	—	169,405

		$562,087	$1,613,262	$(1,051,175)

(1)	The grants received from Russian government entities are denominated in Russian Rubles (RUB). The revenue above was calculated using average exchange rates for the periods presented.

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

				As of June 30, 2014
Funding Source	Program	Total Award Value	Funded Award Value	Cumulative Revenue Recognized	Funded Backlog	Unfunded Backlog
MPT	CBLB612 Pre-clinical (1)	$4,257,806	$2,943,527	$2,051,779	$891,748	$1,314,279
MPT	Entolimod Colorectal Cancer (1)	4,481,333	3,297,887	1,061,828	2,236,059	1,183,446

		8,739,139	6,241,414	3,113,607	3,127,807	2,497,725
MPT	Xenomycins Pre-clinical (1)	4,492,844	3,348,053	2,188,395	1,159,658	1,144,791
MPT	Mobilan Pre-clinical (1)	4,461,590	3,278,144	1,559,107	1,719,037	1,183,446

		$17,693,573	$12,867,611	$6,861,109	$6,006,502	$4,825,962

(1)	Indicates contracts received from Russian government entities are denominated in Russian Rubles (RUB). The contract values above are calculated based on the cumulative revenue recognized to date plus our backlog valued at the June 30, 2014 exchange rate.

Research and Development Expenses

Research and development, or R&D, expenses decreased from $5.4 million for the three months ended June 30, 2013 to $2.3 million for the three months ended June 30, 2014, representing a decrease of $3.1 million, or 57%. $1.6 million of this net decrease related to reduced utilization of third-party vendors including, an $800,000 reduction for entolimod for a biodefense indication, a $200,000 increase for entolimod for oncology indications, with the $1 million balance in reduced expenses spread relatively evenly between CBLB612, Curaxin compounds, and Panacela compounds. In addition, compensation expenses were reduced by $1.2 million primarily attributable to personnel transferred to Buffalo BioLabs, LLC in the fourth quarter of 2013. Of the $1.2 million in reduced compensation expenses, $1.1 million relates to cash compensation and $0.1 million relates to non-cash compensation. $0.3 million of the decrease in R&D expenses related to reduced facilities and travel costs. The following table sets forth our R&D expenses by drug candidate:

	Three Months Ended June 30,
	2014	2013	Variance
Entolimod for Biodefense Applications	$1,067,053	$2,735,190	$(1,668,137)
CBLB612	60,117	573,572	(513,455)
Entolimod for Oncology Indications	402,410	40,144	362,266

	1,529,580	3,348,906	(1,819,326)
Curaxins	515,637	1,231,592	(715,955)
Panacela product candidates	279,006	792,532	(513,526)

Total research & development expenses	$2,324,223	$5,373,029	$(3,048,806)

General and Administrative Expenses

General and administrative, or G&A, expenses decreased from $3.0 million for the three months ended June 30, 2013 to $2.3 million for the three months ended June 30, 2014, representing a decrease of $0.7 million, or 23%. The decrease was primarily due to a reduction of personnel and consultants. Of the $0.7 million in reduced expense, $0.5 million relates to cash compensation and $0.2 million relates to non-cash compensation.

Other Income and Expenses

Other income (expense) decreased from $2.9 million of other net income for the three months ended June 30, 2013 to $0.1 million of other net expense for the three months ended June 30, 2014, representing an expense increase of $3.0 million, or 104%. $2.4 million of this net expense increase was attributable to changes in the value of our warrant liability, and $0.6 million related to interest expenses associated with our loan form Hercules entered into on September 30, 2013. Of note, $0.4 million of the interest expense related to a one-time, non-cash, debt extinguishment charge associated with the $4.0 million principal payment more fully described in Note 4 to the consolidated financial statements.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenue

Revenue decreased from $3.0 million for the six months ended June 30, 2013 to $1.9 million for the six months ended June 30, 2014, representing a decrease of $1.1 million, or 36%. We have received revenues from DoD, MPT, and Skolkovo. The revenues related to our contracts and grants and differences between the periods are set forth in the following table:

		Six Months Ended June 30,
Funding Source	Program	2014	2013	Variance
DoD	MCS Contract	$23,390	$671,444	$(648,054)
MPT	CBLB612 Pre-clinical (1)	97,639	662,789	(565,150)
MPT	Entolimod Colorectal Cancer (1)	124,329	—	124,329
DoD	DTRA Contract	—	366,656	(366,656)

		245,358	1,700,889	(1,455,531)
Skolkovo	Curaxin research (1)	1,000,770	905,113	95,657
MPT	Xenomycins Pre-clinical (1)	28,605	374,732	(346,127)
MPT	Mobilan Pre-clinical (1)	621,608	—	621,608

		$1,896,341	$2,980,734	$(1,084,393)

(1)	The grants received from Russian government entities are denominated in Russian Rubles (RUB). The revenue above was calculated using average exchange rates for the periods presented.

Research and Development Expenses

R&D expenses decreased from $10.7 million for the six months ended June 30, 2013 to $4.8 million for the six months ended June 30, 2014, representing a decrease of $5.9 million, or 55%. $3.0 million of this net decrease was related to reduced utilization of third-party vendors including a $1.6 million reduction for entolimod for a biodefense indication, a $300,000 increase for entolimod for oncology indications, an $0.8 million reduction for Curaxin compounds, with the $0.9 million balance in reduced expenses spread relatively evenly between CBLB612 and Panacela compounds. In addition, compensation expenses were reduced by $2.5 million primarily attributable to personnel transferred to Buffalo BioLabs, LLC in the fourth quarter of 2013. Of the $2.5 million in reduced compensation expenses, $2.2 million relates to cash compensation expenses and $0.3 million relates to non-cash compensation expenses. $0.4 million of this net decrease in R&D expenses related to reduced facilities and travel costs. The following table sets forth our R&D costs by drug candidate:

	Six months Ended June 30,
	2014	2013	Variance
Entolimod for Biodefense Applications	$1,949,160	$5,050,319	$(3,101,159)
CBLB612	195,836	788,013	(592,177)
Entolimod for Oncology Indications	600,085	250,830	349,255

	2,745,081	6,089,162	(3,344,081)
Curaxins	1,156,846	2,696,491	(1,539,645)
Panacela product candidates	862,069	1,918,990	(1,056,921)

Total research & development expenses	$4,763,996	$10,704,644	$(5,940,648)

General and Administrative Expenses

G&A expenses decreased from $6.5 million for the six months ended June 30, 2013 to $4.7 million for the six months ended June 30, 2014, representing a decrease of $1.8 million, or 28%. This net decrease was primarily due to a reduction of personnel and consultants, representing a reduction in compensation expense of $1.2 million, split evenly between cash and non-cash compensation. Of the $1.2 million in reduced compensation expense, $0.6 million in reduced G&A expenses relates to non-cash compensation. $0.6 million in reduced G&A expenses relates to net reductions in professional fees and travel costs.

Other Income and Expenses

Other income (expense) decreased from $0.4 million of other net expense for the six months ended June 30, 2013 to $1.5 million of other net income for the six months ended June 30, 2014, representing an income increase of $1.9 million, or 435%. This net increase in income is comprised of $3.1 million in income attributable to non-cash changes in the value of our warrant liability, offset by $1.1 million in interest expense associated with our loan form Hercules entered into on September 30, 2013 and $0.1 million in foreign exchange losses. Of note, $0.4 million of interest expense related to a one-time, non-cash debt extinguishment charge associated with $4.0 million principal payment repayment more fully described in Note 4 to the consolidated financial statements.

Liquidity and Capital Resources

We have incurred net losses of $141.1 million since inception through June 30, 2014. Historically, we have not generated, and do not expect to generate in the immediate future, revenue from sales of product candidates. Since our founding in 2003, we have funded our operations through a variety of means:

•	Through June 30, 2014, we have raised $117.5 million of net equity capital, including amounts received from the exercise of options and warrants. We have also received $5.8 million in net proceeds from the issuance of long-term debt instruments.

•	DoD and the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services, or BARDA, have funded grants and contracts totaling $44.6 million for the development of entolimod for biodefense indication;

•	Since 2012, entities affiliated with the Russian Federation have awarded us contracts totaling $22.3 million, through a series of awards of over $4.0 million each. All awards are valued based on revenue recognized to date, with the remaining backlog valued at the June 30, 2014 exchange rate. These contracts include a requirement for us to contribute matching funds, which are satisfied with both the value of developed intellectual property at the time of award, incurred development expenses and future expenses.

•	We have been awarded $4.0 million in grant and contracts not described above, all of which has been recognized at June 30, 2014.

•	We actively pursue domestic and international sources of grant and contract funding for our drug pipeline.

•	Incuron was formed to develop and commercialize our Curaxin product line, namely two compounds CBL0102 and CBL0137. BioProcess Capital Ventures, or BCV, committed to contribute up to $17.0 million (based on the current dollar-ruble exchange rate) of funding as development milestones were accomplished. As of the date of this filing, Incuron had received all committed funding from BCV.

•	Panacela was formed to develop and commercialize five preclinical compounds. Open Joint Stock Company “Rusnano” contributed $9.0 million at formation and has options to contribute up to $15.5 million of additional funding. CBLI contributed $3.0 million plus intellectual property at formation and has an option to contribute additional capital based on agreed-upon terms.

At June 30, 2014, we had cash, cash equivalents and short-term investments of $11.1 million. Of that total, $3.4 million was restricted for the use of our majority-owned subsidiaries, leaving $7.7 million available for general use. Furthermore, Panacela and Biolab 612 collectively had $2.8 million of restricted cash held for performance bonds in connection with their respective MPT grants, which are classified as long-term assets.

Operating Activities

Net cash used in operations decreased by $6.4 million to $7.7 million for the six months ended June 30, 2014 from $14.1 million for the six months ended June 30, 2013. After adjusting for non-cash items, the net loss decreased by $5.2 million, while changes in working capital provided cash and cash equivalents of $1.2 million between the periods.

Investing Activities

Net cash provided by investing activities decreased by $1.9 million to $0.3 million for the six months ended June 30, 2014, from $2.2 million for the six months ended June 30, 2013 primarily due to the transfer of investments from short-term securities to cash and cash equivalents.

Financing Activities

Cash flows provided by financing activities increased by $8.6 million to $8.6 million for the six months ended June 30, 2014, as compared to $0.0 million for the six months ended June 30, 2013. During the six months ended June 30, 2014 the company raised $9.7 million, net of offering costs, through the sale of equity securities, $2.9 million through an equity investment by BioProcess Capital Partners in Incuron and repaid $4.0 million of debt owed to Hercules.

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

Impact of Exchange Rate Fluctuations

From time-to-time, our operations are somewhat dependent upon changes in foreign currency exchange rates, however at June 30, 2014, our foreign currency obligations were not material.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first six months of 2014. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.  Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act as of June 30, 2014. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1.  Legal Proceedings

On February 20, 2014, Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd., two purchasers in the January 2014 sale of securities, brought suit in the U.S. District Court for the Southern District of New York against the Company in an action captioned Sabby Healthcare Volatility Master Fund, Ltd. v. Cleveland BioLabs, Inc., No. 14-cv-1055 (S.D.N.Y.). On May 12, 2014, CBLI filed a motion to dismiss the federal court action. On June 13, 2014, the plaintiffs voluntarily dismissed the federal court action without prejudice and filed a substantially similar complaint in New York state court captioned Sabby Healthcare Volatility Master Fund, Ltd. v. Cleveland BioLabs, Inc., No. 651817-2014 (N.Y.Sup.Ct.). The plaintiffs allege that the Company misrepresented the state of its funding negotiations with BARDA during the period leading up to the sale of securities in January 2014, and as a result, the plaintiffs were harmed when the Company’s stock price declined following the announcement that BARDA had terminated negotiations with the Company. The state court complaint asserts claims for breach of contract and indemnification. The plaintiffs seek $2 million, plus interest, attorney’s fees, and litigation costs.

Item 1A.  Risk Factors

We have marked with an asterisk those risk factors that reflect material changes from the risk factors previously discussed in our Form 10-Q for the three month period ended March 31, 2014.

RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

*We will require substantial additional financing in order to meet our business objectives.

Since our inception, most of our resources have been dedicated to the pre-clinical and clinical development of our product candidates. In particular, we are currently conducting multiple clinical trials of our product candidates, each of which will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future developing our pre-clinical and clinical product candidates. These expenditures will include costs associated with research and development, conducting pre-clinical and clinical trials, obtaining regulatory approvals and products from third-party manufacturers, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. For example, if one of our subsidiaries faces insolvency, we may elect to make additional capital contributions to fund its operations and any such cash contributions will reduce cash available for our business. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts of capital necessary to successfully complete the development and commercialization of our product candidates.

As of June 30, 2014, our cash, cash equivalents and short-term investments amounted to $11.1 million. We believe that our existing cash, cash equivalents, and marketable securities will allow us to fund our operating plan into the first quarter of 2015.

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

We may require additional capital beyond our currently forecasted amounts and additional funds may not be available when we need them, on terms that are acceptable to us, or at all. In particular, the decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. In addition, the variable rate clauses associated in many of our stock purchase and warrant agreements that prohibit certain types of capital raising activities for certain periods of time and pledge of assets in our loan and security agreement with Hercules may inhibit our ability to attract future investors and/or lenders. Pursuant to the Securities Purchase Agreement dated June 2104, we will also need to obtain investor consent for any issuance of common stock through December 17, 2014 at a price per share below $0.5675 and this consent right may delay or prevent us from obtaining necessary financing. Additionally, our corporate structure, including the ownership of several of our product candidates in our non-wholly owned subsidiaries, may deter third parties from entering into collaboration and licensing arrangements with us. If we fail to raise sufficient additional financing, on terms and dates acceptable to us, we may not be able to continue our operations and the development of our product candidates, and may be required to reduce staff, reduce or eliminate research and development, slow the development of our product candidates, outsource or eliminate several business functions or shut down operations.

*We have a history of operating losses. We expect to continue to incur losses and may not continue as a going concern.

We have incurred net losses of approximately $5.6 million and $141.1 million for the six months ended June 30, 2014 and since inception, respectively. We expect significant losses to continue for the next few years as we spend substantial sums on the continued research and development of our proprietary product candidates, and there is no certainty that we will ever become profitable as a result of these expenditures. As a result of losses that will continue throughout our development stage, we may exhaust our financial resources and be unable to complete the development of our product candidates.

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

In September 2013, we entered into a loan and security agreement with Hercules Technology II, L.P., or Hercules, under which we borrowed $6.0 million. The current interest rate is 10.45%, with the initial 12 months of the facility requiring interest only payments and the following 30 months requiring interest and principal payments. The loan matures on January 1, 2017. Since entering into the agreement with Hercules and prior to a $4.0 million principal payment in June 2014 (described above in Note 4 to our Consolidated Financial Statements), we had been making monthly interest-only payments to Hercules of approximately $54,000 per month. We plan to continue making interest-only payments at a reduced rate of $18,000 per month until November 2014 when our payments will increase to approximately $76,000 per month, with a principal and interest payment of approximately $205,000 due in January 2017. As of June 30, 2014, the outstanding principal owed to Hercules was $2.0 million. Additionally, upon termination of the loan, we will also owe Hercules an end-of-term fee of $550,000. We granted Hercules a first priority security interest in substantially all of our assets, with the exception of (i) our intellectual property, where the security interest is limited to proceeds of intellectual property, and (ii) following the June 2014 loan paydown of $4.0 million, our equity interest in Incuron.

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

*We will not be able to commercialize our product candidates if our pre-clinical development efforts are not successful, our clinical trials do not demonstrate safety or our clinical trials or animal studies do not demonstrate efficacy.

Before obtaining required regulatory approvals for the commercial sale of any of our product candidates, we must conduct extensive pre-clinical testing and clinical trials to demonstrate that our product candidates are safe and clinical or animal trials to demonstrate the efficacy of our product candidates. Pre-clinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials or animal efficacy studies will be successful and interim results of a clinical trial or animal efficacy study does not necessarily predict final results. In addition, we must outsource our clinical trials and a majority of our animal studies required to obtain regulatory approval of our products. We are not certain that we will successfully or promptly finalize agreements for the conduct of these studies. Delay in finalizing such agreements would delay the commencement of our pre-clinical and clinical studies, such as animal efficacy studies for entolimod’s biodefense indication and clinical trials of entolimod and CBL0137 for oncology indications. In addition, we are seeking FDA agreement on the scope and design of our pivotal animal efficacy and human safety program for entolimod’s biodefense indication. Delay in agreement with the FDA on this program will delay conduct of the pivotal animal efficacy and human safety studies.

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

In addition, a failure of one or more of our clinical trials or animal studies can occur at any stage of testing and such failure could have a material adverse effect on our ability to generate revenue and could require us to reduce the scope of or discontinue our operations. We may experience numerous unforeseen events during, or as a result of, pre-clinical testing and the clinical trial or animal study process that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

•	Regulators or institutional review boards, or IRB, may not authorize us to commence a clinical trial, conduct a clinical trial at a prospective trial site or continue a clinical trial following amendment of a clinical trial protocol or an institutional animal care and use committee, or IACUC, may not authorize us to commence an animal study at a prospective study site;

•	We may decide, or regulators may require us, to conduct additional pre-clinical testing or clinical trials, or we may abandon projects that we expect to be promising, if our pre-clinical tests, clinical trials or animal efficacy studies produce negative or inconclusive results;

•	We might have to suspend or terminate our clinical trials if the participants are being exposed to unacceptable safety risks;

•	Regulators or IRBs may require that we hold, suspend or terminate clinical development for various reasons, including noncompliance with regulatory requirements or if it is believed that the clinical trials present an unacceptable safety risk to the patients enrolled in our clinical trials;

•	The cost of our clinical trials or animal studies could escalate and become cost prohibitive;

•	Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable;

•	We may not be successful in recruiting a sufficient number of qualifying subjects for our clinical trials or certain animals used in our animal studies or facilities conducting our studies may not be available at the time that we plan to initiate a study;

•	The effects of our product candidates may not be the desired effects, may include undesirable side effects, or the product candidates may have other unexpected characteristics; and

•	Our collaborators that conduct our clinical or pivotal animal studies could go out of business and not be available for FDA inspection when we submit our product for approval.

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

*Our partially-owned subsidiaries have significant non-controlling interest holders and, as such, are not operated solely for our benefit.

As of June 30, 2014, we owned 53.94% of the equity interests in Incuron and 54.6% of the equity interests in Panacela. Although these subsidiaries were majority-owned by us on June 30, 2014 and are consolidated in our results, they have significant non-controlling interest holders, each of which are funds regulated by the Russian Federation government. As such, we share ownership and management of our subsidiaries with one or more parties who may not have the same goals, strategies, priorities, or resources as we do. Additionally, on August 1st, 2014, Incuron received the remaining portion of their last funding tranche from BioProcess Capital Ventures, which reduced our ownership in Incuron to 46.06% (described above in Note 7 to our Consolidated Financial Statements).

In each of our partially-owned subsidiaries, both we and our co-owners have certain rights in respect of such subsidiaries. Our partially-owned subsidiaries provide the right to each party to designate certain of the board members and certain decisions in respect of these subsidiaries may not be made without a supermajority vote of the equity holders or the consent of all of the equity holders. The right to transfer ownership interests in our partially-owned subsidiaries is restricted by provisions such as rights of first refusal and tag along and drag along rights. In addition, the use of funds and other matters are subject to monitoring and oversight by both groups of equity holders. Furthermore, we are required to pay more attention to our relationship with our co-owners as well as with the subsidiaries, and if a co-owner changes, our relationship may be materially adversely affected. These various restrictions may lead to additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In addition, the benefits from a successful joint venture are shared among the co-owners, so that we would not receive all the benefits from our successful joint ventures.

Panacela is in need of additional financial resources. If additional financial resources are not received within the near term, Panacela may be unable to pay their obligations as they become due and be unable to continue operations. Rusnano, one of the co-owners of Panacela has an option, but is not obliged, to make additional investments in Panacela up to $15.5 million. Additionally, management is pursuing other sources of additional financing. If Panacela does not receive additional financing and is unable to continue its operations, it may cause us to experience a material adverse effect on our business, financial condition and results of operations.

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

RISKS RELATING TO REGULATORY APPROVAL

*We may not be able to obtain regulatory approval in a timely manner or at all and the results of clinical trials may not be favorable.

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

In addition, we expect to rely on an FDA regulation known as the “Animal Rule” to obtain approval for entolimod’s biodefense indication. The Animal Rule permits the use of animal efficacy studies together with human clinical safety trials to support an application for marketing approval of products when human efficacy studies are neither ethical nor feasible. These regulations are relatively new and we have limited experience in the application of these rules to the product candidates that we are developing. As such, we cannot predict the time required for them to confirm the relevant rules, or the scope thereof. Additionally, we may submit an application with the FDA for pre- EUA, so that entolimod may be used in an emergency situation. If and when we provide the FDA with the data to support a pre-EUA for entolimod’s biodefense indication we cannot guarantee that the FDA will review the data in a timely manner, or that, when the data is reviewed, that the FDA will accept the data. The FDA may decide that our data are insufficient for pre-EUA or BLA approval and require additional pre-clinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products. If we are not successful in completing the development, licensure and commercialization of entolimod for its biodefense indication use, or if we are significantly delayed in doing so, our business will be materially harmed.

The receipt of FDA approval may be delayed for reasons other than the results of pre-clinical studies and clinical trials. For example, in 2011, the IND application for entolimod’s biodefense indication was transferred within the FDA from the Division of Biologic Oncology Products, or DBOP, to the Division of Medical Imaging Products, or DMIP. As a result of this transfer, we requested and participated in nine meetings with DMIP during 2011-2014 to review the product mechanisms of action, safety profile and preliminary estimation of an effective human dose. DMIP has agreed on the scope and design of the proposed pivotal animal efficacy program and has acknowledged that specific cytokines do play an important role in entolimod’s mechanism of action and, as such, can be used as biomarkers for animal-to-human dose-conversion. DMIP has also provided advice on the design of the remaining program needed for BLA submission. However, we are still in the process of reaching an agreement with FDA on the certain elements of the design of our remaining clinical studies for entolimod. There can be no guarantee that we will reach a satisfactory agreement in a timely manner, or at all, or that DMIP may request any additional information related to our pre-clinical or clinical programs

Delays in obtaining FDA or any other necessary regulatory approvals of any proposed product or the failure to receive such approvals would have an adverse effect on our ability to develop such product, the product’s potential commercial success and/or on our business, prospects, financial condition and results of operations.

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

*Any pre-EUA submission we make to the FDA may not be successful and even if such submission is successful it may not accelerate BLA approval of entolimod or result in any purchase by the U.S. government for this product.

In July 2014, we met with the FDA regarding human dose-conversion of entolimod and, if appropriate after receiving the final minutes from such meeting, we may submit a pre-EUA in order to inform and expedite the FDA’s issuance of an EUA, should one become necessary in the event of an emergency. The FDA does not have review deadlines with respect to pre-EUA submissions and, therefore, the timing of any approval of a pre-EUA submission is uncertain. If we submit a pre-EUA, the FDA may decide not to accept the data or decide that our data are insufficient for pre-EUA and require additional pre-clinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products. An acceptance of our pre-EUA submission does not guarantee, and may not accelerate, BLA approval of entolimod as a radiation countermeasure. Further, even if our pre-EUA submission is authorized, there is no guarantee that such authorization will lead to procurement by the U.S. or other governments or any additional development funding. If we are not successful in partnering entolimod or completing the development, licensure and commercialization of entolimod for its biodefense indication use, or if we are significantly delayed in doing so, our business may be materially harmed.

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

Grant and contract revenue from the U.S. government accounted for 1.2% and 34.8% of our revenue for the six months ended June 30, 2014 and 2013, respectively.

These revenues have funded some of our personnel and other R&D and G&A costs and expenses. It is possible that we may not choose to apply for or, if we do apply, be able to procure new grants and contracts that provide sufficient funding, or any funding at all. In addition, the finalization of new contracts and grants may require a significant time from the initial request and negotiations for such contracts and grants are subject to a significant amount of uncertainty.

If we are unable to obtain sufficient grants and contracts on a timely basis, our ability to fund future R&D would be diminished, which would negatively impact our ability to compete in our industry and could materially and adversely affect our business, financial condition and results of operations.

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

Pursuant to our past government contracts, we are generally permitted to retain title to any patentable invention or discovery made while performing the contracts. However, the U.S. government is generally entitled to receive a non-exclusive, non-transferable, irrevocable, paid-up license to the subject inventions throughout the world. In addition, our government contracts have generally provided that the U.S. government retains unlimited rights in the technical data produced under such government contract.

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

From time to time, we may also become subject to litigation, such as stockholder derivative claims or securities fraud claims, which could involve our directors and officers as defendants. We currently have director and officer, or D&O, insurance to cover such risk exposure for our directors and officers. Our bylaws require us to indemnify our current and past directors and officers from reasonable expenses related to the defense of any action arising from their service to us. Our certificate of incorporation and by-laws include provisions to indemnify the directors and officers to the fullest extent permitted by the Delaware General Corporation Law, including circumstances under which indemnification is otherwise discretionary. If our D&O insurance is insufficient to cover all such expenses for all directors and officers, we would be obligated to cover any shortfall, which may be substantial. Such expenditure could have a material adverse effect on our results of operation, financial condition and liquidity. Further, if D&O insurance becomes prohibitively expensive to maintain in the future, we may be unable to renew such insurance on economic terms or unable to renew such insurance at all. The lack of D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers to serve our company, which could adversely affect our business.

* We have been named as a defendant in a lawsuit that could result in substantial costs and divert management’s attention.

We have been named as a defendant in a lawsuit initiated earlier this year that generally alleges we misrepresented the state of our funding negotiations with BARDA during the period leading up to the sale of our common stock and warrants in January 2014, and as a result, the plaintiffs were harmed when our stock price declined following the announcement that BARDA had terminated negotiations with us. The original complaint was filed in federal court and included claims under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, as well as claims for fraudulent inducement, breach of contract, and indemnification. On June 13, 2014, the plaintiffs voluntarily dismissed the federal court action without prejudice and filed a substantially similar complaint in New York State court that asserts claims for breach of contract and indemnification. Any conclusion of these matters in a manner adverse to us would have a material adverse effect on our financial condition and business. For example, we could incur substantial costs not covered by our directors’ and officers’ liability insurance, suffer a significant adverse impact on our reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. In addition, any of these matters could require payments that are not covered by our available directors’ and officers’ liability insurance, which could have a material adverse effect on our operating results or financial condition. Additional similar lawsuits might be filed.

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

We hope to receive funding from U.S. or foreign government agencies for the development of entolimod and our products. Changes in government budgets and agendas, however, have previously resulted in termination of our contract negotiations and may, in the future, result in future funding being decreased and de-prioritized, government contracts contain provisions that permit cancellation in the event that funds are unavailable to the government agency. Furthermore, we cannot be certain of the timing of any future funding and substantial delays or cancellations of funding could result from protests or challenges from third parties. If the U.S. government fails to continue to adequately fund our R&D programs, we may be unable to generate sufficient revenues to continue development of entolimod or continuation of our other operations. Similarly, if our pre-EUA submission for entolimod is authorized by the FDA or we develop another product candidate that is approved by the FDA, but the U.S. government does not place sufficient orders for this product, our future business may be harmed.

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

The market price of our common stock has historically experienced and may continue to experience significant volatility. From second quarter 2013 through second quarter 2014, the market price of our common stock, which is listed on the NASDAQ Capital Market, fluctuated from a high of $2.26 per share in the second quarter of 2013 to a low of $0.46 in the second quarter of 2014. The listing of our common stock on the NASDAQ Capital Market does not assure that a meaningful, consistent and liquid trading market will exist, and in recent years, the market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility in addition to volatility caused by the occurrence of industry and company specific events. Factors that could cause fluctuations include, but are not limited to, the following:

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

*We have received a delisting notice from The NASDAQ Stock Market. Our common stock may be involuntarily delisted from trading on The NASDAQ Capital Market if we fail to regain compliance with the minimum closing bid price requirement of $1.00 per share. A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing.

The quantitative listing standards of The NASDAQ Stock Market, or NASDAQ, require, among other things, that listed companies maintain a minimum closing bid price of $1.00 per share. We failed to satisfy this threshold for 30 consecutive trading days and on March 10, 2014, we received a letter from NASDAQ indicating that we have been provided an initial period of 180 calendar days, or until September 8, 2014, in which to regain compliance. The letter states that the NASDAQ staff will provide written notification that we have achieved compliance if at any time before September 8, 2014, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days unless the NASDAQ staff exercises its discretion to extend this 10 day period. We may be eligible to receive an additional 180 day compliance period if we meet some of the initial listing requirements of The NASDAQ Capital Market, notify NASDAQ of our intent to cure the deficiency and it appears to the staff of NASDAQ that it is possible for us to cure the deficiency. If we do not regain compliance by September 8, 2014, or, if we do not receive an additional compliance period, by 180 days thereafter, the NASDAQ staff will provide written notice that our common stock is subject to delisting. A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing.

*Issuance of additional equity may adversely affect the market price of our stock.

We are currently authorized to issue 160,000,000 shares of common stock and 10,000,000 of preferred stock. As of June 30, 2014, 57,110,198 shares of our common stock were issued and outstanding. In addition, as of June 30, 2014 we had outstanding warrants to purchase up to 20,614,204 shares of common stock and outstanding options to purchase 6,224,107 shares of common stock. To the extent the shares of common stock are issued or options and warrants are exercised, holders of our common stock will experience dilution.

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

RISKS RELATED TO CONDUCTING BUSINESS IN THE RUSSIAN FEDERATION

*Political, economic and governmental instability in Russia could materially adversely affect our operations and financial results.

Political and economic relations between Russia and the United States, two of the jurisdictions in which we operate, are complex. Political, ethnic, religious, historical and other differences have, on occasion, given rise to tensions. The current situation in Ukraine and Crimea along with the response of the Russian and United States governments to this situation, have the potential to materially adversely affect our operations in Russia. In connection with the current situation in Ukraine, the United States has ordered sanctions against Russian and Crimean officials and limiting import of goods relating to certain Russian energy sector activities and Russia has ordered food sanctions against the United States and other countries. While we do not anticipate that the current sanctions will materially affect our business, if further sanctions are ordered by the United States or other international interests, such sanction may materially adversely affect out operations in Russia.

These current events may negatively affect the Russian economy and have negatively affected the value of the Russian ruble relative to the U.S. dollar. Continuing fluctuations in the rates at which the U.S. dollar are exchanged into Russian rubles may result in both foreign currency transaction and translation losses. We are subject to exchange rate fluctuations as (i) CBLI exchanges dollar-denominated funds into ruble-denominated funds in order to conduct operations of our Russian-based subsidiary BioLab 612, (ii) Panacela, Incuron and BioLab 612 use their ruble-denominated funds to pay for services under dollar-denominated contracts, including payments to CBLI for services we provide to our subsidiaries, and (iii) the US dollar equivalent of ruble denominated assets and liabilities fluctuate from period-to-period causing us to record foreign currency translation adjustments which are reflected as a change in other comprehensive income (loss). As the dollar strengthens or weakens relative to the ruble, our ruble-denominated revenue and expenses decline or increase respectively, when translated into U.S. Dollars for financial reporting purposes. Should exchange rates in effect at the time of this filing as compared to early 2014 and 2013, continue throughout the year, we expect the exchange rates to reduce our revenues and expenses in 2014 compared to 2013, and we would also record other comprehensive losses on our ruble denominated assets and liabilities when translated into the US dollar. Additionally, the purchasing power of US dollar denominated services is reduced, such as those being provided in the US for Incuron’s clinical trial of the intravenous application of CBL0137.

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

*Emerging markets, such as Russia, are subject to greater risks than more developed markets and financial turmoil in Russia could disrupt our business.

Investors in emerging markets, such as Russia, should be aware that these markets are subject to greater risks than more developed markets, including significant economic risks. For example, the Russian economy has periodically experienced high rates of inflation. According to The World Bank, the annual inflation rate in Russia, as measured by the consumer price index, was 5.1% in 2012 and 6.8% in 2013. Periods of higher inflation may slow economic growth. Inflation also is likely to increase some of our costs and expenses including the costs for our subsidiaries to conduct business operations, including any outsourced product testing costs.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 20, 2014, the Company completed a sale of units that are immediately separable into an aggregate of 6,167,400 shares of the Company’s common stock and warrants to purchase up to 3,083,700 additional shares of the Company’s common stock. Each unit was sold for $0.5675, which qualified as an “at market” transaction as determined by NASDAQ, resulting in net proceeds of approximately $3.3 million after deducting for placement agent fees and offering expenses. In connection with the sale, the Company issued Series J warrants for 3,083,700 shares of common stock to the purchasers, and 26,432 Series J warrants to the placement agent. Each Series J warrant has an exercise price of $0.56 per share, and will expire five years from the date of issuance. The Company issued the shares and warrants in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D, promulgated by the Securities and Exchange Commission. The Company relied on the exemption from registration provided for under Section 4(a)(2) of the Securities Act based in part on the representations made by the investors and the placement agent, including the representations with respect to the investors’ and the placement agent’s investment intent with respect to the shares, the warrants and the underlying shares of common stock. The investors and the placement agent had adequate access, through their relationship with us, to information about us. As more fully discussed in the Notes to our Consolidated Financial Statements, the Company used the net proceeds from the stock offering more fully discussed along with $0.7 million of the Company’s cash to repay $4.0 million of its loan balance to Hercules.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

On August 5, 2014, CBLI received notice from BioProcess Capital Partners, LLC, or BCP, of the funding by their affiliated fund, AMC close-end Russian Venture Investment Fund “BioProcess Capital Ventures”, or BCV, of the Second Milestone Payment pursuant to the Participation Agreement dated December 9, 2009, as amended by the Third Amendment to Participation Agreement dated June 17, 2014, that governs their jointly-owned subsidiary, Incuron. As a result of BCV’s funding of the Second Milestone Payment, CBLI will own a 46.96% participation interest in Incuron and BCV will own a 53.04% participation interest. The funding of the Second Milestone Payment also resulted in certain changes in the governance of Incuron, including the director voting rights of each party. Following the Second Milestone Payment, the Company and BCP will each appoint two directors and the fifth director will be nominated by a majority of the Company and BCP directors voting together, provided that a BCP director shall have the deciding vote in the event of a tie. Due to the ownership and governance changes, the Company will be required, under GAAP to deconsolidate Incuron and account for its ownership interest using the equity method of accounting (as discussed in Note 7 to the consolidated financial statements).

Item 6.  Exhibits

(a) The following exhibits are included as part of this report:

Exhibit Number	Description of Document

4.1	Form of Series I Warrant to Purchase Common Stock (Incorporated by reference to Form 8-K filed on June 20, 2014)

10.1	Cleveland BioLabs, Inc. Severance Benefit Plan (Incorporated by reference to Form 8-K filed on May 13, 2014)

10.2	Purchase Agreement, dated June 17, 2014, by and among Cleveland BioLabs, Inc. and the Purchasers set forth therein (Incorporated by reference to Form 8-K filed on June 20, 2014)

10.3	Registration Rights Agreement, dated June 17, 2014, by and among Cleveland BioLabs, Inc. and the Purchasers set forth therein (Incorporated by reference to Form 8-K filed on June 20, 2014)

10.4	Rights Agreement, dated June 17, 2014, by and among Cleveland BioLabs, Inc. and the Purchasers set forth therein (Incorporated by reference to Form 8-K filed on June 20, 2014)

10.5	First Amendment to Loan and Security Agreement, dated June 18, 2014, by and among (a) Cleveland BioLabs, Inc. and BIOLAB 612, LLC and (b) HERCULES TECHNOLOGY II, L.P. (Incorporated by reference to Form 8-K filed on June 20, 2014)

10.6	Second Amendment to Participation Agreement, by and among Cleveland BioLabs, Inc. and Limited Liability Company Bioprocess Capital Partners, dated November 22, 2013

10.7	Third Amendment to Participation Agreement, by and among Cleveland BioLabs, Inc. and Limited Liability Company Bioprocess Capital Partners, dated June 17, 2014 (Incorporated by reference to Form 8-K filed on August 5, 2014)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Yakov Kogan

31.2	Rule 13a-14(a)/15d-14(a) Certification of C. Neil Lyons

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101	The following information from CBLI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the Three Months Ended June 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Loss for the Three Months Ended June 30, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the Three Months ended June 30, 2014 and 2013; (v) Consolidated Statements of Stockholders’ Equity for the Three Months Ended June 30, 2014; and (vi) Notes to Consolidated Financial Statements.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated: August 11, 2014	By:	/s/ YAKOV KOGAN
Yakov Kogan Chief Executive Officer (Principal Executive Officer)

Dated: August 11, 2014	By:	/s/ C. NEIL LYONS
C. Neil Lyons Chief Financial Officer (Principal Financial Officer)