Form 10-Q
period 2014-09-30
CLEVELAND BIOLABS INC
filed 2014-11-10
CIK 1318641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 6, 2014, there were 57,148,241 shares outstanding of registrant’s common stock, par value $0.005 per share.

CLEVELAND BIOLABS INC. AND SUBSIDIARIES

10-Q

November 10, 2014

In this report, except as otherwise stated or the context otherwise requires, the terms “Cleveland BioLabs” and “CBLI” refer to Cleveland BioLabs, Inc., but not its consolidated subsidiaries and “the Company,” “we,” “us” and “our” refer to Cleveland BioLabs, Inc. together with its consolidated subsidiaries. Our common stock, par value $0.005 per share, is referred to as “common stock.”

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,877,432	$10,048,466
Short-term investments	1,269,467	305,538
Accounts receivable	175,191	458,391
Other current assets	365,461	344,386

Total current assets	9,687,551	11,156,781
Equipment, net	287,827	457,912
Restricted cash	2,427,874	2,921,724
Other long-term assets	65,192	159,224

Total assets	$12,468,444	$14,695,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$889,402	$794,397
Accrued expenses	1,796,382	2,445,446
Deferred revenue	356,580	1,069,438
Accrued warrant liability	1,861,013	1,241,311
Current portion of notes payable	735,654	351,527
Current portion of capital lease obligation	29,560	83,634

Total current liabilities	5,668,591	5,985,753
Noncurrent portion of capital lease obligation	—	7,522
Long-term debt	3,479,396	7,121,388
Commitments and contingencies	—	—

Total liabilities	9,147,987	13,114,663
Stockholders’ equity:
Preferred stock, $.005 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $.005 par value; 160,000,000 shares authorized, 57,110,198 and 45,182,114 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	285,551	225,911
Additional paid-in capital	134,773,438	125,508,471
Other comprehensive income/(loss)	(201,214)	307,339
Accumulated deficit	(145,207,333)	(135,564,666)

Total Cleveland BioLabs, Inc. stockholders’ deficit	(10,349,558)	(9,522,945)
Noncontrolling interest in stockholders’ equity	13,670,015	11,103,923

Total stockholders’ equity	3,320,457	1,580,978

Total liabilities and stockholders’ equity	$12,468,444	$14,695,641

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Grants and contracts	$415,126	$1,635,600	$2,311,467	$4,616,334
Operating expenses:
Research and development	2,068,245	4,205,238	6,832,241	14,909,882
General and administrative	1,785,620	3,286,830	6,449,531	9,787,053

Total operating expenses	3,853,865	7,492,068	13,281,772	24,696,935

Loss from operations	(3,438,739)	(5,856,468)	(10,970,305)	(20,080,601)
Other income (expense):
Interest and other income (expense)	(68,932)	97,534	(1,010,640)	225,299
Foreign exchange gain (loss)	(271,699)	(15,057)	(330,876)	59,853
Change in value of warrant liability	(836,293)	1,163,030	1,663,390	510,919

Total other income (expense)	(1,176,924)	1,245,507	321,874	796,071

Net loss	(4,615,663)	(4,610,961)	(10,648,431)	(19,284,530)

Net loss attributable to noncontrolling interests	519,529	519,765	1,005,764	2,386,900

Net loss attributable to Cleveland BioLabs, Inc.	$(4,096,134)	$(4,091,196)	$(9,642,667)	$(16,897,630)

Net loss available to common stockholders per share of common stock, basic and diluted	$(0.07)	$(0.09)	$(0.18)	$(0.38)

Weighted average number of shares used in calculating net income (loss) per share, basic and diluted	57,110,198	45,061,274	53,016,147	44,946,340

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss including noncontrolling interests	$(4,615,663)	$(4,610,961)	$(10,648,431)	$(19,284,530)
Other comprehensive loss
Foreign currency translation adjustment	(819,694)	35,821	(912,108)	(404,248)

Comprehensive loss including noncontrolling interests	(5,435,357)	(4,575,140)	(11,560,539)	(19,688,778)
Comprehensive loss attributable to noncontrolling interests	901,512	502,891	1,409,319	2,552,089

Comprehensive loss attributable to Cleveland BioLabs, Inc.	$(4,533,845)	$(4,072,249)	$(10,151,220)	$(17,136,689)

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling
	Common Stock
	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Total
Balance at January 1, 2014	45,182,114	$225,911	$125,508,471	$307,339	$(135,564,666)	$11,103,923	$1,580,978
Stock based compensation	—	—	546,475	—	—	—	546,475
Issuance of shares for compensation	22,978	115	15,510	—	—	—	15,625
Issuance of common stock, net of offering costs of $697,882	11,905,106	59,525	9,742,593	—	—	—	9,802,118
Allocation of equity proceeds to fair value of warrants	—	—	(2,216,593)	—	—	—	(2,216,593)
Noncontrolling interest capital contribution	—	—	1,176,982	—	—	3,975,411	5,152,393
Net loss	—	—	—	—	(9,642,667)	(1,005,764)	(10,648,431)
Foreign currency translation	—	—	—	(508,553)	—	(403,555)	(912,108)

Balance at September 30, 2014	57,110,198	$285,551	$134,773,438	$(201,214)	$(145,207,333)	$13,670,015	$3,320,457

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(10,648,431)	$(19,284,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	154,602	284,278
Amortization	609,837	—
Loss on equipment disposal	24,685	—
Noncash compensation	252,651	1,591,986
Warrant issuance costs	171,116	—
Change in value of warrant liability	(1,663,390)	(510,919)
Changes in operating assets and liabilities:
Accounts receivable	361,391	(565,336)
Other current assets	(74,659)	452,798
Other long-term assets	19,592	(3,995)
Accounts payable	132,499	(310,150)
Deferred revenue	(588,759)	(1,102,472)
Accrued expenses	(67,699)	525,198

Net cash used in operating activities	(11,316,565)	(18,923,142)
Cash flows from investing activities:
Purchase of short-term investments	(1,412,916)	—
Sale of short-term investments	282,583	2,213,999
Purchase of equipment	(12,328)	(125,218)
Increase in restricted cash	—	(1,421,861)

Net cash provided by (used in) investing activities	(1,142,661)	666,920
Cash flows from financing activities:
Issuance of common stock, net of offering costs	9,697,501	—
Net proceeds/(repayment) of long-term debt	(4,000,000)	7,297,675
Noncontrolling interest capital contribution to Incuron, LLC	5,152,393	—
Exercise of options	—	12,392
Repayment of capital lease obligation	(61,596)	(59,012)

Net cash provided by financing activities	10,788,298	7,251,055
Effect of exchange rate change on cash and equivalents	(500,106)	(333,995)

Decrease in cash and cash equivalents	(2,171,034)	(11,339,162)
Cash and cash equivalents at beginning of period	10,048,466	25,652,083

Cash and cash equivalents at end of period	$7,877,432	$14,312,921

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$415,621	$17,105
Supplemental schedule of noncash financing activities:
Noncash financing costs on common stock offering	$50,505	$—
Noncash warrant issuance costs	$15,993	$117,999

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Description of Business

Cleveland BioLabs, Inc., or CBLI, or the Company, is an innovative biopharmaceutical company seeking to develop first-in-class pharmaceuticals designed to address diseases with significant unmet medical need. Our lead product candidates are entolimod, which we are developing for a biodefense indication and as an oncology drug, and Curaxin CBL0137, our lead oncology product candidate. We conduct business in the United States and in the Russian Federation, or Russia, through several legal entities, some of which are majority-owned in collaboration with financial partners.

CBLI was incorporated in Delaware in June 2003 and is headquartered in Buffalo, New York. As of September 30, 2014, CBLI had one wholly-owned subsidiary, Biolab 612, LLC, or Biolab 612, which began operations in 2012, and two majority-owned operating subsidiaries, Incuron, LLC, or Incuron, and Panacela Labs, Inc., or Panacela, which were formed in 2010 and 2011, respectively. Additionally, Panacela has a wholly-owned operating subsidiary, Panacela Labs, LLC.

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

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of September 30, 2014, along with its results of operations for the three and nine month periods ended September 30, 2014 and 2013 and cash flows for the nine month periods ended September 30, 2014 and 2013. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

As of September 30, 2014, the Company had $4.9 million of cash and cash equivalents available for the general use which management believes will be sufficient to support operations into the first quarter of 2015. To ensure continuing operations beyond the first quarter of 2015, management is evaluating all opportunities to secure additional financing, including investments from non-controlling interests, the issuance of equity and additional revenues from the US or Russian governments. Management believes that sufficient sources of financing will be available to support operations into the future, however there can be no assurances at this time. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, which updates the principles for recognizing revenue. ASU 2014-09 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition, and as such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the potential impacts of the new standard on its existing stock-based compensation plans.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, ASU 2014-15 requires that an entity’s management evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods beginning after December 15, 2016 and for interim periods thereafter. The Company is evaluating the potential impacts of this new standard on its quarterly reporting process.

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

Cash and Cash Equivalents

Of the $7.9 million and $10.0 million of cash and cash equivalents at September 30, 2014 and December 31, 2013, respectively, only $3.5 million at December 31, 2013 consisted of highly liquid investments with maturities of 90 days or less when purchased. These investments consist of commercial paper, short-term debt securities, time deposits and investments in money market funds with commercial banks and financial institutions. As of September 30, 2014, $3.0 million of the Company’s cash and cash equivalents was restricted to the use of its majority-owned subsidiaries, leaving $4.9 million available for general use.

Significant Customers and Accounts Receivable

Grant and contract revenue from the U.S. government accounted for 0% and 1.0% of total revenue for the three and nine months ended September 30, 2014, respectively, and 48.1% and 39.5% of total revenue for the three and nine months ended September 30, 2013, respectively. Grant and contract revenue received by the Company’s subsidiaries from Russian government agencies accounted for 100% and 99.0% of total revenues for the three and nine months ended September 30, 2014, respectively, and 51.9% and 60.5% of total revenues for the three and nine months ended September 30, 2013, respectively. Although the Company anticipates ongoing U.S. and Russian government contract and grant revenue, there is no guarantee that these revenue streams will continue in the future.

Accounts receivable consist of amounts due under reimbursement contracts with certain government and foreign entities. The Company extends unsecured credit to customers under normal trade agreements, which generally require payment within 30 days.

Management estimates an allowance for doubtful accounts that is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections. There were no allowances for doubtful accounts as of September 30, 2014 and December 31, 2013, as the collection history from the Company’s customers indicated that collection was probable.

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

Accounting for Stock-Based Compensation

The 2006 Equity Incentive Plan, as amended, or the Plan, authorizes CBLI to grant (i) options to purchase common stock, (ii) restricted or unrestricted stock units, and (iii) stock appreciation rights, so long as the exercise or grant price of each are at least equal to the fair market value of the stock on the date of grant. As of September 30, 2014, an aggregate of 10.0 million shares of common stock were authorized for issuance under the Plan, of which a total of approximately 1.9 million shares of common stock remained available for future awards. A single participant cannot be awarded more than 400,000 shares annually. Awards granted under the Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term and number of shares) under the Plan are specified in an award document, and approved by the Company’s board of directors, compensation committee or its management delegees.

In June 2013, the Company’s stockholders approved the 2013 Employee Stock Purchase Plan, or ESPP, which provides a means by which eligible employees of the Company and certain designated related corporations may be given an opportunity to purchase shares of Common Stock. As of September 30, 2014, there are 2.3 million shares of Common Stock reserved for purchase under the ESPP. The number of shares reserved for purchase under the ESPP increases on January 1 of each calendar year by the lesser of: (i) 10% of the total number of shares of Common Stock outstanding on December 31st of the preceding year, or (ii) 200,000 shares of Common Stock. The ESPP allows employees to use up to 15% of their compensation to purchase shares of Common Stock at an amount equal to 85% of the fair market value of the Company’s Common Stock on the offering date or the purchase date, whichever is less.

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

Income Taxes

No income tax expense was recorded for the three and nine months ended September 30, 2014 and 2013, as the Company does not expect to have taxable income for 2014 and did not have taxable income in 2013. A full valuation allowance has been recorded against the Company’s deferred tax asset.

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

The Company has excluded the following outstanding warrants and options from the calculation of diluted net loss per share because all such securities were antidilutive for the periods presented:

	As of September 30,
Common Equivalent Securities	2014	2013
Warrants	18,565,024	10,534,245
Options	5,799,914	5,608,912

Total	24,364,938	16,143,157

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

The following tables represent the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Accrued warrant liability	$—	$—	$1,861,013	$1,861,013

Total liabilities	$—	$—	$1,861,013	$1,861,013

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Liabilities:
Accrued warrant liability	$—	$—	$1,241,311	$1,241,311
Compensatory stock options not yet issued	—	—	309,450	309,450

Total liabilities	$—	$—	$1,550,761	$1,550,761

The Company uses the Black-Scholes model to measure the accrued warrant liability and its accrual for compensatory stock options not yet issued. The following are the assumptions used to measure the accrued warrant liability at September 30, 2014 and December 31, 2013, which were determined in a manner consistent with that described for grants of options to purchase common stock as set forth in Note 2:

	September 30, 2014	December 31, 2013
Stock Price	$0.46	$1.17
Exercise Price	$0.505 - 5.00	$1.60 - 5.00
Term in years	0.40 - 6.29	0.59 - 1.91
Volatility	66.57 - 86.88%	42.52 - 76.03%
Annual rate of quarterly dividends	0%	0%
Discount rate- bond equivalent yield	0.05 - 1.78%	0.08 - 0.36%

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 fair value measurements for the nine months ended September 30, 2014 and 2013:

	Three months ended September 30, 2014		Nine months ended September 30, 2014
	Accrued Warrant Liability	Compensatory Stock Options Not Yet Issued	Accrued Warrant Liability	Compensatory Stock Options Not Yet Issued
Beginning balance	$1,024,720	$—	$1,241,311	$309,450
Issuances	—	—	2,283,092	—
Total (gains) or losses, realized and unrealized, included in earnings (1)(2)	836,293	—	(1,663,390)	(21,055)
Settlements	—	—	—	(288,395)

Balance, September 30, 2014	$1,861,013	$—	$1,861,013	$—

	Three months ended September 30, 2013		Nine months ended September 30, 2013
	Accrued Warrant Liability	Compensatory Stock Options Not Yet Issued	Accrued Warrant Liability	Compensatory Stock Options Not Yet Issued
Beginning balance	$4,757,770	$63,838	$4,105,659	$—
Total (gains) or losses, realized and unrealized, included in earnings (1)	(1,163,029)	—	(510,918)	—
Estimates and other changes in fair value (2)	—	102,945	—	166,783

Balance, September 30, 2013	$3,594,741	$166,783	$3,594,741	$166,783

(1)	Unrealized gains or losses related to the accrued warrant liability were included as change in value of accrued warrant liability. Realized gains were $95,667 and $0 during the three months ended September 30, 2014 and 2013, respectively.
(2)	Expenses recorded for compensatory stock options not yet issued are included in research and development expense and general and administrative expense.

As of September 30, 2014 and December 31, 2013, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.

The Company considers the accrued warrant liability and compensatory stock options not yet issued to be Level 3 because some of the inputs into the measurements are neither directly or indirectly observable. Both the accrued warrant liability and compensatory stock options not yet issued use management’s estimate for the expected term. Additionally, the number of compensatory options awarded involves an estimate of management’s performance in relation to the targets set forth in the Company’s Executive Compensation Plan. The following table summarizes the unobservable inputs into the fair value measurement for the accrued warrant liability as of September 30, 2014:

	September 30, 2014
Description	Fair Value	Valuation Technique	Unobservable Input	Range
Accrued warrant liability	$1,861,013	Black-scholes pricing model	Expected term - Years	0.40 - 6.29

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

4.  Debt

On September 30, 2013, the Company entered into a Loan and Security Agreement with Hercules Technology II, L.P. and borrowed $6.0 million, the “Hercules Loan”. In addition to interest and principle payments, the Hercules Loan requires payment of $550,000 at maturity, or upon full repayment if sooner, “End-of-Term Fee”. In June 2014, CBLI repaid $4.0 million of the Hercules Loan using net proceeds of $3.3 million from a sale of equity more fully discussed in Note 5, along with $0.7 million of the Company’s cash. A 3% prepayment penalty was waived. On September 3, 2013, Panacela and Open Joint Stock Company “Rusnano”, or Rusnano, entered into a Convertible Loan Agreement pursuant to which Panacela borrowed $1.53 million from Rusnano, the “Rusnano Loan”. No amounts have been paid under the Rusnano Loan. The following schedule shows the remaining principal payments due under the Hercules Loan ($2.0 million as of September 30, 2014) for each of the twelve month periods commencing October 1, along with the End-of-Term Fee, and the Rusnano Loan, assuming the loan and compounded interest are paid at maturity in September 2015.

	September 30,
	Hercules Loan	Rusnano Loan	Total
2015	$671,184	$2,125,093	$2,796,277
2016	745,662	—	745,662
2017	1,133,154	—	1,133,154
2018	—	—	—
2019	—	—	—
Thereafter	—	—	—

	$2,550,000	$2,125,093	$4,675,093

5.  Stockholders’ Equity

On June 20, 2014, the Company completed a sale of units that were immediately separable into an aggregate of 6,167,400 shares of the Company’s common stock and warrants to purchase up to 3,083,700 additional shares of the Company’s common stock issuable upon the exercise of a warrant. Each unit was sold for $0.5675, which qualified as an “at market” transaction as determined by NASDAQ, resulting in net proceeds of approximately $3.3 million after deducting for placement agent fees and offering expenses. In connection with the sale, the Company issued Series J warrants for 3,083,700 shares of common stock to the purchasers, and 26,432 Series J warrants to the placement agent. Each Series J warrant has an exercise price of $0.56 per share, and will expire five years from the date of issuance. The sale also triggered a reduction in the exercise price of 4,577,444 of the Company’s warrants to $0.505.

On January 16, 2014, the Company completed a public offering of 5,737,706 shares of the Company’s common stock at a price of $1.22 per share, resulting in net proceeds of approximately $6.4 million after deducting for placement agent fees and offering expenses. In connection with the offering, the Company issued Series A warrants for 2,868,853 shares of common stock and Series B warrants for 2,868,853 shares of common stock to the purchasers. Each Series A warrant has an exercise price of $1.22 per share, and will become exercisable nine months following the date of issuance and expire five years from the date of issuance. Each Series B warrant has an exercise price of $1.22 per share, and will become exercisable nine months following the date of issuance and expire 18 months from the date of issuance. In addition to the warrants issued to the purchasers, the Company also issued Series A warrants for an aggregate of 86,066 shares of common stock and Series B warrants for an aggregate of 86,066 shares of common stock to the placement agent as compensation for completing the offering. The warrants to the placement agent have the same terms, including exercise price, as the warrants issued to investors. The offering also triggered a reduction in the exercise price of 4,421,195 of the Company’s warrants to $1.22.

The Series A and B warrants contain provisions that could require the Company to settle the warrants in cash, and accordingly, have been classified as a liability. The fair value of the Series A and B warrants amounted to $2,283,092 and was determined based on the following assumptions using the Black-Scholes valuation model:

September 30, 2014
Stock Price	$1.23
Exercise Price	$1.22
Term in years	0.75 - 2.50
Volatility	43.06 - 79.86%
Annual rate of quarterly dividends	0%
Discount rate- bond equivalent yield	0.09 - 0.58%

On September 4, 2014, the Company and certain investors in the January 16, 2014 public offering discussed above amended the Securities Purchase Agreement to remove restrictions on the Company’s ability to issue securities involving a variable rate transaction, as therein defined. In addition, the same investors returned Series B Warrants to purchase, in the aggregate, 2,049,180 shares of the Company’s common stock for cancellation. In exchange for these concessions, the Company agreed to extend the expiration dates from January 16, 2019 to January 16, 2021 for Series A Warrants to purchase 2,049,180 shares of the Company’s common stock, and reduced the exercise price from $1.22 to $1.02.

On September 29, 2014, the Company and certain investors amended a Securities Purchase Agreement, dated as of February 13, 2009, to remove restrictions on the Company’s ability to issue securities involving a variable rate transaction, as therein defined. In exchange, the Company agreed to extend the expiration dates from February 13, 2016 to March 30, 2018 on Series D warrants to purchase 3,485,810 shares of the Company’s common stock, and revised the anti-dilution provision in the Series D warrants to include variable rate transactions.

The Company has granted options to purchase shares of common stock. The following is a summary of option award activity during the nine months ended September 30, 2014:

	Nine Months Ended September 30, 2014
	Total Stock Options Outstanding	Weighted Average Exercise Price per Share	Nonvested Stock Options	Weighted Average Grant Date Fair Value per Share
December 31, 2013	5,564,833	$4.14	594,479	$1.50
Granted	991,000	0.62	48,125	0.34
Vested	—	—	(96,875)	2.68
Exercised	—	—	—	—
Forfeited, Canceled	(755,919)	4.30	(113,750)	1.45

September 30, 2014	5,799,914	$3.52	431,979	$1.11

The following is a summary of outstanding stock options as of September 30, 2014:

	As of September 30, 2014
	Stock Options Outstanding	Vested Stock Options
Quantity	5,799,914	5,367,935
Weighted-average exercise price	$3.52	$3.69
Weighted Average Remaining Contractual Term (in Years)	6.60	6.43
Intrinsic value	$—	$—

For the nine months ended September 30, 2014 and 2013, the Company granted 991,000 and 898,604 stock options, respectively, with a weighted-average grant date fair value of $0.38 and $1.21 respectively. For the nine months ended September 30, 2014 and 2013, the total fair value of options vested was $261,283 and $858,037, respectively.

As of September 30, 2014, total compensation cost not yet recognized related to unvested stock options was $128,913. The Company expects to recognize this cost over a weighted average period of approximately 0.49 years.

6.  Warrants

In connection with sales of the Company’s common stock and the issuance of debt instruments, warrants were issued which presently have exercise prices ranging from $0.505 to $5.00. The warrants expire between one and seven years from the date of grant, and are subject to the terms applicable in each agreement. As of September 30, 2014, the Company had warrants outstanding that are exercisable up to 17,505,032 shares of common stock, with a weighted average exercise price of $1.69 per share. In addition, the Company has issued a warrant to Rusnano, our financial partner in Panacela that can only be exercised in the event Panacela defaults on a loan from Rusnano, the “Rusnano Warrant” and the “Rusnano Loan.” The maximum number of shares issuable under the Rusnano Warrant at the warrant’s termination date of December 31, 2016 is 1,059,992. If Panacela was in default under the loan at September 30, 2014, the shares issuable under the Rusnano Warrant would be 739,920. At September 30, 2014, Panacela was not in default of the Rusnano Loan.

7.  Noncontrolling Interests

On June 20, 2014, Bioprocess Capital Ventures, or BCV, our financial partner in Incuron, contributed 100.0 million Russian rubles (approximately $2.9 million) to Incuron, which increased its ownership interest from 40.78% to 46.06% and decreased CBLI’s ownership percentage from 59.22% to 53.94%. The effect of this change in CBLI’s ownership interest in Incuron on CBLI’s equity is shown on the consolidated statement of stockholders’ equity. On August 5, 2014, BCV contributed an additional approximately 80 million Russian rubles (approximately $2.3 million) to Incuron which increased its ownership interest from 46.06% to 49.99%. Additionally, BCV retains an option to purchase an additional 3.05% of Incuron from CBLI.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations and other portions of this filing contain forward-looking information that involves risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, and because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and in subsequent filings, including in Item 1A under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and in our Quarterly Report on Form 10-Q for the period ended June 30, 2014. Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, results of our research and development efforts and clinical trials, product demand, market acceptance and other factors discussed below and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the period ended June 30, 2014. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document. You should read this document with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we do not undertake any obligation to publicly update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of September 30, 2014, we held approximately $1.9 million in accrued expenses related to warrants to purchase common stock, which we classified as Level 3.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenue

Revenue decreased from $1.6 million for the three months ended September 30, 2013 to $0.4 million for the three months ended September 30, 2014, representing a decrease of $1.2 million, or 75%. We have received revenues from the United States Department of Defense, or DoD, The Ministry of Industry and Trade of the Russian Federation, or MPT, and the Skolkovo Foundation, or Skolkovo in the periods described. The revenues related to our contracts and grants are cost-based and vary as a direct function of the underlying contracted work, which varies between periods. For instance, both the DoD and Skolkovo contracts completed in the first half of 2014 and there were differences in the underlying research activities associated with the MPT contracts, which collectively resulted in decreased revenues for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. Differences between the periods are set forth in the following table:

		Three Months Ended Sept 30,
Funding Source	Program	2014	2013	Variance
DoD	MCS Contract	$—	$642,340	$(642,340)
MPT	CBLB612 Pre-clinical (1)	149,527	214,433	(64,906)
MPT	Entolimod Colorectal Cancer (1)	203,090	—	203,090
DoD	DTRA Contract	—	144,344	(144,344)

		352,617	1,001,117	(648,500)
Skolkovo	Curaxin research (1)	—	367,336	(367,336)
MPT	Xenomycins Pre-clinical (1)	—	267,147	(267,147)
MPT	Mobilan Pre-clinical (1)	62,509	—	62,509

		$415,126	$1,635,600	$(1,220,474)

(1)	The grants received from Russian government entities are denominated in Russian Rubles (RUB). The revenue above was calculated using average exchange rates for the periods presented.

We anticipate our revenue over the next year will continue to be derived mainly from government grants and contracts. We plan to submit or have submitted proposals for government grants and contracts to various funding sources that have awarded us grants and contracts in the past, but there can be no assurance that we will receive future funding awards. The following table sets forth information regarding our currently active grants and contracts:

				As of September 30, 2014
Funding Source	Program	Total Award Value	Funded Award Value	Cumulative Revenue Recognized	Funded Backlog	Unfunded Backlog
MPT	CBLB612 Pre-clinical (1)	$3,947,547	$2,825,338	$2,201,306	$624,032	$1,122,209
MPT	Entolimod Colorectal Cancer (1)	3,998,081	2,987,585	1,264,918	1,722,667	1,010,496

		7,945,628	5,812,923	3,466,224	2,346,699	2,132,705
MPT	Xenomycins Pre-clinical (1)	4,156,069	3,178,579	2,188,395	990,184	977,490
MPT	Mobilan Pre-clinical (1)	4,042,491	3,031,995	1,621,616	1,410,379	1,010,496

		$16,144,188	$12,023,497	$7,276,236	$4,747,261	$4,120,691

(1)	Indicates contracts received from Russian government entities are denominated in Russian Rubles (RUB). The contract values above are calculated based on the cumulative revenue recognized to date plus our backlog valued at the September 30, 2014 exchange rate.

Research and Development Expenses

Research and development, or R&D, expenses decreased from $4.2 million for the three months ended September 30, 2013 to $2.1 million for the three months ended September 30, 2014, representing a decrease of $2.1 million, or 50%. $0.8 million of this net decrease related to reduced utilization of third-party vendors including reductions of $0.9 million for entolimod for a biodefense indication, $0.2 million for Panacela compounds which were partially offset by increases of $0.2 million for entolimod for oncology applications and $0.1 million for Curaxin compounds. Compensation expense decreased by $1.1 million, primarily attributable to personnel transferred to Buffalo BioLabs, LLC in the fourth quarter of 2013. Reduced facilities and travel costs accounted for $0.2 million of the decrease. The following table sets forth our R&D expenses by drug product candidate:

	Three Months Ended September 30,
	2014	2013	Variance
Entolimod for Biodefense Applications	$706,403	$2,333,946	$(1,627,543)
Entolimod for Oncology Indications	409,028	122,472	286,556
CBLB612	129,380	223,781	(94,401)

	1,244,811	2,680,199	(1,435,388)
Curaxins	750,222	951,472	(201,250)
Panacela product candidates	73,212	573,567	(500,355)

Total research & development expenses	$2,068,245	$4,205,238	$(2,136,993)

General and Administrative Expenses

General and administrative, or G&A, expenses decreased from $3.3 million for the three months ended September 30, 2013 to $1.8 million for the three months ended September 30, 2014, representing a decrease of $1.5 million, or 45%. $0.8 million of the reduction was due to a reduction in costs related to our personnel and consultants, of which $0.4 million relates to cash compensation and $0.4 million relates to non-cash compensation. $0.3 million was due to a reduced usage of outside professionals. In addition, $0.4 million was due to one-time charges in 2013 associated with the execution of a bank guarantee at Biolab 612 and a non-cash idle facilities reserve.

Other Income and Expenses

Other income (expense) decreased from $1.2 million of other net income for the three months ended September 30, 2013 to $1.2 million of other net expense for the three months ended September 30, 2014, representing an expense increase of $2.4 million, or 200%. $2.0 million of the expense increase was primarily attributable to changes in the value of our warrant liability.$0.2 million related to interest expense associated with our loan from Hercules, which was not outstanding during the three months ended September 30, 2013, and $0.2 million expense due to foreign exchange losses.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenue

Revenue decreased from $4.6 million for the nine months ended September 30, 2013 to $2.3 million for the nine months ended September 30, 2014, representing a decrease of $1.9 million, or 50%. In these periods, we received revenues associated with our contracts and/or grants from DoD, MPT, and Skolkovo. The revenues related to our contracts and grants are cost-based and vary as a direct function of the underlying contracted work, which varies between periods. For instance, both the DoD and Skolkovo contracts completed in the first half of 2014 and there were differences in the underlying research activities associated with the MPT contracts, which collectively resulted in decreased revenues for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The revenue differences related to our contracts and grants between the periods are set forth in the following table:

		Nine Months Ended September 30,
Funding Source	Program	2014	2013	Variance
DoD	MCS Contract	$23,390	$1,313,784	$(1,290,394)
MPT	CBLB612 Pre-clinical (1)	247,166	877,222	(630,056)
MPT	Entolimod Colorectal Cancer (1)	327,419	—	327,419
DoD	DTRA Contract	—	511,000	(511,000)

		597,975	2,702,006	(2,104,031)
Skolkovo	Curaxin research (1)	1,000,770	1,272,449	(271,679)
MPT	Xenomycins Pre-clinical (1)	28,605	641,879	(613,274)
MPT	Mobilan Pre-clinical (1)	684,117	—	684,117

		$2,311,467	$4,616,334	$(2,304,867)

(1)	The grants received from Russian government entities are denominated in Russian Rubles (RUB). The revenue above was calculated using average exchange rates for the periods presented.

Research and Development Expenses

R&D expenses decreased from $14.9 million for the nine months ended September 30, 2013 to $6.8 million for the nine months ended September 30, 2014, representing a decrease of $8.1 million, or 54%. $3.8 million of this net decrease related to reduced utilization of third-party vendors including reductions of $2.6 million for entolimod for a biodefense indication, $0.7 million for Panacela compounds, $0.6 million for Curaxin compounds, and $0.3 million for CBLB612, which were partially offset by a $0.4 million increase in entolimod for oncology applications. In addition, compensation expense decreased by $3.5 million primarily attributable to personnel transferred to Buffalo BioLabs, LLC in the fourth quarter of 2013. Of the $3.5 million in reduced compensation expense, $3.2 million relates to cash compensation and $0.3 million relates to non-cash compensation. Reduced facilities and travel costs accounted for $0.8 million of the net decrease. The following table sets forth our R&D costs by drug candidate:

	Nine months Ended September 30, 2014
	2014	2013	Variance
Entolimod for Biodefense Applications	$2,655,563	$7,384,265	$(4,728,702)
Entolimod for Oncology Indications	1,009,114	373,302	635,812
CBLB612	325,215	1,011,794	(686,579)

	3,989,892	8,769,361	(4,779,469)
Curaxins	1,907,068	3,647,963	(1,740,895)
Panacela product candidates	935,281	2,492,558	(1,557,277)

Total research & development expenses	$6,832,241	$14,909,882	$(8,077,641)

General and Administrative Expenses

G&A expenses decreased from $9.8 million for the nine months ended September 30, 2013 to $6.5 million for the nine months ended September 30, 2014, representing a decrease of $3.3 million, or 34%. $2.0 million of the reduction was due to a reduction in costs related to our personnel and consultants, of which $1.0 million relates to cash compensation and $1.0 million relates to non-cash compensation. $0.7 million was due to a reduced usage of outside professionals. In addition, $0.4 million was due to one-time charges in 2013 associated with the execution of a bank guarantee at Biolab 612 and a non-cash idle facilities reserve. Travel expenses decreased by $0.2 million.

Other Income and Expenses

Other income (expense) decreased from $0.8 million of other net income for the nine months ended September 30, 2013 to $0.3 million of other net income for the nine months ended September 30, 2014, representing an expense increase of $0.5 million, or 38%. The decrease was primarily attributable to $1.3 million expense related to interest expenses associated with our loan from Hercules, which was not outstanding during the three months ended September 30, 2013, and $0.4 million expense due to foreign exchange losses partially offset by a $1.2 million gain attributable to changes in the value of our warrant liability.

Liquidity and Capital Resources

We have incurred net losses of $145.2 million from our inception through September 30, 2014. Historically, we have not generated, and do not expect to generate in the immediate future, revenue from sales of product candidates. Since our founding in 2003, we have funded our operations through a variety of means:

•	Through September 30, 2014, we have raised $117.5 million of net equity capital, including amounts received from the exercise of options and warrants. We have also received $5.8 million in net proceeds from the issuance of long-term debt instruments.

•	DoD and the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services, or BARDA, have funded grants and contracts totaling $44.6 million for the development of entolimod for biodefense indication;

•	Since 2012, entities affiliated with Russia have awarded us contracts totaling $20.8 million, through a series of awards of approximately $4.0 million each. All awards are valued based on revenue recognized to date, with the remaining backlog valued at the September 30, 2014 exchange rate. These contracts include a requirement for us to contribute matching funds, which are satisfied with both the value of developed intellectual property at the time of award, incurred development expenses and future expenses.

•	We have been awarded $4.0 million in grant and contracts not described above, all of which has been recognized at September 30, 2014.

•	Incuron was formed to develop and commercialize our Curaxins product line, including our lead oncology drug candidate CBL0137. BCV committed to contribute up to $17.0 million (based on the current dollar-ruble exchange rate) of funding as development milestones were accomplished. As of the date of this filing, Incuron had received all committed funding from BCV.

•	Panacela was formed to develop and commercialize preclinical compounds, which were transferred to Panacela through assignment and lease agreements. Open Joint Stock Company “Rusnano” contributed $9.0 million at formation and has options to contribute up to $15.5 million of additional funding. CBLI contributed $3.0 million plus intellectual property at formation and has an option to contribute additional capital based on agreed-upon terms.

At September 30, 2014, we had cash, cash equivalents and short-term investments of $9.1 million. Of that total, $4.2 million was restricted for the use of majority-owned subsidiaries, leaving $4.9 million available for general use. Furthermore, Panacela and Biolab 612 collectively had $2.4 million of restricted cash held for performance bonds in connection with their respective MPT grants, which are classified as long-term assets.

Operating Activities

Net cash used in operations decreased by $7.6 million to $11.3 million for the nine months ended September 30, 2014 from $18.9 million for the nine months ended September 30, 2013. After adjusting for non-cash items, the net loss decreased by $6.8 million, while changes in working capital provided cash and cash equivalents of $0.8 million between the periods.

Investing Activities

Net cash provided by investing activities decreased by $1.8 million to ($1.1) million for the nine months ended September 30, 2014, from $0.7 million for the nine months ended September 30, 2013. The $1.8 million decrease was attributable to an increased use of cash for investment in short-term securities offset by a one-time $1.4 million restriction of cash which occurred in the nine months ended September 30, 2013.

Financing Activities

Cash flows provided by financing activities increased by $3.5 million to $10.8 million for the nine months ended September 30, 2014, as compared to $7.3 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014 the company raised $9.7 million, net of offering costs, through the sale of equity securities, $5.1 million through an equity investment by BCV in Incuron and repaid $4.0 million of debt owed to Hercules.

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

Impact of Exchange Rate Fluctuations

Our reported financial results are affected by changes in foreign currency exchange rates, primarily exchange rate fluctuations between the U.S. dollar and the Russian ruble. Given a 20.6% variance in this exchange rate between January 1, 2014 and September 30, 2014, we have recorded higher than usual foreign exchange translation and transaction losses during the nine months ended September 30, 2014. Translation gains or losses result primarily from the impact of exchange rate fluctuations on the reported U.S. dollar equivalent of ruble denominated cash and cash equivalents, restricted cash and short-term investments.

Variances in the exchange rate for these items have not been realized, as such the resulting gains or losses are recorded as Other Comprehensive Income in the equity section of the balance sheet. Transaction gains or losses result from cross-currency transactions. The most significant transactions of this nature are U.S. dollar payments made by Incuron to further the development of CBLB0137’s development in the U.S. At September 30, 2014, the Company held approximately 143 million rubles in cash and cash equivalents, 50 million rubles in short-term investments and 96 million rubles in restricted cash. For these items, a 10% change in the U.S. dollar to Russian ruble foreign exchange rate would yield a $0.7 million variance in purchasing power. As noted in Note 7 to the Financial Statements, we believe BCV will exercise their option to assume a majority equity position in Incuron during the fourth quarter of 2014. As a result, we expect the volume of our cross-currency transactions to decrease in the near future. Other foreign exchange transactions among CBLI and its subsidiaries are typically not material.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first nine months of 2014. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.  Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2014. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1.  Legal Proceedings

On February 20, 2014, Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd., two purchasers in the January 2014 sale of securities, brought suit in the U.S. District Court for the Southern District of New York against the Company in an action captioned Sabby Healthcare Volatility Master Fund, Ltd. v. Cleveland BioLabs, Inc., No. 14-cv-1055 (S.D.N.Y.). On May 12, 2014, CBLI filed a motion to dismiss the federal court action. On June 13, 2014, the plaintiffs voluntarily dismissed the federal court action without prejudice and filed a substantially similar complaint in New York state court captioned Sabby Healthcare Volatility Master Fund, Ltd. v. Cleveland BioLabs, Inc., No. 651817-2014 (N.Y.Sup.Ct.). On September 4, 2014, CBLI entered into a settlement agreement with the plaintiffs who withdrew their claims without compensation from the Company, and the Company has agreed to waive any claims for legal fees and expenses from the plaintiffs. The parties exchanged mutual releases of liability. See “Part II, Item 1. Legal Proceedings” in our Quarterly Report of Form 10-Q for the quarter ended June 30, 2014 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 for additional information.

Item 1A.  Risk Factors

We have marked with an asterisk those risk factors that reflect material changes from the risk factors previously discussed in our Annual Report on Form 10-K for the fiscal year period ended December 31, 2013.

RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

*We will require substantial additional financing in order to meet our business objectives.

Since our inception, most of our resources have been dedicated to the pre-clinical and clinical development of our product candidates. In particular, we are currently conducting multiple clinical trials of our product candidates, each of which will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future developing our pre-clinical and clinical product candidates. These expenditures will include costs associated with research and development, conducting pre-clinical and clinical studies, obtaining regulatory approvals and products from third-party manufacturers, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. For example, if one of our subsidiaries faces insolvency, we may elect to make additional capital contributions to fund its operations and any such cash contributions will reduce cash available for our business. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts of capital necessary to successfully complete the development and commercialization of our product candidates.

As of September 30, 2014, our cash, cash equivalents and short-term investments amounted to $9.2 million. We believe that our existing cash, cash equivalents and marketable securities will allow us to fund our operating plan into the first quarter of 2015.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our total capital requirements. Our future capital requirements depend on many factors, including:

•	the number and characteristics of the product candidates we pursue;

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting pre-clinical and clinical studies;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the cost of commercialization activities for any of our product candidates that are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our product candidates and any products we successfully commercialize;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	whether we realize the full amount of any projected cost savings associated with our strategic restructuring;

•	the occurrence of a breach or event of default under our loan agreement with Hercules or under any other agreements with third parties;

•	the success of any pre-EUA submission we make with the FDA; and

•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.

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

We may require additional capital beyond our currently forecasted amounts and additional funds may not be available when we need them, on terms that are acceptable to us, or at all. In particular, the decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. In addition, the variable rate clauses associated in many of our stock purchase and warrant agreements that prohibit certain types of capital raising activities for certain periods of time and pledge of assets in our loan and security agreement with Hercules may inhibit our ability to attract future investors and/or lenders. Pursuant to the Securities Purchase Agreement dated June 17, 2014, we will also need to obtain investor consent for any issuance of common stock through December 17, 2014 at a price per share below $0.5675 and this consent right may delay or prevent us from obtaining necessary financing. Additionally, our corporate structure, including the ownership of several of our product candidates in our non-wholly owned subsidiaries, may deter third parties from entering into collaboration and licensing arrangements with us. If we fail to raise sufficient additional financing, on terms and dates acceptable to us, we may not be able to continue our operations and the development of our product candidates, and may be required to reduce staff, reduce or eliminate research and development, slow the development of our product candidates, outsource or eliminate several business functions or shut down operations.

*We have a history of operating losses. We expect to continue to incur losses and may not continue as a going concern.

We have incurred net losses of approximately $9.6 million and $145.2 million for the nine months ended September 30, 2014 and since inception, respectively. We expect significant losses to continue for the next few years as we spend substantial sums on the continued research and development of our proprietary product candidates. There is no certainty that we will ever become profitable as a result of these expenditures. As a result of losses that will continue throughout our development stage, we may exhaust our financial resources and be unable to complete the development of our product candidates.

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

In September 2013, we entered into a loan and security agreement with Hercules Technology II, L.P., or Hercules, under which we borrowed $6.0 million. The current interest rate is 10.45%, with the initial 12 months of the facility requiring interest only payments and the following 30 months requiring interest and principal payments. The loan matures on January 1, 2017. Since entering into the agreement with Hercules and prior to a $4.0 million principal payment in June 2014 (described above in Note 4 to our Consolidated Financial Statements), we had been making monthly interest-only payments to Hercules of approximately $54,000 per month. We plan to continue making interest-only payments at a reduced rate of $18,000 per month until November 2014 when our payments will increase to approximately $76,000 per month, with a principal and interest payment of approximately $205,000 due in January 2017. As of September 30, 2014, the outstanding principal owed to Hercules was $2.0 million. Additionally, upon termination of the loan, we will also owe Hercules an end-of-term fee of $550,000. We granted Hercules a first priority security interest in substantially all of our assets, with the exception of (i) our intellectual property, where the security interest is limited to proceeds of intellectual property, and (ii) following the June 2014 loan paydown of $4.0 million, our equity interest in Incuron.

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

Our product candidates range from ones currently in the research stage to ones currently in the clinical stage of development and all require further testing to determine their technical and commercial viability. Our success will depend on our ability to achieve scientific, clinical and technological advances and to translate such advances into reliable, commercially competitive products on a timely basis. In addition, the success of our subsidiaries will depend on their ability to meet developmental milestones in a timely manner or to fulfill certain other development requirements under contractual agreements, which are pre-requisites to their receipt of additional funding from their non-controlling interest holders or the government agency funding their government contracts. Products that we may develop are not likely to be commercially available for several years. The proposed development schedules for our products may be affected by a variety of factors, including, among others, technological difficulties, proprietary technology of others, the government approval process, the availability of funds, disagreements with our subsidiaries’ financial partners, and changes in government regulation, many of which will not be within our control. Any delay in the development, introduction or marketing of our products could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects and the unproven technology involved, we may not be able to complete successfully the development or marketing of any products.

We may fail to develop and commercialize some or all of our products successfully or in a timely manner because:

•	pre-clinical or clinical study results may show the product to be less effective than desired (e.g., the study failed to meet its primary objectives) or to have harmful or problematic side effects;

•	we fail to receive the necessary regulatory approvals or there is a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies, length of time to achieve study endpoints, additional time requirements for data analysis or a pre-EUA, NDA or BLA preparation, discussions with the FDA, an FDA request for additional pre-clinical or clinical data or unexpected safety or manufacturing issues;

•	we fail to receive funding for the development of one or more of our products;

•	they fail to conform to a changing standard of care for the diseases they seek to treat;

•	they are less effective or more expensive than current or alternative treatment methods;

•	of manufacturing costs, pricing or reimbursement issues, or other factors that make the product not economically feasible;

•	one or more of our financial partners in our subsidiaries and us do not agree on the development strategy of our products; or

•	proprietary rights of others and their competing products and technologies may prevent our product from being commercialized.

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

Before obtaining required regulatory approvals for the commercial sale of any of our product candidates, we must conduct extensive pre-clinical and clinical studies to demonstrate that our product candidates are safe and clinical or animal trials to demonstrate the efficacy of our product candidates. Pre-clinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials or animal efficacy studies will be successful and interim results of a clinical trial or animal efficacy study does not necessarily predict final results. In addition, we must outsource our clinical trials and our animal studies required to obtain regulatory approval of our products. We are not certain that we will successfully or promptly finalize agreements for the conduct of these studies. Delay in finalizing such agreements would delay the commencement of our pre-clinical and clinical studies, such as animal efficacy studies for entolimod’s biodefense indication and clinical trials of entolimod, CBLB612 and CBL0137 for oncology indications. In addition, we are seeking FDA agreement on the scope and design of our pivotal animal efficacy and human safety program for entolimod’s biodefense indication. Delay in agreement with the FDA on this program will delay conduct of the pivotal animal efficacy and human safety studies.

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

In addition, a failure of one or more of our clinical trials or animal studies can occur at any stage of testing and such failure could have a material adverse effect on our ability to generate revenue and could require us to reduce the scope of or discontinue our operations. We may experience numerous unforeseen events during, or as a result of, pre-clinical testing and the clinical trial or animal study process that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

•	Regulators or institutional review boards, or IRBs, may not authorize us to commence a clinical trial, conduct a clinical trial at a prospective trial site or continue a clinical trial following amendment of a clinical trial protocol or an institutional animal care and use committee, or IACUC, may not authorize us to commence an animal study at a prospective study site;

•	We may decide, or regulators may require us, to conduct additional pre-clinical or clinical studies, or we may abandon projects that we expect to be promising, if our pre-clinical tests, clinical trials or animal efficacy studies produce negative or inconclusive results;

•	We might have to suspend or terminate our clinical trials if the participants are being exposed to unacceptable safety risks;

•	Regulators or IRBs may require that we hold, suspend or terminate clinical development for various reasons, including noncompliance with regulatory requirements or if it is believed that the clinical trials present an unacceptable safety risk to the patients enrolled in our clinical trials;

•	The cost of our clinical trials or animal studies could escalate and become cost prohibitive;

•	Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable;

•	We may not be successful in recruiting a sufficient number of qualifying subjects for our clinical trials or certain animals used in our animal studies or facilities conducting our studies may not be available at the time that we plan to initiate a study;

•	The effects of our product candidates may not be the desired effects, may include undesirable side effects, or the product candidates may have other unexpected characteristics; and

•	Our collaborators that conduct our clinical or pivotal animal studies could go out of business and not be available for FDA inspection when we submit our product for approval.

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

As of September 30, 2014, we owned 50.01% of the equity interests in Incuron and 54.6% of the equity interests in Panacela. These subsidiaries have significant non-controlling interest holders, including holders that are funds regulated by the Russian government. As such, we share ownership and management of our subsidiaries with one or more parties who may not have the same goals, strategies, priorities or resources as we do. Additionally, BCV has the right to procure an additional 3.05% interest in Incuron from CBLI. We received notice of funding from BCV in the third quarter of 2014 and we expect the transfer to be effected in the fourth quarter of 2014, after which they will have majority control of the equity ownership.

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

We expect that, during the fourth quarter of 2014, BCV will gain majority control of Incuron. In addition to this equity control change, the notice of funding by BCV to Incuron during the third quarter of 2014 triggered certain changes in the governance of Incuron, including the director voting rights of each party. Following the funding, we and Bioprocess Capital Partners, LLC, or BCP, an affiliate fund of BCV, each have a right to appoint two directors to the board of directors of Incuron and the fifth director is to be nominated by a majority of the CBLI and BCP directors voting together, provided that a BCP director shall have the deciding vote in the event of a tie. Although, we have retained certain supermajority voting rights with regard to the key controls of Incuron, including approval of the business plan and any amendments thereto, material deviations from the business plan, and certain other strategic decisions, it is possible that we will not have actual control over Incuron or over the development of CBL0137, our lead oncology product candidate. Thus, we may need to make certain concessions with regard to the development plan that we would not otherwise make or the development plan may be changed without our consent.

Panacela is in need of additional financial resources. If additional financial resources are not received within the near term, Panacela may be unable to pay their obligations as they become due and be unable to continue operations. Rusnano, one of the co-owners of Panacela has an option, but not the obligation, to make additional investments in Panacela up to $15.5 million. Additionally, management is pursuing other sources of additional financing. If Panacela does not receive additional financing and is unable to continue operations, it may cause us to experience a material adverse effect on our business, financial condition and results of operations.

*If parties on whom we rely to manufacture our product candidates do not manufacture them in satisfactory quality, in a timely manner, in sufficient quantities or at an acceptable cost, clinical development and commercialization of our product candidates could be delayed.

We do not own or operate manufacturing facilities. Consequently, we rely on third parties as sole suppliers of our product candidates. We do not expect to establish our own manufacturing facilities and we will continue to rely on third-party manufacturers to produce supplies for pre-clinical, clinical and pivotal animal studies and for commercial quantities of any products or product candidates that we market or may supply to our collaborators. We also rely on third parties as sole providers of certain testing of our products. Our dependence on third parties for the manufacture and testing of our product candidates may adversely affect our ability to develop and commercialize any product candidates on a timely and competitive basis.

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

RISKS RELATING TO REGULATORY APPROVAL

*We may not be able to obtain regulatory approval in a timely manner or at all and the results of future clinical trials and pivotal efficacy studies may not be favorable.

The testing, marketing and manufacturing of any product for use in the United States will require approval from the FDA. We cannot predict with any certainty the amount of time necessary to obtain FDA approval and whether any such approval will ultimately be granted. Obtaining approval for products requires testing in animals and human subjects of substances whose effects on humans are not fully understood or documented. Pre-clinical studies or clinical trials may reveal that one or more products are ineffective or unsafe, in which event, further development of such products could be seriously delayed, terminated or rendered more expensive.

In addition, we expect to rely on an FDA regulation known as the “Animal Rule” to obtain approval for entolimod’s biodefense indication. The Animal Rule permits the use of animal efficacy studies together with human clinical safety trials to support an application for marketing approval of products when human efficacy studies are neither ethical nor feasible. These regulations are relatively new and we have limited experience in the application of these rules to the product candidates that we are developing. As such, we cannot predict the time required for them to confirm the relevant rules, or the scope thereof. Additionally, we may submit an application with the FDA for pre-EUA, so that entolimod may be used in an emergency situation. If and when we provide the FDA with the data to support a pre-EUA for entolimod’s biodefense indication we cannot guarantee that the FDA will review the data in a timely manner, or that the FDA will accept the data when reviewed. The FDA may decide that our data are insufficient for pre-EUA or BLA approval and require additional pre-clinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products. If we are not successful in completing the development, licensure and commercialization of entolimod for its biodefense indication, or if we are significantly delayed in doing so, our business will be materially harmed.

The receipt of FDA approval may be delayed for reasons other than the results of pre-clinical studies and clinical trials. For example, in 2011, the IND application for entolimod’s biodefense indication was transferred within the FDA from the Division of Biologic Oncology Products, or DBOP, to the Division of Medical Imaging Products, or DMIP. As a result of this transfer, we requested and participated in nine meetings with DMIP during 2011-2014 to review the product mechanisms of action, safety profile and preliminary estimation of an effective human dose. DMIP has agreed on the scope and design of the proposed pivotal animal efficacy program and has acknowledged that specific cytokines do play an important role in entolimod’s mechanism of action and, as such, can be used as biomarkers for animal-to-human dose-conversion. DMIP has also provided advice on the design of the remaining program needed for BLA submission. However, we are still in the process of reaching an agreement with FDA on the certain elements of the design of our remaining clinical studies for entolimod. There can be no guarantee that we will reach a satisfactory agreement in a timely manner, or at all, or that DMIP will not request any additional information related to our pre-clinical or clinical programs.

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

We intend to market our product candidates, including specifically the product candidates being developed by our subsidiaries, in the United States, Russia and other countries and regulatory jurisdictions. In order to market our product candidates in the United States, Russia and other jurisdictions, we must obtain separate regulatory approvals in each of these countries and territories. The procedures and requirements for obtaining marketing approval vary among countries and regulatory jurisdictions and may involve additional clinical trials or other tests. In addition, we do not have in-house experience and expertise regarding the procedures and requirements for filing for and obtaining marketing approval for drugs in countries outside of the United States, Europe and Japan and may need to engage and rely upon expertise of third parties when we file for marketing approval in countries outside of the United States, Europe and Japan. Also, the time required to obtain approval in markets outside of the United States may differ from that required to obtain FDA approval, while still including all of the risks associated with obtaining FDA approval. We may not be able to obtain all of the desirable or necessary regulatory approvals on a timely basis, if at all. Approval by a regulatory authority in a particular country or regulatory jurisdiction, such as the FDA in the United States or the Roszdravnadzor in Russia, does not ensure approval by a regulatory authority in another country.

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

*Any pre-EUA submission we make to the FDA may not be successful and, even if such submission is successful, it may not accelerate BLA approval of entolimod or result in any purchase by the U.S. government for this product.

In July 2014, we met with the FDA regarding human dose-conversion of entolimod and based on the results of that meeting, we plan to submit a pre-EUA application in the first half of 2015 in order to inform and expedite the FDA’s issuance of an EUA, should one become necessary in the event of an emergency. The FDA does not have review deadlines with respect to pre-EUA submissions and, therefore, the timing of any approval of a pre-EUA submission is uncertain. If we submit a pre-EUA, the FDA may decide not to accept the data or may decide that our data are insufficient for pre-EUA. The FDA may require additional pre-clinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products. Additionally, an acceptance of our pre-EUA submission will not guarantee, and may not accelerate, BLA approval of entolimod as a radiation countermeasure. Further, even if our pre-EUA submission is authorized, there is no guarantee that such authorization will lead to procurement by the United States or other governments or any additional development funding as it is possible that the United States or other government may not be interested in our product or our proposed terms of sale for any number of reasons including, but not limited to, lack of available funding, potential lack of government co-sponsorship of our pre-EUA, perceptions about the safety and effectiveness of entolimod, the storage requirements for entolimod or one of our competitors receiving pre-EUA authorization for their product. If we are not successful in partnering entolimod or completing the development, licensure and commercialization of entolimod for its biodefense indication use, or if we are significantly delayed in doing so, our business may be materially harmed.

Even if our drug candidates obtain regulatory approval, we will be subject to on-going government regulation.

Even if our drug candidates obtain regulatory approval, our products will be subject to continuing regulation by the FDA, including record keeping requirements, submitting periodic reports to the FDA, reporting of any adverse experiences with the product and complying with Risk Evaluation and Mitigation Strategies and drug sampling and distribution requirements. In addition, updated safety and efficacy information must be maintained and provided to the FDA. We or our collaborative partners, if any, must comply with requirements concerning advertising and promotional labeling, including the prohibition against promoting non-FDA approved or “off-label” indications or products. Failure to comply with these requirements could result in significant enforcement action by the FDA, including warning letters, orders to pull the promotional materials and substantial fines.

After FDA approval of a product, the discovery of problems with a product or its class, or the failure to comply with requirements may result in restrictions on a product, manufacturer or holder of an approved marketing application. These include withdrawal or recall of the product from the market or other voluntary or FDA-initiated action that could delay or prevent further marketing. Newly discovered or developed safety or effectiveness data, including from other products in a therapeutic class, may require changes to a product’s approved labeling, including the addition of new warnings and contraindications. Also, the FDA requires post-market clinical testing of products approved under the Animal Rule at the time of a declared emergency and may require post-market clinical testing of other products. They may also require surveillance to monitor the product’s safety or efficacy to evaluate long-term effects. It is also possible that rare but serious adverse events not seen in our drug candidates may be identified after marketing approval. This could result in withdrawal of our product from the market.

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

Grant and contract revenue from the U.S. government accounted for 1.0% and 48.1% of our revenue for the nine months ended September 30, 2014 and 2013, respectively.

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

We have submitted or plan to submit applications for funding of various research studies of our product candidates to the U.S. and other governments. There is no guarantee that any proposals that we have or plan to submit will be funded even if we receive positive reviews of such proposals as funding by the government is highly competitive and limited to the availability of funds. Failure to receive funding from U.S. and other government sources for the development of our product candidates could impair our ability to fund the development programs for our product candidates and thus could result in delays in development, or even stopping of development, of certain indications for our product candidates.

Our biodefense product candidate, entolimod, faces significant competition for U.S. government funding for both development and procurement of medical countermeasures for biological, chemical and nuclear threats, diagnostic testing systems and other emergency preparedness countermeasures. In addition, we may not be able to compete effectively if entolimod does not satisfy procurement requirements of the U.S. government with respect to biodefense products. Our opportunities to succeed in the biodefense industry could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects, are more convenient or are less expensive than any products that we may develop.

*U.S. government agencies have special contracting requirements, which create additional risks.

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

U.S. government contracts typically contain unfavorable termination provisions and are subject to audit by the government at its sole discretion even after the end of the period of performance under the contract, which subjects us to additional risks. These risks include the ability of the U.S. government to unilaterally:

•	Suspend or prevent us for a set period of time from receiving new contracts or extending issued contracts based on violations or suspected violations of laws or regulations;

•	Terminate our contracts after issuance;

•	Reduce the scope and value of our issued contracts;

•	Audit and object to our contract-related costs and fees, including allocated indirect costs;

•	Control and potentially prohibit the export of our products; and

•	Change certain terms and conditions in our contracts.

Pursuant to our government contracts, we were generally permitted to retain title to any patentable invention or discovery made while performing the contract. However, the U.S. government is generally entitled to receive a non-exclusive, non-transferable, irrevocable, paid-up license to the subject inventions throughout the world. In addition, our government contracts have generally provided that the U.S. government retains unlimited rights in the technical data produced under such government contract.

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

The manufacture and sale of any products developed by us may involve the use of processes, products or information, the rights to certain of which are owned by others. Although we have obtained exclusive licenses for our product candidates from The Cleveland Clinic Foundation, Roswell Park Cancer Institute and Children’s Cancer Institute Australia with regard to the use of patent applications as described above and certain processes, products and information of others, these licenses could be terminated or expire during critical periods and we may not be able to obtain licenses for other rights that may be important to us, or, if obtained, such licenses may not be obtained on commercially reasonable terms. Furthermore, some of our product candidates require the use of technology licensed from multiple third parties, each of which is necessary for the development of such product candidates. If we are unable to maintain and/or obtain licenses, we may have to develop alternatives to avoid infringing upon the patents of others, potentially causing increased costs and delays in product development and introduction or precluding the development, manufacture or sale of planned products. Additionally, the patents underlying any licenses may not be valid and enforceable. To the extent any products developed by us are based on licensed technology, royalty payments on the licenses will reduce our gross profit from such product sales and may render the sales of such products uneconomical.

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

The biopharmaceutical industry is characterized by rapid and significant technological change. Our success will depend on our ability to develop and apply our technologies in the design and development of our product candidates and to establish and maintain a market for our product candidates. In addition, there are many companies, both public and private, including major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions engaged in developing pharmaceutical and biotechnology products. Many of these companies have substantially greater financial, technical, research and development resources and human resources than us. Competitors may develop products or other technologies that are more effective than those that are being developed by us or may obtain FDA or other governmental approvals, including pre-EUA authorization, for products more rapidly than us. If we commence commercial sales of products, we still must compete in the manufacturing and marketing of such products, areas in which we have no experience.

*Our growth could be limited if we are unable to attract and retain key personnel and consultants.

We have limited experience in filing and prosecuting regulatory applications to obtain marketing approval from the FDA or other regulatory authorities. The loss of services of one or more of our key employees or consultants could have a negative impact on our business or our ability to expand our research, development and clinical programs. We depend on our scientific and clinical collaborators and advisors, all of whom have outside commitments that may limit their availability to us. In addition, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled scientific, managerial and marketing personnel, particularly as we expand our activities in clinical trials, the regulatory approval process, external partner solicitations and sales and manufacturing. We routinely enter into consulting agreements with our scientific and clinical collaborators and advisors, opinion leaders and academic scientists in the ordinary course of our business. We also enter into contractual agreements with physicians and institutions who recruit patients into our clinical trials on our behalf in the ordinary course of our business. In addition, we may face additional challenges in retaining our existing senior management and key employees and recruiting new employees to join our company as our business needs change. We face significant competition for this type of personnel and for employees from other companies, research and academic institutions, government entities and other organizations. We cannot predict our success in hiring or retaining the personnel we require for continued growth.

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

*Political or social factors may delay or impair our ability to market our products.

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

We hope to receive funding from U.S. or foreign government agencies for the development of entolimod and our products. Changes in government budgets and agendas, however, have previously resulted in termination of our contract negotiations and may, in the future, result in future funding being decreased and de-prioritized. Furthermore, we cannot be certain of the timing of any future funding and substantial delays or cancellations of funding could result from protests or challenges from third parties. If the U.S. government fails to continue to adequately fund our R&D programs, we may be unable to generate sufficient revenues to continue development of entolimod or continue of our other operations. Similarly, if our pre-EUA submission for entolimod is authorized by the FDA or we develop another product candidate that is approved by the FDA, but the U.S. government does not place sufficient orders for this product, our future business may be harmed.

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

The market price of our common stock has historically experienced and may continue to experience significant volatility. From third quarter 2013 through third quarter 2014, the market price of our common stock, which is listed on the NASDAQ Capital Market, fluctuated from a high of $1.67 per share in the second quarter of 2013 to a low of $0.38 in the third quarter of 2014. The listing of our common stock on the NASDAQ Capital Market does not assure that a meaningful, consistent and liquid trading market will exist, and in recent years, the market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility in addition to volatility caused by the occurrence of industry and company specific events. Factors that could cause fluctuations include, but are not limited to, the following:

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

*We have received a delisting notice from the NASDAQ Stock Market. Our common stock may be involuntarily delisted from trading on the NASDAQ Capital Market if we fail to regain compliance with the minimum closing bid price requirement of $1.00 per share or fail to maintain compliance with any other continued listing requirement. A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing.

The quantitative listing standards of the NASDAQ Stock Market, or NASDAQ, require, among other things, that listed companies maintain a minimum closing bid price of $1.00 per share. We failed to satisfy this threshold for 30 consecutive trading days and on March 10, 2014, we received a letter from NASDAQ indicating that we have been provided an initial period of 180 calendar days, or until September 8, 2014, in which to regain compliance. On September 9, 2014 we received an additional 180 day compliance period that will end on March 9, 2015. If we do not regain compliance by March 9, 2014 the NASDAQ staff will provide written notice that our common stock is subject to delisting. To regain compliance with this listing requirement, we may be required to conduct a reverse split of our common stock.

In addition to the minimum closing bid price requirement, we are required to comply with certain NASDAQ continued listing requirements, including a series of financial tests relating to shareholder equity, public float, and number of market makers and shareholders. If we fail to maintain compliance with any of those requirements, our common stock could be delisted from NASDAQ’s Capital Market. A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing.

*Issuance of additional equity may adversely affect the market price of our stock.

We are currently authorized to issue 160,000,000 shares of common stock and 10,000,000 of preferred stock. As of September 30, 2014, 57,110,198 shares of our common stock were issued and outstanding. In addition, as of September 30, 2014 we had outstanding warrants to purchase up to 18,565,024 shares of common stock and outstanding options to purchase 5,799,914 shares of common stock. To the extent the shares of common stock are issued or options and warrants are exercised, holders of our common stock will experience dilution.

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

Provisions in our charter documents and Delaware General Corporation Law may inhibit a takeover or impact operational control of our company, which could adversely affect the value of our common stock.

Our certificate of incorporation and bylaws, as well as Delaware General Corporation Law, contain provisions that could delay or prevent a change of control or changes in our management that a stockholder might consider favorable. These provisions include, among others, prohibiting stockholder action by written consent, advance notice for raising business or making nominations at meetings of stockholders and the issuance of preferred stock with rights that may be senior to those of our common stock without stockholder approval. These provisions would apply even if a takeover offer may be considered beneficial by some of our stockholders. If a change of control or change in management is delayed or prevented, the market price of our common stock could decline.

RISKS RELATED TO CONDUCTING BUSINESS IN THE RUSSIAN FEDERATION

*Political, economic and governmental instability in Russia could materially adversely affect our operations and financial results.

Political, ethnic, religious, historical and other differences have, on occasion, given rise to tensions within certain regions of Russia. Further, political and economic relations between Russia and the United States, two of the jurisdictions in which we operate, are complex. The current situation in Ukraine and Crimea along with the response of the governments of Russia, the United States, member states of the European Union, the European Union itself and other nations to this situation, have the potential to materially adversely affect our operations in Russia. In connection with the current situation in Ukraine, the United States, the European Union and certain other states have imposed a broad raft of sanctions against Russian and Crimean officials, Russian businesses and certain businessmen, including sectorial sanctions applicable to businesses operating in certain sectors of the economy, including energy and finance. Russia has responded with certain countermeasures, including limiting the import of certain goods from the United States and other countries. While we do not anticipate that the current sanctions will materially affect our business directly, if further sanctions are ordered by the European Union, the United States or other international interests, such sanctions may materially adversely affect our operations in Russia.

In addition to geopolitical events and other factors, including the steady fall in oil prices, the global strengthening of the U.S. dollar and the Russian Central Bank’s planned goal to allow the Russian ruble to free float by the end of 2014 resulting in the reduction of currency rate support, has negatively affected the value of the Russian ruble relative to the U.S. dollar and this has drove increasing inflation. Continuing fluctuations in the rates at which the U.S. dollar are exchanged into Russian rubles may result in both foreign currency transaction and translation losses. We are subject to exchange rate fluctuations as (i) CBLI exchanges dollar-denominated funds into ruble-denominated funds in order to conduct operations of our Russian-based subsidiary BioLab 612, (ii) Panacela, Incuron and BioLab 612 use their ruble-denominated funds to pay for services under dollar-denominated contracts, including payments to CBLI for services we provide to our subsidiaries, and (iii) the U.S. Dollar equivalent of ruble denominated assets and liabilities fluctuate from period-to-period causing us to record foreign currency translation adjustments which are reflected as a change in other comprehensive income (loss). As the dollar strengthens or weakens relative to the ruble, our ruble-denominated revenue and expenses decline or increase respectively, when translated into U.S. Dollars for financial reporting purposes. Should exchange rates in effect at the time of this filing as compared to early 2014 and 2013, continue throughout the year, we expect the exchange rates to reduce our revenues and expenses in 2014 compared to 2013, and we would also record other comprehensive losses on our ruble denominated assets and liabilities when translated into the US dollar. Additionally, the purchasing power of U.S. Dollar denominated services is reduced, such as those being provided in the U.S. for Incuron’s clinical trial of the intravenous application of CBL0137.

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

Investors in emerging markets, such as Russia, should be aware that these markets are subject to greater risks than more developed markets, including significant economic risks. For example, the Russian economy has periodically experienced high rates of inflation and is experiencing increased rates of inflation at present. According to The World Bank, the annual inflation rate in Russia, as measured by the consumer price index, was 5.1% in 2012 and 6.8% in 2013. Periods of higher inflation may slow economic growth. Inflation also is likely to increase some of our costs and expenses including the costs for our subsidiaries to conduct business operations, including any outsourced product testing costs.

Prospective investors in our common stock should note that emerging markets are subject to rapid change and that the information set out in this Quarterly Report on Form 10-Q about our operations in Russia may become outdated relatively quickly.

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

In February 2014, a new law came into force amending the Russian Constitution and merging the Supreme Arbitration Court with the Supreme Court, creating a new unified Supreme Court. As of the date of this report, the new Higher Court is in the process of being established. We cannot predict the effect of this merger on judicial practice and the Russian judicial system.

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

*Changes in the tax system in Russia or the arbitrary or unforeseen application of existing rules could materially adversely affect our financial condition and results of operations.

There have been significant changes to the taxation system in Russia in recent years as the authorities have gradually replaced legislation regulating the application of major taxes such as corporate income tax, value added tax, corporate property tax and other taxes with new legislation. It is expected that the Russian tax law will be amended in the near term as part of the government’s “deoffshorization” policy to, among other things, introduce a concept analogous to that of controlled foreign corporations found in other jurisdictions.

Tax authorities in Russia have also been aggressive in their interpretation of tax laws and their many ambiguities, as well as in their enforcement and collection activities. Technical violations of contradictory laws and regulations, many of which are relatively new and have not been subject to extensive application or interpretation, can lead to penalties. High-profile companies perceived to be can be, particularly those operating in strategically sensitive sectors, particularly vulnerable to aggressive application of unclear requirements. Many companies must negotiate their tax bills with tax inspectors who may demand higher taxes than applicable law appears to provide. Our Russian subsidiaries’ tax liabilities may become greater than the estimated amount that they have expensed to date and paid or accrued on the balance sheets, particularly if the tax benefits currently received in Russia are changed or removed. Any additional tax liability, as well as any unforeseen changes in tax laws, could materially adversely affect our future results of operations, financial condition or cash flows in a particular period.

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

The tax systems in Russia impose additional burdens and costs on our operations there and complicate our tax planning and related business decisions. For example, the tax environment in Russia has historically been complicated by contradictions in Russian tax law and ambiguity in areas such as the deductibility of certain expenses. This uncertainty could result in a greater than expected tax burden and potentially exposes us to significant fines and penalties and enforcement measures, despite our best efforts at compliance. These factors raise the risk of a sudden imposition of arbitrary or onerous taxes on our operations in these countries. This could materially adversely affect our financial condition and results of operations.

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

In addition, a parent is secondarily liable for an effective subsidiary’s debts if an effective subsidiary becomes insolvent or bankrupt as a result of the action or inaction of the parent. This is the case no matter how the parent’s capability to determine decisions of the effective subsidiary arises. For example, this liability could arise through ownership of voting securities or by contract. In these instances, other shareholders of the effective subsidiary may claim compensation for the effective subsidiary’s losses from the parent that caused the effective subsidiary to act or fail to act, knowing that such action or inaction would result in losses. Accordingly, in CBLI’s position as a parent, there is a risk that it could be held liable in certain limited circumstances for the debts of its effective subsidiaries consequently, it is possible that CBLI could face material liability in this regard in the future, which could materially adversely affect our business and our results of operations.

*Our Russian subsidiaries can be forced into liquidation on the basis of formal noncompliance with certain legal requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On August 5, 2014, CBLI received notice from BioProcess Capital Partners, LLC, or BCP, of the funding by their affiliated fund, AMC close-end Russian Venture Investment Fund “BioProcess Capital Ventures”, or BCV, of the Second Milestone Payment pursuant to the Participation Agreement dated December 9, 2009, as amended by the Third Amendment to Participation Agreement dated June 17, 2014, that governs their jointly-owned subsidiary, Incuron. As a result of BCV’s funding of the Second Milestone Payment, CBLI will own a 50.01% participation interest in Incuron and BCV will own a 49.99% participation interest. The funding of the Second Milestone Payment also resulted in certain changes in the governance of Incuron, including the director voting rights of each party. Following the Second Milestone Payment, the Company and BCP will each appoint two directors and the fifth director will be nominated by a majority of the Company and BCP directors voting together, provided that a BCP director shall have the deciding vote in the event of a tie. Additionally, BCV has the right to purchase an additional 3.05% of the participation interests currently owned by CBLI for a nominal amount, which we expect to occur in the fourth quarter of 2014, after which BCV will have a majority of the equity interests in Incuron. Upon BCV’s purchase of the additional 3.05%, the Company will be required, under GAAP to deconsolidate Incuron and account for its ownership interest using the equity method of accounting (as discussed in Note 7 to the consolidated financial statements).

Item 6. Exhibits

(a) The following exhibits are included as part of this report:

Exhibit Number	Description of Document

4.1	Amendment to Series A Common Stock Purchase Warrant, dated September 4, 2014, by and among Cleveland BioLabs, Inc. and Sabby Healthcare Volatility Master Fund, Ltd. (Incorporated by reference to Form 8-K filed on September 4, 2014)

4.2	Amendment to Series A Common Stock Purchase Warrant, dated September 4, 2014, by and among Cleveland BioLabs, Inc. and Sabby Volatility Warrant Master Fund, Ltd. (Incorporated by reference to Form 8-K filed on September 4, 2014)

10.1	Amendment No. 1 to Securities Purchase Agreement, dated September 4, 2014, by and among Cleveland BioLabs, Inc., Sabby Healthcare Volatility Master Fund and Sabby Volatility Warrant Master Fund, Ltd. (Incorporated by reference to Form 8-K filed on September 4, 2014)

10.2	Amendment No. 1 to Securities Purchase Agreement and Series D Warrants, dated September 29, 2014, by and among Cleveland BioLabs, Inc. and the Purchasers set forth therein (Incorporated by reference to Form 8-K filed on October 2, 2014)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Yakov Kogan.

31.2	Rule 13a-14(a)/15d-14(a) Certification of C. Neil Lyons.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.1	The following information from CBLI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the Three Months Ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Loss for the Three Months Ended September 30, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the Three Months ended September 30, 2014 and 2013; (v) Consolidated Statements of Stockholders’ Equity for the Three Months Ended September 30, 2014; and (vi) Notes to Consolidated Financial Statements.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated: November 10, 2014	By:	/s/ YAKOV KOGAN
Yakov Kogan Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2014	By:	/s/ C. NEIL LYONS
C. Neil Lyons Chief Financial Officer (Principal Financial Officer)