Form 10-Q
period 2015-03-31
CLEVELAND BIOLABS INC
filed 2015-05-07
CIK 1318641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 5, 2015, there were 4,002,264 shares outstanding of registrant’s common stock, par value $0.005 per share.

CLEVELAND BIOLABS INC. AND SUBSIDIARIES

10-Q

May 7, 2015

In this report, except as otherwise stated or the context otherwise requires, the terms “Cleveland BioLabs” and “CBLI” refer to Cleveland BioLabs, Inc., but not its consolidated subsidiaries and “the Company,” “we,” “us” and “our” refer to Cleveland BioLabs, Inc. together with its consolidated subsidiaries. Our common stock, par value $0.005 per share, is referred to as “common stock.”

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$4,256,016	$3,103,969
Short-term investments	769,700	—
Accounts receivable	307,404	267,199
Other current assets	248,616	174,179

Total current assets	5,581,736	3,545,347
Equipment, net	209,641	244,537
Restricted cash	815,883	1,699,759
Other long-term assets	48,961	56,131
Investment in Incuron, LLC	4,020,892	4,268,458

Total assets	$10,677,113	$9,814,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$989,646	$1,057,743
Accrued expenses	2,070,984	1,804,456
Deferred revenue	418,673	156,317
Accrued warrant liability	4,547,691	862,074
Current portion of notes payable	2,736,365	2,640,968
Current portion of capital lease obligation	—	7,522

Total current liabilities	10,763,359	6,529,080
Long-term debt	1,321,218	1,499,050
Commitments and contingencies	—	—

Total liabilities	12,084,577	8,028,130
Convertible Preferred Stock, $.005 par value, 718 shares designated, 717.4 shares issued and outstanding	4	—
Stockholders’ equity:
Preferred stock, $.005 par value; 10,000,000 shares authorized, 717.4 and 0 shares issued and outstanding as of March 31, 2015 and 2014, respectively	—	—
Common stock, $.005 par value; 160,000,000 shares authorized, 3,435,354 and 2,547,140 shares issued and outstanding as of March 31, 2015 and 2014, respectively	17,173	14,287
Additional paid-in capital	133,235,836	132,693,988
Other comprehensive income/(loss)	(450,172)	(380,110)
Accumulated deficit	(138,261,859)	(133,935,562)

Total Cleveland BioLabs, Inc. stockholders’ equity (deficit)	(5,459,022)	(1,607,397)
Noncontrolling interest in stockholders’ equity	4,051,554	3,393,499

Total stockholders’ equity	(1,407,468)	1,786,102

Total liabilities and stockholders’ equity	$10,677,113	$9,814,232

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Grants and contracts	$607,329	$1,334,254
Operating expenses:
Research and development	1,610,970	2,439,773
General and administrative	2,307,871	2,413,543

Total operating expenses	3,918,841	4,853,316

Loss from operations	(3,311,512)	(3,519,062)
Other income (expense):
Interest and other expense	(46,394)	(317,922)
Foreign exchange loss	(43,735)	(151,771)
Change in value of warrant liability	(49,358)	2,087,558
Equity in loss of Incuron, LLC	(247,566)	—

Total other income	(387,053)	1,617,865

Net loss	(3,698,565)	(1,901,197)

Net loss attributable to noncontrolling interests	48,243	315,825

Net loss attributable to Cleveland BioLabs, Inc.	$(3,650,322)	$(1,585,372)

Net loss available to common stockholders per share of common stock, basic and diluted	$(1.14)	$(0.63)

Weighted average number of shares used in calculating net loss per share, basic and diluted	3,206,249	2,498,407

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
Net loss including noncontrolling interests	$(3,698,565)	$(1,901,197)
Other comprehensive loss -
Foreign currency translation adjustment	(39,739)	(291,466)

Comprehensive loss including noncontrolling interests	(3,738,304)	(2,192,663)
Comprehensive loss attributable to noncontrolling interests	63,268	417,276

Comprehensive loss attributable to Cleveland BioLabs, Inc.	$(3,675,036)	$(1,775,387)

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Total
Balance at December 31, 2014	2,858,126	$14,287	$132,693,988	$(380,110)	$(133,935,562)	$3,393,499	$1,786,102
Stock based compensation	5,023	25	61,740	—	—	—	61,765
Issuance of common stock, net of offering costs of $98,846	572,205	2,861	480,108	—	—	—	482,969
Increased ownership of Panacela, Inc.	—	—	—	(45,348)	(675,975)	721,323	—
Net loss	—	—	—	—	(3,650,322)	(48,243)	(3,698,565)
Foreign currency translation	—	—	—	(24,714)	—	(15,025)	(39,739)

Balance at March 31, 2015	3,435,354	$17,173	$133,235,836	$(450,172)	$(138,261,859)	$4,051,554	$(1,407,468)

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(3,698,565)	$(1,901,197)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	38,620	57,811
Amortization of loan costs	27,019	91,929
(Gain) loss on equipment disposal	—	24,685
Noncash compensation	33,640	48,416
Warrant issuance costs	617,776	171,116
Equity in loss of Incuron, LLC	247,566	—
Change in value of warrant liability	49,358	(2,087,558)
Changes in operating assets and liabilities:
Accounts receivable	(39,959)	41,901
Other current assets	(73,276)	(54,818)
Other long-term assets	3,986	9,847
Accounts payable	(57,910)	(273,086)
Deferred revenue	254,363	108,127
Accrued expenses	369,832	929,518

Net cash used in operating activities	(2,227,550)	(2,833,309)
Cash flows from investing activities:
Purchase of short-term investments	(723,661)	—
Purchase of equipment	(3,756)	(10,805)
Decrease in restricted cash	770,609	—

Net cash provided by (used in) investing activities	43,192	(10,805)
Cash flows from financing activities:
Issuance of common stock, net of offering costs	3,501,457	6,355,001
Net proceeds/(repayment) of long-term debt	(182,058)	—
Repayment of capital lease obligation	(7,522)	(19,806)

Net cash provided by financing activities	3,311,877	6,335,195
Effect of exchange rate change on cash and equivalents	24,528	(147,850)

Decrease in cash and cash equivalents	1,152,047	3,343,231
Cash and cash equivalents at beginning of period	3,103,969	10,048,466

Cash and cash equivalents at end of period	$4,256,016	$13,391,697

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$47,782	$159,780
Supplemental schedule of noncash financing activities:
Noncash financing costs on common stock offering	—	50,505
Noncash warrant issuance costs	—	15,993

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Description of Business

Cleveland BioLabs, Inc. is an innovative biopharmaceutical company seeking to develop first-in-class pharmaceuticals designed to address diseases with significant unmet medical need. Our most advanced product candidate is entolimod, which we are developing as a radiation countermeasure and an immunotherapy for oncology and other indications. We conduct business in the United States and in the Russian Federation, or Russia, through several legal entities, one of which is wholly-owned and two of which are owned in collaboration with financial partners. As used throughout these unaudited consolidated financial statements, the terms “Cleveland BioLabs” and “CBLI” refer to Cleveland BioLabs, Inc. and its wholly-owned subsidiary BioLab 612, LLC, but not its consolidated joint venture, Panacela Labs, Inc. or its unconsolidated joint venture, Incuron, LLC. The “Company,” “we,” “us” and “our” refer to Cleveland BioLabs, Inc. together with its consolidated subsidiaries.

CBLI was incorporated in Delaware in June 2003 and is headquartered in Buffalo, New York. As of March 31, 2015, CBLI had one wholly-owned subsidiary, Biolab 612, LLC, or Biolab 612, which began operations in 2012, one consolidated joint venture, Panacela Labs, Inc., or Panacela, which was formed by us and a financial partner in 2011, and one unconsolidated joint venture, Incuron, LLC, or Incuron, which was formed by us and a financial partner in 2010. Additionally, Panacela had a wholly-owned subsidiary, Panacela Labs, LLC, which was formed in 2011.

2.  Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of CBLI, BioLab 612, and Panacela. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of March 31, 2015, along with its results of operations for the three month periods ended March 31, 2015 and 2014 and cash flows for the three month periods ended March 31, 2015 and 2014. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

On January 28, 2015, the Company, after receiving authorization from the Company’s shareholders and board of directors, executed a reverse stock split, or Reverse Split, of the Company’s common stock at the ratio of 1:20. All historical share balances and share price-related data have been adjusted based on this ratio.

At March 31, 2015, we had cash, cash equivalents and short-term investments which total $5.0 million. Of that total, $1.4 million ($0.7 million of cash and cash equivalents and $0.7 million of short-term investments) was restricted for the use of our consolidated joint venture, Panacela, leaving $3.6 million available for general use which management believes will be sufficient to support operations into June 2015. To ensure continuing operations beyond that point, management is evaluating all opportunities to secure additional financing, including investments from non-controlling interests, the sale or license of our drug candidates, the issuance of equity and additional revenues from the U.S. or Russian governments. Management believes that sufficient sources of financing will be available to support operations into the future, however there can be no assurances at this time. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

As of March 31, 2015, $0.7 million of the Company’s cash and cash equivalents was restricted to the use of Panacela, leaving $3.6 million available for general use.

Short-Term Investments

The Company’s short-term investments are classified as held to maturity given the intent and ability to hold the investments to maturity. Accordingly, these investments are carried at amortized cost. Short-term investments classified as held-to-maturity consisted of certificates of deposit with maturity dates beyond three months and less than one year. As of March 31, 2015, all of the Company’s short-term investments were restricted to the use of Panacela.

Significant Customers and Accounts Receivable

Grant and contract revenue from the U.S. government accounted for 0% and 1.8% of total revenue for the three months ended March 31, 2015 and 2014, respectively. Although the Company anticipates ongoing U.S. and Russian government contract and grant revenue, there is no guarantee that these revenue streams will continue in the future.

Grant and contract revenue received by the Company’s subsidiaries from Russian government agencies accounted for 58.2% and 98.2% of total revenues for the three months ended March 31, 2015 and 2014, respectively.

Service contract revenue received by us from Incuron accounted for 41.8% and 0.0% of total revenues for the three months ended March 31, 2015 and 2014, respectively.

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

Accounting for Stock-Based Compensation

The 2006 Equity Incentive Plan, as amended, or the Plan, authorizes CBLI to grant (i) options to purchase common stock, (ii) restricted or unrestricted stock units, and (iii) stock appreciation rights, so long as the exercise or grant price of each are at least equal to the fair market value of the stock on the date of grant. As of March 31, 2015 and taking into consideration the increase in authorized shares under the Plan as approved by our shareholders in April 2015, an aggregate of 650,000 shares of common stock were authorized for issuance under the Plan, of which a total of 262,899 shares of common stock remained available for future awards. A single participant cannot be awarded more than 100,000 shares annually. Awards granted under the Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term and number of shares) under the Plan are specified in an award document, and approved by the Company’s board of directors, compensation committee or its management delegees.

In June 2013, the Company’s stockholders approved the 2013 Employee Stock Purchase Plan, or ESPP, which provides a means by which eligible employees of the Company and certain designated related corporations may be given an opportunity to purchase shares of Common Stock. As of March 31, 2015, and taking into consideration the increase in authorized shares under the ESPP as approved by our shareholders in April 2015, there are 225,000 shares of Common Stock reserved for purchase under the ESPP. The number of shares reserved for purchase under the ESPP increases on January 1 of each calendar year by the lesser of: (i) 10% of the total number of shares of Common Stock outstanding on December 31st of the preceding year, or (ii) 100,000 shares of Common Stock. The ESPP allows employees to use up to 15% of their compensation to purchase shares of Common Stock at an amount equal to 85% of the fair market value of the Company’s Common Stock on the offering date or the purchase date, whichever is less.

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

	For the three months ended March 31,
	2015	2014
Risk-free interest rate	1.43%	1.59%
Expected dividend yield	0%	0%
Expected life	5.5 Years	5 Years
Expected volatility	76.66%	74.21%

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

Income Taxes

No income tax expense was recorded for the three months ended March 31, 2015 and 2014, as the Company does not expect to have taxable income for 2015 and did not have taxable income in 2014. A full valuation allowance has been recorded against the Company’s deferred tax asset.

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

The Company has excluded the following securities from the calculation of diluted net loss per share because all such securities were antidilutive for the periods presented:

	As of March 31,
Common Equivalent Securities	2015	2014
Convertible Preferred	239,135	—
Warrants	2,876,020	822,205
Options	261,470	306,233

Total	3,376,625	1,128,438

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

The following tables represent the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis:

	As of March 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Accrued warrant liability	$—	$—	$4,547,691	$4,547,691
Compensatory stock options not yet issued (1)	—	—	132,295	132,295

Total liabilities	$—	$—	$4,679,986	$4,679,986

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Accrued warrant liability	$—	$—	$862,074	$862,074
Compensatory stock options not yet issued (1)	—	—	132,295	132,295

Total liabilities	$—	$—	$994,369	$994,369

(1)	Included in accrued expenses in the accompanying Consolidated Balance Sheets

The Company uses the Black-Scholes model to measure the accrued warrant liability and its accrual for compensatory stock options not yet issued. The following are the assumptions used to measure the accrued warrant liability which were determined in a manner consistent with that described for grants of options to purchase common stock as set forth in Note 2:

	March 31, 2015	December 31, 2014
Stock Price	$3.56	$5.60
Exercise Price	$3.00 - 100.00	$10.10 - 100.00
Term in years	0.21 - 6.35	0.46 - 6.04
Volatility	76.18 - 107.53%	70.69 - 100.08%
Annual rate of quarterly dividends	0%	0%
Discount rate- bond equivalent yield	.06 - 1.48%	.12 - 1.65%

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 fair value measurements for the periods indicated:

	Three Months Ended March 31, 2015
	Accrued Warrant Liability	Compensatory Stock Options Issued After Year End
Beginning Balance	$862,074	$132,295
Total (gains) or losses, realized and unrealized, included in earnings (1)(2)	49,357	—
Issuances	3,636,260	—
Settlements	—	—

Balance, March 31, 2015	$4,547,691	$132,295

	Three Months Ended March 31, 2014
	Accrued Warrant Liability	Compensatory Stock Options Issued After Year End
Beginning Balance	$1,241,311	$309,450
Issuances	2,283,092	—
Total (gains) or losses, realized and unrealized, included in earnings (1)(2)	(2,087,558)	(21,055)
Settlements	—	(288,395)

Balance, March 31, 2014	$1,436,845	$—

(1)	Unrealized gains or losses related to the accrued warrant liability were included as change in value of accrued warrant liability. There were no realized gains or losses for the three months ended March 31, 2015 and 2014.
(2)	Expenses recorded for compensatory stock options not yet issued are included in research & development expense and general and administrative expense.

As of March 31, 2015 and December 31, 2014, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.

The Company considers the accrued warrant liability and compensatory stock options not yet issued to be Level 3 because some of the inputs into the measurements are neither directly or indirectly observable. Both the accrued warrant liability and compensatory stock options not yet issued use management’s estimate for the expected term. Additionally, the number of compensatory options awarded involves an estimate of management’s performance in relation to the targets set forth in the Company’s Executive Compensation Plan. The following table summarizes the unobservable inputs into the fair value measurement for the accrued warrant liability as of March 31, 2015:

	March 31, 2015
Description	Fair Value	Valuation Technique	Unobservable Input	Range in years
Compensatory stock options not yet issued	$132,295	Black-scholes pricing model	Expected term	5
Accrued warrant liability	4,547,691	Black-scholes pricing model	Expected term	0.21 - 6.35

	$4,679,986

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

In connection with the Loan Agreement, CBLI granted a first priority lien in substantially all of CBLI’s assets (exclusive of intellectual property). The Loan Agreement also contains representations and warranties by CBLI and Hercules, indemnification provisions in favor of Hercules, customary covenants (including limitations on other indebtedness, liens, acquisitions, investments and dividends, but excluding any financial covenants), and events of default (including payment defaults, breaches of covenants, material adverse events and events leading to bankruptcy or insolvency). Prepayment of the loan is subject to a penalty rate applied to the balance of the secured obligation and ranges from 1% to 3% based on the date the loan is prepaid. The prepayment penalty was waived in connection with the above referenced prepayment.

Additional loan features, all of which are recorded debt issuance costs and loan discounts in non-current assets, include: $102,000 related to legal fees and a $100,000 facility fee both of which were paid in cash, a $550,000 “end-of-term charge” which is due upon full repayment of the loan or on the maturity date, whichever occurs sooner and is included in long-term liabilities, and a five-year warrant to purchase 7,813 shares of CBLI common stock. The warrant had an initial exercise price of $32.00 per share, which was subsequently lowered to $10.10 per share in accordance with its terms. The Black-Scholes pricing model yielded $117,999 as the fair value of the warrant upon issuance which was recorded as equity.

CBLI will amortize the loan discounts and debt issuance costs to interest expense over the term of the loan using the effective interest rate method, which approximates 16.6%.

The following schedule shows the remaining payments for principal and the end of term charge on the Hercules loan by calendar year:

March 31,
2016	$768,179
2017	1,484,212

Total	$2,252,391

On September 3, 2013, Panacela entered into a Master Agreement, or the Panacela Loan, with Rusnano and CBLI pursuant to which Panacela issued a $1,530,000 note to Rusnano. The Panacela Loan bears interest at a rate of 16.3% per annum and matures on September 10, 2015, at which time Panacela must repay all unpaid principal and accrued interest. As of March 31, 2015, Panacela had $431,274 of interest accrued associated with the Panacela Loan. Rusnano has the option to convert the unpaid principal plus interest into shares of Panacela preferred stock at a conversion price of $1,057 per share, or if Panacela has a qualified financing event, at a discounted price of 0.75 times the purchase price per share.

5.  Stockholders’ Equity

On February 4, 2015, CBLI entered into a Securities Purchase Agreement with certain institutional investors providing for the issuance and sale of 572,205 registered shares (the “Shares”) of the Company’s common stock, at an offering price of $3.00 per share (the “Share Offering”) and Series B pre-funded warrants (the “Pre-Funded Warrants,”) to purchase an aggregate of 594,688 registered shares of its common stock (the “Pre-Funded Warrants Offering”).

In a concurrent private placement (the “Private Placement Transaction” and, together with the Share Offering and the Pre-Funded Warrants Offering, the “Offerings”), CBLI sold to the purchasers of our Shares and Pre-Funded Warrants, 717.4 shares of our Series A Convertible Preferred Stock, stated value of $1000 per share (the “Preferred Stock”), which are convertible into 239,134 shares of our common stock. Gross proceeds from the Offerings amounted to approximately $4.2 million before deducting placement agent fees and expenses. In addition, a Series A warrant (the “Series A Warrants” and, together with the Shares, the Pre-Funded Warrants and the Preferred Stock, the “Securities”) will be issued to purchase one share of our common stock for each share of common stock purchased or prefunded in this offering and each share of Series A Convertible Preferred Stock purchased in the concurrent private placement. The Series A Warrants cover, in the aggregate, 1,406,028 shares of common stock and become exercisable six months following the date of issuance at an exercise price of $3.64 and expire six years from the date they become exercisable.

The Series A Warrants and Series B Warrants contain provisions that could require CBLI to settle the warrants in cash, and also provide for price or share issuance adjustments in the event of a subsequent qualified issuance of common stock at a price below $3.64 for the Series A Warrants or $3.00 for the Pre-Funded Warrants, and accordingly have been classified as a liability. The fair value of the Series A Warrants and Series B Warrants amounted to $3,636,260 and was determined based on the following assumptions using the Black-Scholes valuation model, as of February 6, 2015, the closing date:

	Series A	Series B
Stock Price	$3.16	$3.16
Exercise Price	$3.64	$3.00
Term in years	6.50	1.00
Volatility	0.83%	0.88%
Annual rate of quarterly dividends	0%	0%
Discount rate- bond equivalent yield	0.01%	0.00%

The preferred stock certificate of designation contains provisions for settlement in cash in certain circumstances and a share conversion adjustment in the event a subsequent, qualifying equity issuance for less than $3.00 occurs. As such, the preferred stock is classified outside of equity.

As of May 5, 2015, 4,002,264 shares of our common stock were outstanding, which includes 447,344 shares of our common stock issued pursuant to the exercise of Pre-Funded Warrants, and 119,567 shares of our common stock issued pursuant to the conversion of 358.7 shares of Preferred Stock. After such issuances, 147,344 shares of our common stock are reserved for the exercise of the remaining Pre-Funded Warrants, and 119,567 shares of our common stock are reserved for the conversion of the remaining shares of Preferred Stock.

The Company has granted options to purchase shares of common stock. The following is a summary of option award activity during the three months ended March 31, 2015:

	Total Stock Options Outstanding	Weighted Average Exercise Price per Share	Nonvested Stock Options	Weighted Average Grant Date Fair Value per Share
December 31, 2014	261,389	$67.89	21,287	$22.31
Granted	750	4.80	750	3.10
Vested	—	—	(250)	3.10
Exercised	—	—	—	—
Forfeited, Canceled	(669)	75.93	—	—

March 31, 2015	261,470	$67.69	21,787	$21.87

The following is a summary of outstanding stock options as of March 31, 2015:

	Stock Options Outstanding	Vested Stock Options
Quantity	261,470	239,683
Weighted-average exercise price	$67.69	$28.45
Weighted Average Remaining Contractual Term (in Years)	6.24	6.05
Intrinsic value	$—	$—

For the three months ended March 31, 2015 and 2014, the Company granted 750 and 34,800 stock options, respectively, with a weighted-average grant date fair value of $3.10 and $8.29 respectively. For the three months ended March 31, 2015 and 2014, the total fair value of options vested was $2,324 and $288,395 respectively.

As of March 31, 2015, total compensation cost not yet recognized related to unvested stock options was $33,678. The Company expects to recognize this cost over a weighted average period of approximately 0.77 years.

6.  Warrants

In connection with sales of the Company’s common stock and the issuance of debt instruments, warrants were issued which presently have exercise prices ranging from $3.00 to $100.00. The warrants expire between one and seven years from the date of grant, and are subject to the terms applicable in each agreement. As of March 31, 2015, exclusive of the 594,688 Pre-Funded Warrants described in Note 5, the Company had warrants outstanding that are exercisable for up to 2,281,332 shares of common stock, with a weighted average exercise price of $14.49 per share. In addition, the Company has issued a warrant to Rusnano, our financial partner in Panacela, the “Rusnano Warrant,” that can only be exercised in the event Panacela defaults on a loan from Rusnano, the “Rusnano Loan.” The maximum number of shares issuable under the Rusnano Warrant as of March 31, 2015 is 40,073. At March 31, 2015, Panacela was not in default of the Rusnano Loan.

7.  Significant Alliances and Related Parties

Roswell Park Cancer Institute

The Company has entered into several agreements with Roswell Park Cancer Institute, or RPCI, including: various sponsored research agreements, an exclusive license agreement and clinical trial agreements for the conduct of the Phase 1 entolimod oncology study and the Phase 1 CBL0137 intravenous administration study. Additionally, the Company’s Chief Scientific Officer, or CSO, Dr. Andrei Gudkov, is the Senior Vice President of Basic Research at RPCI.

The Company incurred $229,634 and $103,547 in expense to RPCI related to research grants and agreements for the quarters ended March 31, 2015 and 2014, respectively. The Company had $318,314 and $208,092 included in accounts payable owed to RPCI at March 31, 2015 and 2014, respectively. In addition, the Company had $266,484 and $571,557 in accrued expenses payable to RPCI at March 31, 2015 and 2014, respectively.

The Cleveland Clinic

CBLI entered into an exclusive license agreement, or the License, with The Cleveland Clinic pursuant to which CBLI was granted an exclusive license to The Cleveland Clinic’s research base underlying our therapeutic platform and certain product candidates licensed to Panacela. CBLI has the primary responsibility to fund all newly developed patents; however, The Cleveland Clinic retains ownership of those patents covered by the agreement. CBLI also agreed to use commercially diligent efforts to bring one or more products to market as soon as practical, consistent with sound and reasonable business practices and judgments. There were no milestone or royalty payments to CCF in the three months ending 2015 or 2014

The Company did not have any liabilities to The Cleveland Clinic at March 31, 2015 or 2014.

Buffalo BioLabs, et. al.

Our CSO, Dr. Andrei Gudkov has business relationships with several entities with which we transact business, the most significant of which is Buffalo BioLabs, Inc., or BBL, where Dr. Gudkov was a founder and currently serves as their Principal Scientific Advisor. Pursuant to a Master Services Agreement, more thoroughly discussed Note 8, “Restructuring” of our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC, the Company recognized $171,386 and $245,423 as research and development expense for the quarters ended March 31, 2015, and 2014, respectively, and included $48,287 and $0 in accounts payable to BBL at March 31, 2015 and 2014. We also recognized $58,519 and $93,745 from BBL for sublease and other income for the quarters ended March 31, 2015 and 2014, respectively. Pursuant to our real estate sublease and equipment lease with BBL, we had accounts receivable of $256,644 and $98,285 at March 31, 2015 and 2014, respectively.

8. Subsequent Events

On April 29, 2015 we entered into an agreement to sell our equity stake in Incuron to Dr. Mikhail Mogutov, Chairman of Incuron’s Board of Directors, and Chairman of the Investment Committee and founder of Bioprocess Capital Ventures and/or his designee. The transaction has been split into two tranches, with 75% of the Company’s equity stake in Incuron being sold for approximately $3 million on April 29, 2015, and an option being given to Dr. Mogutov to purchase CBLI’s remaining ownership interest in Incuron for approximately $1 million before the end of 2015. In addition, Cleveland BioLabs has assigned its remaining intellectual property relating to Curaxin CBL0137 to Incuron in exchange for a 2% royalty on the future commercialization, licensing or sale of the Curaxin CBL0137 technology. For additional information regarding these transactions, see our Current Report on Form 8-K, filed with the SEC on May 4, 2015, and the documents incorporated by reference thereto.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations and other portions of this filing contain forward-looking information that involves risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, and because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and in subsequent filings, including in Item 1A under the heading “Risk Factors” in this Quarterly Report on Form 10-Q. Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, results of our research and development efforts and clinical trials, product demand, market acceptance and other factors discussed below and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2014. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document. You should read this document with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we do not undertake any obligation to publicly update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

See “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2014, for more information on our product candidates.

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

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2014. Other than as set forth below, our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

As of March 31, 2015, we held approximately $4.1 million in accrued expenses related to warrants to purchase common stock, which we classified as Level 3.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue

Revenue decreased from $1.3 million for the three months ended March 31, 2014 to $0.6 million for the three months ended March 31, 2015, representing a decrease of $0.7 million, or 54%. During these periods, we received revenues associated with our contracts and/or grants from the Department of Defense, or DoD, the Ministry of Industry and Trade of the Russian Federation, or MPT, and the Skolkovo Foundation, or Skolkovo. The revenues related to our contracts and grants are cost-based and vary as a direct function of the underlying contracted work, which varies between periods. DoD and Skolkovo contracts completed in the first half of 2014 and there were differences in the underlying research activities associated with the MPT contracts, which collectively resulted in decreased revenues. Additionally, beginning in December 2014, we recognized service contract revenue from Incuron, LLC, which was deconsolidated in the fourth quarter of 2014. The revenue differences related to our contracts, grants, and service contracts between the periods are set forth in the following table:

		Three Months Ended March 31,
Funding Source	Program	2015	2014	Variance
DoD	MCS Contract (1)	$—	$23,390	$(23,390)
MPT	CBLB612 Pre-clinical (2)	39,998	180,211	(140,213)
MPT	Entolimod Colorectal Cancer (2)	217,070	37,186	179,884
Incuron	Service Contracts	253,734	—	253,734

		510,802	240,787	270,015
Skolkovo	Curaxin research (2)	—	612,659	(612,659)
MPT	Xenomycins Pre-clinical (2)	—	28,605	(28,605)
MPT	Mobilan Pre-clinical (2)	96,527	452,203	(355,676)

		$607,329	$1,334,254	$(726,925)

(1)	The Medical Countermeasure Systems, or MCS, Contract was formerly known as the Chemical Biological Medical Systems-Medical Identification and Treatment Systems, or CBMS-MITS Contract.
(2)	The grants received from Russian government entities are denominated in Russian Rubles (RUB). The revenue above was calculated using average exchange rates for the periods presented.

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

				As of March 31, 2015
Funding Source	Program	Total Award Value	Funded Award Value	Cumulative Revenue	Funded Backlog	Unfunded Backlog
MPT	CBLB612 Pre-clinical (1)	$3,445,574	$3,445,574	$2,916,363	$529,211	$—
MPT	Entolimod Colorectal Cancer (1)	3,194,560	2,513,803	2,031,406	482,397	680,757

		6,640,134	5,959,377	4,947,768	1,011,609	680,757
MPT	Mobilan Pre-clinical (1)	3,307,134	2,626,377	2,143,979	482,397	680,757

		$9,947,268	$8,585,754	$7,091,748	$1,494,006	$1,361,514

(1)	The grants received from MPT are denominated in Russian Rubles (RUB). Cumulative Revenue includes contract receipts-to-date and outstanding receivables. Backlog amounts are valued at the period end exchange rate. Funded Award Value is the sum of Cumulative Revenue and Funded Backlog. Total Award Value is the sum of Funded Award Value and Unfunded Backlog.

Research and Development Expenses

Research and development, or R&D, expenses decreased from $2.4 million for the three months ended March 31, 2014 to $1.6 million for the three months ended March 31, 2015, representing a decrease of $0.8 million, or 33%. $0.5 million of this decrease was due to the deconsolidation of Incuron, which occurred in the fourth quarter of 2014. The remaining net reduction of $0.3 million was due to variances in the levels of outsourced research as set forth, by drug candidate, as noted in the table below, with the most significant variances being an increase in the cost of CBLB612 development due to an active Phase 1 trial during the three months ended March 31, 2015 that was not active during the first quarter of 2014 and a reduction in Mobilan preclinical development as Panacela was planning for the commencement of a Phase 1 trial during Q1 2015, which was less expensive than the pre-clinical development underway in the first quarter of 2014.

	Three Months Ended March 31,
	2015	2014	Variance
Entolimod for Biodefense Applications	$905,483	$882,107	$23,376
CBLB612	250,625	135,719	114,906
Entolimod for Oncology Indications	224,453	197,675	26,778

	1,380,561	1,215,501	165,060
Curaxins	158,277	641,209	(482,932)
Panacela product candidates	72,132	583,063	(510,931)

Total research & development expenses	$1,610,970	$2,439,773	$(828,803)

General and Administrative Expenses

General and administrative, or G&A, expenses decreased from $2.4 million for the three months ended March 31, 2014 to $2.3 million for the three months ended March 31, 2015, representing a decrease of $0.1 million, or 4%. $0.2 million of this decrease was due to the deconsolidation of Incuron,, which occurred in the fourth quarter of 2014. In addition, compensation expense decreased by $0.2 million and recurring professional fees decreased by $0.3 million. These reductions were partially offset by a one-time increase of $0.6 million related to costs associated with our equity offering in February 2015, more fully described in Note 5 “Stockholders’ Equity” to the unaudited consolidated financial statements. The majority of the costs of the February equity offering were expensed, and not otherwise charged to equity, as the majority of the net proceeds were considered derivative liabilities.

Other Income and Expenses

Other income decreased from $1.6 million for the three months ended March 31, 2014 to $0.4 million of other expense for the three months ended March 31, 2015, representing a decrease of $2.0 million, or -124%. Variances include an income reduction and a new expense, offset by expense reductions. The income reduction was attributable to a $2.1 million variance related to our warrant liability. The new expense was attributable to $0.2 million related to our equity in the loss of Incuron accounted for as an equity investment during the three months ended March 31, 2015. In combination, these items reduced income by $2.3 million and were offset by expense reductions of $0.2 million of less interest accrued on our lower outstanding loan balance with Hercules and $0.1 million in less foreign exchange losses.

Liquidity and Capital Resources

We have incurred net losses of $138.3 million from our inception through March 31, 2015. Historically, we have not generated, and do not expect to generate in the immediate future, revenue from sales of product candidates. Since our founding in 2003, we have funded our operations through a variety of means:

•	Through March 31, 2015, we have raised $121.1 million of net equity capital, including amounts received from the exercise of options and warrants. We have also received $5.8 million in net proceeds from the issuance of long-term debt instruments;

•	DoD and the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services, or BARDA, have funded grants and contracts totaling $44.6 million for the development of entolimod for biodefense indication;

•	Entities affiliated with the Russian Federation have awarded us contracts totaling $13.5 million through a series of awards of over $3.2 million each. All awards are valued based on revenue recognized to date, with the remaining backlog valued at the March 31, 2015 exchange rate. These contracts include a requirement for us to contribute matching funds, which we have satisfied or expect to satisfy with both the value of developed intellectual property at the time of award, incurred development expenses and future expenses;

•	We have been awarded $4.0 million in grant and contracts not described above, all of which has been recognized at March 31, 2015;

•	Incuron was formed to develop and commercialize the Curaxins product line, including their lead oncology drug candidate CBL0137. BCV committed to contribute equity capital to Incuron as milestones were achieved, gradually increasing their ownership in Incuron. Since inception, BCV has contributed approximately $17.0 million, growing their ownership percentage to 53.04%, leaving us with an ownership percentage of 46.96%. In April, 2015, we sold 75% of our ownership interest to Dr. Mogutov, BCV’s Chairman, for approximately $3 million and also gave him an option to buy our remaining 25% ownership interest for approximately $1 million through December 31, 2015. Simultaneously we assigned the remainder of our Curaxin intellectual property to Incuron for a 2% royalty (see also Note 8, Subsequent Events to our Consolidated Financial Statements); and,

•	Panacela was formed to develop and commercialize preclinical compounds, which were transferred to Panacela through assignment and lease agreements. Open Joint Stock Company “Rusnano” contributed $9.0 million at formation and has options to contribute up to $15.5 million of additional funding. CBLI contributed $3.0 million plus intellectual property at formation and has an option to contribute additional capital based on agreed-upon terms. As of the date of this filing, CBLI owns 60.47% of Panacela.

At March 31, 2015, we had cash, cash equivalents and short-term investments of $5.0 million. Of that total, $1.4 million was restricted for the use of our consolidated joint venture, Panacela, leaving $3.6 million available for general use. Furthermore, Panacela and Biolab 612 had an additional $0.8 million of restricted cash held for performance bonds in connection with their respective MPT grants, which are classified as a long-term asset.

Operating Activities

Net cash used in operations decreased by $0.6 million to $2.2 million for the three months ended March 31, 2015 from $2.8 million for the three months ended March 31, 2014. After adjusting for non-cash items, the net loss decreased by $0.9 million, while changes in working capital used cash and cash equivalents of $0.3 million between the periods.

Investing Activities

Net cash provided by investing activities increased by $0.1 million for the three months ended March 31, 2015 due to the release of $0.8 million of restricted cash which was partially offset by a $0.7 million investment in short-term securities.

Financing Activities

Cash flows provided by financing activities decreased by $3.0 million to $3.3 million for the three months ended March 31, 2015, as compared to $6.3 million for the three months ended March 31, 2014. The decrease is primarily related to the difference in net proceeds received from equity offerings closed in each period.

Other

We have incurred cumulative net losses and expect to incur additional losses related to our research and development activities. We do not have commercial products and have limited capital resources. We believe that our funds as of March 31, 2015 combined with the net proceeds from our April 2015 sale of equity in Incuron and cash flows from existing government grants and contracts, will be sufficient to fund our projected operating requirements into September 2015. In order to finance the continued development of our product candidates and to otherwise satisfy obligations as they mature, we will need to seek additional funds. Our plans with regard to these matters may include seeking additional capital through investments from non-controlling interests, the sale or license of our drug candidates, the issuance of equity and additional revenues from the U.S. or Russian governments. There is no assurance that we will be successful in obtaining additional financing on commercially reasonable terms or that we will be able to secure funding from anticipated government contracts and grants. If we are unable to raise adequate capital and/or achieve profitable operations, our future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Our auditors, Meaden & Moore, LLP, have indicated in their report on our financial statements for the fiscal year ended December 31, 2014, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses and substantial decline in our working capital. Our ability to continue as a going concern will depend upon the availability and terms of future funding and our ability to limit our expenses. If we are unable to achieve these goals, our business would be jeopardized and the Company may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their entire investment.

Impact of Inflation

We believe that our results of operations are not dependent upon moderate changes in inflation rates.

Impact of Exchange Rate Fluctuations

Our reported financial results are affected by changes in foreign currency exchange rates between the U.S. dollar and the Russian ruble. Between January 1, 2015 and March 31, 2015, this rate fluctuated by 4%. For calendar 2014, this rate fluctuated over 70%. Translation gains or losses result primarily from the impact of exchange rate fluctuations on the reported U.S. dollar equivalent of ruble denominated cash and cash equivalents, restricted cash and short-term investments. Variances in the exchange rate for these items have not been realized, as such the resulting gains or losses are recorded as Other Comprehensive Income in the equity section of the balance sheet. We expect transaction gains or losses result from cross-currency transactions will be less significant in 2015 due to the deconsolidation of Incuron in the fourth quarter of 2014. At March 31, 2015, the Company held approximately 78 million rubles in cash and cash equivalents, 45 million rubles in short-term investments and 48 million rubles in restricted cash. For these items, a 10% change in the U.S. dollar to Russian ruble foreign exchange rate would yield a $0.3 million variance. Other foreign exchange transactions among CBLI and its subsidiaries are typically not material.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first three months of 2015. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.  Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2015. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

We have marked with an asterisk those risk factors that reflect material changes from the risk factors previously discussed in our Annual Report on Form 10-K for the fiscal year period ended December 31, 2014.

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

As of March 31, 2015, our cash, cash equivalents and short-term investments amounted to $5.0 million. We believe that our existing cash, cash equivalents, and marketable securities (not including proceeds from this offering) will allow us to fund our operating plan into June 2015.

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

We may require additional capital beyond our currently forecasted amounts and additional funds may not be available when we need them, on terms that are acceptable to us, or at all. In particular, the decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. In addition, the variable rate clause in our stock purchase agreement from our February 2015 equity transaction prohibits certain types of capital raising activities until April 14, 2016 and pledge of assets in our loan and security agreement with Hercules Technology II, L.P., or Hercules, may inhibit our ability to attract future investors and/or lenders. Additionally, our corporate structure, including the ownership of several of our product candidates in our joint ventures, may deter third parties from entering into collaboration and licensing arrangements with us. If we fail to raise sufficient additional financing, on terms and dates acceptable to us, we may not be able to continue our operations and the development of our product candidates, our patent licenses may be terminated, and we may be required to reduce staff, reduce or eliminate research and development, slow the development of our product candidates, outsource or eliminate several business functions or shut down operations.

The report of our independent registered public accounting firm expresses substantial doubt about the Company’s ability to continue as a going concern.

Our auditors, Meaden & Moore, LLP, have indicated in their report on the Company’s financial statements for the fiscal year ended December 31, 2014, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses and substantial decline in our working capital. This “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt or other financing alternatives. Our ability to continue as a going concern will depend upon the availability and terms of future funding and our ability to limit our expenses. If we are unable to achieve these goals, our business would be jeopardized and the Company may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

*We have a history of operating losses. We expect to continue to incur losses and may not continue as a going concern.

We have incurred significant losses to date. We have incurred net losses of approximately $3.7 million and $138.3 million for the three months ended March 31, 2015 and since inception, respectively. We expect significant losses to continue for the next few years as we spend substantial sums on the continued research and development of our proprietary product candidates, and there is no certainty that we will ever become profitable as a result of these expenditures. As a result of losses that will continue throughout our development stage, we may exhaust our financial resources and be unable to complete the development of our product candidates.

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

In September 2013, we entered into a loan and security agreement with Hercules under which we borrowed $6.0 million. The current interest rate is 10.45%, with the initial 12 months of the facility requiring interest only payments and the following 30 months requiring interest and principal payments. The loan matures on January 1, 2017. In June 2014, we made a $4.0 million principal pre-payment, and we are currently paying approximately $76,000 per month for interest and principal, with a final principal and interest payment of approximately $305,000 and an end-of-term fee of $550,000 due in January 2017. As of March 31, 2015, the remaining principal and end-of-term obligations owed to Hercules was approximately $2.2 million. We granted Hercules a first priority security interest in substantially all of our assets, with the exception of (i) our intellectual property, where the security interest is limited to proceeds of intellectual property, and (ii) our equity interest in Incuron.

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

Additionally, in September 2013, our majority-owned joint venture Panacela entered into a $1.5 million Convertible Loan Agreement with Rusnano, or the Rusnano Loan, and is required to pay all unpaid principal and interest under the loan in September 2015. The loan may be converted into shares of Panacela stock at any time at Rusnano’s option. In the event Panacela defaults on the loan and such default is not cured, Rusnano shall have the right to exercise a warrant to purchase shares of Cleveland BioLabs common stock equal to 69.2% of the outstanding amount remaining unpaid under the Rusnano Loan at the time of exercise, divided by the exercise price of $33.88 per share. As of March 31, 2015, that would amount to 40,073 shares.

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

We may fail to develop and commercialize some or all of our products successfully or in a timely manner because:

•	pre-clinical or clinical study results may show the product to be less effective than desired (e.g., a study may fail to meet its primary objectives) or to have harmful or problematic side effects;

•	we fail to receive the necessary regulatory approvals or there may be a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies, length of time to achieve study endpoints, additional time requirements for data analysis or pre-EUA, NDA or BLA preparation, discussions with the FDA, an FDA request for additional pre-clinical or clinical data or unexpected safety or manufacturing issues;

•	we fail to receive funding necessary for the development of one or more of our products;

•	they fail to conform to a changing standard of care for the diseases they seek to treat;

•	they are less effective or more expensive than current or alternative treatment methods;

•	of manufacturing costs, pricing or reimbursement issues, or other factors that make the product not economically feasible;

•	one or more of our financial partners in our joint ventures and us do not agree on the development strategy of our products;

•	proprietary rights of others and their competing products and technologies may prevent our product from being commercialized; or

•	our collaborative relationships with third parties could cause us to expend significant resources and incur substantial business risk with no assurance of financial return.

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

Before obtaining required regulatory approvals for the commercial sale of any of our product candidates, we must conduct extensive pre-clinical and clinical studies to demonstrate that our product candidates are safe and clinical or pivotal animal trials to demonstrate that our product candidates are efficacious. Pre-clinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials or animal efficacy studies will be successful and interim results of a clinical trial or animal efficacy study do not necessarily predict final results. In addition, we must outsource our clinical trials and our animal studies required to obtain regulatory approval of our products. We are not certain that we will successfully or promptly finalize agreements for the conduct of these studies. Delay in finalizing such agreements would delay the commencement of our pre-clinical and clinical studies, such as animal efficacy studies for entolimod’s biodefense indication and clinical trials of entolimod, CBLB612, Mobilan and CBL0137 for oncology indications. In addition, we are seeking final FDA agreement on the scope and design of our pivotal animal efficacy and human safety program for an entolimod biodefense BLA. Delay in agreement with the FDA on this program will delay conduct of the pivotal animal efficacy and human safety studies.

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

In addition, a failure of one or more of our clinical trials or animal studies can occur at any stage of testing and such failure could have a material adverse effect on our ability to generate revenue and could require us to reduce the scope of or discontinue our operations. We may experience numerous unforeseen events during, or as a result of, pre-clinical testing and the clinical trial or animal study process that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

•	regulators or IRBs may not authorize us to commence a clinical trial, conduct a clinical trial at a prospective trial site or continue a clinical trial following amendment of a clinical trial protocol or an IACUC may not authorize us to commence an animal study at a prospective study site;

•	we may decide, or regulators may require us, to conduct additional pre-clinical or clinical studies, or we may abandon projects that we expect to be promising, if our pre-clinical tests, clinical trials or animal efficacy studies produce negative or inconclusive results;

•	we may have to suspend or terminate our clinical trials if the participants are being exposed to unacceptable safety risks;

•	regulators or IRBs may require that we hold, suspend or terminate clinical development for various reasons, including noncompliance with regulatory requirements or if it is believed that the clinical trials present an unacceptable safety risk to the patients enrolled in our clinical trials;

•	the cost of our clinical trials or animal studies could escalate and become cost prohibitive;

•	any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable;

•	we may not be successful in recruiting a sufficient number of qualifying subjects for our clinical trials or certain animals used in our animal studies or facilities conducting our studies may not be available at the time that we plan to initiate a study;

•	the effects of our product candidates may not be the desired effects, may include undesirable side effects, or the product candidates may have other unexpected characteristics; and

•	our collaborators that conduct our clinical or pivotal animal studies could go out of business and not be available for FDA inspection when we submit our product for approval.

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

*Our joint ventures have significant non-controlling interest holders and, as such, are not operated solely for our benefit.

As of the date of this filing, we owned 11.74% of the equity interests in Incuron and 60.47% of the equity interests in Panacela. These entities have significant non-controlling interest holders, including funds regulated by the Russian Federation government. As such, we share ownership and management of these entities with one or more parties who may not have the same goals, strategies, priorities or resources as we do.

In each of these entities, both we and our co-owners have certain rights. Each entity provides the right to each party to designate certain of the board members and certain decisions in respect of these entities may not be made without a supermajority vote of the equity holders or the consent of all of the equity holders. The right to transfer ownership interests in these entities is restricted by provisions such as rights of first refusal and tag along and drag along rights. In addition, the use of funds and other matters are subject to monitoring and oversight by both groups of equity holders. Furthermore, we are required to pay more attention to our relationship with our co-owners as well as with the entities, and if a co-owner changes, our relationship may be materially adversely affected. These various restrictions may lead to additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In addition, the benefits from a successful joint venture are shared among the co-owners, so that we would not receive all the benefits from our successful joint ventures.

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

Additionally, in connection with our application for commercial approvals and if any product candidate is approved by the FDA or other regulatory agencies for commercial sale, we will need to procure commercial quantities of the product candidate from qualified third-party manufacturers. We may not be able to contract for increased manufacturing capacity for any of our product candidates in a timely or economic manner or at all. A significant scale-up in manufacturing may require additional validation studies and commensurate financial investments by the contract manufacturers. If we are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage of supply, which could limit our sales and could initiate regulatory intervention to minimize the public health risk.

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

The receipt of FDA approval may be delayed for reasons other than the results of pre-clinical studies and clinical trials. For example, in 2011, the IND application for entolimod’s biodefense indication was transferred within the FDA from the Division of Biologic Oncology Products, or DBOP, to the Division of Medical Imaging Products, or DMIP. As a result of this transfer, we requested and participated in nine meetings with DMIP during 2011-2014 to review the product mechanisms of action, safety profile and preliminary estimation of an effective human dose. In 2013, DMIP has agreed on the scope and design of the proposed pivotal animal efficacy program and has acknowledged that specific cytokines do play an important role in entolimod’s mechanism of action and, as such, can be used as biomarkers for animal-to-human dose-conversion. In order to maintain a competitive edge following the March 2015 approval of Neupogen for a related radiation countermeasure indication, we plan to modify the remaining entolimod BLA efficacy program. Therefore, we will return to FDA to reach an agreement on the elements of the design of our remaining clinical studies for entolimod. There can be no guarantee that we will reach a satisfactory agreement in a timely manner, or at all, or that DMIP will not request any additional information related to our pre-clinical or clinical programs.

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

In the three months ended March 31, 2015, we received none of our revenues from government contract and grant development work in connection with grants from the DoD and 58.2% of our revenues from government contract development work in the Russian Federation. In 2014 and 2013, we received 0.6% and 26.8% of our revenues from U.S. government contract and grant development work, and 95.2% and 73.2% of our revenues from Russian government contract development work, respectively.

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

As an example of the uncertainty of U.S. government contracting, in January 2014, we announced that the Biomedical Advanced Research and Development Authority, or BARDA, had terminated negotiations related to our proposal for further development of entolimod as a medical radiation countermeasure, noting that all such negotiations are subject to the availability of funds. In addition, we announced in January 2015 that we had received notice that our proposal application to support further development of entolimod as a medical radiation countermeasure has been recommended for funding subject to negotiations by the DoD. Additionally, in April 2015, we announced that we had received notice that another of our proposal applications to support further development of entolimod as a medical radiation countermeasure was recommended for funding subject to negotiations by the DoD, office of CDMRP. That proposal application aims to conduct an additional clinical study to support submission of a BLA. There is no guarantee that either of these recommendations will quickly or ever lead to the funding by DoD of the related proposals. The Company’s receipt of these awards is subject to successful negotiations and availability of funds. Additionally, with regard to our current Russian contracts, in each instance where we have been successful in receiving a contract, the contracts have been subject to matching funds and we have had to post performance guarantees, which have restricted our ability to use funds previously classified as operating funds.

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

In addition to geopolitical events, other factors, including the steady fall in oil prices, the global strengthening of the U.S. dollar and the Russian Central Bank’s reduction of currency rate support, have negatively affected the value of the Russian ruble relative to the U.S. dollar. Fluctuations in the rates at which the U.S. dollar are exchanged into Russian rubles may result in both foreign currency transaction and translation losses. We are subject to exchange rate fluctuations if we or one of our subsidiaries exchanges one currency into another, in order to conduct cross-border operations, and as we translate ruble denominated assets and liabilities that fluctuate from period-to-period. The former results in a transaction gain/loss that is reflected in our operating results. The later results in a translation gain/loss reflected in other comprehensive income/loss in equity. Presently, BioLab 612 and Panacela conduct most of their activities in the Russian Federation. As such we expect most of the foreign currency fluctuations to be related to ruble denominated asset and liability translations.

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

Investors in emerging markets, such as Russia, should be aware that these markets are subject to greater risks than more developed markets, including significant economic risks. For example, the Russian economy has periodically experienced high rates of inflation and is experiencing increased rates of inflation at present. According to The World Bank, the annual inflation rate in Russia, as measured by the consumer price index, was 5.1% in 2012, 6.8% in 2013 and 7.8% in 2014. Periods of higher inflation may slow economic growth. Inflation also is likely to increase some of our costs and expenses including the costs for our subsidiaries and joint ventures to conduct business operations, including any outsourced product testing costs.

Prospective investors in our common stock should note that emerging markets are subject to rapid change and that the information set out in this prospectus about our operations in Russia may become outdated relatively quickly.

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

*Significant stockholders or potential stockholders may attempt to effect changes to our company, which could adversely affect our corporate governance, results of operations and financial condition.

Stockholders may from time to time attempt to effect changes, engage in proxy solicitations or advance stockholder proposals. Responding to proxy contests and other actions by activist stockholders can generally be costly and time-consuming, disrupting our operations and diverting the attention of our board of directors and senior management from the pursuit of business strategies. Additionally, stockholder campaigns could result in corporate governance changes that could adversely affect our results of operations and financial condition.

*The price of our common stock has been and could remain volatile, which may in turn expose us to securities litigation.

The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 2014 through March 2015, the market price of our common stock, which is listed on the NASDAQ Capital Market, fluctuated from a high of $25.40 per share in the first quarter of 2014 to a low of $3.07 in the first quarter of 2015. The listing of our common stock on the NASDAQ Capital Market does not assure that a meaningful, consistent and liquid trading market will exist, and in recent years, the market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility in addition to volatility caused by the occurrence of industry and company specific events. Factors that could cause fluctuations include, but are not limited to, the following:

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

*We may be unable to maintain the listing of our common shares on NASDAQ.

The quantitative listing standards of the NASDAQ Stock Market, or NASDAQ, require, among other things, that listed companies maintain a minimum closing bid price of $1.00 per share and a minimum of $2,500,000 of stockholders equity. We failed to satisfy the bid price threshold for 30 consecutive trading days in 2014 and effected a 1:20 reverse split on January 28, 2015 which allowed us to regain compliance with this NASDAQ listing standard. Additionally, on March 10, 2015, we received a letter from NASDAQ indicating that, as of December 31, 2014 we did not meet the stockholders’ equity threshold and that, as of March 9, 2015, we did not meet the alternatives of market value of listed securities or net income from continuing operations. We filed a plan to regain compliance with NASDAQ and on May 7, 2015 we received a letter indicating that NASDAQ has accepted our plan and granted us until July 15, 2015 to evidence compliance. If we fail to regain compliance, our stock will be subject to delisting by NASDAQ.

The per share market price of the common stock and stockholders’ equity will continue to be affected by our financial and operational results, financial position, including our liquidity and capital resources, product development, industry conditions, the market’s perception of the our business and other factors, which are unrelated to the number of common shares outstanding. Consequently we will continually need to monitor our compliance with these standards.

*Issuance of additional equity may adversely affect the market price of our stock.

We are currently authorized to issue 160,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of this filing, 4,002,264 shares of our common stock were issued and outstanding, we had pre-funded warrants and convertible preferred stock that were convertible into 266,911 shares of our common stock for no additional consideration, outstanding warrants to purchase 2,281,332 shares of our common stock at an average exercise price of $14.49 per share (exclusive of the Rusnano warrant described above as it was not exercisable at the time), and we had outstanding options to purchase 382,220 shares of our common stock at an average exercise price of $47.18 per share. To the extent we issue shares of common stock or our outstanding options and warrants are exercised, holders of our common stock will experience dilution.

On April 10, 2015, we filed a registration statement on Form S-1, or the April Form S-1, with the Securities and Exchange Commission for the sale of $10 million of common stock and warrants and Class B convertible preferred stock and warrants at terms to be negotiated. Presently, we have not taken further action regarding the April Form S-1 but intend to raise equity capital with the April Form S-1. At this time we cannot confirm the total amount, timing, or terms of an equity raise, if any.

In the event of any other future issuances of equity securities or securities convertible into or exchangeable for, common stock, holders of our common stock may experience dilution. Furthermore, certain of our outstanding warrants, pre-funded warrants and convertible preferred stock contain provisions that, in certain circumstances, could result in the number of shares of common stock issuable upon the exercise of such securities to increase and/or the exercise price of such warrants to decrease.

Moreover, our board of directors is authorized to issue preferred stock without any action on the part of our stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any such preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. For example, on February 6, 2015, we issued 717.4 shares of Series A Convertible Preferred Stock convertible into 239,134 shares of our common stock at a conversion price of $3.00 per share. The Series A Convertible Preferred Stock have a liquidation preference over junior securities, including common stock. Additionally, the Company agreed to comply with negative covenants that limit our ability to incur debt, incur liens, amend our charter documents, repurchase securities, pay dividends or enter into related party transactions, which could adversely impact our operations until the date that the Series A Preferred Stock issued in the transaction are no longer outstanding. If we issue additional shares of preferred stock in the future, such as those contemplated by the April Form S-1, that have preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the market price of our common stock could decrease. Additionally, the conversion of the Series A convertible preferred stock, or any preferred stock issued in the future, into our common stock could result in significant dilution to the holders of our common stock.

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

There is no trading market for our Series A Preferred Stock or warrants.

There is no trading market for our Series A Preferred Stock or any class of our warrants and we do not intend to apply to have the Series A Preferred Stock or the warrants listed or quoted on any market or exchange. The lack of an active market may impair our stockholders ability to sell our Series A Preferred Stock or warrants at the time they wish to sell them or at a price that they consider reasonable. The lack of any market for the Series A Preferred Stock or warrants may also reduce the fair market value of our outstanding Series A Preferred Stock and warrants.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 4, 2015, CBLI entered into a Securities Purchase Agreement with certain institutional investors providing for the issuance and sale of 572,205 registered shares (the “Shares”) of the Company’s common stock, at an offering price of $3.00 per share (the “Share Offering”) and Series B pre-funded warrants (the “Pre-Funded Warrants,”) to purchase an aggregate of 594,688 registered shares of its common stock (the “Pre-Funded Warrants Offering”).

In a concurrent private placement (the “Private Placement Transaction” and, together with the Share Offering and the Pre-Funded Warrants Offering, the “Offerings”), CBLI sold to the purchasers of our Shares and Pre-Funded Warrants, 717.4 shares of our Series A Convertible Preferred Stock, stated value of $1000 per share (the “Preferred Stock”), which are convertible into 239,134 shares of our common stock. Gross proceeds from the Offerings amounted to approximately $4.2 million before deducting placement agent fees and expenses. In addition, a Series A warrant (the “Series A Warrants” and, together with the Shares, the Pre-Funded Warrants and the Preferred Stock, the “Securities”) will be issued to purchase one share of our common stock for each share of common stock purchased or prefunded in this offering and each share of Series A Convertible Preferred Stock purchased in the concurrent private placement. The Series A Warrants cover, in the aggregate, 1,406,028 shares of Common Stock and become exercisable six months following the date of issuance at an exercise price of $3.64 and expire six years from the date they become exercisable.

The Private Placement Transaction was structured to comply with the requirements of Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) The following exhibits are included as part of this report:

Exhibit Number	Description of Document

3.1	Certificate of Amendment of Restated Certificate of Incorporation of Cleveland BioLabs, Inc. (Incorporated by reference to Form 8-K filed on January 27, 2015)

3.2	Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (Incorporated by reference to Form 8-K filed on February 9, 2015)

3.3	Certificate of Amendment of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (Incorporated by reference to Form 8-K filed on February 9, 2015)

4.1	Form of Series B Pre-Funded Warrant to Purchase Common Stock, as amended to date (Incorporated by reference to Form 8-K filed on February 9, 2015)

4.2	Form of Series A Warrant to Purchase Common Stock, as amended to date (Incorporated by reference to Form 8-K filed on February 9, 2015)

10.1	Amendment No. 1 to Securities Purchase Agreement, dated September 4, 2014, by and among Cleveland BioLabs, Inc., and the Purchasers set forth therein (Incorporated by reference to Form 8-K filed on January 13, 2015)

10.2	Securities Purchase Agreement, dated February 4, 2015, by and among Cleveland BioLabs, Inc. and the Purchasers set forth therein, as amended to date (Incorporated by reference to Form 8-K filed on February 9, 2015)

10.3	Registration Rights Agreement, dated February 4, 2015, by and among Cleveland BioLabs, Inc. and the Purchasers set forth therein (Incorporated by reference to Form 8-K filed on February 9, 2015)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Yakov Kogan.

31.2	Rule 13a-14(a)/15d-14(a) Certification of C. Neil Lyons.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.1	The following information from CBLI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2014; (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the Three Months ended March 31, 2015 and 2014; (v) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2015; and (vi) Notes to Consolidated Financial Statements.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated: May 7, 2015	By:	/s/ YAKOV KOGAN
Yakov Kogan Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2015	By:	/s/ C. NEIL LYONS
C. Neil Lyons Chief Financial Officer (Principal Financial Officer)