Form 10-Q
period 2015-06-30
CLEVELAND BIOLABS INC
filed 2015-08-12
CIK 1318641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, there were 10,729,123 shares outstanding of the registrant’s common stock, par value $0.005 per share.

CLEVELAND BIOLABS, INC.

In this report, except as otherwise stated or the context otherwise requires, the terms “Cleveland BioLabs” and “CBLI” refer to Cleveland BioLabs, Inc. but not its consolidated subsidiaries, and the “Company,” “we,” “us” and “our” refer to Cleveland BioLabs, Inc. together with its consolidated subsidiaries. Our common stock, par value $0.005 per share, is referred to as “common stock.”

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,190,121	$3,103,969
Short-term investments	450,256	—
Accounts receivable	133,476	267,199
Receivable for divestiture of Incuron, LLC	1,000,000	—
Other current assets	215,699	174,179

Total current assets	4,989,552	3,545,347
Equipment, net	182,957	244,537
Restricted cash	859,088	1,699,759
Other long-term assets	41,650	56,131
Deferred Transaction Costs	775,037	—
Investment in Incuron, LLC	—	4,268,458

Total assets	$6,848,284	$9,814,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$950,431	$1,057,743
Accrued expenses	2,025,702	1,804,456
Deferred revenue	466,590	156,317
Accrued warrant liability	5,356,391	862,074
Current portion of notes payable	2,836,723	2,640,968
Current portion of capital lease obligation	—	7,522

Total current liabilities	11,635,837	6,529,080
Long-term debt	1,135,769	1,499,050
Commitments and contingencies	—	—

Total liabilities	12,771,606	8,028,130
Stockholders’ equity:
Preferred stock, $.005 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2015 and 2014, respectively	—	—
Common stock, $.005 par value; 160,000,000 shares authorized, 4,269,175 and 2,858,126 shares issued and outstanding as of June 30, 2015 and 2014, respectively	21,342	14,287
Additional paid-in capital	134,042,180	132,693,988
Other comprehensive loss	(425,459)	(380,110)
Accumulated deficit	(142,706,512)	(133,935,562)
Treasury Stock, at cost; 264,318 and 0 shares, respectively	(906,321)	—

Total Cleveland BioLabs, Inc. stockholders’ deficit	(9,974,770)	(1,607,397)
Noncontrolling interest in stockholders’ equity	4,051,448	3,393,499

Total stockholders’ equity	(5,923,322)	1,786,102

Total liabilities and stockholders’ equity	$6,848,284	$9,814,232

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Grants and contracts	$329,908	$562,087	$937,237	$1,896,341
Operating expenses:
Research and development	1,583,169	2,324,223	3,194,139	4,763,996
General and administrative	1,597,556	2,250,368	3,905,427	4,663,911

Total operating expenses	3,180,725	4,574,591	7,099,566	9,427,907

Loss from operations	(2,850,817)	(4,012,504)	(6,162,329)	(7,531,566)
Other income (expense):
Interest and other expense	(81,416)	(623,786)	(127,810)	(941,708)
Foreign exchange gain (loss)	65,058	92,594	21,323	(59,177)
Change in value of warrant liability	(1,480,048)	412,125	(1,529,406)	2,499,683
Equity in loss of Incuron, LLC	(114,571)	—	(362,137)	—

Total other income (expense)	(1,610,977)	(119,067)	(1,998,030)	1,498,798

Net loss	(4,461,794)	(4,131,571)	(8,160,359)	(6,032,768)
Net loss attributable to noncontrolling interests	17,141	170,410	65,384	486,235

Net loss attributable to Cleveland BioLabs, Inc.	$(4,444,653)	$(3,961,161)	$(8,094,975)	$(5,546,533)

Net loss per share, basic and diluted	$(1.12)	$(1.53)	$(2.25)	$(2.18)

Weighted average number of shares, basic and diluted	3,979,783	2,594,582	3,595,153	2,546,760

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net loss including noncontrolling interests	$(4,461,794)	$(4,131,571)	$(8,160,359)	$(6,032,768)
Other comprehensive loss - Foreign currency translation adjustment	41,748	199,052	2,009	(92,414)

Comprehensive loss including noncontrolling interests	(4,420,046)	(3,932,519)	(8,158,350)	(6,125,182)
Comprehensive loss attributable to noncontrolling interests	106	90,531	63,374	507,807

Comprehensive loss attributable to Cleveland BioLabs, Inc.	$(4,419,940)	$(3,841,988)	$(8,094,976)	$(5,617,375)

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

					Additional
	Common Stock		Teasury Stock		Paid-in
	Shares	Amount	Shares	Amount	Capital
Balance at December 31, 2014	2,858,126	$14,287	—	$—	$132,693,988
Stock based compensation	5,023	25	—	—	200,900
Issuance of common stock, net of offering costs of $98,846	1,406,026	7,030	—	—	1,147,292
Repurchase of Treasury Stock	—	—	264,318	(906,321)
Increased Ownership of Panacela Labs, Inc.	—	—	—	—	—
Net loss	—	—	—	—	—
Foreign currency translation	—	—	—	—	—

Balance at June 30, 2015	4,269,175	$21,342	264,318	$(906,321)	$134,042,180

	Accumulated Other
	Comprehensive	Accumulated	Noncontrolling
	Income (Loss)	Deficit	Interests	Total
Balance at December 31, 2014	$(380,110)	$(133,935,562)	$3,393,499	$1,786,102
Stock based compensation	—	—	—	200,925
Issuance of common stock, net of offering costs of $98,846	—	—	—	1,154,322
Repurchase of Treasury Stock				(906,321)
Increased Ownership of Panacela Labs, Inc.	(45,348)	(675,975)	721,323	—
Net loss	—	(8,094,975)	(65,384)	(8,160,359)
Foreign currency translation	(1)	—	2,010	2,009

Balance at June 30, 2015	$(425,459)	$(142,706,512)	$4,051,448	$(5,923,322)

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(8,160,359)	$(6,032,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126,498	686,471
Loss on equipment disposal	—	24,685
Noncash compensation	40,506	182,617
Warrant issuance costs	617,776	171,116
Equity in loss of Incuron, LLC	362,137	—
Change in value of warrant liability	1,529,406	(2,499,683)
Changes in operating assets and liabilities:
Accounts receivable and other current assets	96,807	(56,302)
Other long-term assets	8,544	15,879
Accounts payable and accrued expenses	(104,909)	(47,251)
Deferred revenue	510,743	(170,766)

Net cash used in operating activities	(4,972,851)	(7,726,002)
Cash flows from investing activities:
Purchase of short-term investments	(784,110)	—
Sale of short-term investments	348,452	285,881
Purchase of equipment	(13,288)	(10,803)
Divestiture of Incuron	2,000,000	—
Decrease in restricted cash	834,989	—

Net cash provided by investing activities	2,386,043	275,078
Cash flows from financing activities:
Issuance of common stock, net of offering costs	3,048,934	9,697,501
Repayment of long-term debt and capital leases	(375,972)	(4,040,329)
Noncontrolling interest capital contribution to Incuron, LLC	—	2,915,239

Net cash provided by financing activities	2,672,962	8,572,411
Effect of exchange rate change on cash and equivalents	(2)	(66,357)

Increase in cash and cash equivalents	86,152	1,055,130
Cash and cash equivalents at beginning of period	3,103,969	10,048,466

Cash and cash equivalents at end of period	$3,190,121	$11,103,596

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$91,614	$360,642
Supplemental schedule of noncash financing activities:
Noncash financing costs on common stock offering	—	50,505
Noncash warrant issuance costs	—	15,993

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    Description of Business

Cleveland BioLabs, Inc. is an innovative biopharmaceutical company developing novel approaches to activate the immune system and address serious medical needs. Our proprietary platform of Toll-like immune receptor activators has applications in radiation mitigation, oncology immunotherapy, and vaccines. Our most advanced product candidate is entolimod, which we are developing as a radiation countermeasure and an immunotherapy for oncology and other indications. We conduct business in the United States and in the Russian Federation, or Russia, through a wholly-owned subsidiary and a consolidated joint venture owned in collaboration with a financial partner. As used throughout these unaudited consolidated financial statements, the terms “Cleveland BioLabs” and “CBLI” refer to Cleveland BioLabs, Inc. and its wholly-owned subsidiary, BioLab 612, LLC, but not its consolidated joint venture, Panacela Labs, Inc. The “Company,” “we,” “us” and “our” refer to Cleveland BioLabs, Inc. together with its consolidated subsidiaries.

CBLI was incorporated in Delaware in June 2003 and is headquartered in Buffalo, New York. As of June 30, 2015, the Company had one wholly-owned subsidiary, Biolab 612, LLC, or Biolab 612, which began operations in 2012, and one consolidated joint venture, Panacela Labs, Inc., or Panacela, which was formed by us and a financial partner in 2011. Panacela has a wholly-owned subsidiary, Panacela Labs, LLC, which was formed in 2011. Additionally, the Company formed a consolidated joint venture, Incuron LLC, or Incuron, with a financial partner in 2010. As of November 25, 2014, the Company no longer maintained a controlling interest in Incuron. On April 29, 2015, the Company sold 75% of its interest in Incuron, and on June 30, 2015 the Company sold its remaining interest in Incuron.

2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of CBLI, BioLab 612, and Panacela. The accounts of Incuron are also included through November 25, 2014, the date at which CBLI no longer maintained a controlling interest in Incuron. For the period from November 25, 2014 through April 29, 2015, the Company’s interest in Incuron is presented using the equity method of accounting, with the completed sale of our entire equity interests in Incuron recorded in the quarter ended June 30, 2015. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission, or the SEC.

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of June 30, 2015, along with its results of operations for the three and six month periods ended June 30, 2015 and 2014 and cash flows for the six month periods ended June 30, 2015 and 2014. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

On January 28, 2015, the Company, after receiving approval from the Company’s shareholders and board of directors, executed a reverse stock split, or Reverse Split, of the Company’s common stock at the ratio of 1:20. Unless otherwise indicated, all of the Company’s historical share balances and share price-related data have been adjusted, on a retroactive basis, to reflect this ratio.

At June 30, 2015, we had cash, cash equivalents and short-term investments of $3.6 million in the aggregate. Of that amount, $1.3 million ($0.9 million of cash and cash equivalents and $0.4 million of short-term investments) was restricted for the use of our consolidated joint venture, Panacela, leaving $2.3 million available for general use. As more fully described in Note 9, Subsequent Events, the Company raised $25 million through the sale of common stock in a private placement which closed on July 9, 2015. Management believes this additional capital will fund its operations and cash requirements for at least the next 12 months.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires that an entity’s management evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods beginning after December 15, 2016 and for interim periods thereafter. The Company is evaluating the potential impacts of this new standard on its quarterly reporting process.

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

Cash and Cash Equivalents

As of June 30, 2015, $0.9 million of the Company’s cash and cash equivalents was restricted for the use of Panacela, leaving $2.3 million available for general use.

Short-Term Investments

The Company’s short-term investments are classified as held to maturity given the intent and ability to hold the investments to maturity. Accordingly, these investments are carried at amortized cost. Short-term investments classified as held-to-maturity consisted of certificates of deposit with maturity dates beyond three months and less than one year. As of June 30, 2015, all of the Company’s short-term investments were restricted for the use of Panacela.

Significant Customers and Accounts Receivable

Grant and contract revenue from the U.S. government accounted for 0% and 1.2% of total revenue for the three and six months ended June 30, 2014, respectively. No such revenue was reported for the three and six months ended June 30, 2015. Grant and contract revenue received by the Company’s subsidiaries from Russian government agencies accounted for 58.3% and 58.2% of total revenues for the three and six months ended June 30, 2015, respectively and 100% and 98.8% of total revenue for the three and six months ended June 30, 2014, respectively. Although the Company anticipates ongoing U.S. and Russian government contract and grant revenue, there is no guarantee that these revenue streams will continue in the future.

Service contract revenue received by us from Incuron accounted for 41.7% and 41.8% of total revenues for the three and six months ended June 30, 2015, respectively. No such revenue was reported for the three and six months ended June 30, 2014.

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

Accounting for Stock-Based Compensation

The 2006 Equity Incentive Plan, as amended, or the Plan, authorizes CBLI to grant (i) options to purchase common stock, (ii)

restricted or unrestricted stock units, and (iii) stock appreciation rights, so long as the exercise or grant price of each are at least equal to the fair market value of the stock on the date of grant. As of June 30, 2015 and taking into consideration the increase in authorized shares under the Plan as approved by our shareholders in April 2015, an aggregate of 650,000 shares of common stock were authorized for issuance under the Plan, of which a total of 158,585 shares of common stock remained available for future awards. A single participant cannot be awarded more than 100,000 shares annually. Awards granted under the Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term and number of shares) under the Plan are specified in an award document, and approved by the Company’s board of directors, compensation committee or its management delegates.

In June 2013, the Company’s stockholders approved the 2013 Employee Stock Purchase Plan, or ESPP, which provides a means by which eligible employees of the Company and certain designated related corporations may be given an opportunity to purchase shares of common stock. As of June 30, 2015, and taking into consideration the increase in authorized shares under the ESPP as approved by our shareholders in April 2015, there are 225,000 shares of common stock reserved for purchase under the ESPP. The number of shares reserved for purchase under the ESPP increases on January 1 of each calendar year by the lesser of: (i) 10% of the total number of shares of common stock outstanding on December 31st of the preceding year, or (ii) 100,000 shares of common stock. The ESPP allows employees to use up to 15% of their compensation to purchase shares of common stock at an amount equal to 85% of the fair market value of the Company’s common stock on the offering date or the purchase date, whichever is less.

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

	For the six months ended June 30,
	2015	2014
Risk-free interest rate	1.35 - 1.59%	1.59 - 1.98%
Expected dividend yield	0.00%	0%
Expected life	5 - 5.5 Years	5 - 6 Years
Expected volatility	76.66 - 116.10%	71.24 - 77.99%

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

Income Taxes

No income tax expense was recorded for the three and six months ended June 30, 2015 and 2014, as the Company does not expect to have taxable income for 2015 and did not have taxable income in 2014. A full valuation allowance has been recorded against the Company’s deferred tax asset.

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

The Company has excluded the following securities from the calculation of diluted net loss per share because all such securities were antidilutive for the periods presented:

	As of June 30,
Common Equivalent Securities	2015	2014
Warrants	2,272,523	1,030,711
Options	365,784	311,206

Total	2,638,307	1,341,917

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues for liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. For all periods presented, the Company was not a party to any pending material litigation that was estimable and had a probability of loss.

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

The following tables represent the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis:

	As of June 30, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Accrued warrant liability	$—	$—	$5,356,391	$5,356,391

Total liabilities	$—	$—	$5,356,391	$5,356,391

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Accrued warrant liability	$—	$—	$862,074	$862,074
Compensatory stock options not yet issued (1)	—	—	132,295	132,295

Total liabilities	$—	$—	$994,369	$994,369

(1)	Included in accrued expenses in the accompanying Consolidated Balance Sheets

The Company uses the Black-Scholes model to measure the accrued warrant liability and its accrual for compensatory stock options not yet issued. The following are the assumptions used to measure the accrued warrant liability which were determined in a manner consistent with that described for grants of options to purchase common stock as set forth in Note 2:

	June 30, 2015	December 31, 2014
Stock Price	$4.34	$5.60
Exercise Price	$3.00 - 100.00	$10.10 - 100.00
Term in years	0.04 - 6.10	0.46 - 6.04
Volatility	83.99 - 327.4%	70.69 - 100.08%
Annual rate of quarterly dividends	0%	0%
Discount rate- bond equivalent yield	.01 - 1.87%	.12 - 1.65%

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 fair value measurements for the periods indicated:

	Three Months Ended June 30, 2015		Six Months Ended June 31, 2015
	Accrued Warrant Liability	Compensatory Stock Options Issued After Year End	Accrued Warrant Liability	Compensatory Stock Options Issued After Year End
Beginning Balance	$4,547,691	$132,295	$862,074	$132,295
Total (gains) or losses, realized and unrealized, included in earnings (1)(2)	1,480,049	(26,381)	1,529,406	(26,381)
Issuances	—	—	3,636,260	—
Settlements	(671,349)	(105,914)	(671,349)	(105,914)

Balance, June 30, 2015	$5,356,391	$—	$5,356,391	$—

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Accrued Warrant Liability	Compensatory Stock Options Issued After Year End	Accrued Warrant Liability	Compensatory Stock Options Issued After Year End
Beginning Balance	$1,436,845	$—	$1,241,311	$309,450
Total (gains) or losses, realized and unrealized, included in earnings (1)(2)	(412,125)	—	(2,499,683)	(21,055)
Issuances	—	—	2,283,092	—
Settlements	—	—	—	(288,395)

Balance, June 30, 2014	$1,024,720	$—	$1,024,720	$—

(1)	Unrealized gains or losses related to the accrued warrant liability were included as change in value of accrued warrant liability. There were no realized gains or losses for the three and six months ended June 30, 2015 and 2014.
(2)	Expenses recorded for compensatory stock options not yet issued are included in research & development expense and general and administrative expense.

As of June 30, 2015 and December 31, 2014, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.

The Company considers the accrued warrant liability and compensatory stock options not yet issued to be Level 3 because some of the inputs into the measurements are neither directly or indirectly observable. Both the accrued warrant liability and compensatory stock options not yet issued use management’s estimate for the expected term. Additionally, the number of compensatory options awarded involves an estimate of management’s performance in relation to the targets set forth in the Company’s Executive Compensation Plan. The following table summarizes the unobservable inputs into the fair value measurement for the accrued warrant liability as of June 30, 2015:

	June 30, 2015
Description	Fair Value	Valuation Technique	Unobservable Input	Range in years
Accrued warrant liability	5,356,391	Black-scholes pricing model	Expected term	0.04 - 6.10

	$5,356,391

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

4.    Sale of Incuron

On April 29, 2015, CBLI entered into an agreement to sell its equity stake in Incuron to Dr. Mikhail Mogutov, Chairman of Incuron’s Board of Directors and founder of Bioprocess Capital Ventures and/or his designee. The transaction was split into two tranches, with 75% of the Company’s equity stake in Incuron being sold for approximately $3 million on April 29, 2015, and an option being given to Dr. Mogutov to purchase CBLI’s remaining ownership interest in Incuron for approximately $1 million, which was exercised by his affiliate, BioProcess Capital Ventures, on June 30, 2015. The purchase price was paid in the form of (i) $2 million in cash received in April 2015, (ii) the transfer of 264,318 shares of the Company’s common stock to escrow with instructions to either return the shares to CBLI or pay the proceeds from the sale of such shares to CBLI, and (iii) $1 million in cash paid in July 2015. Consequently, the June 30, 2015 consolidated balance sheet presents a $1 million receivable, and has classified the cost basis of $906,321, that resulted from an independent valuation reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as a reduction in equity in the form of treasury stock. At June 30, 2015, the governing agreement related to the 264,318 shares of the Company’s common stock provides the Company with an option to either have the shares returned to the treasury or sold. In addition, CBLI assigned its remaining intellectual property relating to Curaxin CBL0137 to Incuron in exchange for a 2% royalty on the future commercialization, licensing or sale of the Curaxin CBL0137 technology.

5.    Debt

On September 30, 2013, CBLI and BioLab 612 entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Technology II, L.P., or Hercules, pursuant to which we issued a $6.0 million note and received net proceeds of $5.9 million. The loan bears interest at the greater of (i) 10.45% per annum or (ii) 10.45% plus the prevailing prime rate minus 4.25%. The loan matures on January 1, 2017, and requires interest-only payments for the initial 12 months and principal and interest payments in 27 monthly installments thereafter. In June 2014, CBLI repaid $4.0 million of the loan using net proceeds from a sale of equity and other cash.

In connection with the Loan Agreement, CBLI granted a first priority lien in substantially all of CBLI’s assets (exclusive of intellectual property) to Hercules. The Loan Agreement also contains representations and warranties by CBLI and Hercules, indemnification provisions in favor of Hercules, customary covenants (including limitations on other indebtedness, liens, acquisitions, investments and dividends, but excluding any financial covenants), and events of default (including payment defaults, breaches of covenants, material adverse events and events leading to bankruptcy or insolvency). Prepayment of the loan is subject to a penalty rate applied to the balance of the secured obligation and ranges from 1% to 3% based on the date the loan is prepaid. The prepayment penalty was waived in connection with the above referenced prepayment in June 2014.

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

The following schedule shows the remaining payments for principal and the end of term charge on the Hercules loan by calendar year:

June 30,
2016	$788,877
2017	1,279,220

Total	$2,068,097

On September 3, 2013, Panacela entered into a Master Agreement and a Convertible Loan Agreement, with Open Joint Stock Company RUSNANO, or Rusnano, and CBLI pursuant to which Panacela issued a $1,530,000 note to Rusnano, or the Panacela Loan. The Panacela Loan bears interest at a rate of 16.3% per annum and matures on September 10, 2015, at which time Panacela must repay all unpaid principal and accrued interest. As of June 30, 2015, Panacela had $510,977 of interest accrued associated with the Panacela Loan. Rusnano has the option to convert the unpaid principal plus interest into shares of Panacela preferred stock at a conversion price of $1,057 per share, or if Panacela has a qualified financing event, at a discounted price of 0.75 times the purchase price per share.

6.    Stockholders’ Equity

On February 4, 2015, CBLI entered into a Securities Purchase Agreement with certain institutional investors providing for the issuance and sale of 572,205 registered shares, or the Shares, of the Company’s common stock, at an offering price of $3.00 per share, or the Share Offering, and Series B pre-funded warrants, or the Pre-Funded Warrants, to purchase an aggregate of 594,688 registered shares of its common stock, or the Pre-Funded Warrants Offering. The Share Offering and the Pre-Funded Warrants Offering are referred to collectively as the Offerings.

In a concurrent private placement, or the Private Placement Transaction, and, together with the Offerings, CBLI sold to the purchasers of our Shares and Pre-Funded Warrants, 717.4 shares of our Series A Convertible Preferred Stock, stated value of $1,000 per share, or the Preferred Stock, which are convertible into 239,134 shares of our common stock. Gross proceeds from the Offerings amounted to approximately $4.2 million before deducting placement agent fees and expenses. In addition, Series A warrants, or the Series A Warrants, were issued to purchase one share of our common stock for each share of common stock purchased or prefunded in the Offerings and each share of Series A Convertible Preferred Stock purchased in the Private Placement Transaction. The Series A Warrants cover, in the aggregate, 1,406,028 shares of common stock and become exercisable six months following the date of issuance at an exercise price of $3.64 and expire six years from the date they become exercisable.

The Series A Warrants and Series B Warrants contain provisions that could require CBLI to settle the warrants in cash, and also provide for price or share issuance adjustments in the event of a subsequent qualified issuance of common stock at a price below $3.64 for the Series A Warrants or $3.00 for the Pre-Funded Warrants, and accordingly have been classified as a liability. As of February 6, 2015, the closing date, the fair value of the Preferred Stock and the Pre-Funded Warrants amounted to $3,636,260 and was determined based on the following assumptions using the Black-Scholes valuation model:

	Series A	Series B
Stock Price	$3.16	$3.16
Exercise Price	$3.64	$3.00
Term in years	6.50	1.00
Volatility	0.83%	0.88%
Annual rate of quarterly dividends	0%	0%
Discount rate- bond equivalent yield	1.48%	0.26%

As of June 30, 2014, the Pre-Funded Warrants and the Preferred Stock had fully converted into common stock and as such, no balances other than stockholders’ equity remain for these securities.

The Company has granted options to purchase shares of common stock. The following is a summary of option award activity during the six months ended June 30, 2015:

	Six Months Ended June 30, 2015
	Total Stock Options Outstanding	Weighted Average Exercise Price per Share	Nonvested Stock Options	Weighted Average Grant Date Fair Value per Share
December 31, 2014	261,389	$67.89	21,287	$22.34
Granted	131,500	3.19	90,750	2.58
Vested	—	—	(842)	19.88
Exercised	—	—	—	—
Forfeited, Canceled	(27,105)	10.47	(18,750)	3.63

June 30, 2015	365,784	$48.89	92,445	$6.76

The following is a summary of outstanding stock options as of June 30, 2015:

	As of June 30, 2015
	Stock Options Outstanding	Vested Stock Options
Quantity	365,784	273,339
Weighted-average exercise price	$48.89	$62.51
Weighted Average Remaining Contractual Term (in Years)	7.11	6.33
Intrinsic value	$—	$—

For the six months ended June 30, 2015 and 2014, the Company granted 131,500 and 49,550 stock options, respectively, with a weighted-average grant date fair value of $2.59 and $7.60, respectively. For the six months ended June 30, 2015 and 2014, the total fair value of options vested was $105,914 and $200,658, respectively.

As of June 30, 2015, total compensation cost not yet recognized related to unvested stock options was $164,425. The Company expects to recognize this cost over a weighted average period of approximately 0.45 years.

7.    Warrants

In connection with sales of the Company’s common stock and the issuance of debt instruments, warrants were issued which presently have exercise prices ranging from $3.00 to $100.00. The warrants expire between one and seven years from the date of grant, and are subject to the terms applicable in each agreement. The following table summarizes the activity in our outstanding warrants since December 31, 2014:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2014	875,304	$33.72
Granted	1,406,028	3.64
Forfeited, Canceled	(8,809)	100.00

Outstanding at June 30, 2015	2,272,523	14.16

In addition, the Company has issued a warrant to Rusnano, our financial partner in Panacela, or the Rusnano Warrant, that can only be exercised in the event Panacela defaults on a loan from Rusnano, or the Rusnano Loan. The maximum number of shares issuable under the Rusnano Warrant as of June 30, 2015 is 41,706. At June 30, 2015, Panacela was not in default of the Rusnano Loan.

8.    Significant Alliances and Related Parties

Roswell Park Cancer Institute

The Company has entered into several agreements with Roswell Park Cancer Institute, or RPCI, including: various sponsored research agreements, an exclusive license agreement and clinical trial agreements for the conduct of the Phase 1 entolimod oncology study and the Phase 1 CBL0137 intravenous administration study. Additionally, the Company’s Chief Scientific Officer, or CSO, Dr. Andrei Gudkov, is the Senior Vice President of Basic Research at RPCI. The Company incurred $264,693 and $469,371 in expense to RPCI related to research grants and agreements for the quarters ended June 30, 2015 and 2014, respectively. The Company had $381,837 and $210,882 included in accounts payable owed to RPCI at June 30, 2015 and 2014, respectively. In addition, the Company had $157,110 and $210,882 in accrued expenses payable to RPCI at June 30, 2015 and 2014, respectively.

The Cleveland Clinic

CBLI entered into an exclusive license agreement, or the License, with The Cleveland Clinic pursuant to which CBLI was granted an exclusive license to The Cleveland Clinic’s research base underlying our therapeutic platform and certain product candidates licensed to Panacela. CBLI has the primary responsibility to fund all newly developed patents; however, The Cleveland Clinic retains ownership of those patents covered by the agreement. CBLI also agreed to use commercially diligent efforts to bring one or more products to market as soon as practical, consistent with sound and reasonable business practices and judgments. There were no milestone or royalty payments paid to CCF during the six months ended June 30, 2015 or 2014.

The Company did not have any liabilities to The Cleveland Clinic at June 30, 2015 or 2014.

Buffalo BioLabs, et. al.

Our CSO, Dr. Andrei Gudkov has business relationships with several entities with which we transact business, the most significant of which is Buffalo BioLabs, LLC, or BBL, where Dr. Gudkov was a founder and currently serves as their Principal Scientific Advisor. Such description of services is more thoroughly discussed in Note 8, Restructuring, of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 27, 2015. The Company recognized $245,417 and $359,823 as research and development expense for the quarters ended June 30, 2015 and 2014, respectively, and included $0 and $9,836 in accounts payable to BBL at June 30, 2015 and 2014. In addition, the Company had $0 and $66,077 in accrued expenses payable to BBL at June 30, 2015 and 2014, respectively. We also recognized $55,962 and $87,490 from BBL for sublease and other income for the quarters ended June 30, 2015 and 2014, respectively. Pursuant to our real estate sublease and equipment lease with BBL, we had gross and net accounts receivable of $227,086, and 0 at June 30, 2015, respectively and a gross receivable of $67,915 at June 30, 2014.

9.    Subsequent Events

On July 9, 2015, the Company sold 6,459,948 shares of the Company’s common stock to David Davidovich, a venture capital, accredited investor, for $25 million, or $3.87 per share, the “July Equity Investment.” Additionally, the Company has elected to prepay the remaining obligations due under its loan with Hercules, the “Hercules Prepayment.” Considering therefore the subsequent receipt of approximately $23.5 million in net proceeds from the July Equity Investment, the subsequent receipt of $1.0 million from the sale of the Company’s remaining equity interest in Incuron as further described in Note 4, Sale of Incuron, and approximately $2.0 million subsequently disbursed for the Hercules Prepayment, the Company had approximately $26.1 million in cash, cash equivalents and short-term investments on a pro-forma basis as of June 30, 2015. As a result of the foregoing and other changes occurring in the normal course of the Company’s business since June 30, 2015, 10,729,123 shares of the Company’s common stock are currently issued and outstanding, along with 2,227,232 warrants that have a weighted average exercise price of $13.95 per share, exclusive of the Rusnano Warrant described in Note 7, Warrants, and 365,784 options with a weighted average exercise price of $48.89.

Additionally, as disclosed in Note 10, Income Taxes, of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014 and filed with the SEC on February 27, 2015, the Company had U.S. federal net operating loss carryforwards of approximately $120,934,000, which begin to expire if not utilized by 2023, and approximately $3,565,000 of federal tax credit carryforwards which begin to expire if not utilized by 2024. The Company also has U.S. state net operating loss carryforwards of approximately $110,957,000, which begin to expire if not utilized by 2027 and state tax credit carryforwards of approximately $337,000, which begin to expire if not utilized by 2022. The purchase of 6,459,948 shares of common stock by Mr. Davidovich yields a post-transaction ownership percentage of 60.2% for him. We believe it highly likely that this transaction will be viewed by the U.S. Internal Revenue Service as a change of ownership as defined by Section 382 of the Internal Revenue Code (“Section 382”). Consequently, the utilization of these net operating loss and tax credit carryforwards, as well as any additional net operating loss and tax credit carryforwards generated in 2015 through the issuance date, will be limited according to the provisions of Section 382, which will significantly limit the Company’s ability to use these carryforwards to offset taxable income on an annual basis in future periods. As such a significant portion of these carryforwards will likely expire before they can be utilized, even if the Company is able to generate taxable income that, except for this transaction, would have been sufficient to fully utilize these carryforwards.

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

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we do not undertake any obligation to publicly update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and with our historical consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2014.

OVERVIEW

We are an innovative biopharmaceutical company developing novel approaches to activate the immune system and address serious medical needs. Our proprietary platform of toll-like immune receptor activators has applications in radiation mitigation, oncology immunotherapy, and vaccines. Our most advanced product candidate is entolimod, which we are developing as a radiation countermeasure and an immunotherapy for oncology and other indications. We also have an additional clinical stage program and multiple innovative projects in different stages of preclinical drug development.

See “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2014 for more information on our product candidates. As more fully described in Note 4, Sale of Incuron to our unaudited consolidated financial statements, we no longer have an equity interest in Incuron and in its product candidate CBL0137, but retain a 2% royalty interest.

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

On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, income taxes, stock- based compensation, investments and in-process research and development. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates.

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

As of June 30, 2015, we held approximately $5.4 million in accrued expenses related to warrants to purchase common stock, which we classified as Level 3.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue

Revenue decreased from approximately $0.6 million for the three months ended June 30, 2014 to approximately $0.3 million for the three months ended June 30, 2015, representing a decrease of approximately $0.3 million, or 41%. During these periods, we received revenues associated with our contracts and/or grants from the Ministry of Industry and Trade of the Russian Federation, or MPT, and the Skolkovo Foundation, or Skolkovo. The revenues related to our contracts and grants are cost-based and vary as a direct function of the underlying contracted work, which varies between periods. Additionally, beginning in December 2014, we recognized service contract revenue from Incuron, LLC, which was deconsolidated in the fourth quarter of 2014. The revenue differences related to our contracts, grants, and service contracts between the periods are set forth in the following table:

		Three Months Ended June 30,
Funding Source	Program	2015	2014	Variance
MPT	CBLB612 Pre-clinical (1)	$22,923	$(82,572)	$105,495
MPT	Entolimod Colorectal Cancer (1)	9,300	87,143	(77,843)
Incuron	Service Contracts	137,705	—	137,705

		169,928	4,571	165,357
Skolkovo	Curaxin research (1)	—	388,111	(388,111)
MPT	Mobilan Pre-clinical (1)	159,980	169,405	(9,425)

		$329,908	$562,087	$(232,179)

(1)	The grants received from Russian government entities are denominated in Russian Rubles (RUB). The revenue above was calculated using average exchange rates for the periods presented.

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

				As of June 30, 2015
Funding Source	Program	Total Award Value	Funded Award Value	Cumulative Revenue	Funded Backlog	Unfunded Backlog
MPT	CBLB612 Pre-clinical (1)	$3,481,828	$3,481,828	$3,094,788	$387,040	$—
MPT	Entolimod Colorectal Cancer (1)	3,266,035	2,549,228	2,041,286	507,942	716,807

		6,747,863	6,031,056	5,136,074	894,982	716,807
MPT	Mobilan Pre-clinical (1)	3,382,509	2,665,702	2,157,759	507,943	716,807

		$10,130,372	$8,696,758	$7,293,833	$1,402,925	$1,433,614

(1)	The grants received from MPT are denominated in Russian Rubles (RUB). Cumulative Revenue includes contract receipts-to-date and outstanding receivables. Backlog amounts are valued at the period end exchange rate. Funded Award Value is the sum of Cumulative Revenue and Funded Backlog. Total Award Value is the sum of Funded Award Value and Unfunded Backlog.

Research and Development Expenses

Research and development, or R&D, expenses decreased from $2.3 million for the three months ended June 30, 2014 to $1.6 million for the three months ended June 30, 2015, representing a decrease of $0.7 million, or 30%. $0.3 million of this decrease was due to the deconsolidation of Incuron, which occurred in the fourth quarter of 2014. $0.4 million was due to variances in the levels of outsourced research as set forth, by drug candidate. These variances are noted in the table below.

	Three Months Ended June 30,
	2015	2014	Variance
Entolimod for Biodefense Applications	$908,138	$1,067,053	$(158,915)
CBLB612	29,805	60,117	(30,312)
Entolimod for Oncology Indications	289,963	402,410	(112,447)

	1,227,906	1,529,580	(301,674)
Curaxins	254,072	515,637	(261,565)
Panacela product candidates	101,191	279,006	(177,815)

Total research & development expenses	$1,583,169	$2,324,223	$(741,054)

General and Administrative Expenses

G&A expenses decreased from $2.3 million for the three months ended June 30, 2014 to $1.6 million for the three months ended June 30, 2015, representing a decrease of $0.7 million, or 30%. $0.3 million of this decrease was due to the deconsolidation of Incuron, which occurred in the fourth quarter of 2014, and the remainder was due to $0.2 million in reductions in each of personnel and recurring professional fees.

Other Income and Expenses

Other expense increased from $0.1 million for the three months ended June 30, 2014 to $1.6 million for the three months ended June 30, 2015, representing an expense increase of $1.5 million, or 1,500%. This expense increase was primarily related to the change in the periodic warrant liability valuation.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue

Revenue decreased from $1.9 million for the six months ended June 30, 2014 to $0.9 million for the six months ended June 30, 2015, representing a decrease of $1.0 million, or 53%. During these periods, we received revenues associated with our contracts and/or grants from the Department of Defense, or DoD, MPT and Skolkovo. The revenues related to our contracts and grants are cost-based and vary as a direct function of the underlying contracted work, which varies between periods. DoD and Skolkovo contracts completed in the first half of 2014 and there were differences in the underlying research activities associated with the MPT contracts, which collectively resulted in decreased revenues. Additionally, beginning in December 2014, we recognized service contract revenue from Incuron, LLC, which was deconsolidated in the fourth quarter of 2014. The revenue differences related to our contracts, grants, and service contracts between the periods are set forth in the following table:

		Six Months Ended June 30,
Funding Source	Program	2015	2014	Variance
DoD	MCS Contract (1)	$—	$23,390	$(23,390)
MPT	CBLB612 Pre-clinical (2)	62,921	97,639	(34,718)
MPT	Entolimod Colorectal Cancer (2)	226,370	124,329	102,041
Incuron	Service Contracts	391,439	—	391,439

		680,730	245,358	435,372
Skolkovo	Curaxin research (2)	—	1,000,770	(1,000,770)
MPT	Xenomycins Pre-clinical (2)	—	28,605	(28,605)
MPT	Mobilan Pre-clinical (2)	256,507	621,608	(365,100)

		$937,237	$1,896,341	$(959,103)

(1)	The Medical Countermeasure Systems, or MCS, Contract was formerly known as the Chemical Biological Medical Systems- Medical Identification and Treatment Systems, or CBMS-MITS Contract.
(2)	The grants received from Russian government entities are denominated in Russian Rubles (RUB). The revenue above was calculated using average exchange rates for the periods presented.

Research and Development Expenses

R&D expenses decreased from $4.8 million for the six months ended June 30, 2014 to $3.2 million for the six months ended June 30, 2015, representing a decrease of $1.6 million, or 33%. $0.7 million of the decrease for the period was due to the deconsolidation of Incuron, which occurred in the fourth quarter of 2014. $0.9 million of the decrease for the period was due to variances in the levels of outsourced research as set forth, by drug candidate, as noted in the table below, with the most significant variances being an increase in the cost of CBLB612 development due to increased clinical activity during the six months ended June 30, 2015 and a reduction in Panacela’s product candidate development. During the six months ended June 30, 2014, Panacela was in the planning stages for its Phase 1 trial. Such trial commenced and enrolled its first patient in June 2015.

	Six Months Ended June 30,
	2015	2014	Variance
Entolimod for Biodefense Applications	$1,813,621	$1,949,160	$(135,539)
CBLB612	280,430	195,836	84,594
Entolimod for Oncology Indications	514,416	600,085	(85,669)

	2,608,467	2,745,081	(136,614)
Curaxins	412,349	1,156,846	(744,497)
Panacela product candidates	173,323	862,069	(688,746)

Total research & development expenses	$3,194,139	$4,763,996	$(1,569,857)

General and Administrative Expenses

G&A expenses decreased from $4.7 million for the six months ended June 30, 2014 to $3.9 million for the six months ended June 30, 2015, representing a decrease of $0.8 million, or 17%. $0.5 million of this decrease was due to the deconsolidation of Incuron, which occurred in the fourth quarter of 2014. In addition, compensation expense decreased by $0.2 million and recurring professional fees and other costs decreased by $0.7 million. These reductions were partially offset by a one-time increase of $0.6 million related to costs associated with our equity offering in February 2015, as more fully described in Note 6, Stockholders’ Equity, to our unaudited consolidated financial statements. The majority of the costs of the February equity offering were expensed, and not otherwise charged to equity, as the majority of the net proceeds were considered derivative liabilities.

Other Income and Expenses

Other income decreased from $1.5 million for the six months ended June 30, 2014 to $2.0 million of other expense for the six months ended June 30, 2015, representing an expense increase of $3.5 million, or -233%. The decrease is attributable to the change in periodic warrant valuation of $4.0 million and $0.4 million related to the loss of Incuron accounted for as an equity investment during the six months ended June 30, 2015. These additional expenses were offset by expense reductions of $0.7 million, which were primarily attributable to a one-time, non-cash debt extinguishment charge incurred in 2014 and less interest expense incurred on a lower outstanding loan balance.

Liquidity and Capital Resources

We have incurred net losses in excess of $140 million from our inception through June 30, 2015. Historically, we have not generated, and do not expect to generate in the immediate future, revenue from sales of product candidates. Since our founding in 2003, we have funded our operations through a variety of means:

•	From inception through July 31, 2015, and including the most recent equity raise more fully described in Note 9, Subsequent Events, to our unaudited consolidated financial statements, we have raised $144.6 million of net equity capital, including amounts received from the exercise of options and warrants. We have also received $5.8 million in net proceeds from the issuance of long-term debt instruments;

•	DoD and the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services have funded grants and contracts totaling $44.6 million for the development of entolimod for biodefense indication;

•	Entities affiliated with the Russian Federation have awarded us contracts totaling $12.3 million through a series of awards. All awards are valued based on revenue recognized to date, with the remaining backlog valued at the June 30, 2015 exchange rate. These contracts include a requirement for us to contribute matching funds, which we have satisfied or expect to satisfy with both the value of developed intellectual property at the time of award, incurred development expenses and future expenses;

•	We have been awarded $4.0 million in grants and contracts not described above, all of which has been recognized at June 30, 2015;

•	Incuron was formed to develop and commercialize the Curaxins product line, including their lead oncology drug candidate CBL0137. In April 2015, we sold 75% of our ownership interest for approximately $3 million and also gave the purchaser an option to buy our remaining ownership interest for approximately $1 million. As more fully descried on Note 4, Sale of Incuron, to our unaudited consolidated financial statements, such option was exercised on June 30, 2015. We also assigned the remainder of our Curaxin intellectual property to Incuron for a 2% royalty; and

•	Panacela was formed to develop and commercialize preclinical compounds, which were transferred to Panacela through assignment and lease agreements. Rusnano contributed $9.0 million at formation and has options to contribute up to $15.5 million of additional funding. CBLI contributed $3.0 million plus intellectual property at formation and has an option to contribute additional capital based on agreed-upon terms. As of the date of this filing, CBLI owns 60.47% of Panacela.

At June 30, 2015, after giving pro forma effect to the subsequent receipt of net proceeds of approximately $23.5 million from our recent private placement, subsequent receipt of $1.0 million in connection with the sale of Incuron, LLC and the subsequent prepayment of approximately $2.0 million of Hercules loan obligations, as more fully described in Note 9, Subsequent Events, to our unaudited consolidated financial statements, we had cash, cash equivalents and short-term investments of $26.1 million. Of that total, $1.3 million was restricted for the use of our consolidated joint venture, Panacela, leaving $24.8 million available for general use. Furthermore, Panacela and Biolab 612 had an additional $0.9 million of restricted cash held for performance bonds in connection with their respective MPT grants, which are classified as a long-term asset.

Operating Activities

Net cash used in operations decreased by $2.7 million to $5.0 million for the six months ended June 30, 2015 from $7.7 million for the six months ended June 30, 2014. After adjusting for certain non-cash items, the net loss decreased by $2.0 million, while changes in working capital provided cash and cash equivalents of $0.7 million between the periods.

Investing Activities

Net cash provided by investing activities increased by $2.1 million for the six months ended June 30, 2015, primarily due to $2.0 million in cash received upon the divestiture of Incuron LLC and $0.1 million due to the release of restricted cash.

Financing Activities

Cash flows provided by financing activities decreased by $5.9 million to $2.7 million for the six months ended June 30, 2015, as compared to $8.5 million for the six months ended June 30, 2014. The net decrease is due to a reduction in net equity proceeds of $6.7 million. We also incurred a $2.9 million capital contribution to Incuron in 2014, which was not reflected in 2015. These reduced equity investments were offset by less loan repayments in the amount of $3.7 million due primarily to the $4.0 million loan prepayment in June 2014.

Other

We have incurred cumulative net losses and expect to incur additional losses related to our research and development activities. We do not have commercial products and have limited capital resources. In July 2015, we closed a private placement transaction and raised $25 million in gross proceeds. As a result of this recent financing, we believe that our current funds and cash flows from existing government grants and contracts will be sufficient to fund our projected operating requirements for at least the next 12 months. However, until we are able to commercialize our product candidates at a level that covers our cash expenses, we will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms. Our plans with regard to these matters may include seeking additional capital through debt or equity financing, the sale or license of our drug candidates, or the issuance of equity and additional revenues from the U.S. or Russian governments. There is no assurance that we will be successful in obtaining additional financing on commercially reasonable terms or that we will be able to secure funding from anticipated government contracts and grants.

Our auditors, Meaden & Moore, LLP, have indicated in their report on our financial statements for the year ended December 31, 2014, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses and substantial decline in our working capital. We believe we have generated sufficient cash flow to sustain our operations for at least the next 12 months. However, we do not have any firm commitments for funding beyond our recent financing. If we are unable to raise adequate capital and/or achieve profitable operations, our future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Impact of Inflation

We believe that our results of operations are not dependent upon moderate changes in inflation rates.

Impact of Exchange Rate Fluctuations

Our reported financial results are affected by changes in foreign currency exchange rates between the U.S. dollar and the Russian ruble. Between January 1, 2015 and June 30, 2015, this rate fluctuated by 1.3%. For calendar 2014, this rate fluctuated over 70%. Translation gains or losses result primarily from the impact of exchange rate fluctuations on the reported U.S. dollar equivalent of ruble denominated cash and cash equivalents, restricted cash and short-term investments. Variances in the exchange rate for these items have not been realized; as such the resulting gains or losses are recorded as other comprehensive income in the equity section of the balance sheet. We expect transaction gains or losses result from cross-currency transactions will be less significant in 2015 due to the deconsolidation of Incuron in the fourth quarter of 2014. At June 30, 2015, we held approximately 90 million rubles in cash and cash equivalents, 25 million rubles in short-term investments and 48 million rubles in restricted cash. For these items, a 10% change in the U.S. dollar to Russian ruble foreign exchange rate would yield a $0.3 million variance. Other foreign exchange transactions among CBLI and its subsidiaries are typically not material.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first six months of 2015. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2015. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors.

While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of June 30, 2015, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission on February 27, 2015.

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

As of June 30, 2015, our cash, cash equivalents and short-term investments amounted to $3.6 million. After giving pro forma effect to the subsequent receipt of net proceeds of approximately $23.5 million from our recent private placement, subsequent receipt of $1.0 million in connection with the sale of Incuron, LLC and the subsequent prepayment of approximately $2.0 million of Hercules loan obligations, as more fully described in Note 9, Subsequent Events, to our unaudited consolidated financial statements,, we believe that our existing cash, cash equivalents, and marketable securities will allow us to fund our operating plan for at least the next 12 months.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our total capital requirements. Our future capital requirements depend on many factors, including:

•	the number and characteristics of the product candidates we pursue;

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting pre-clinical and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the cost of commercialization activities for any of our product candidates that are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our product candidates and any products we successfully commercialize;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	whether we realize the full amount of any projected cost savings associated with our strategic restructuring;

•	the occurrence of a breach or event of default under our loan agreement with Hercules or under any other agreements with third parties;

•	the success of the pre-EUA submission we made with the FDA and any future submissions that we may make; and

•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.

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

We may require additional capital beyond our currently forecasted amounts and additional funds may not be available when we need them, on terms that are acceptable to us, or at all. In particular, the decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. In addition, as we are a controlled company following our July 2015 transaction, our principal stockholder has the ability to control all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. Additionally, our corporate structure, including the ownership of several of our product candidates in our joint ventures, may deter third parties from entering into collaboration and licensing arrangements with us. If we fail to raise sufficient additional financing, on terms and dates acceptable to us, we may not be able to continue our operations and the development of our product candidates, our patent licenses may be terminated, and we may be required to reduce staff, reduce or eliminate research and development, slow the development of our product candidates, outsource or eliminate several business functions or shut down operations.

*We have a history of operating losses. We expect to continue to incur losses and may not continue as a going concern.

We have incurred significant losses to date. We have incurred net losses of approximately $8.2 million and over $140 million for the six months ended June 30, 2015 and since inception, respectively. We expect significant losses to continue for the next few years as we spend substantial sums on the continued research and development of our proprietary product candidates, and there is no certainty that we will ever become profitable as a result of these expenditures. As a result of losses that will continue throughout our development stage, we may exhaust our financial resources and be unable to complete the development of our product candidates.

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

Additionally, in September 2013, our majority-owned joint venture Panacela entered into a $1.5 million Convertible Loan Agreement with Rusnano, or the Rusnano Loan, and is required to pay all unpaid principal and interest under the loan in September 2015. The loan may be converted into shares of Panacela stock at any time at Rusnano’s option. In the event Panacela defaults on the loan and such default is not cured, Rusnano shall have the right to exercise a warrant to purchase shares of our common stock equal to 69.2% of the outstanding amount remaining unpaid under the Rusnano Loan at the time of exercise, divided by the exercise price of $33.88 per share. As of June 30, 2015, this would amount to 41,706 shares.

*Our ability to use our net operating loss carryforwards may be limited.

As of December 31, 2014, we had U.S. federal net operating loss carryforwards of approximately $120,934,000, which begin to expire if not utilized by 2023, and approximately $3,565,000 of federal tax credit carryforwards which begin to expire if not utilized by 2024. The Company also has U.S. state net operating loss carryforwards of approximately $110,957,000, which begin to expire if not utilized by 2027 and state tax credit carryforwards of approximately $337,000, which begin to expire if not utilized by 2022. The purchase of 6,459,948 shares of common stock by Mr. Davidovich yields a post-transaction ownership percentage of 60.2% for him. We believe it highly likely that this transaction will be viewed by the U.S. Internal Revenue Service as a change of ownership as defined by Section 382 of the Internal Revenue Code (“Section 382”). Consequently, the utilization of these net operating loss and tax credit carryforwards, as well as any additional net operating loss and tax credit carryforwards generated in 2015 through the issuance date, will be limited according to the provisions of Section 382, which will significantly limit the Company’s ability to use these carryforwards to offset taxable income on an annual basis in future periods. As such a significant portion of these carryforwards will likely expire before they can be utilized, even if the Company is able to generate taxable income that, except for this transaction, would have been sufficient to fully utilize these carry forwards.

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

Before obtaining required regulatory approvals for the commercial sale of any of our product candidates, we must conduct extensive pre-clinical and clinical studies to demonstrate that our product candidates are safe and clinical or pivotal animal trials to demonstrate that our product candidates are efficacious. Pre-clinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials or animal efficacy studies will be successful and interim results of a clinical trial or animal efficacy study do not necessarily predict final results. In addition, we must outsource our clinical trials and our animal studies required to obtain regulatory approval of our products. We are not certain that we will successfully or promptly finalize agreements for the conduct of these studies. Delay in finalizing such agreements would delay the commencement of our pre-clinical and clinical studies, such as animal efficacy studies for entolimod’s biodefense indication and clinical trials of entolimod, CBLB612 and, Mobilan for oncology indications. In addition, we are seeking final FDA agreement on the scope and design of our pivotal animal efficacy and human safety program for an entolimod biodefense BLA. Delay in agreement with the FDA on this program will delay conduct of the pivotal animal efficacy and human safety studies.

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

As of the date of this filing, we owned 60.47% of the equity interests in Panacela. Panacela has significant non-controlling interest holders, including funds regulated by the Russian Federation government. As such, we share ownership and management of these entities with one or more parties who may not have the same goals, strategies, priorities or resources as we do.

Both we and our co-owner of Panacela have certain rights. We each have the right to designate certain of the board members and certain decisions in respect of these entities may not be made without a supermajority vote of the equity holders or the consent of all of the equity holders. The right to transfer ownership interests in Panacela is restricted by provisions such as rights of first refusal and tag along and drag along rights. In addition, the use of funds and other matters are subject to monitoring and oversight by both groups of equity holders. Furthermore, we are required to pay more attention to our relationship with our co-owner as well as with Panacela, and if our co-owner changes, our relationship may be materially adversely affected. These various restrictions may lead to additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In addition, the benefits from a successful joint venture are shared among the co-owners, so that we would not receive all the benefits from our successful joint ventures.

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

In addition, we expect to rely on an FDA regulation known as the “Animal Rule” to obtain approval for entolimod’s biodefense indication. The Animal Rule permits the use of animal efficacy studies together with human clinical safety trials to support an application for marketing approval of products when human efficacy studies are neither ethical nor feasible. These regulations have limited prior use and we have limited experience in the application of these rules to the product candidates that we are developing. Additionally, we submitted an application with the FDA for pre-EUA in June 2015, so that entolimod may be used in an emergency situation. We cannot guarantee that the FDA will review the data submitted in a timely manner, or that the FDA will accept the data when reviewed. The FDA may decide that our data are insufficient for pre-EUA or BLA approval and require additional pre-clinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products. If we are not successful in completing the development, licensure and commercialization of entolimod for its biodefense indication, or if we are significantly delayed in doing so, our business will be materially harmed.

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

*The pre-EUA submission we made to the FDA in June 2015 may not be successful and, even if such submission is successful, it may not accelerate BLA approval of entolimod or result in any purchase by the U.S. government for this product.

In July 2014, we met with the FDA regarding human dose-conversion of entolimod and based on the results of that meeting, we submitted a pre-EUA dossier in June 2015 in order to inform and expedite the FDA’s issuance of an EUA, should one become necessary in the event of an emergency. The FDA does not have review deadlines with respect to pre-EUA submissions and, therefore, the timing of any approval of a pre-EUA submission is uncertain. If we submit a pre-EUA, the FDA may decide not to accept the data or may decide that our data are insufficient for pre-EUA. The FDA may require additional pre-clinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products. Additionally, an authorization of our pre-EUA submission will not guarantee, and may not accelerate, BLA approval of entolimod as a radiation countermeasure. Further, even if our pre-EUA submission is authorized, there is no guarantee that such authorization will lead to procurement by the United States or other governments or any additional development funding as it is possible that the United States or other government may not be interested in our product or our proposed terms of sale for any number of reasons including, but not limited to, lack of available funding, potential lack of government co-sponsorship of our pre-EUA, perceptions about the safety and effectiveness of entolimod, the storage requirements for entolimod or one of our competitors receiving pre-EUA authorization for their product. If we are not successful in partnering entolimod or completing the development, licensure and commercialization of entolimod for its biodefense indication use, or if we are significantly delayed in doing so, our business may be materially harmed.

*Even if our drug candidates obtain regulatory approval, we will be subject to on-going government regulation.

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

For the six months ended June 30, 2015, we received 58.2% of our revenues from government contract development work in the Russian Federation. In 2014 and 2013, we received 0.6% and 26.8% of our revenues from U.S. government contract and grant development work, and 95.2% and 73.2% of our revenues from Russian government contract development work, respectively.

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

As an example of the uncertainty of U.S. government contracting, in January 2014, we announced that the Biomedical Advanced Research and Development Authority, or BARDA, had terminated negotiations related to our proposal for further development of entolimod as a medical radiation countermeasure, noting that all such negotiations are subject to the availability of funds. In addition, we announced in January 2015 that we had received notice that our proposal application to support further development of entolimod as a medical radiation countermeasure has been recommended for funding subject to negotiations by the DoD. This proposal application aims to conduct additional animal studies to support submission of a BLA. Additionally, in April 2015, we announced that we had received notice that another of our proposal applications to support further development of entolimod as a medical radiation countermeasure was recommended for funding subject to negotiations by the DoD and office of CDMRP. This proposal application aims to conduct an additional clinical study to support submission of a BLA. There is no guarantee that either of these recommendations will quickly or ever lead to the funding by DoD of the related proposals. The Company’s receipt of these awards is subject to successful negotiations and availability of funds. Additionally, with regard to our current Russian contracts, in each instance where we have been successful in receiving a contract, the contracts have been subject to matching funds and we have had to post performance guarantees, which have restricted our ability to use funds previously classified as operating funds.

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

*Our business could be adversely affected by a negative audit by the U.S. government.

As a U.S. government contractor, we may become subject to periodic audits and reviews by U.S. government agencies such as the Defense Contract Audit Agency, or the DCAA. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s accounting, purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, which such costs already reimbursed must be refunded.

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

From time to time, we may also become subject to litigation, such as stockholder derivative claims or securities fraud claims, which could involve our directors and officers as defendants. We currently have director and officer, or D&O, insurance to cover such risk exposure for our directors and officers. Our bylaws require us to indemnify our current and past directors and officers from reasonable expenses related to the defense of any action arising from their service to us. Our certificate of incorporation and by-laws include provisions to indemnify the directors and officers to the fullest extent permitted by the Delaware General Corporation Law, including circumstances under which indemnification is otherwise discretionary. If our D&O insurance were insufficient to cover all such expenses for all directors and officers, we would be obligated to cover any shortfall, which may be substantial. Such expenditure could have a material adverse effect on our results of operation, financial condition and liquidity. Further, if D&O insurance becomes prohibitively expensive to maintain in the future, we may be unable to renew such insurance on economic terms or unable renew such insurance at all. The lack of D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers to serve our company, which could adversely affect our business.

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

Prospective investors in our common stock should note that emerging markets are subject to rapid change and that the information set out in our filings with the SEC about our operations in Russia may become outdated relatively quickly.

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

*The legal system in Russia can create an uncertain environment for business activity, which could materially adversely affect our business and operations in Russia.

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

Effective August 6, 2014, the Supreme State Commercial (Arbitrazh) Court was merged into the Russian Supreme Court and now exits as a sub-division of the Russian Supreme Court, known as the Judicial Collegium for Economic Disputes of the Supreme Court. A draft law on full merger of the commercial courts and courts of general jurisdiction reportedly is being prepared; however, there is no current information regarding this draft law available. In addition, there have been no negative consequences of this merger process on the expeditious resolution of commercial disputes and stability of the prior decisions of the Supreme State Commercial (Arbitrazh) Court.

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

In October 2006, the Supreme State Commercial (Arbitrazh) Court of Russia issued a ruling that introduced the concept of an “unjustified tax benefit,” which is a benefit that may be disallowed for tax purposes. Specific examples cited by the court include benefits obtained under transactions lacking a business purpose (i.e., when the only purpose of a deal or structure is to derive tax benefits). The tax authorities have actively sought to apply this concept when challenging tax positions taken by taxpayers. Although the intention of the ruling was to combat tax abuse, in practice there is no assurance that the tax authorities will not seek to apply this concept in a broader sense than may have been intended by the court. In addition, the tax authorities and the courts have indicated a willingness to interpret broadly the application of criminal responsibility for tax violations.

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

Recently in an additional tax assessment case (Oriflame Cosmetics LLC v. Moscow City Department of the Federal Tax Service, case No. À40-138879/14) the court pierced corporate veil of the Russian limited liability company for tax reasons. The court agreed with the tax authorities that this company (albeit a separate legal entity under Russian law) is a permanent establishment / dependent agent of its foreign parent company and therefore the Russian LLC illegally understated its taxable base having used royalty payments which were paid by the LLC to its parent company under sub-concession agreement (which is quite a widespread scheme). As a result the Russian LLC has incurred additional taxes amounting to approx. to 0.5 billion Rubles. The case is unprecedented and may impact business schemes of foreign companies having business in Russia. In particular, any transactions between foreign parent company and its Russian subsidiary should be carefully reconsidered, for example when making lease payments, purchasing materials or equipment etc. Even though the resolution on the case was issued on June 11, 2015 by State Commercial Court of the Moscow Region, it should not be considered as binding for other courts. The resolution is currently being contested in the Supreme Court of the Russian Federation.

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

*Shareholder liability under Russian legislation could cause us to become liable for the obligations of our subsidiaries and joint ventures.

The Russian Civil Code and the Law on Limited Liability Companies generally provide that shareholders in a Russian limited liability company are not liable for the obligations of the company and bear only the risk of loss of their investment. This may not be the case, however, when one person, an effective parent, is capable of determining decisions made by another, an effective subsidiary. The effective parent bears joint and several responsibilities for transactions concluded by the effective subsidiary in carrying out these decisions in certain circumstances (i.e. transactions were made in fulfillment of mandatory instructions of parent company). However, the courts have developed a strict test for and generally are reluctant to hold parent companies liable. According to the court practice in most cases, claimants were unable to prove elements necessary to establish liability, e.g. to prove the right of the parent company (respondent) to give mandatory instructions to subsidiary or the fact that a particular transaction was made upon parent company’s instruction.

Since September 1, 2014 the law was supplemented with a provision which allows holding a parent company liable for transactions of its subsidiary if such transactions were done upon consent (in addition to instructions) of the parent company. This rule is applicable to transactions made after September 1, 2014. However, it was further clarified in July 2015 that no liability will arise (1) if the parent company voted for such transaction in a general meeting of shareholders of the subsidiary or (2) if the parent’s corporate body approved such transaction in the case that such approval procedure was stipulated in constitutional documents of the parent or the subsidiary company.

In addition, a parent may be secondarily liable for an effective subsidiary’s debts if an effective subsidiary becomes insolvent or bankrupt as a result of the action or inaction of the parent. It is assumed that the subsidiary has become insolvent (bankrupt) as a result of the action or inaction of the parent, if one of the following circumstances is established by the court:

•	One or several transactions of the subsidiary executed with the parent or in favor of the parent and/or approved by the parent violate the creditors’ rights; or

•	Undue bookkeeping makes it substantially difficult to perform bankruptcy procedures (formation and sale of bankruptcy assets).

The latter is relevant only if the parent is in charge for bookkeeping for the subsidiary.

Accordingly, in CBLI’s position as a parent, there is a risk that it could be held liable in certain limited circumstances for the debts of its effective subsidiaries consequently, it is possible that CBLI could face material liability in this regard in the future, which could materially adversely affect our business and our results of operations.

*Russia may depart from its international obligations in exceptional circumstances

In July 2015 the Constitutional Court of the Russian Federation issued a resolution which introduced a mechanism for the Russian state bodies to avoid enforcement of decisions of the European Court of Human Rights (“ECHR”) in case such enforcement would contradict the Constitution of the Russian Federation.

Namely, if a Russian court or other governmental body comes to a conclusion that a resolution of ECHR, which is to be enforced by the Russian court / governmental body, is grounded on such interpretation of norms of the European Convention on Human Rights which leads to contradiction with the Constitution of the Russian Federation – such court/body must apply to the Constitutional Court which will finally determine whether enforcement is permissible or not.

The resolution creates a risk for businesses and person who might seek legal recourse from the ECHR after failing to receive remedy in all Russian instances, albeit Russia signed and ratified the European Convention of Human Rights.

In addition, there is a risk that such interpretation could be extended to other obligations of the Russian Federation in the area of international law. Thus, one might face difficulties enforcing Russian awards obtained from other intergovernmental institutions or tribunals if Russian state authorities consider that an award is grounded on interpretation of international treaties in a way which is contrary to the norms of the Constitution of the Russian Federation.

*Our Russian subsidiary/joint ventures can be forced into liquidation on the basis of formal noncompliance with certain legal requirements.

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

RISKS RELATING TO OUR SECURITIES

*Our principal stockholder has the ability to control our business, which may be disadvantageous to other stockholders.

As of the date of this filing, David Davidovich, a venture capital investor, or the Purchaser, beneficially owns or controls approximately 60.2% of the voting power of our outstanding common stock. As a result of his ability to control a majority of the voting power of our outstanding common stock, the Purchaser has the ability to control all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. The Purchaser may have interests that are different from those of other stockholders. Moreover, this concentration of share ownership makes it impossible for other stockholders to replace directors and management without the consent of the Purchaser. In addition, this significant concentration of share ownership may adversely affect the price at which prospective buyers are willing to pay for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.

*We are a “controlled company” within the meaning of the NASDAQ rules and, as a result, qualify for exemptions from certain corporate governance requirements. If we rely on these exemptions in the future, you will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Because the Purchaser holds common stock that represents a majority of the voting power of our outstanding common stock, we may be considered a “controlled company” within the meaning of the NASDAQ corporate governance standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	a majority of the board of directors consists of independent directors;

•	we have a nominating and corporate governance committee that is composed entirely of independent directors; and

•	we have a compensation committee that is composed entirely of independent directors.

We are not currently utilizing these exemptions. However, we may use these exemptions in the future, and as a result, we could choose not to have a majority of independent directors on our board of directors, or any of our board committees. If that were the case, you would not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.

There is uncertainty regarding the application of the federal and state securities laws to our February 2015 offering of common stock and warrants, and there is a corresponding risk that we could be required to refund the purchase price of securities offered to purchasers who so elect.

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

The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 1, 2014 through June 30, 2015, the market price of our common stock, which is listed on the NASDAQ Capital Market, fluctuated from a high of $25.40 per share in the first quarter of 2014 to a low of $1.84 in the second quarter of 2015. The listing of our common stock on the NASDAQ Capital Market does not assure that a meaningful, consistent and liquid trading market will exist, and in recent years, the market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility in addition to volatility caused by the occurrence of industry and company specific events. Factors that could cause fluctuations include, but are not limited to, the following:

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

We are currently authorized to issue 160,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of this filing, 10,729,123 shares of our common stock were issued and outstanding warrants to purchase 2,227,232 shares of our common stock at an average exercise price of $13.95 per share (exclusive of the Rusnano warrant described above as it was not exercisable at the time), and we had outstanding options to purchase 365,784 shares of our common stock at an average exercise price of $48.89 per share. To the extent we issue shares of common stock or our outstanding options and warrants are exercised, holders of our common stock will experience dilution.

On April 10, 2015, we filed a registration statement on Form S-1, or the April Form S-1, with the Securities and Exchange Commission for the sale of $10 million of common stock and warrants and Class B convertible preferred stock and warrants at terms to be negotiated. Presently, we have not taken further action regarding the April Form S-1 but may utilize the April S-1 to raise funds in the future. At this time we cannot confirm the total amount, timing, or terms of an equity raise, if any.

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

Moreover, our board of directors is authorized to issue preferred stock without any action on the part of our stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any such preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. For example, on February 6, 2015, we issued 717.4 shares of Series A Convertible Preferred Stock convertible into 239,134 shares of our common stock at a conversion price of $3.00 per share. As of the date of this filing, the Series A Preferred Stock issued in the transaction are no longer outstanding. If we issue additional shares of preferred stock in the future, such as those contemplated by the April Form S-1, that have preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the market price of our common stock could decrease. Additionally, the conversion of any preferred stock issued in the future into our common stock could result in significant dilution to the holders of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 9, 2015, we closed a private placement transaction with David Davidovich, a venture capital investor, pursuant to which we issued and sold to Mr. Davidovich an aggregate of 6,459,948 shares of our common stock, par value $0.005 per share, for an aggregate purchase price of approximately $25 million, or $3.87 per share, which we refer to as the Private Placement. We relied on the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D, promulgated by the Securities and Exchange Commission, and in reliance on similar exemptions under applicable state laws. On November 4, 2014, we entered into a letter agreement, as later amended, with Ladenburg Thalmann & Co. Inc., a subsidiary of Ladenburg Thalmann Financial Services Inc., or Ladenburg, which we refer to as the Placement Agency Agreement, pursuant to which we engaged Ladenburg to act as our exclusive book-runner in connection with the issuance and sale of our equity securities. Pursuant to the terms of the Placement Agency Agreement, we paid Ladenburg $685,000 in connection with the Private Placement. In addition, on June 3, 2015, we entered into a letter agreement, or the Fairness Opinion Advisory Agreement, with Ladenburg pursuant to which we engaged Ladenburg to render a fairness opinion with regard to the Private Placement. Pursuant to the terms of the Fairness Opinion Advisory Agreement, we paid Ladenburg a fairness opinion advisory fee of $300,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) The following exhibits are included as part of this report:

Exhibit Number	Description of Document

3.1	Amendment to Second Amended and Restated By-Laws of Cleveland BioLabs, Inc. (Incorporated by reference to Form 8-K filed on April 17, 2015)

10.1	First Amendment to Cleveland BioLabs, Inc. Employee Stock Purchase Plan (Incorporated by reference to Form 8-K filed on April 17, 2015)

10.2	Third Amendment to Cleveland BioLabs, Inc. Equity Incentive Plan (Incorporated by reference to Form 8-K filed on April 17, 2015)

10.3	Master Purchase Agreement dated April 29, 2015 by and among Cleveland BioLabs, Inc., Mikhail Mogutov and Incuron LLC (Incorporated by reference to Form 8-K filed on May 4, 2015)

10.4	Option Agreement dated April 29, 2015 by and between Cleveland BioLabs, Inc. and Mikhail Mogutov (Incorporated by reference to Form 8-K filed on May 4, 2015)

10.5	Royalty Agreement dated April 29, 2015 by and between Cleveland BioLabs, Inc. and Incuron LLC (Incorporated by reference to Form 8-K filed on May 4, 2015)

10.6	Fourth Amendment to Participation Agreement dated April 29, 2015 by and among Cleveland BioLabs, Inc., Bioprocess Capital Partners and Mikhail Mogutov (Incorporated by reference to Form 8-K filed on May 4, 2015)

10.7	Employment Agreement dated May 4, 2015 by and between Cleveland BioLabs, Inc. and Langdon Miller, M.D. (Incorporated by reference to Form 8-K filed on May 8, 2015)

10.8	Securities Purchase Agreement dated June 24, 2015 by and between Cleveland BioLabs, Inc. and David Davidovich (Incorporated by reference to Form 8-K filed on June 24, 2015)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Yakov Kogan.

31.2	Rule 13a-14(a)/15d-14(a) Certification of C. Neil Lyons.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.1	The following information from CBLI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the Six Months ended June 30, 2015 and 2014; (v) Consolidated Statements of Stockholders’ Equity (Deficit) for the Six Months Ended June 30, 2015; and (vi) Notes to Consolidated Financial Statements.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated: August 12, 2015	By:	/s/ YAKOV KOGAN
Yakov Kogan
Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2015	By:	/s/ C. NEIL LYONS
C. Neil Lyons
Chief Financial Officer
(Principal Financial Officer)