Form 10-Q
period 2015-09-30
CLEVELAND BIOLABS INC
filed 2015-11-09
CIK 1318641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 30, 2015, there were 10,730,951 shares outstanding of the registrant’s common stock, par value $0.005 per share.

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

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,362,679	$3,103,969
Short-term investments	16,151,455	—
Accounts receivable	366,310	267,199
Other current assets	505,594	174,179

Total current assets	23,386,038	3,545,347
Equipment, net	151,683	244,537
Restricted cash	1,097,579	1,699,759
Other long-term assets	26,681	56,131
Investment in Incuron, LLC	—	4,268,458

Total assets	$24,661,981	$9,814,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$623,293	$1,057,743
Accrued expenses	1,822,850	1,804,456
Deferred revenue	255,530	156,317
Accrued warrant liability	5,309,674	862,074
Current portion of notes payable	2,125,416	2,640,968
Current portion of capital lease obligation	—	7,522

Total current liabilities	10,136,763	6,529,080
Long-term debt	—	1,499,050
Commitments and contingencies	—	—

Total liabilities	10,136,763	8,028,130
Stockholders’ equity:
Preferred stock, $.005 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $.005 par value; 160,000,000 shares authorized, 10,730,951 and 2,858,126 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	53,651	14,287
Additional paid-in capital	157,774,199	132,693,988
Other comprehensive loss	(465,722)	(380,110)
Accumulated deficit	(145,826,711)	(133,935,562)
Treasury Stock, at cost; 264,318 and 0 shares, respectively	(906,321)	—

Total Cleveland BioLabs, Inc. stockholders’ equity/(deficit)	10,629,096	(1,607,397)
Noncontrolling interest in stockholders’ equity	3,896,122	3,393,499

Total stockholders’ equity	14,525,218	1,786,102

Total liabilities and stockholders’ equity	$24,661,981	$9,814,232

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Grants and contracts	$501,555	$415,126	$1,438,792	$2,311,467
Operating expenses:
Research and development	2,052,567	2,068,245	5,246,706	6,832,241
General and administrative	1,266,144	1,785,620	5,171,571	6,449,531

Total operating expenses	3,318,711	3,853,865	10,418,277	13,281,772

Loss from operations	(2,817,156)	(3,438,739)	(8,979,485)	(10,970,305)
Other income (expense):
Interest and other expense	(233,343)	(68,932)	(361,153)	(1,010,640)
Foreign exchange loss	(212,117)	(271,699)	(190,794)	(330,876)
Change in value of warrant liability	46,716	(836,293)	(1,482,690)	1,663,390
Equity in loss of Incuron, LLC	—	—	(362,137)	—

Total other income (expense)	(398,744)	(1,176,924)	(2,396,774)	321,874

Net loss	(3,215,900)	(4,615,663)	(11,376,259)	(10,648,431)
Net loss attributable to noncontrolling interests	95,701	519,529	161,085	1,005,764

Net loss attributable to Cleveland BioLabs, Inc.	$(3,120,199)	$(4,096,134)	$(11,215,174)	$(9,642,667)

Net loss per share, basic and diluted	$(0.31)	$(1.43)	$(1.93)	$(3.64)

Weighted average number of shares, basic and diluted	10,168,342	2,855,510	5,810,293	2,650,808

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss including noncontrolling interests	$(3,215,900)	$(4,615,663)	$(11,376,259)	$(10,648,431)
Other comprehensive loss -
Unrealized gain on short-term investments	8,938	—	8,938	—
Foreign currency translation adjustment	(108,826)	(819,694)	(106,817)	(912,108)

Comprehensive loss including noncontrolling interests	(3,315,788)	(5,435,357)	(11,474,138)	(11,560,539)
Comprehensive loss attributable to noncontrolling interests	155,326	901,512	218,700	1,409,319

Comprehensive loss attributable to Cleveland BioLabs, Inc.	$(3,160,462)	$(4,533,845)	$(11,255,438)	$(10,151,220)

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Additional
	Common Stock		Treasury Stock		Paid-in
	Shares	Amount	Shares	Amount	Capital
Balance at December 31, 2014	2,858,126	$14,287	—	$—	$132,693,988
Stock based compensation	5,023	25	—	—	276,393
Issuance of common stock, net of offering costs of $1,410,011	7,865,974	39,330	—	—	24,803,827
Repurchase of Treasury Stock	—	—	264,318	(906,321)	—
Exercise of warrants	1,828	9	—	—	(9)
Increased ownership of Panacela Labs, Inc.	—	—	—	—	—
Net loss	—	—	—	—	—
Unrealized gain/loss on short-term investments	—	—	—	—	—
Foreign currency translation	—	—	—	—	—

Balance at September 30, 2015	10,730,951	$53,651	264,318	$(906,321)	$157,774,199

	Accumulated Other
	Comprehensive	Accumulated	Noncontrolling
	Income (Loss)	Deficit	Interests	Total
Balance at December 31, 2014	$(380,110)	$(133,935,562)	$3,393,499	$1,786,102
Stock based compensation	—	—	—	276,418
Issuance of common stock, net of offering costs of $1,410,011	—	—	—	24,843,157
Repurchase of Treasury Stock	—	—	—	(906,321)
Exercise of warrants	—	—	—	—
Increased ownership of Panacela Labs, Inc.	(45,348)	(675,975)	721,323	—
Net loss	—	(11,215,174)	(161,085)	(11,376,259)
Unrealized gain on short-term investments	8,938	—	—	8,938
Foreign currency translation	(49,202)	—	(57,615)	(106,817)

Balance at September 30, 2015	$(465,722)	$(145,826,711)	$3,896,122	$14,525,218

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(11,376,259)	$(10,648,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	243,345	764,439
Non-cash investment income	(6,296)	—
Loss on equipment disposal	—	24,685
Noncash compensation	115,999	252,651
Warrant issuance costs	617,776	171,116
Equity in loss of Incuron, LLC	362,137	—
Change in value of warrant liability	1,482,690	(1,663,390)
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(460,303)	286,732
Other long-term assets	13,492	19,592
Accounts payable and accrued expenses	10,601	64,800
Deferred revenue	137,173	(588,759)

Net cash used in operating activities	(8,859,645)	(11,316,565)
Cash flows from investing activities:
Purchase of short-term investments	(16,922,039)	(1,412,916)
Sale of short-term investments	759,138	282,583
Purchase of equipment	(16,324)	(12,328)
Divestiture of Incuron	3,000,000	—
Decrease in restricted cash	386,751	—

Net cash used in investing activities	(12,792,474)	(1,142,661)
Cash flows from financing activities:
Issuance of common stock, net of offering costs	27,190,292	9,697,501
Repayment of long-term debt and capital leases	(2,381,247)	(4,061,596)
Noncontrolling interest capital contribution to Incuron, LLC	—	5,152,393

Net cash provided by financing activities	24,809,045	10,788,298
Effect of exchange rate change on cash and equivalents	101,784	(500,106)

Increase (decrease) in cash and cash equivalents	3,258,710	(2,171,034)
Cash and cash equivalents at beginning of period	3,103,969	10,048,466

Cash and cash equivalents at end of period	$6,362,679	$7,877,432

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$226,938	$415,621
Supplemental schedule of noncash financing activities:
Noncash financing costs on common stock offering	—	50,505
Noncash warrant issuance costs	—	15,993

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of Business

Cleveland BioLabs, Inc. is an innovative biopharmaceutical company developing novel approaches to activate the immune system and address serious medical needs. Our proprietary platform of Toll-like immune receptor activators has applications in radiation mitigation, oncology immunotherapy, and vaccines. Our most advanced product candidate is entolimod, which we are developing as a radiation countermeasure and an immunotherapy for oncology and other indications. Our other product candidates range from research to clinical stage programs. We conduct business in the United States and in the Russian Federation, or Russia, through a wholly-owned subsidiary and a consolidated joint venture owned in collaboration with a financial partner. As used throughout these unaudited consolidated financial statements, the terms “Cleveland BioLabs” and “CBLI” refer to Cleveland BioLabs, Inc. and its wholly-owned subsidiary, BioLab 612, LLC, but not its consolidated joint venture, Panacela Labs, Inc. The “Company,” “we,” “us” and “our” refer to Cleveland BioLabs, Inc. together with its consolidated subsidiaries.

CBLI was incorporated in Delaware in June 2003 and is headquartered in Buffalo, New York. As of September 30, 2015, the Company had one wholly-owned subsidiary, Biolab 612, LLC, or Biolab 612, which began operations in 2012, and one consolidated joint venture, Panacela Labs, Inc., or Panacela, which was formed by us and a financial partner in 2011. Panacela has a wholly-owned subsidiary, Panacela Labs, LLC, which was formed in 2011. Additionally, the Company formed a consolidated joint venture, Incuron LLC, or Incuron, with a financial partner in 2010. As of November 25, 2014, the Company no longer maintained a controlling interest in Incuron. On April 29, 2015, the Company sold 75% of its interest in Incuron, and on June 30, 2015 the Company sold its remaining interest in Incuron.

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

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to fairly present the financial position of the Company as of September 30, 2015, along with its results of operations for the three and nine month periods ended September 30, 2015 and 2014 and cash flows for the nine month periods ended September 30, 2015 and 2014. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

On January 28, 2015, the Company, after receiving approval from the Company’s shareholders and board of directors, executed a reverse stock split of the Company’s common stock at the ratio of 1:20. Unless otherwise indicated, all of the Company’s historical share balances and share price-related data have been adjusted, on a retroactive basis, to reflect this ratio.

At September 30, 2015, we had cash, cash equivalents and short-term investments of $22.5 million in the aggregate. Of that amount, $1.1 million ($0.9 million of cash and cash equivalents and $0.2 million of short-term investments) was restricted for the use of our consolidated joint venture, Panacela, leaving $21.4 million available for general use. Management believes this capital will fund its operations and cash requirements for at least the next 12 months.

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

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition under existing guidance in Topic 718, as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for periods, beginning after December 15, 2015. The Company is evaluating the potential impacts of this new standard on its quarterly reporting process.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires that an entity’s management evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and for interim periods thereafter. The Company is evaluating the potential impacts of this new standard on its quarterly reporting process.

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

Short-Term Investments

The Company’s short-term investments are classified as available for sale. Accordingly, these investments are carried at fair market value. Short-term investments consisted of United States Treasury securities in the amount of $15.9 million which were owned by CBLI and had maturities of less than 12 months. In addition, $0.2 million in certificates of deposit with maturity dates beyond three months and less than one year, and owned by Panacela, are also included. Unrealized gains and losses on available for-sale investments are reported as Other Comprehensive Loss, a separate component of stockholders’ equity. Realized gains and losses, and interest and dividends on available-for-sale securities are recorded in our Consolidated Statement of Operations as Interest and Other Expense. The cost of securities sold is based on the specific identification method.

Significant Customers and Accounts Receivable

The following table presents our revenue by customer, on a proportional basis, for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
Customer	2015	2014	Variance
Department of Defense	6.4%	0.0%	6.4%
Russian Government Agencies	52.6%	100.0%	-47.4%
Incuron, LLC	41.0%	0.0%	41.0%

Total	100.0%	100.0%	0.0%

	Nine Months Ended September 30,
Customer	2015	2014	Variance
Department of Defense	2.2%	1.0%	1.2%
Russian Government Agencies	56.3%	99.0%	-42.7%
Incuron, LLC	41.5%	0.0%	41.5%

Total	100.0%	100.0%	0.0%

Although the Company anticipates recurring revenue from these customers, there is no guarantee that these revenue streams will continue in the future.

Accounts receivable consist of amounts due under reimbursement contracts with these customers. The Company extends unsecured credit to customers under normal trade agreements, which generally require payment within 30 days.

Restricted Cash

Restricted cash includes certificates of deposit, denominated in Russian rubles, which collateralize Panacela and BioLab 612 contracts with the Ministry of Industry and Trade of the Russian Federation. These deposits provide additional assurance that Panacela and BioLab 612 will satisfactorily perform their statements of work under the contracts. Both Panacela and BioLab 612 anticipate receiving these deposits at the completion of the contracts, which for each contract is more than a year away.

Some of our restricted cash deposits are on deposit at NOTA-Bank. On October 13, 2015, due to liquidity concerns, the Bank of Russia appointed temporary management of NOTA-Bank and has placed a three-month moratorium on all creditor claims. The situation with NOTA-Bank is unique in Russia, because the appointment of temporary bank management would usually be accompanied by revocation of the bank’s license, resulting in liquidation. However, as of this filing, the banking license of NOTA-Bank has not been revoked. In addition, all operating cash accounts that these subsidiaries had with NOTA-Bank, which was limited to just BioLabs 612, were reclassified to restricted cash in the September 30, 2015 balance sheet. At the present time we cannot estimate what amounts, if any, of these deposits will be lost, and therefore have not provided a loss reserve. All of the Company’s restricted cash is classified as a noncurrent asset. A summary of the September 30, 2015 deposit amounts follow:

	Russian Rubles	U. S. dollar equivalent *
Contract guarantee deposits at NOTA-Bank—Panacela Labs, Inc.	44,955,000	$678,702
Operating cash at NOTA-Bank—BioLabs 612	25,000,000	377,435

Total NOTA-Bank deposits	69,955,000	1,056,137
Contract guarantee deposits at other financial institutions	2,745,000	41,442

Total restricted cash	72,700,000	$1,097,579

*	Converted at the September 30, 2015 exchange rate of 66.24 Russian Rubles to the U.S. dollar.

Accounting for Stock-Based Compensation

The 2006 Equity Incentive Plan, as amended, or the Plan, authorizes CBLI to grant (i) options to purchase common stock, (ii) restricted or unrestricted stock units, and (iii) stock appreciation rights, so long as the exercise or grant price of each are at least equal to the fair market value of the stock on the date of grant. As of September 30, 2015 and taking into consideration the increase in authorized shares under the Plan as approved by our shareholders in April 2015, an aggregate of 650,000 shares of common stock were authorized for issuance under the Plan, of which a total of 167,634 shares of common stock remained available for future awards. A single participant cannot be awarded more than 100,000 shares annually. Awards granted under the Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term and number of shares) under the Plan are specified in an award document, and approved by the Company’s board of directors, compensation committee or its management delegates.

The 2013 Employee Stock Purchase Plan, or ESPP, which provides a means by which eligible employees of the Company and certain designated related corporations may be given an opportunity to purchase shares of common stock. As of September 30, 2015, and taking into consideration the increase in authorized shares under the ESPP as approved by our shareholders in April 2015, there are 225,000 shares of common stock reserved for purchase under the ESPP. The number of shares reserved for purchase under the ESPP increases on January 1 of each calendar year by the lesser of: (i) 10% of the total number of shares of common stock outstanding on December 31st of the preceding year, or (ii) 100,000 shares of common stock. The ESPP allows employees to use up to 15% of their compensation to purchase shares of common stock at an amount equal to 85% of the fair market value of the Company’s common stock on the offering date or the purchase date, whichever is less.

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

Income Taxes

No income tax expense was recorded for the three and nine months ended September 30, 2015 and 2014, as the Company does not expect to have taxable income for 2015 and did not have taxable income in 2014. A full valuation allowance has been recorded against the Company’s deferred tax asset.

Additionally, as disclosed in Note 10, Income Taxes, of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014 and filed with the SEC on February 27, 2015, the Company had U.S. federal net operating loss carryforwards of approximately $120,934,000, which begin to expire if not utilized by 2023, and approximately $3,565,000 of federal tax credit carryforwards which begin to expire if not utilized by 2024. The Company also has U.S. state net operating loss carryforwards of approximately $110,957,000, which begin to expire if not utilized by 2027 and state tax credit carryforwards of approximately $337,000, which begin to expire if not utilized by 2022. The purchase of 6,459,948 shares of common stock by Mr. Davidovich on July 9, 2015 resulted in Mr. Davidovich owning 60.2% of the Company. We therefore believe it highly likely that this transaction, more fully described in Note 6 Stockholders’ Equity, will be viewed by the U.S. Internal Revenue Service as a change of ownership as defined by Section 382 of the Internal Revenue Code, or Section 382. Consequently, the utilization of these net operating loss and tax credit carryforwards, as well as any additional net operating loss and tax credit carryforwards generated in 2015 through the issuance date, will be limited according to the provisions of Section 382, which will significantly limit the Company’s ability to use these carryforwards to offset taxable income on an annual basis in future periods. As such, a significant portion of these carryforwards will likely expire before they can be utilized, even if the Company is able to generate taxable income that, except for this transaction, would have been sufficient to fully utilize these carryforwards.

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

The Company has excluded the following securities from the calculation of diluted net loss per share because all such securities were antidilutive for the periods presented:

	As of September 30,
Common Equivalent Securities	2015	2014
Warrants	2,222,155	928,252
Options	356,735	289,996

Total	2,578,890	1,218,248

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

Cash equivalents include United States Treasury Notes with original maturities of three months or less, at time of purchase. Short-term investments primarily include United States Treasury Notes, along with certificates of deposit at commercial banking institutions, both with maturities of three months or more at time of purchase.

The valuation methodologies used to measure the fair value of the company’s assets, and instruments classified in shareholders’ equity are described as follows: United States Treasury Notes included in cash equivalents and short-term investments are valued at the closing price reported by an actively traded exchange and are included as Level 1 measurements in the table below. Certificates of deposit are carried at amortized cost, which approximates fair value and are included within short-term investments as a Level 2 measurement in the table below.

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis.

	As of September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$2,269,532	$—		$2,269,532
Short-term investments	15,924,994	226,461	—	16,151,455

Total assets	$18,194,526	$226,461	$—	$18,420,987

Liabilities:
Accrued warrant liability	$—	$—	$5,309,674	$5,309,674

Total liabilities	$—	$—	$5,309,674	$5,309,674

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Accrued warrant liability	$—	$—	$862,074	$862,074
Compensatory stock options not yet issued (1)	—	—	132,295	132,295

Total liabilities	$—	$—	$994,369	$994,369

(1)	Included in accrued expenses in the accompanying Consolidated Balance Sheets.

The Company uses the Black-Scholes model to measure the accrued warrant liability and its accrual for compensatory stock options not yet issued. The following are the assumptions used to measure the accrued warrant liability which were determined in a manner consistent with that described for grants of options to purchase common stock as set forth in Note 2:

	September 30, 2015	December 31, 2014
Stock Price	$4.34	$5.60
Exercise Price	$3.00 - 100.00	$10.10 - 100.00
Term in years	0.73 – 5.85	0.46 - 6.04
Volatility	85.17 - 135.00%	70.69 - 100.08%
Annual rate of quarterly dividends	0%	0%
Discount rate- bond equivalent yield	.24 - 1.53%	.12 - 1.65%

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 fair value measurements for the periods indicated:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	Accrued Warrant Liability	Accrued Warrant Liability	Compensatory Stock Options Issued After Year End
Beginning Balance	$5,356,391	$862,074	$132,295
Total (gains) or losses, realized and unrealized, included in earnings (1)(2)	(46,717)	1,482,689	105,914
Issuances	—	3,636,260	—
Settlements	—	(671,349)	(105,914)

Balance, September 30, 2015	$5,309,674	$5,309,674	$132,295

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	Accrued Warrant Liability	Accrued Warrant Liability	Compensatory Stock Options Issued After Year End
Beginning Balance	$1,024,720	$1,241,311	$309,450
Total (gains) or losses, realized and unrealized, included in earnings (1)(2)	—	2,283,092	—
Issuances	836,293	(1,663,390)	(21,055)
Settlements	—	—	(288,395)

Balance, September 30, 2014	$1,861,013	$1,861,013	$—

(1)	Unrealized gains or losses related to the accrued warrant liability were included as change in value of accrued warrant liability. There were no realized gains or losses for the three and nine months ended September 30, 2015 and 2014.
(2)	Expenses recorded for compensatory stock options not yet issued are included in research & development expense and general and administrative expense.

As of September 30, 2015 and December 31, 2014, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.

The Company considers the accrued warrant liability and compensatory stock options not yet issued to be Level 3 because some of the inputs into the measurements are neither directly or indirectly observable. Both the accrued warrant liability and compensatory stock options not yet issued use management’s estimate for the expected term. Additionally, the number of compensatory options awarded involves an estimate of management’s performance in relation to the targets set forth in the Company’s Executive Compensation Plan. The following table summarizes the unobservable inputs into the fair value measurement for the accrued warrant liability as of September 30, 2015:

	September 30, 2015
Description	Fair Value	Valuation Technique	Unobservable Input	Range in years
Accrued warrant liability	5,309,674	Black-Scholes pricing model	Expected term	0.73 – 5.85

	$5,309,674

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

4. Sale of Incuron

On April 29, 2015, CBLI entered into an agreement to sell its equity stake in Incuron to Dr. Mikhail Mogutov, Chairman of Incuron’s Board of Directors and founder of Bioprocess Capital Ventures and/or his designee. The transaction was split into two tranches, with 75% of the Company’s equity stake in Incuron being sold for approximately $3 million on April 29, 2015, and an option being given to Dr. Mogutov to purchase CBLI’s remaining ownership interest in Incuron for approximately $1 million, which was exercised by his affiliate, BioProcess Capital Ventures, on June 30, 2015. The purchase price was paid in the form of (i) $2 million in cash received in April 2015, (ii) the transfer of 264,318 shares of the Company’s common stock to escrow with instructions to either return the shares to CBLI or pay the proceeds from the sale of such shares to CBLI, and (iii) $1 million in cash paid in July 2015. Consequently, the September 30, 2015 consolidated balance sheet presents the cost basis of $906,321, that resulted from an independent valuation reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as a reduction in equity in the form of treasury stock. CBLI has instructed the escrow agent to sell the 264,318 shares of common stock. In addition, CBLI assigned its remaining intellectual property relating to Curaxin CBL0137 to Incuron in exchange for a 2% royalty on the future commercialization, licensing or sale of the Curaxin CBL0137 technology.

5. Debt

On September 30, 2013, CBLI and BioLab 612 entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Technology II, L.P., or Hercules, pursuant to which we issued a $6.0 million note and received net proceeds of $5.9 million. In June 2014, CBLI repaid $4.0 million of the loan using net proceeds from a sale of equity and other cash. Between June 2014 and August 2015 CBLI repaid the remaining principal and interest in accordance with the provisions of the Loan Agreement. In August 2015, CBLI fully paid the remaining obligations of the Loan Agreement along with a prepayment penalty of approximately $28,000 and expensed approximately $76,000 in deferred charges. In connection with the Loan Agreement, CBLI granted a first priority lien in substantially all of CBLI’s assets (exclusive of intellectual property) to Hercules. Upon full repayment of the Loan Agreement the lien was cancelled.

Open Joint Stock Company RUSNANO, or Rusnano, is our financial partner in Panacela. On September 3, 2013, Panacela entered into a Master Agreement and a Convertible Loan Agreement, with Rusnano, and CBLI pursuant to which Panacela issued a $1,530,000 note payable to Rusnano, or the Panacela Loan. The Panacela Loan bears interest at a rate of 16.3% per annum and matured on September 10, 2015. As of September 30, 2015, Panacela had not made any payment on the Panacela Loan, but had accrued $595,416 of interest in accordance with the terms of the Panacela Loan. Currently, CBLI and Rusnano are discussing how best to restructure the capitalization of Panacela, however there can be no assurance that any change in terms will result. As such, a warrant issued by CBLI to Rusnano, as more fully described in Note 7 Warrants, is now exercisable. At September 30, 2015, 43,406 shares of our common stock could be issued under the terms of this warrant in exchange for up to $1,470,564 of defaulted debt.

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

In a concurrent private placement, or the Private Placement Transaction, and, together with the Offerings, CBLI sold to the purchasers of the Shares and Pre-Funded Warrants, 717.4 shares of our Series A Convertible Preferred Stock, stated value of $1,000 per share, or the Preferred Stock, which are convertible into 239,134 shares of our common stock. Gross proceeds from the Offerings amounted to approximately $4.2 million before deducting placement agent fees and expenses. In addition, Series A warrants, or the Series A Warrants, were issued to purchase one share of our common stock for each share of common stock purchased or prefunded in the Offerings and each share of Series A Convertible Preferred Stock purchased in the Private Placement Transaction. The Series A Warrants cover, in the aggregate, 1,406,028 shares of common stock and became exercisable on the six month anniversary of the date of issuance at an exercise price of $3.64 and expire six years from the date they become exercisable.

The Series A Warrants and Pre-Funded Warrants contain provisions that could require CBLI to settle the warrants in cash, and also provide for price or share issuance adjustments in the event of a subsequent qualified issuance of common stock at a price below $3.64 for the Series A Warrants or $3.00 for the Pre-Funded Warrants, and accordingly have been classified as a liability. As of February 6, 2015, the closing date, the fair value of the Preferred Stock and the Pre-Funded Warrants amounted to $3,636,260 and was determined based on the following assumptions using the Black-Scholes valuation model:

	Series A	Series B
Stock Price	$3.16	$3.16
Exercise Price	$3.64	$3.00
Term in years	6.50	1.00
Volatility	0.83%	0.88%
Annual rate of quarterly dividends	0%	0%
Discount rate- bond equivalent yield	1.48%	0.26%

As of June 30, 2015, the Pre-Funded Warrants and the Preferred Stock had fully converted into common stock and as such, no balances other than stockholders’ equity remain for these securities.

On July 9, 2015, the Company sold 6,459,948 shares of the Company’s common stock to David Davidovich, a venture capital investor, for an aggregate purchase price of $25 million, or $3.87 per share.

The Company has granted options to purchase shares of common stock. The following is a summary of option award activity during the nine months ended September 30, 2015:

	Total Stock Options Outstanding	Weighted Average Exercise Price per Share	Nonvested Stock Options	Weighted Average Grant Date Fair Value per Share
December 31, 2014	261,389	$67.89	21,287	$22.34
Granted	131,500	3.19	90,750	2.58
Vested	—	—	(35,287)	13.97
Forfeited, Canceled	(36,154)	28.95	(18,750)	3.63

September 30, 2015	356,735	$47.99	58,000	$2.57

The following is a summary of outstanding stock options as of September 30, 2015:

	As of September 30, 2015
	Stock Options Outstanding	Vested Stock Options
Quantity	356,735	298,735
Weighted-average exercise price	$47.99	$56.69
Weighted Average Remaining Contractual Term (in Years)	6.91	6.40
Intrinsic value	$—	$—

For the nine months ended September 30, 2015 and 2014, the Company granted 131,500 and 49,550 stock options, respectively, with a weighted-average grant date fair value of $2.59 and $7.60, respectively. For the nine months ended September 30, 2015 and 2014, the total fair value of options vested was $492,849 and $261,283, respectively.

As of September 30, 2015, total compensation cost not yet recognized related to unvested stock options was $102,803. The Company expects to recognize this cost over a weighted average period of approximately 0.34 years.

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

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2014	875,304	$33.72
Granted	1,406,028	3.64
Exercises	(5,077)	3.00
Forfeited, Canceled	(54,100)	36.71

Outstanding at September 30, 2015	2,222,155	13.98

In addition, the Company has issued a warrant to Rusnano, or the Rusnano Warrant, that can only be exercised in the event Panacela defaults on a loan from Rusnano, or the Rusnano Loan, as more fully described in Note 5 Debt. The maximum number of shares issuable under the Rusnano Warrant as of September 30, 2015 is 43,406. At September 30, 2015, Panacela was in default of the Rusnano Loan and the warrant became exercisable on October 10, 2015.

8. Significant Alliances and Related Parties

Roswell Park Cancer Institute

The Company has entered into several agreements with Roswell Park Cancer Institute, or RPCI, including: various sponsored research agreements, an exclusive license agreement and clinical trial agreements for the conduct of the Phase 1 entolimod oncology study and the Phase 1 CBL0137 intravenous administration study. Additionally, the Company’s Chief Scientific Officer, or CSO, Dr. Andrei Gudkov, is the Senior Vice President of Basic Research at RPCI. The Company incurred $131,965 and $626,291 and $38,537 and $611,454 in expense to RPCI related to research grants and agreements for the three months and nine months ended September 30, 2015 and 2014 respectively. The Company had $418,797 and $471,823 included in accounts payable owed to RPCI at September 30, 2015 and 2014, respectively. In addition, the Company had $316,232 and $239,087 in accrued expenses payable to RPCI at September 30, 2015 and 2014, respectively.

The Cleveland Clinic

CBLI has entered into an exclusive license agreement, or the License, with The Cleveland Clinic pursuant to which CBLI was granted an exclusive license to The Cleveland Clinic’s research base underlying our therapeutic platform and certain product candidates licensed to Panacela. CBLI has the primary responsibility to fund all newly developed patents; however, The Cleveland Clinic retains ownership of those patents covered by the agreement. CBLI also agreed to use commercially diligent efforts to bring one or more products to market as soon as practical, consistent with sound and reasonable business practices and judgments. There were no milestone or royalty payments paid to CCF during the nine months ended September 30, 2015 or 2014.

The Company did not have any liabilities to The Cleveland Clinic at September 30, 2015 or 2014.

Buffalo BioLabs, et. al.

Our CSO, Dr. Andrei Gudkov has business relationships with Buffalo BioLabs, LLC, or BBL, where Dr. Gudkov was a founder and currently serves as their Principal Scientific Advisor. Dr. Gudkov’s involvement with BBL is more thoroughly discussed in Note 8, Restructuring, of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 27, 2015. The Company recognized $500,979 and $917,782 and $243,564 and $848,809 as research and development expense for the three months and nine months ended September 30, 2015 and 2014, respectively, and included $2,899 and $0 in accounts payable to BBL at September 30, 2015 and 2014. In addition, the Company had $0 and $57,904 in accrued expenses payable to BBL at September 30, 2015 and 2014, respectively. We also recognized $46,419 and $88,063 from BBL for sublease and other income for the quarters ended September 30, 2015 and 2014, respectively. Pursuant to our real estate sublease and equipment lease with BBL, we had gross and net accounts receivable of $218,995, and $0 at September 30, 2015 and 2014, respectively and a gross receivable of $155,978 at September 30, 2014.

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

OVERVIEW

We are an innovative biopharmaceutical company developing novel approaches to activate the immune system and address serious unmet medical needs. Our proprietary platform of toll-like immune receptor activators has applications in radiation mitigation, oncology immunotherapy, and vaccines. Our most advanced product candidate is entolimod, which we are developing as a radiation countermeasure and an immunotherapy for oncology and other indications. Our other product candidates range from research to clinical stage programs.

See “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2014 for more information on our product candidates. As more fully described in Note 4, Sale of Incuron to our unaudited consolidated financial statements, we no longer have an equity interest in Incuron and in its product candidate CBL0137, but retain a 2% royalty interest.

Financial Overview

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

Our revenue, operating results and profitability have varied, and we expect that they will continue to vary on a quarterly basis, primarily due to the timing of work completed under new and existing grants, development contracts and collaborative relationships.

Revenue

Our revenue originates from grants and contracts from both United States federal government sources and Russian Federation government sources and service contracts with Incuron. U.S. federal grants and contracts are provided to advance research and development of entolimod, our lead product candidate, which we believe is of interest for potential sale to the U.S. Department of Defense, or DoD, or the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services, or BARDA. Russian government contracts are provided to advance research and development of products that may eventually be licensed for sale in Russia. We provide various research, management, business development and clinical advisory and management services to Incuron.

Research and Development Expenses

Research and development, or R&D, costs are expensed as incurred. Advance payments are deferred and expensed as performance occurs. R&D costs include the cost of our personnel (which consists of salaries, incentive and stock-based compensation), out-of-pocket pre-clinical and clinical trial costs usually associated with contract research organizations, drug product manufacturing and formulation, and a pro-rata share of facilities expense and other overhead items.

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

Critical Accounting Policies and Significant Estimates

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2014. Other than as set forth below, our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Fair Value of Financial Instruments

We use the Available-For-Sale accounting method to determine the fair value of certain cash equivalents and short-term investments invested in United States Treasury Notes or certificates of deposit. As of September 30, 2015, we held approximately $2.3 million in cash equivalents and $15.9 million in United States Treasury Notes, which we classified as Level 1, and $0.2 million in certificates of deposit classified as Level 2.

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

As of September 30, 2015, we held approximately $5.3 million in accrued expenses related to warrants to purchase common stock, which we classified as Level 3.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue

Revenue increased from approximately $0.4 million for the three months ended September 30, 2014 to approximately $0.5 million for the three months ended September 30, 2015, representing an increase of approximately $0.1 million, or 21%. During these periods, we received revenues associated with our contracts and/or grants from the DoD, the Ministry of Industry and Trade of the Russian Federation, or MPT, and the Skolkovo Foundation, or Skolkovo. The revenues related to our contracts and grants are cost-based and vary as a direct function of the underlying contracted work, which varies between periods. Additionally, beginning in December 2014, we recognized service contract revenue from Incuron, LLC, which was deconsolidated in the fourth quarter of 2014. The revenue differences related to our contracts, grants, and service contracts between the periods are set forth in the following table:

	Program	Three Months Ended September 30,
Funding Source		2015	2014	Variance
DoD	JWMRP Contract (1)	$30,745	$—	$30,745
DoD	PRMRP Grant (2)	1,748	—	1,748
MPT	CBLB612 Pre-clinical (3)	10,111	149,527	(139,416)
MPT	Entolimod Colorectal Cancer (3)	132,501	203,090	(70,589)
Incuron	Service Contracts	205,389	—	205,389

		380,494	352,617	27,877
Skolkovo	Curaxin research (3)	—	—	—
MPT	Mobilan Pre-clinical (3)	121,061	62,509	58,552

		$501,555	$415,126	$86,429

(1)	The Congressionally Directed Medical Research Programs (CDMRP) Joint Warfighter Medical Research Program (JWMRP) contract was awarded on September 1, 2015.
(2)	The CDMRP Peer Reviewed Medical Research Program (PRMRP) grant was awarded effective as of September 30, 2015.
(3)	The grants received from Russian government entities are denominated in Russian Rubles (RUB). The revenue above was calculated using average exchange rates for the periods presented.

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

				As of September 30, 2015
Funding Source	Program	Total Award Value	Funded Award Value	Cumulative Revenue	Funded Backlog	Unfunded Backlog
DoD	JWMRP Contract	$9,226,455	$9,226,455	$30,745	$9,195,710	$—
DoD	PRMRP Contract	6,573,992	6,573,992	1,748	6,572,244	—
MPT	CBLB612 Pre-clinical (1)	3,374,731	3,374,731	3,050,289	324,442	—
MPT	Entolimod Colorectal Cancer (1)	3,044,003	2,443,128	2,017,337	425,791	600,875

		22,219,181	21,618,306	5,100,119	16,518,187	600,875
MPT	Mobilan Pre-clinical (1)	3,197,197	2,596,321	2,170,530	425,791	600,876

		$25,416,378	$24,214,627	$7,270,649	$16,943,978	$1,201,751

(1)	The grants received from MPT are denominated in Russian Rubles (RUB). Cumulative Revenue includes contract receipts-to-date and outstanding receivables. Backlog amounts are valued at the period end exchange rate. Funded Award Value is the sum of Cumulative Revenue and Funded Backlog. Total Award Value is the sum of Funded Award Value and Unfunded Backlog.

Research and Development Expenses

R&D expenses overall were unchanged for the three months ended September 30, 2015 and 2014 at $2.1 million. Variances in individual development programs are noted in the table below. The reduction in expenses related to Curaxins is attributable to the deconsolidation of Incuron, LLC which occurred in the fourth quarter of 2014. The increase in expenses related to Entolimod for Oncology Indications is attributable to an ongoing Phase 2 study in the Russian Federation that was not active in 2014, along with preparatory research for follow-on development efforts.

	Three Months Ended September 30,
	2015	2014	Variance
Entolimod for Biodefense Applications	$801,807	$706,403	$95,404
CBLB612	40,843	129,380	(88,537)
Entolimod for Oncology Indications	974,228	409,028	565,200

	1,816,878	1,244,811	572,067
Curaxins	157,083	750,222	(593,139)
Panacela product candidates	78,606	73,212	5,394

Total research & development expenses	$2,052,567	$2,068,245	$(15,678)

General and Administrative Expenses

G&A expenses decreased from $1.8 million for the three months ended September 30, 2014 to $1.3 million for the three months ended September 30, 2015, representing a decrease of $0.5 million, or 28%. $0.2 million of this decrease was due to the deconsolidation of Incuron, and the remainder was due to $0.2 million and $0.1 million reduction in professional fees and travel expense, respectively.

Other Income and Expenses

Other expense decreased from $1.2 million for the three months ended September 30, 2014 to $0.4 million for the three months ended September 30, 2015, representing an expense decrease of $0.8 million, or 67%. This decrease was primarily related to the change in the periodic warrant liability valuation.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue

Revenue decreased from $2.3 million for the nine months ended September 30, 2014 to $1.4 million for the nine months ended September 30, 2015, representing a decrease of $0.9 million, or 38%. During these periods, we received revenues associated with our contracts and/or grants from the DoD, MPT and Skolkovo. The revenues related to our contracts and grants are cost-based and vary as a direct function of the underlying contracted work, which varies between periods. The Skolkovo contract completed in the first half of 2014 and there were differences in the underlying research activities associated with the MPT contracts, which collectively resulted in decreased revenues. Additionally, beginning in December 2014, we recognized service contract revenue from Incuron, LLC, which was deconsolidated in the fourth quarter of 2014. The revenue differences related to our contracts, grants, and service contracts between the periods are set forth in the following table:

	Program	Nine Months Ended September 30,
Funding Source		2015	2014	Variance
DoD	MCS Contract (1)	$—	$23,390	$(23,390)
DoD	JWMRP Contract (2)	30,745	—	30,745
DoD	PRMRP Contract (3)	1,748	—	1,748
MPT	CBLB612 Pre-clinical (4)	73,032	247,166	(174,134)
MPT	Entolimod Colorectal Cancer (4)	358,871	327,419	31,452
Incuron	Service Contracts	596,828	—	596,828

		1,061,224	597,975	463,249
Skolkovo	Curaxin research (4)	—	1,000,770	(1,000,770)
MPT	Xenomycins Pre-clinical (4)	—	28,605	(28,605)
MPT	Mobilan Pre-clinical (4)	377,568	684,117	(306,549)

		$1,438,792	$2,311,467	$(872,675)

(1)	The Medical Countermeasure Systems, or MCS, Contract was formerly known as the Chemical Biological Medical Systems- Medical Identification and Treatment Systems, or CBMS-MITS Contract.
(2)	The CDMRP JWMRP contract was awarded on September 1, 2015.
(3)	The CDMRP PRMRP grant was awarded on September 21, 2015.
(4)	The grants received from Russian government entities are denominated in Russian Rubles (RUB). The revenue above was calculated using average exchange rates for the periods presented.

Research and Development Expenses

R&D expenses decreased from $6.8 million for the nine months ended September 30, 2014 to $5.2 million for the nine months ended September 30, 2015, representing a decrease of $1.6 million, or 24%. Variances in individual development programs are noted in the table below. Significant reductions include reduction of funds spent on: Curaxins R&D, which is largely attributed to the deconsolidation of Incuron, LLC, and Panacela product candidates mainly due to trial drug manufacturing costs incurred in 2014.

	Nine Months Ended September 30,
	2015	2014	Variance
Entolimod for Biodefense Applications	$2,615,428	$2,655,563	$(40,135)
CBLB612	321,273	325,215	(3,942)
Entolimod for Oncology Indications	1,488,644	1,009,114	479,530

	4,425,345	3,989,892	435,453
Curaxins	569,432	1,907,068	(1,337,636)
Panacela product candidates	251,929	935,281	(683,352)

Total research & development expenses	$5,246,706	$6,832,241	$(1,585,535)

General and Administrative Expenses

G&A expenses decreased from $6.4 million for the nine months ended September 30, 2014 to $5.2 million for the nine months ended September 30, 2015, representing a decrease of $1.2 million, or 19%. $0.7 million of this decrease was due to the deconsolidation of Incuron, which occurred in the fourth quarter of 2014. In addition, compensation expense decreased by $0.3 million and recurring professional fees and other costs decreased by $0.8 million. These reductions were partially offset by a one-time increase of $0.6 million related to costs associated with our equity offering in February 2015, as more fully described in Note 6, Stockholders’ Equity, to our unaudited consolidated financial statements. The majority of the costs of the February equity offering were expensed, and not otherwise charged to equity, as the majority of the net proceeds were considered derivative liabilities.

Other Income and Expenses

Other income decreased from $0.3 million for the nine months ended September 30, 2014 to $2.4 million of other expense for the nine months ended September 30, 2015, representing an expense increase of $2.7 million, or -900%. This expense increase is attributable to the change in periodic warrant valuation of $3.1 million and $0.4 million related to the deconsolidation of Incuron due to the fact that Incuron was accounted for as an equity investment through the date of sale, April 29, 2015. These additional expenses were offset by expense reductions of $0.8 million, which were primarily attributable to a one-time, non-cash debt extinguishment charge incurred in 2014 and less interest expense incurred on a lower outstanding loan balance.

Liquidity and Capital Resources

We have incurred net losses in excess of $140 million from our inception through September 30, 2015. Historically, we have not generated, and do not expect to generate in the immediate future, revenue from sales of product candidates. Since our founding in 2003, we have funded our operations through a variety of means:

•	From inception through September 30, 2015, we have raised $144.7 million of net equity capital, including amounts received from the exercise of options and warrants. We have also received $7.3 million in net proceeds from the issuance of long-term debt instruments;

•	DoD and BARDA have funded grants and contracts totaling $60.4 million for the development of entolimod for its biodefense indication;

•	The Russian Federation has funded us a series of contracts totaling $17.3 million, based on the exchange rates in effect on the date of funding. These contracts include a requirement for us to contribute matching funds, which we have satisfied or expect to satisfy with both the value of developed intellectual property at the time of award, incurred development expenses and future expenses;

•	We have been awarded $4.0 million in grants and contracts not described above, all of which has been recognized at September 30, 2015;

•	Incuron was formed to develop and commercialize the Curaxins product line, including their lead oncology drug candidate CBL0137. In April 2015, we sold 75% of our ownership interest for approximately $3 million and also gave the purchaser an option to buy our remaining ownership interest for approximately $1 million. As more fully descried on Note 4, Sale of Incuron, to our unaudited consolidated financial statements, such option was exercised on June 30, 2015. We also assigned the remainder of our Curaxin intellectual property to Incuron for a 2% royalty; and

•	Panacela was formed to develop and commercialize preclinical compounds, which were transferred to Panacela through assignment and lease agreements. Rusnano contributed $9.0 million at formation and has options to contribute up to $15.5 million of additional funding. CBLI contributed $3.0 million plus intellectual property at formation and has an option to contribute additional capital based on agreed-upon terms. As of the date of this filing, CBLI owns 60.47% of Panacela.

At September 30, 2015, we had cash, cash equivalents and short-term investments of $22.5 million. Of that total, $1.1 million was restricted for the use of our consolidated joint venture, Panacela, leaving $21.4 million available for general use.

Cash Flows:

The following table provides information regarding our cash flows for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended September 30,
	2015	2014
Cash flows used in operating activities	$(8,859,645)	$(11,316,565)
Cash flows used in investing activities	(12,792,474)	(1,142,661)
Cash flows provided by financing activities	24,809,045	10,788,298
Effect of exchange rate change on cash and equivalents	101,784	(500,106)

Increase (decrease) in cash and cash equivalents	3,258,710	(2,171,034)
Cash and cash equivalents at beginning of period	3,103,969	10,048,466

Cash and cash equivalents at end of period	$6,362,679	$7,877,432

Operating Activities

Net cash used in operating activities decreased by $2.4 million to $8.9 million for the nine months ended September 30, 2015 from $11.3 million for the nine months ended September 30, 2014. Net cash used in operating activities for the period ending September 30, 2015 consisted of a reported net loss of $11.4 million, which was adjusted down for $2.8 million of net noncash operating activities, and a $0.3 million net increase due to changes in operating assets and liabilities. Of the net noncash operating activities of $2.8 million, $1.5 million was due to changes in the valuation of our warrant liability, $0.6 million was due to warrant issuance costs, $0.4 million was due to our equity in Incuron, LLC losses, and $0.3 was due to depreciation, amortization, noncash compensation expense and other noncash expenses. Of the net $0.3 million of changes in operating assets and liabilities, $0.6 million was due to recognition of previously deferred revenue offset by $0.3 million other changes.

Investing Activities

Net cash used in investing activities increased by $11.7 million to $12.8 million for the nine months ended September 30, 2015 from $1.1 million for the nine months ended September 30, 2014. The net cash used in investing activities for the nine months ended September 30, 2015 consisted primarily of purchases of short-term investments of $15.8 million, offset by $3.0 million in cash received in connection with the sale of Incuron, LLC.

Financing Activities

Net cash provided by financing activities increased by $14 million to $24.8 million for the nine months ended September 30, 2015 from $10.8 million for the nine months ended September 30, 2014. Net cash provided by financing activities for the nine months ended September 30, 2015 primarily consisted of the sale of $27.2 million in equity securities, offset by $2.4 million in principal and interest payments associated with the repayment of the Hercules Loan, as more fully described in Note 5. Debt.

Other

We have incurred cumulative net losses and expect to incur additional losses related to our research and development activities. We do not have commercial products and have limited capital resources. As of September 30, 2015 we had $22.5 million in cash, cash equivalents and short-term investments which, along with the active government contracts described above, we believe will be sufficient to fund our projected operating requirements for at least the next 12 months. However, until we are able to commercialize our product candidates at a level that covers our cash expenses, we will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms. Our plans with regard to these matters may include seeking additional capital through debt or equity financing, the sale or license of our drug candidates, or the issuance of equity and additional revenues from the U.S. or Russian governments. There is no assurance that we will be successful in obtaining additional financing on commercially reasonable terms or that we will be able to secure funding from anticipated government contracts and grants.

Our auditors, Meaden & Moore, LLP, have indicated in their report on our financial statements for the year ended December 31, 2014, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses and substantial decline in our working capital. We believe we have generated sufficient cash flow to sustain our operations for at least the next 12 months. However, we do not have any firm commitments for funding in the future. If we are unable to raise adequate capital and/or achieve profitable operations, our future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Impact of Inflation

We believe that our results of operations are not dependent upon moderate changes in inflation rates.

Impact of Exchange Rate Fluctuations

Our reported financial results are affected by changes in foreign currency exchange rates between the U.S. dollar and the Russian ruble. Between January 1, 2015 and September 30, 2015, this rate fluctuated by 17.8%. For calendar 2014, this rate fluctuated over 70%. Translation gains or losses result primarily from the impact of exchange rate fluctuations on the reported U.S. dollar equivalent of ruble denominated cash and cash equivalents, restricted cash and short-term investments. Variances in the exchange rate for these items have not been realized; as such the resulting gains or losses are recorded as other comprehensive income in the equity section of the balance sheet. We expect transaction gains or losses result from cross-currency transactions will be less significant in 2015 due to the deconsolidation of Incuron in the fourth quarter of 2014. At September 30, 2015, we held approximately 63.6 million rubles in cash and cash equivalents, 15 million rubles in short-term investments and 72.7 million rubles in restricted cash. For these items, a 10% change in the U.S. dollar to Russian ruble foreign exchange rate would yield a $0.2 million variance. Other foreign exchange transactions among CBLI and its subsidiaries are typically not material.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first nine months of 2015. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2015. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of September 30, 2015, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

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

As of September 30, 2015, our cash, cash equivalents and short-term investments amounted to $22.5 million. We believe that our existing cash, cash equivalents, and marketable securities will allow us to fund our operating plan for at least the next 12 months.

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

We have incurred significant losses to date. We have incurred net losses of approximately $11.2 million and over $140 million for the nine months ended September 30, 2015 and since inception, respectively. We expect significant losses to continue for the next few years as we spend substantial sums on the continued research and development of our proprietary product candidates, and there is no certainty that we will ever become profitable as a result of these expenditures. As a result of losses that will continue throughout our development stage, we may exhaust our financial resources and be unable to complete the development of our product candidates.

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

Additionally, in September 2013, our majority-owned joint venture Panacela entered into a $1.5 million Convertible Loan Agreement with Rusnano, or the Rusnano Loan, and is required to pay all unpaid principal and interest under the loan in September 2015. The loan may be converted into shares of Panacela stock at any time at Rusnano’s option. Panacela did not pay the loan when it came due in September 2015 and the event of default was not cured by October 10, 2015; therefore, Rusnano has the right to exercise a warrant to purchase shares of our common stock equal to 69.2% of the outstanding amount remaining unpaid under the Rusnano Loan at the time of exercise, divided by the exercise price of $33.88 per share. As of September 30, 2015, this would amount to 43,406 shares.

*Our ability to use our net operating loss carryforwards may be limited.

As of December 31, 2014, we had U.S. federal net operating loss carryforwards of approximately $120,934,000, which begin to expire if not utilized by 2023, and approximately $3,565,000 of federal tax credit carryforwards which begin to expire if not utilized by 2024. The Company also has U.S. state net operating loss carryforwards of approximately $110,957,000, which begin to expire if not utilized by 2027 and state tax credit carryforwards of approximately $337,000, which begin to expire if not utilized by 2022. The purchase of 6,459,948 shares of common stock by Mr. Davidovich yields a post-transaction ownership percentage of 60.2% for him. We believe it highly likely that this transaction will be viewed by the U.S. Internal Revenue Service as a change of ownership as defined by Section 382 of the Internal Revenue Code, or Section 382. Consequently, the utilization of these net operating loss and tax credit carryforwards, as well as any additional net operating loss and tax credit carryforwards generated in 2015 through the issuance date, will be limited according to the provisions of Section 382, which will significantly limit the Company’s ability to use these carryforwards to offset taxable income on an annual basis in future periods. As such, a significant portion of these carryforwards will likely expire before they can be utilized, even if the Company is able to generate taxable income that, except for this transaction, would have been sufficient to fully utilize these carry forwards.

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

Before obtaining required regulatory approvals for the commercial sale of any of our product candidates, we must conduct extensive pre-clinical and clinical studies to demonstrate that our product candidates are safe and clinical or pivotal animal trials to demonstrate that our product candidates are efficacious. Pre-clinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials or animal efficacy studies will be successful and interim results of a clinical trial or animal efficacy study do not necessarily predict final results. In addition, we must outsource our clinical trials and our animal studies required to obtain regulatory approval of our products. We are not certain that we will successfully or promptly finalize agreements for the conduct of these studies. Delay in finalizing such agreements would delay the commencement of our pre-clinical and clinical studies, such as animal efficacy studies for entolimod’s biodefense indication and clinical trials of entolimod, CBLB612, and Mobilan for oncology indications. In addition, we are seeking final FDA agreement on the scope and design of our pivotal animal efficacy and human safety program for an entolimod biodefense BLA. Delay in agreement with the FDA on this program will delay conduct of the pivotal animal efficacy and human safety studies.

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

*Our joint venture, Panacela, has a significant non-controlling interest holder and, as such, is not operated solely for our benefit.

As of the date of this filing, we owned 60.47% of the equity interests in Panacela. Our venture partner in Panacela is a significant non-controlling interest holder and a fund regulated by the Russian Federation government. As such, we share management of Panacela with a party who may not have the same goals, strategies, priorities or resources as we do.

Both we and our venture partner in Panacela have certain rights. We each have the right to designate certain of the board members and certain decisions in respect of these entities may not be made without a supermajority vote of the equity holders. The right to transfer ownership interests in Panacela is restricted by provisions such as rights of first refusal and tag along and drag along rights. In addition, the use of funds and other matters are subject to monitoring and oversight by both groups of equity holders. Furthermore, we are required to pay more attention to our relationship with our venture partner as well as with Panacela, and if our venture partner changes, our relationship may be materially adversely affected. These various restrictions may lead to additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In addition, the benefits from a successful joint venture are shared among the co-owners, so that we would not receive all the benefits in the event that Panacela is ultimately successful.

Panacela is in need of additional financial resources. In addition, as Panacela has not received additional funding since their loan from Rusnano in late 2013 and grant funding under their MPT contract, Panacela has not been able to pay certain of their obligations as they become due, including repayment of the loan from Rusnano, which came due in September 2015, and may be unable to continue operations. Management is pursuing sources of additional financing. If Panacela does not receive additional financing and is unable to continue operations, it may cause us to experience a material adverse effect on our business, financial condition and results of operations.

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

The testing, marketing and manufacturing of any product for use in the United States will require approval from the FDA. We cannot predict with any certainty the amount of time necessary to obtain FDA approval and whether any such approval will ultimately be granted. Obtaining approval for products requires manufacturing the product and testing in animals and human subjects of substances whose effects on humans are not fully understood or documented. The manufacturing processes for our product candidates are not yet fully developed and identifying a reproducible process may prove difficult. Additionally, pre-clinical studies, animal efficacy studies or clinical trials may reveal that one or more products are ineffective or unsafe, in which event, further development of such products could be seriously delayed, terminated or rendered more expensive.

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

The receipt of FDA approval may be delayed for reasons other than the results of pre-clinical studies and clinical trials. For example, in 2011, the IND application for entolimod’s biodefense indication was transferred within the FDA from the Division of Biologic Oncology Products, or DBOP, to the Division of Medical Imaging Products, or DMIP. As a result of this transfer, we requested and participated in nine meetings with DMIP during 2011-2014 to review the product mechanisms of action, safety profile and preliminary estimation of an effective human dose. In 2013, DMIP agreed on the scope and design of the proposed pivotal animal efficacy program and has acknowledged that specific cytokines do play an important role in entolimod’s mechanism of action and, as such, can be used as biomarkers for animal-to-human dose-conversion. In order to maintain a competitive edge following the March 2015 approval of Neupogen for a related radiation countermeasure indication, we plan to modify the remaining entolimod BLA efficacy program. Therefore, we will return to the FDA to reach an agreement on the elements of the design of our remaining clinical studies for entolimod, including the entolimod formulation to be used. There can be no guarantee that we will reach a satisfactory agreement in a timely manner, or at all, or that DMIP will not request any additional information related to our pre-clinical or clinical programs.

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

We intend to market our product candidates, including specifically the product candidates being developed by our subsidiary and our joint venture, in the United States, Russia and other countries and regulatory jurisdictions. In order to market our product candidates in the United States, Russia and other jurisdictions, we must obtain separate regulatory approvals in each of these countries and territories. The procedures and requirements for obtaining marketing approval vary among countries and regulatory jurisdictions and may involve additional clinical trials or other tests. In addition, we do not have in-house experience and expertise regarding the procedures and requirements for filing for and obtaining marketing approval for drugs in countries outside of the United States, Europe and Japan and may need to engage and rely upon expertise of third parties when we file for marketing approval in countries outside of the United States, Europe and Japan. Also, the time required to obtain approval in markets outside of the United States may differ from that required to obtain FDA approval, while still including all of the risks associated with obtaining FDA approval. We may not be able to obtain all of the desirable or necessary regulatory approvals on a timely basis, if at all. Approval by a regulatory authority in a particular country or regulatory jurisdiction, such as the FDA in the United States or the Roszdravnadzor in Russia, does not ensure approval by a regulatory authority in another country.

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

In September 2015, we announced the grant of two awards from the United States Department of Defense for advanced development of entolimod as a medical radiation countermeasure. For the nine months ended September 30, 2015, we received 2.2% and 56.3% of our revenues from government contract development work under U.S. and Russian Federation government contracts, respectively. In 2014 and 2013, we received 0.6% and 26.8% of our revenues from U.S. government contract and grant development work, and 95.2% and 73.2% of our revenues from Russian government contract development work, respectively.

These revenues have funded some of our personnel and other R&D and G&A costs and expenses and the two recently announced awards are expected to similarly fund some of our expenses in the future. However, we will continue to incur substantial additional costs to fund our R&D and it is possible that we may not choose to apply for or, if we do apply, be able to procure new grants and contracts that provide additional funding for our R&D. If we do submit proposals for new grants or contracts, the review of such proposals may take significant time. In addition, in the event of a positive review of one or more of our proposals, it may take significant time from the time we receive the positive review to the finalization of a new contract or grant. Additionally, a positive review of a proposal in no way indicates that we will ultimately receive a grant or contract award. Contract and grant awards are subject to a significant amount of uncertainty, including, but not limited to, successful negotiation and availability of funds. In addition, in our experience, contracts from Russian government entities require matching funds and posting of performance guarantees. Therefore, we expect that our acceptance of new contracts or grants from Russian government entities will also be subject to our ability to provide matching funds and to post performance guarantees.

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

*Our future business may be harmed as a result of the foreign and U.S. government contracting process as it involves risks not present in the commercial marketplace.

We expect that a significant portion of the business that we will seek in the near future will be under government contracts or subcontracts, both U.S. and foreign, which may be awarded through competitive bidding. For example, as described above, we recently received funding from the DoD to support further development of entolimod. Additionally, in the Russian Federation we may seek additional funding from the Skolkovo Foundation or MPT. Competitive bidding for government contracts presents a number of risks that are not typically present in the commercial contracting process, which may include:

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

*The market for U.S. and other government funding is highly competitive.

We plan to submit applications for funding of various research studies of our product candidates to the U.S. and other governments. There is no guarantee that any proposals that we plan to submit will be funded even if we receive positive reviews of such proposals as funding by the government is highly competitive and limited to the availability of funds. Failure to receive funding from U.S. and other government sources for the development of our product candidates could impair our ability to fund the development programs for our product candidates and thus could result in delays in development, or even stopping of development, of certain indications for our product candidates.

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

We have limited experience in filing and prosecuting regulatory applications to obtain marketing approval from the FDA or other regulatory authorities. The loss of services of one or more of our key employees or consultants could have a negative impact on our business or our ability to expand our research, development and clinical programs. To mitigate this risk, in July 2015 we entered into employment agreements with a number of our key employees. In these agreements, certain of our employees have agreed to be employed by the Company through 2020 in consideration for certain guaranteed base pay and severance, in the event they are terminated without cause prior to the term of the agreement. Additionally, we depend on our scientific, manufacturing, regulatory and clinical collaborators and advisors, all of whom have outside commitments that may limit their availability to us. In addition, to the extent that we are unable to engage certain collaborators or advisors for certain periods of time due to lack of relevant work or lack of available funds, there is a risk that such collaborators or advisors will not be available to provide services in the future at such time when there is available work and/or funds. In addition, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled scientific, managerial and marketing personnel, particularly as we expand our activities in clinical trials, the regulatory approval process, external partner solicitations and sales and manufacturing. We routinely enter into consulting agreements with our scientific, manufacturing, regulatory, clinical collaborators, advisors, and opinion leaders in the ordinary course of our business. We also enter into contractual agreements with physicians and institutions who recruit patients into our clinical trials on our behalf in the ordinary course of our business. We face significant competition for this type of personnel and for employees from other companies, research and academic institutions, government entities and other organizations. We cannot predict our success in hiring or retaining the personnel we require for continued growth.

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

*Our former laboratories used, and our subtenants use, certain chemical and biological agents and compounds that may be deemed hazardous and we are subject to various safety and environmental laws and regulations. Our compliance with these laws and regulations may result in significant costs, which could materially reduce our ability to become profitable.

Until late 2013, we operated laboratories that used hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety or the environment and we currently sublease these laboratories for operation by other companies, which currently use hazardous materials. As appropriate, we stored these materials and wastes resulting from their use at our laboratory facility pending their ultimate use or disposal and we currently require that our laboratory sub-lessors do the same. We contracted with a third party to properly dispose of these materials and wastes and our laboratory sub-lessors now manage such contracts. We were and continue to be subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials and wastes. We may incur significant costs if we unknowingly failed to comply with environmental laws and regulations.

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

We announced in September 2015 that we received two awards from the U.S. Department of Defense for the further development of entolimod. We hope to receive additional funding in the future from U.S. or foreign government agencies for the development of entolimod and our products. Changes in government budgets and agendas, however, have previously resulted in termination of our contract negotiations and may, in the future, result in future funding being decreased and de-prioritized. In addition, government contracts contain provisions that permit cancellation in the event that funds are unavailable to the government agency. Furthermore, we cannot be certain of the timing of any future funding and substantial delays or cancellations of funding could result from protests or challenges from third parties. If the U.S. government fails to continue to adequately fund R&D programs, we may be unable to generate sufficient revenues to continue development of entolimod or continue our other operations. Similarly, if our pre-EUA submission for entolimod is authorized by the FDA, but the U.S. government does not place sufficient orders for this product, our future business may be harmed.

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

As an example of how financial turmoil may affect our business, as noted in Footnote 2 to our Unaudited Financial Statements above, on October 13, 2015, the Bank of Russia appointed temporary management of NOTA-Bank, one of the financial institutions used by our Russian-based subsidiary and joint venture, due to liquidity concerns. To ensure equality in protecting the rights of all creditors, a three-month moratorium was instituted on the satisfaction of all creditor claims. Most of our contract guarantee deposits for our MPT contracts are on deposit with NOTA-Bank. In addition, all of BioLab 612’s operating cash accounts were held at NOTA-Bank as of September 30, 2015. At the present time we cannot estimate what, if any, amounts of these deposits will be lost, and therefore have not provided a loss reserve.

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

The tax system in Russia imposes additional burdens and costs on our operations there and complicate our tax planning and related business decisions. For example, the tax environment in Russia has historically been complicated by contradictions in Russian tax law and ambiguity in areas such as the deductibility of certain expenses. This uncertainty could result in a greater than expected tax burden and potentially exposes us to significant fines and penalties and enforcement measures, despite our best efforts at compliance. These factors raise the risk of a sudden imposition of arbitrary or onerous taxes on our operations in Russia. This could materially adversely affect our financial condition and results of operations.

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

As of the date of this filing, David Davidovich, a venture capital investor beneficially owns or controls approximately 60.2% of the voting power of our outstanding common stock. As a result of his ability to control a majority of the voting power of our outstanding common stock, Mr. Davidovich has the ability to control all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. Mr. Davidovich may have interests that are different from those of other stockholders. Moreover, this concentration of share ownership makes it impossible for other stockholders to replace directors and management without the consent of Mr. Davidovich. In addition, this significant concentration of share ownership may adversely affect the price at which prospective buyers are willing to pay for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.

*We are a “controlled company” within the meaning of the NASDAQ rules and, as a result, qualify for exemptions from certain corporate governance requirements. If we rely on these exemptions in the future, you will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Because Mr. Davidovich holds common stock that represents a majority of the voting power of our outstanding common stock, we may be considered a “controlled company” within the meaning of the NASDAQ corporate governance standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	a majority of the board of directors consists of independent directors;

•	we have a nominating and corporate governance committee that is composed entirely of independent directors; and

•	we have a compensation committee that is composed entirely of independent directors.

We are currently utilizing the exemption from having a majority of our board consist of independent directors. Therefore, you do not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.

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

The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 1, 2014 through September 30, 2015, the market price of our common stock, which is listed on the NASDAQ Capital Market, fluctuated from a high of $25.40 per share in the first quarter of 2014 to a low of $1.84 in the second quarter of 2015. The listing of our common stock on the NASDAQ Capital Market does not assure that a meaningful, consistent and liquid trading market will exist, and in recent years, the market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility in addition to volatility caused by the occurrence of industry and company specific events. Factors that could cause fluctuations include, but are not limited to, the following:

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

We are currently authorized to issue 160,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of this filing, 10,730,951 shares of our common stock were issued and outstanding warrants to purchase 2,222,155 shares of our common stock at an average exercise price of $13.98 per share (exclusive of the Rusnano warrant described above as it was not exercisable at the time), and we had outstanding options to purchase 356,735 shares of our common stock at an average exercise price of $47.99 per share. To the extent we issue shares of common stock or our outstanding options and warrants are exercised, holders of our common stock will experience dilution.

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

During the three month period ended September 30, 2015, we issued 1,828 shares of common stock upon the cashless exercise of an outstanding warrant, referred to as the Warrant. The Warrant was part of a series of warrants issued to certain investors as part of a private placement transaction that closed in March 2010. For the issuance of common stock upon exercise of the Warrant, the Company is relying on the exemption from federal registration under Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder, based on the Company’s belief that the offer and sale of the shares of common stock upon exercise of the Warrant did not involve a public offering as the investor was “accredited” and no general solicitation has been involved in the offer and sale of the shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	The following exhibits are included as part of this report:

Exhibit Number	Description of Document

10.1	Employment Agreement dated July 9, 2015 by and between Cleveland BioLabs, Inc. and Yakov Kogan (Incorporated by reference to Form 8-K filed on July 10, 2015)

10.2	Employment Agreement dated July 9, 2015 by and between Cleveland BioLabs, Inc. and Langdon Miller (Incorporated by reference to Form 8-K filed on July 10, 2015)

10.3	Employment Agreement dated July 9, 2015 by and between Cleveland BioLabs, Inc. and Andrei Gudkov (Incorporated by reference to Form 8-K filed on July 10, 2015)

10.4#	Award/Contract W81XWH-15-C-0101 dated September 1, 2015 issued by USA Med Research ACQ Activity

10.5	Award/Contract W81XWH-15-1-0570 dated September 30, 2015 by issued by USA Med Research ACQ Activity

31.1	Rule 13a-14(a)/15d-14(a) Certification of Yakov Kogan.

31.2	Rule 13a-14(a)/15d-14(a) Certification of C. Neil Lyons.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.1	The following information from CBLI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2015 and 2014; (v) Consolidated Statements of Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2015; and (vi) Notes to Consolidated Financial Statements.

#	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Exchange Act.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated: November 9, 2015	By:	/s/ YAKOV KOGAN
Yakov Kogan
Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2015	By:	/s/ C. NEIL LYONS
C. Neil Lyons
Chief Financial Officer
(Principal Financial Officer)