Form 10-K
period 2015-12-31
CLEVELAND BIOLABS INC
filed 2016-02-23
CIK 1318641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $13,983,177. There were 10,987,166 shares of common stock outstanding as of February 12, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s 2016 Annual Meeting of Stockholders is incorporated by reference in Part III to the extent described therein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2015.

Cleveland BioLabs, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2015

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
Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	the commercialization of our product candidates, if approved;

•	our plans to research, develop and commercialize our product candidates;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our plans and expectations with respect to future clinical trials and commercial scale-up activities;

•	future agreements with third parties in connection with the commercialization of any approved product;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or may become available;

•	our ability to attract and retain key scientific or management personnel;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.
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

ii

PART I
Item 1. Business
When used in this Annual Report on Form 10-K, unless otherwise stated or the context otherwise requires, the terms "Cleveland BioLabs," the "Company," "CBLI" "we," "us" and "our" refer to Cleveland BioLabs, Inc. and its consolidated subsidiaries, BioLab 612, LLC and Panacela Labs, Inc.
GENERAL OVERVIEW
Cleveland BioLabs is an innovative biopharmaceutical company developing novel approaches to activate the immune system and address serious medical needs. Our proprietary platform of Toll-like immune receptor activators has applications in mitigation of radiation injury and immuno-oncology. We combine our proven scientific expertise and our depth of knowledge about our products’ mechanisms of action into a passion for developing drugs to save lives. Our most advanced product candidate is entolimod, an immuno-stimulatory agent, which we are developing as a radiation countermeasure and an immunotherapy for oncology and other indications.
Entolimod is a Toll-like receptor 5 ("TLR5"), agonist, which we are developing as a radiation countermeasure for prevention of death from Acute Radiation Syndrome ("ARS"), and as an oncology drug. We believe that entolimod is the most efficacious medical radiation countermeasure currently in development. Following is a summary of the clinical development of entolimod to date and regulatory status.
Entolimod is being developed under the United States Food & Drug Administration’s ("FDA’s"), Animal Efficacy Rule (the "Animal Rule"), for the indication of reducing the risk of death following exposure to potentially lethal irradiation occurring as a result of a radiation disaster (see “– Government Regulation – Animal Rule”). We have completed two clinical studies designed to evaluate the safety, pharmacokinetics and pharmacodynamics of entolimod in a total of 150 healthy volunteers. We have completed a Good Laboratory Practices ("GLPs"), randomized, blinded, placebo-controlled, pivotal study designed to evaluate the dose-dependent effect of entolimod on survival and biomarker induction in 179 non-human primates exposed to 7.2 Gy total body irradiation when entolimod or placebo were administered at 25 hours after radiation exposure. We have completed a GLP, randomized, open-label, placebo-controlled, pivotal study designed to evaluate the dose-dependent effect of entolimod on biomarker induction in 160 non-irradiated non-human primates. We met with the FDA in July 2014 to present our human dose-conversion and to discuss our intent to submit an application for pre-Emergency Use Authorization ("pre-EUA"). The FDA confirmed that our existing efficacy and safety data and animal-to-human dose conversion were sufficient to proceed with a pre-EUA application and agreed to accept a pre-EUA application for review, which was filed in the second quarter of 2015. If the FDA authorizes the application, then Federal agencies are free to procure drug product for stockpiling so that the drug is available to distribute in the event of an emergency, i.e. prior to the drug being formally approved by FDA under a Biologics License Application ("BLA").
In September 2015, we announced two awards totaling approximately $15.8 million in funding from the United States Department of Defense ("DoD"), office of Congressionally Directed Medical Research Programs to support further development of entolimod as a medical radiation countermeasure. These awards will fund additional pre-clinical and clinical studies of entolimod, which are needed for a BLA.
Additionally, we completed a Phase 1 open-label, dose-escalation trial of entolimod in 26 patients with advanced cancer in the U.S. Data for this study were presented at the 2015 annual meeting of the American Society of Clinical Oncology ("ASCO"), on May 30, 2015. A small expansion study in the Russian Federation ("Russia") was temporarily halted due to changes in a development contract with the Russian Federation Ministry of Industry and Trade ("MPT").
In February 2016, we announced the start of dosing in a new Phase 2 clinical study conducted in Russia of the safety and tolerability of entolimod as a neo-adjuvant therapy in treatment-naïve patients with primary colorectal cancer who are recommended for surgery. Our goal is to accumulate additional clinical data regarding immune cell response to administrations of entolimod in order to guide future oncology development. This study is supported by the development contract with MPT.
CORPORATE INFORMATION
We were incorporated in Delaware in June 2003 as a spin-off company from The Cleveland Clinic. We exclusively license our founding intellectual property from The Cleveland Clinic. In 2007, we relocated our operations to Buffalo, New York and became affiliated with Roswell Park Cancer Institute ("RPCI"), through technology licensing and research collaboration relationships. Our common stock is listed on the NASDAQ Capital Market under the symbol “CBLI.”

Our principal executive offices are located at 73 High Street, Buffalo, New York 14203, and our telephone number at that address is (716) 849-6810.
Since inception we have formed several subsidiaries to best capitalize on our unique ability to leverage financial and clinical development resources in Russia. In December 2009, we created Incuron LLC (“Incuron”) with BioProcess Capital Ventures ("BCV") to develop Curaxin compounds (defined below). In September 2011, we created Panacela Labs, Inc. (“Panacela”), a U.S. entity, with Open Joint Stock Company “Rusnano” ("Rusnano") to develop Mobilan and other product candidates (described below.) Simultaneous with the formation of Panacela, was the creation of a wholly-owned Russian subsidiary of Panacela named, Panacela Labs, LLC. Finally, we have a wholly-owned Russian subsidiary, BioLab 612, LLC. As more fully described in Note 5, “Noncontrolling Interests” in our audited financial statements included in Item 8: "Financial Statements and Supplementary Data," Incuron was included in our consolidated financial results through November 25, 2014, and then accounted for as an equity investment through April 29, 2015, after which our remaining equity interest in Incuron was sold by June 30, 2015. Currently we no longer own equity in Incuron, but do maintain a right to royalty payments, as later described. As such, we conduct drug development activities in the U.S. and Russia.
CBLI and Panacela, each have worldwide development and commercialization rights to product candidates in development, subject to certain financial obligations to our current licensors.
The CBLI logo and CBLI product names are proprietary trade names of CBLI, its subsidiaries. We may indicate U.S. trademark registrations and U.S. trademarks with the symbols “®” and “™”, respectively. Third-party logos and product/trade names are registered trademarks or trade names of their respective owners.
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
Our primary product development programs and their respective development stages are illustrated below:
CBLI

PRODUCT Indication	DISCOVERY	PRECLINICAL	PIVOTAL ANIMAL STUDIES	HUMAN SAFETY / DOSE CONVERSION
ENTOLIMOD-Biodefense Acute Radiation Syndrome

PRODUCT Indication	DISCOVERY	PRECLINICAL	PHASE I	PHASE II	PHASE III
ENTOLIMOD-Oncology Advanced Solid Tumors
ENTOLIMOD-Oncology Neo-adjuvant Therapy of Colorectal Cancer
CBLB612 Chemotherapy-induced Myelosuppression
Panacela

PRODUCT Indication	DISCOVERY	PRECLINICAL	PHASE I	PHASE II	PHASE III
MOBILAN Targeted Therapy of Prostate Cancer

Our product development efforts were initiated by discoveries related to apoptosis, a tightly regulated form of cell death that can occur in response to internal stresses or external events such as exposure to radiation or toxic chemicals. Apoptosis is a major determinant of the tissue damage that occurs in a variety of medical conditions involving ischemia, or temporary loss of blood flow, such as cerebral stroke, heart attack and acute renal failure. In addition, apoptotic loss of cells of the hematopoietic system and gastrointestinal tract is largely responsible for the acute lethality of high-dose radiation exposure. On the other hand, apoptosis is also an important protective mechanism that allows the body to eliminate defective cells such as those with cancer-forming potential.
We have developed novel strategies to target the molecular mechanisms controlling apoptotic cell death for therapeutic benefit. These strategies take advantage of the fact that tumor and normal cells respond to apoptosis-inducing stresses differently due to tumor-specific defects in cellular signaling pathways such as inactivation of p53 (a pro-apoptosis regulator) and constitutive activation of Nuclear Factor kappa-B ("NF-kB"), (a pro-survival regulator).
Thus, we designed two oppositely-directed general therapeutic concepts:

(a)
temporary and reversible suppression of apoptosis in normal cells to protect healthy tissues from stress-induced damage using compounds we categorize as Protectans, which include entolimod and CBLB612; and,

(b)
reactivation of apoptosis in tumor cells to eliminate cancer using compounds we categorize as Curaxins, which includes CBL0137, currently being developed by our former subsidiary, Incuron, LLC ("Incuron").

In recent years, our understanding of the mechanisms of actions underlying the activity of these compounds has grown substantially beyond the initial founding concepts around modulation of apoptosis.

Entolimod Biodefense Indication
Our most advanced Protectan product candidate is entolimod, an engineered derivative of the Salmonella flagellin protein that was designed to retain its specific TLR5-activating capacity while increasing its stability, reducing its immunogenicity and enabling high-yield production. We are developing entolimod for dual indications: (i) as a medical radiation countermeasure for prevention of death from ARS, which we refer to as a Biodefense Indication; and (ii) as an oncology immunotherapy (discussed in the following section).
The market for medical radiation countermeasures grew dramatically following the September 11, 2001 terrorist attacks and the subsequent use of anthrax in a biological attack in the U.S. Terrorist activities worldwide have continued in the intervening years and the possibility of chemical, biological, radiation and nuclear attacks continues to represent a perceived threat for governments world-wide. In addition to the U.S. government, which maintains a national stockpile of products for emergency use (the "National Stockpile"), we believe the potential markets for the sale of radiation countermeasures include U.S. federal, state and local governments, including defense and public health agencies; foreign governments; non-governmental organizations; multinational corporations; transportation and security companies; healthcare providers; and, nuclear power facilities.
Acute high-dose whole body or significant partial body radiation exposure induces massive apoptosis of cells of the hematopoietic system and gastrointestinal tract, which leads to ARS, a potentially fatal condition. The threat of ARS is primarily limited to emergency/defense scenarios and is significant given the possibility of nuclear/radiological accidents, warfare or terrorist incidents. The scale of possible exposure (number of people affected) has been estimated by the U.S. government to be in the range of 500,000 based on a modeled 10-kiloton device detonation in New York City. We believe the significant limitations of the two currently approved treatments to deal with such an event make entolimod a compelling product candidate. It is not feasible or ethical to test the efficacy of entolimod as a radiation countermeasure in humans. Therefore, we are developing entolimod under the FDA’s Animal Rule guidance (see “– Government Regulation – Animal Rule”). The Animal Rule authorizes the FDA to rely on data from animal studies to provide evidence of a product’s effectiveness under circumstances where there is a reasonably well-understood mechanism for the activity of the product. Under these requirements, and with the FDA’s prior agreement, medical countermeasures, like entolimod, may be approved for use in humans based on evidence of effectiveness derived from appropriate animal studies, evidence of safety derived from studies in humans and any additional supporting data.
We met with the FDA in July 2014 to present our human dose-conversion and to discuss our intent to submit a pre-EUA application. As a result of this meeting, the FDA agreed to accept a pre-EUA application for review, which was filed in the second quarter of

2015. If authorized by the FDA, pre-EUA status will allow entolimod to be sold into the National Stockpile and used under a state of emergency. Such authorization is not equivalent to full licensure through approval of a BLA, but precedes full licensure, and, importantly, would position entolimod for potential sales in advance of full licensure in the U.S. We further believe pre-EUA status will position us to explore sales opportunities with foreign governments.
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
Our clinical studies of entolimod in 150 healthy human subjects demonstrated the safety profile of entolimod and established the dose-dependent effect of entolimod on efficacy biomarkers in humans. In these studies, and in a Phase 1 oncology study in 26 patients with advanced cancer that was reported at ASCO in 2015, transient decrease in blood pressure and elevation of liver enzymes were observed along with transient mild to moderate flu-like syndrome. Such effects are the most common adverse events and they are linked to up-regulation of cytokines that are also biomarkers for efficacy.
The FDA has granted Fast Track status to entolimod (see “– Government Regulation – Fast Track Designation”) and Orphan Drug status for prevention of death following a potentially lethal dose of total body irradiation during or after a radiation disaster (see “– Government Regulation – Orphan Drug Designation”). In January 2016, the European Medicines Agency ("EMA"), granted entolimod Orphan Drug Designation for treatment of ARS (see “– Government Regulation - Orphan Drug Designation”).
Entolimod Oncology Indication
In addition to developing entolimod as a radiation countermeasure for prevention of death from ARS, we are also developing entolimod as an oncology immunotherapy. We believe that entolimod has the potential to treat cancer by activating the innate and adaptive immune response in patients. In preclinical studies, entolimod produced tissue-specific activation of innate immune responses via interaction with its receptor, TLR5, and the liver was identified as a primary mediator of entolimod activity. Entolimod has also been shown to have a direct cytotoxic effect on tumors expressing TLR5 in animal models. Evaluations of local administration of entolimod in organs expressing TLR5, such as the bladder, have also been performed in animal models.

We have completed a Phase 1 open-label, dose-escalation trial of entolimod in 26 patients with advanced cancer in the U.S. and data were presented at the 2015 annual meeting of ASCO on May 30, 2015. Twenty-six patients with previously treated metastatic cancers, including colorectal, non-small cell lung, anal and urothelial bladder tumors were enrolled in the study. Stable disease for more than 6 weeks was observed in 8 patients with various cancer types; among these, 3 patients (with anal, colorectal and urothelial cancers) had maintenance of stable disease for more than 12 weeks. Patients exhibited CD8+ T-cell activation with stable or decreased levels of myeloid-derived suppressive cells, accompanied by increased immunostimulatory cytokines (G-CSF, IL-6, and IL-8). The tolerability profile in patients with advanced cancer was similar to that observed in two previously conducted studies in 150 healthy volunteers receiving entolimod. As expected with activation of innate immune pathways, common adverse events were flu-like symptoms and fever, with some patients having transient, spontaneously resolving tachycardia, hypotension and hyperglycemia. Overall, treatment with entolimod was well tolerated. A small expansion study in Russia at the highest doses achieved in the US study was temporarily halted due to changes in the MPT development contract.
In February 2016, we announced the start of dosing in a new Phase 2 clinical study of the safety and tolerability of entolimod as a neo-adjuvant therapy in treatment-naïve patients with primary colorectal cancer who are recommended for surgery. This study is being conducted in Russia. Our goal is to accumulate additional clinical data regarding immune cell response to administrations of entolimod in order to guide future oncology development. This study is supported by the MPT development contract.
In October 2013, we received a 149 million ruble, matching funds development contract from MPT (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).
In February 2016, we announced the publication of studies elucidating immunotherapeutic mechanisms through which entolimod suppresses metastasis in Proceedings of the National Academy of Sciences of the United States of America ("PNAS"). The studies presented in the PNAS publication decipher the cascade of cell-signaling events that are triggered by entolimod activation of the TLR5 pathway in the liver. The data also define the functional roles of natural killer ("NK"), dendritic, and CD8+ T-cells in the drug’s activity as a suppressor of metastasis. The studies demonstrate that entolimod administration induces chemokines that attract

NK cells to the liver via a CXCR3-dependent mechanism. CXCR3 is a chemokine receptor that is highly expressed on both NK and effector T cells and plays an important role in cell trafficking to tissues. Once in the liver, NK cells, which are components of the innate immune system, engage an adaptive antitumor immune response through dendritic cell activation. This NK-to-dendritic cell interaction generates CD8+ T-cell-dependent antitumor memory that results in tumor rejection upon animal re-challenge with tumor. Importantly, localized antitumor effects in the liver combine with systemic responses that enable suppression of metastasis to the lung.
We have worldwide development and commercialization rights to entolimod.
CBLB612
CBLB612 is a proprietary compound based upon a natural activator of another tissue-specific component of the innate immune system, the TLR2/TLR6 heterodimeric receptor. CBLB612 is a pharmacologically optimized synthetic molecule that structurally mimics naturally occurring lipopeptides of Mycoplasma (a genus of parasitic bacteria) and activates NF-kB pro-survival and immunoregulatory signaling pathways via specific binding to TLR2 on a subset of body tissues and cell types that express this receptor. Preclinical studies have shown that CBLB612 stimulates white blood cell regeneration. More recent research indicates that stimulation of these toll-like receptors may also enhance anti-tumor efficacy. We believe an opportunity may exist for CBLB612 to offer a single-dose alternative to existing hematopoietic growth factors, such as filgrastim (Neupogen™), which comprises a multi-billion-dollar market in support of chemotherapy administration. Filgrastim modestly shortens the duration of chemotherapy-related neutropenia, but does not improve thrombocytopenia or anemia, and does not provide antitumor efficacy.
In July 2015, we reported the results of a Phase 1, single-center, blind, placebo-controlled, single ascending dose study in Russia evaluating the safety and tolerability of CBLB612 in healthy volunteers and measuring response of various hematopoietic stem and progenitor cell types in order to gain a preliminary estimate of the drug’s hematopoietic stem cell ("HSC") stimulatory efficacy. Analysis of data from the 56 healthy volunteers enrolled in the study indicates that single subcutaneous injections of CBLB612 in doses ranging from 0.5 to 4 micrograms were generally well-tolerated, with the 4 microgram dose identified as the max tolerated dose ("MTD"). Observed adverse events were typically mild or moderate in severity, transient, and related to the drug’s mechanism of action. Single injections of CBLB612 induced dose-dependent increases in absolute neutrophil counts lasting approximately 20 hours. Administrations of CBLB612 also resulted in rapid, dose-dependent increases of plasma levels of the specified cytokines. Cytokine levels returned to baseline levels several hours after administration of the drug.
In January 2016, we announced the start of dosing in a Phase 2, randomized, placebo-controlled clinical study of CBLB612 as myelosuppressive prophylaxis in patients with breast cancer receiving doxorubicin-cyclophosphamide chemotherapy. Objectives of the study include evaluation of the depth and duration of chemotherapy-induced neutropenia and thrombocytopenia, progenitor cell and reticulocyte mobilization, changes in plasma cytokines, and safety.
These Russian studies are supported by a 139 million ruble matching funds development contract that we received in July 2012 from MPT (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). We licensed CBLB612 to Zhejiang Hisun Pharmaceutical Co., Ltd. for the territories of China, Taiwan, Hong Kong and Macau. We have rest-of-world development and commercialization rights to CBLB612.
Mobilan
Mobilan is the lead product candidate of Panacela. Mobilan is a recombinant non-replicating adenovirus that directs expression of TLR5 and its agonistic ligand, a secretory non-glycosylated version of entolimod. In pre-clinical studies, delivery of Mobilan to tumor cells results in constitutive autocrine TLR5 signaling and strong activation of the innate immune system with subsequent development of adaptive anti-tumor immune responses. In March 2015, enrollment was opened in a Phase 1 multicenter, randomized, placebo-controlled, single-blinded study in Russian evaluating single injections of ascending doses of Mobilan administered directly into the prostate of patients with prostate cancer. This study is being performed under a 149 million ruble matching funds development contract that Panacela received in October 2013 from MPT (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Panacela holds worldwide development and commercialization rights to Mobilan. As of December 31, 2015, we owned 66.77% of Panacela.
CBL0137
CBL0137 is a small molecule with a multi-targeted mechanism of action that may be broadly useful for the treatment of many different types of cancer and is being developed by Incuron. During 2015 we sold our remaining equity interest in Incuron but retain a 2% royalty on (a) product sales of CBL0137, (b) consideration received by Incuron from a licensee or sublicensee, and

(c) consideration received in connection with the first change of control of Incuron. Incuron’s royalty obligations continue until April 29, 2025; however, Incuron has the right, exercisable any time before December 31, 2017, to buy-out its royalty obligations for a pre-agreed amount ranging from $1,500,000 to $6,000,000 depending on the time of exercise.
CBL0137 may offer greater efficacy and substantially lower risk for the development of drug resistance than conventional chemotherapeutic agents. CBL0137 inhibits NF-kB, Heat Shock Factor Protein-1 ("HSF-1"), and Hypoxia-inducible factor 1-alpha ("HIF1 alpha"); these are transcription factors that are important for the viability of many types of tumors. The drug also activates tumor suppressor protein p53 by modulating intracellular localization and activity of chromatin remodeling complex Facilitates Chromatin Transcription ("FACT"). CBL0137 has been shown to be efficacious in animal models of colon, lung, breast, renal, pancreatic, head and neck and prostate cancers; melanoma; glioblastoma; and neuroblastoma. It has also been shown to be efficacious in animal models of hematological cancers, including lymphoma, leukemia and multiple myeloma.
Incuron is currently enrolling patients with advanced, solid tumors into two Phase 1 studies, one in Russia evaluating the oral administration of CBL0137 and one in the U.S. evaluating the intravenous administration of CBL0137. These studies are designed to investigate the safety, pharmacokinetics, pharmacodynamics, and antitumor activity of CBL0137. Incuron is conducting these parallel evaluations of oral and intravenous routes of administration and continuous low-dose versus interrupted high-dose schedules to reduce the company’s developmental risk by fully characterizing the clinical pharmacology of CBL0137. In addition, the FDA has allowed Incuron’s investigational new drug application ("IND") for a Phase 1 dose escalating and cohort-expansion study of intravenous formulation of CBL0137 in previously treated patients with hematological cancers.
Incuron holds worldwide development and commercialization rights to CBL0137.
STRATEGIC PARTNERSHIPS
Since our inception, strategic alliances and collaborations have been integral to our business. We have exclusively licensed rights in each of our technologies from The Cleveland Clinic and RPCI and maintain innovative partnerships with each. We have also leveraged the experience, contacts and knowledge of our founders to engage financial partners in Russia. Through these partnerships we have collaborated with world-class scientists to develop our novel technologies and accessed non-traditional funding sources, including U.S. federal and foreign government contracts and project-oriented funding. We have received project-oriented funding from Rusnano through the formation of Panacela.
Both Panacela, as well as our wholly-owned subsidiary BioLab 612, maintain operations in Russia and benefit from programs supporting domestic pharmaceutical industry development in Russia.
The Cleveland Clinic
In July 2004, CBLI entered into an exclusive license agreement with The Cleveland Clinic ("The Cleveland Clinic License"), pursuant to which CBLI was granted an exclusive license to The Cleveland Clinic’s research base underlying our therapeutic platform. We amended The Cleveland Clinic License effective as of September 22, 2011, pursuant to which we were granted an exclusive license to The Cleveland Clinic’s research base underlying certain product candidates in development by Panacela ("Panacela Products"), including Mobilan and several earlier stage compounds that are not currently material to our business. In consideration for The Cleveland Clinic License, we agreed to issue The Cleveland Clinic common stock and make certain milestone, royalty and sublicense royalty payments as described below.
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

Milestone Description	For Products Limited to Biodefense Uses	For All Other Products (Maximum amount)*
For any IND filing for a product	$50,000	$50,000
For any product entering Phase II clinical trials or similar registration	100,000	250,000
For any product entering Phase III clinical trials	—	700,000
For any product license application, BLA or NDA Filing for a product**	350,000	1,500,000
Upon regulatory approval permitting any product to be sold to the commercial market	1,000,000	4,000,000

*
Maximum amounts listed for achievement of milestone in U.S. If milestones are reached in another country first, milestone payments will be prorated for certain products under the license based on the market size for the product in such country as that market relates to the then current U.S. market.

**	New Drug Application ("NDA")
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
Through December 31, 2015, CBLI had paid The Cleveland Clinic $150,000 for milestone payments on products limited to biodefense uses, and $400,000 for all other products.
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
In September 2011, Panacela entered into an agreement with RPCI (the "Panacela-RPCI License") to exclusively license from RPCI certain rights to the Panacela Products, including Mobilan and several earlier stage compounds that are not currently material to our business, and to non-exclusively license from RPCI certain know-how relating to the aforementioned product candidates for the limited purposes of research and development and regulatory, export and other government filings. Additionally, under the Panacela-RPCI License, Panacela has a right to exclusively license from RPCI (i) any technological improvements to the Panacela Products developed by RPCI before September 2016, and (ii) any technology jointly developed by Panacela and RPCI. In consideration for the Panacela-RPCI License, Panacela agreed to issue RPCI common stock and to make certain milestone, royalty and sublicense royalty payments as described below.
The Panacela-RPCI License requires milestone payments for developmental and regulatory milestones reached in the U.S. of up to approximately $2.5 million for each Panacela Product that achieves certain developmental and regulatory milestones. Additionally, Panacela will owe additional payments of up to approximately $275,000 for each other country where a licensed Panacela Product achieves similar milestones.

The Panacela-RPCI License requires royalty payments on net sales based on percentages in the low single digits. In addition, if Panacela sublicenses any of the licensed Panacela Products, Panacela will owe sublicensing fees ranging from 5% to 15% of any fees received from the sublicensee by Panacela or an affiliate depending upon whether or not an IND has been filed or final approval of the relevant NDA has been obtained for such licensed product.
As each patent covered by the Panacela-RPCI License expires, the license agreement will terminate as to such patent. In addition, the license agreement will terminate with respect to the licensed know-how after 20 years. RPCI may terminate the license upon a material breach by us, as specified in the agreement. However, we may avoid such termination if we cure the breach within 90 days of receipt of a termination notice (or 30 days if notice relates to non-payment of amounts due to RPCI). Panacela may terminate the license agreement in whole or as to any specific patent licensed under the agreement by giving at least 60 days written notice of such termination to RPCI. The agreement will, subject to certain exceptions, automatically terminate with respect to a licensed Panacela Product if Panacela fails to market, promote and otherwise exploit the licensed technology so that RPCI does not receive a royalty payment during any 12-month period after the first commercial sale of such licensed product.
We have also entered into a number of sponsored research agreements with RPCI pursuant to which both parties have sponsored research to be conducted by the other party. Under our sponsored research agreement with RPCI, title to any inventions under the agreement is determined in a manner substantially similar to U.S. patent law, and we have the option to license from RPCI, on an exclusive basis, the right to develop any inventions of RPCI (whether solely or jointly developed) under the agreement for commercial purposes. In addition, the sponsored research agreement may be terminated by one party if the other party becomes subject to bankruptcy or insolvency, the other party is debarred by the U.S. government or the other party breaches a material provision of the agreement and fails to cure such breach within 20 days of receiving written notice.
Under the sponsored research agreements with RPCI, we own any invention that is described in our research plan, co-own any inventions not described in our research plan that are made by Dr. Andrei Gudkov, and RPCI owns any other inventions not described in our research plan. We further have a right to exclusively license from RPCI any invention developed under such sponsored research agreements that are owned by RPCI. Such sponsored research agreements with RPCI expire in 2016, although we expect to enter into similar future arrangements.
We entered into an asset transfer and clinical trial agreement with RPCI for the conduct, by RPCI, of our Phase 1 clinical trial to evaluate the safety and pharmacokinetic profile of entolimod in patients with advanced cancers, which has now been largely completed.
Rusnano
In 2011, we formed Panacela with Rusnano to carry out a complete cycle of development and commercialization in Russia for the treatment of oncological, infectious or other diseases. We invested $3.0 million in Panacela preferred shares and warrants, and, together with certain third-party owners, assigned and/or exclusively licensed, as applicable, to Panacela worldwide development and commercialization rights to five preclinical product candidates in exchange for Panacela common shares. Rusnano invested $9.0 million in Panacela preferred shares and warrants. In 2013, Rusnano loaned Panacela $1.5 million through a convertible term loan (the "Panacela Loan"). In December of 2015, together with Rusnano, we recapitalized Panacela to fully retire the Panacela Loan and certain other trade payables. Rusnano maintained its ownership percentage in Panacela, while CBLI's ownership stake grew to 66.77%.
INTELLECTUAL PROPERTY
Our intellectual property consists of patents, trademarks, trade secrets and know-how. Our ability to compete effectively depends in large part on our ability to obtain patents for our technologies and products, maintain trade secrets, operate without infringing the rights of others and prevent others from infringing our proprietary rights. We will be able to protect our proprietary technologies from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents, or are effectively maintained as trade secrets. As a result, patents or other proprietary rights are an essential element of our business. Our patent portfolio includes patents and patent applications with claims directed to compositions of matter, pharmaceutical formulations and methods of use. Some of our issued patents, and the patents that may be issued based on our patent applications, may be eligible for patent life extension under the Drug Price Competition and Patent Term Restoration Act of 1984 in the U.S., supplementary protection certificates in the European Union ("E.U.") or similar mechanisms in other countries or territories. The following are the patent positions relating to our product candidates as of December 31, 2015.
In the U.S., we have 17 issued patents or allowed patent applications relating to our clinical-stage programs expiring on various dates between 2024 and 2032 as well as numerous pending patent applications and foreign counterpart patent filings which relate to our proprietary technologies. These patents and patent applications include claims directed to compositions of matter and methods of use.

We have 14 issued or allowed U.S. patents covering entolimod, which expire between 2024 and 2032. These patents include composition of matter claims, as well as method of use claims relating to our biodefense and oncology indications, reducing effects of chemotherapy, and treatment of reperfusion injuries. In addition, we have pending U.S. patent applications related to compositions of matter, oncology methods of use, and others biodefense methods, which, if issued, will expire between 2025 and 2036.
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
We have issued or allowed patents covering Mobilan and related agents, which expire in 2030 that cover a broad list of international territories including the U.S., E.U., Australia, Japan and Russia.  These patents include composition of matter and methods of use claims.
In addition, as of December 31, 2015, we had more than a hundred additional patents and patent applications filed worldwide. Any patents that may issue from our pending patent applications would expire between 2024 and 2036, excluding patent term extensions. These patents and patent applications disclose compositions of matter and methods of use.
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
RESEARCH AND DEVELOPMENT
As of December 31, 2015, our research and development group, including Russian-based personnel, consisted of 16 individuals. Our research and development focuses on management of outsourced preclinical research, clinical trials and manufacturing technologies. We invested $7.1 million, and $9.7 million in research and development in the years ended December 31, 2015, and 2014, respectively.
SALES AND MARKETING
We currently do not have marketing, sales or distribution capabilities. We do, however, currently have worldwide development and commercialization rights for products arising out of substantially all of our programs, as discussed above. In order to commercialize any of these drugs, if and when they are approved for sale, we will need to enter into partnerships for the commercialization of the approved product(s) or develop the necessary marketing, sales and distribution capabilities.
COMPETITION
The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and intense competition. This competition comes from both biotechnology and major pharmaceutical companies. Many of these companies have substantially greater financial, marketing and human resources than we do, including, in some cases, considerably more experience in clinical testing, manufacturing and marketing of pharmaceutical products. There are also academic institutions, governmental agencies and other research organizations that are conducting research in areas in which we are working. They may also develop products that may be competitive with our product candidates, either on their own or through collaborative efforts. We expect to encounter significant competition for any products we develop. Our product candidates’ competitive position among other biotechnology and biopharmaceutical companies will be based on, among other things, time to market, patent position, efficacy, safety, reliability, availability, patient convenience, ease of delivery, manufacturing cost and price. In these cases, we may not be able to commercialize our product candidates or achieve a competitive position in the market. This would adversely affect our business.
Specifically, the competition for entolimod and our other clinical-stage product candidates includes the following:
Entolimod Biodefense Indication
Product candidates for treatment of ARS face significant competition for U.S. government funding for both development and procurement of medical countermeasures and must satisfy government procurement requirements for biodefense products. Currently the only FDA-approved drugs for the treatment of ARS are filgrastim (Neupogen™) and peg-filgrastim (Neulasta™).

Filgrastim (granulocyte colony-stimulating factor (“GCS-F”) and peg-filgrastim (PEGylated form of GCS-F) stimulate neutrophils and may reduce infection related to ARS. Unlike entolimod, these drugs do not improve platelet count or lessen bleeding, or gastrointestinal dysfunction due to ARS. In label-supporting survival studies, filgrastim and peg-filgrastim were administered repeatedly and treatment was accompanied by laboratory monitoring and required intensive supportive care (including platelet transfusions).  By contrast, entolimod survival studies included only a single injection, without any intensive medical support, which we believe makes it significantly more suitable for use in a mass-casualty situation. However, we are aware of a number of companies also developing radiation countermeasures to treat the effects of ARS including: Aeolus Pharmaceuticals, Araim Pharmaceuticals, Inc., Cellerant Therapeutics, Inc., Humanetics Corporation, Neumedicines, Inc., Onconova Therapeutics, Inc., Pluristem Therapeutics, Inc, RxBio, Inc., Soligenix, Inc., and the University of Arkansas Medical Sciences Centers. Although their approaches to treatment of ARS are different, we compete with these companies for U.S. government development funding and may ultimately compete with them for U.S. and foreign government purchase and stockpiling of radiation countermeasures. Additionally, our ability to sell to the government also can be influenced by competition from other products, such as filgrastim, which was purchased by the U.S. government for use as a radiation countermeasure in 2013.
Entolimod Oncology Program
Immunotherapies are major drivers of commercial growth in cancer therapy and constitute the primary competition for a potential immunotherapeutic agent like entolimod. Examples of marketed drugs in these categories include: pembrolizumab (Keytruda™) (Merck) for advanced melanoma, nivolumab (Opdivo™) (Bristol-Myers Squibb Company) for advanced melanoma and metastatic squamous non-small cell lung cancer, ipilimumab (Yervoy™) (Bristol-Myers Squibb) for advanced melanoma, and Bacillus Calmette-Guerin ("BCG") (TheraCys®, TICE® BCG) (Sanofi Pasteur, Merck) for non-muscle-invasive bladder cancer. These drugs may be appropriate combination partners for entolimod in the appropriate treatment settings. However, these drugs may also be competitors for entolimod market share in the treatment of various tumor types.
CBLB612
Mitigation of chemotherapy-induced myelosuppression is a multi-billion-dollar commercial category within oncology. Filgrastim, (Neupogen®) (Amgen), and peg-filgrastim (Neulasta®) (Amgen), or various biosimilar versions of these drugs, are the current standards for treatment of this condition. These drugs modestly ameliorate chemotherapy-related neutropenia, but do not improve thrombocytopenia, or have antitumor efficacy. CBLB612 may offer improvements in neutrophil, and platelet counts and may also offer the potential for antitumor effects. Thus, CBLB612 may have advantages relative to these other drugs. However, filgrastim and peg filgrastim are well established as neutrophil support factors in patients with cancer undergoing myelosuppressive chemotherapy.
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
U.S. Drug Development Process
In the U.S., the FDA regulates drugs and drug testing under the Federal Food, Drug, and Cosmetic Act and in the case of biologics, also under the Public Health Service Act. Our product candidates must follow processes consistent with these legislations before they may be marketed in the U.S.:

•	preclinical laboratory and animal tests performed in compliance with current GLPs;

•	development of manufacturing processes which conform to current Good Manufacturing Practices, or ("GMPs");

•	submission and acceptance of an IND application which must become effective before human clinical trials may begin;

•
performance of adequate and well-controlled human clinical trials in compliance with current Good Clinical Practices ("GCPs"), to establish the safety and efficacy of the proposed drug for its intended use; or in the case of entolimod for reducing the risk of death following exposure to potentially lethal radiation, we are required to perform pivotal animal studies in compliance with GLP and some aspects of GCP to establish efficacy; and

•	submission to and review and approval by the FDA of a NDA or BLA prior to any commercial sale or shipment of a product; or in the case of entolimod a pre-EUA prior to sales to the National Stockpile.
Nonclinical testing. Nonclinical testing includes laboratory evaluation of a product candidate, its chemistry, formulation, safety and stability, as well as animal studies to assess the potential safety and efficacy of the product candidate. The conduct of the nonclinical tests must comply with federal regulations and requirements including cGMP and GLP. Prior to the initiation of GLP animal studies, including our pivotal studies for development of entolimod under the Animal Rule, an Institutional Animal Care and Use Committee ("IACUC"), at each testing site must review and approve each study protocol and any amendments thereto.
We must submit to the FDA the results of nonclinical studies, which may include laboratory evaluations and animal studies, together with manufacturing information and analytical data, and the proposed clinical protocol for the first clinical trial of the drug as part of an IND. An IND is a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to the interstate shipment and administration of any new drug that is not the subject of an approved pre-EUA, NDA or BLA. Nonclinical tests and studies can take several years to complete, and despite completion of those tests and studies, the FDA may not permit clinical testing to begin.
The IND process. The FDA requires a 30-day waiting period after the submission of an IND application before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period or at any time thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a “clinical hold” that may affect one or more specific studies or all studies conducted under the IND. In the case of a clinical hold, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials placed on hold can begin or continue. The IND application process may be extremely costly and could substantially delay development of our products. Moreover, positive results of preclinical animal tests do not necessarily indicate positive results in clinical trials.
Prior to the initiation of each clinical study, the corresponding clinical protocol must be submitted to the IND and to an independent Institutional Review Board ("IRB"), at each medical site proposing to conduct the clinical trial. The IRB must review and approve each study protocol, and any amendments thereto, and study subjects must sign an informed consent. Protocols include, among other things, the objectives of the study, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor patient safety. Progress reports of work performed in support of IND studies must be submitted at least annually to the FDA. Reports of serious, unexpected and related adverse events must be submitted to the FDA and the investigators in a timely manner.
Clinical trials. Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1: The drug is introduced into healthy human subjects or patients with advanced disease (in the case of certain inherently toxic products for severe or life-threatening diseases such as cancer) and tested for safety, dosage tolerance, absorption, distribution, metabolism and excretion;

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

We cannot be certain that we will successfully complete any phase of clinical testing of our product candidates within any specific time period, if at all. Clinical testing must meet the requirements of IRB oversight, informed consent and GCP. The FDA, the sponsor, or the IRB at each institution at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the participants are being exposed to an unacceptable health risk.
During the development of a new drug, sponsors are given an opportunity to meet with the FDA at certain points. These meetings typically occur prior to submission of an IND, at the end of Phases 1 and 2 and before NDA or BLA submission. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and FDA to reach agreement on the next phase of development. Sponsors typically use the end-of-Phase 2 meeting to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial that they believe will support approval of the new drug.
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
Upon submission of an NDA or BLA, the FDA will make a threshold determination of whether the application is sufficiently complete to permit review, and, if not, will issue a refuse-to-file letter. If the application is accepted for filing, the FDA will attempt to review and take action on the application in accordance with performance goal commitments the FDA has made in connection with the prescription drug user fee law in effect at that time. Current timing commitments under the user fee law vary depending on whether an NDA or BLA is for a priority drug or not, and in any event are not a guarantee that an application will be approved or even acted upon by any specific deadline. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA or BLA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee. The FDA may deny or delay approval of applications that do not meet applicable regulatory criteria or if the FDA determines that the data do not adequately establish the safety and efficacy of the drug. In addition, the FDA may approve a product candidate subject to the completion of post-marketing studies, commonly referred to as Phase 4 trials, to monitor the effect of the approved product. The FDA may also grant approval with restrictive product labeling, or may impose other restrictions on marketing or distribution such as the adoption of a Risk Evaluation and Mitigation Strategies ("REMS"). The FDA has broad post-market regulatory and enforcement powers, including the ability to issue warning letters, levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals.
Manufacturing and post-marketing requirements. If approved, a pharmaceutical may only be marketed in the dosage forms and for the indications approved in the NDA or BLA, as applicable. Special requirements also apply to any samples that are distributed in accordance with the Prescription Drug Marketing Act. The manufacturers of approved products and their manufacturing facilities are subject to continual review and periodic inspections by the FDA and other authorities where applicable, and must comply with ongoing requirements, including the FDA’s GMP requirements. Once the FDA approves a product, a manufacturer must provide certain updated safety and efficacy information, submit copies of promotional materials to the FDA, and make certain other required reports. Product and labeling changes, as well as certain changes in a manufacturing process or facility or other post-approval changes, may necessitate additional FDA review and approval. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as untitled letters, warning letters, suspension of manufacturing, seizure of product, voluntary recall of a product, injunctive action or possible criminal or civil penalties. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval. Because we intend to contract with third parties for manufacturing of our products, our ability to control third party compliance with FDA requirements will be limited to contractual remedies and rights of inspection. Failure of third party manufacturers to comply with GMP or other FDA requirements applicable to our products may result in, among other things, total or partial suspension of production, failure of the government to grant approval for marketing, and withdrawal, suspension, or revocation of marketing approvals. With respect to post-market product advertising and promotion, the FDA imposes a number of complex regulations on entities that advertise and promote pharmaceuticals, which include, among others, standards for direct-to-consumer advertising, promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the Internet. Failure to comply with FDA requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.

The FDA’s policies may change, and additional government regulations may be enacted which could prevent or delay regulatory approval of our potential products. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.
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
We intend to utilize the Animal Rule in seeking marketing approval for entolimod as a medical radiation countermeasure because we cannot ethically expose humans to lethal doses of radiation. Other countries may not at this time have established criteria for review and approval of these types of products outside their normal review process, i.e. there is no “Animal Rule” equivalent in countries other than the U.S., but some may have similar policy objectives in place for these product candidates. Given the nature of nuclear and radiological threats, we do not believe that the lack of established criteria for review and approval of these types of products in other countries will significantly inhibit us from pursuing sales of entolimod to foreign countries.
All data obtained from the pre-clinical studies and clinical trials of entolimod, in addition to detailed information on the manufacture and composition of the product, would be submitted in a BLA to the FDA for review and approval for the manufacture, marketing and commercial shipment of entolimod.
Emergency Use Authorization
The Commissioner of the FDA, under delegated authority from the Secretary of the U.S. Department of Health and Human Services ("DHHS"), may, under certain circumstances, issue an Emergency Use Authorization ("EUA"), that would permit the use of an unapproved drug product or unapproved use of an approved drug product. Before an EUA may be issued, the Secretary must declare an emergency based on one of the following grounds:

•
a determination by the Secretary of Department of Homeland Security that there is a domestic emergency, or a significant potential for a domestic emergency, involving a heightened risk of attack with a specified biological, chemical, radiological or nuclear agent or agents;

•
a determination by the Secretary of the DoD that there is a military emergency, or a significant potential for a military emergency, involving a heightened risk to U.S. military forces of attack with a specified biological, chemical, radiological or nuclear agent or agents; or

•
a determination by the Secretary of DHHS of a public health emergency that effects, or has the significant potential to effect, national security and that involves a specified biological, chemical, radiological or nuclear agent or agents, or a specified disease or condition that may be attributable to such agent or agent.

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
We met with the FDA in July 2014 to present our human dose-conversion and our intent to submit a pre-EUA for entolimod. As a result of this meeting, the FDA confirmed that our existing efficacy and safety data and animal-to-human dose conversion were sufficient to proceed with a pre-EUA submission and agreed to accept a pre-EUA for review. We submitted a pre-EUA in the second quarter of 2015 in order to inform and expedite the FDA’s issuance of an EUA, should one become necessary in the event of an emergency. The FDA does not have review deadlines with respect to pre-EUA submissions. Additionally, there is no guarantee that the FDA will agree that entolimod meets the criteria for EUA, or, if they do agree, that such agreement by the FDA will lead to procurement by the U.S. or other governments or further development funding.
Public Readiness and Emergency Preparedness Act
The Public Readiness and Emergency Preparedness Act ("PREP") Act, provides immunity for manufacturers from all claims under state or federal law for “loss” arising out of the administration or use of a “covered countermeasure.” However, injured persons may still bring a suit for “willful misconduct” against the manufacturer under some circumstances. “Covered countermeasures” include security countermeasures and “qualified pandemic or epidemic products”, including products intended to diagnose or treat pandemic or epidemic disease, such as pandemic vaccines, as well as treatments intended to address conditions caused by such products. For these immunities to apply, the Secretary of DHHS must issue a declaration in cases of public health emergency or “credible risk” of a future public health emergency. Since 2007, the Secretary of DHHS has issued nine declarations and seven amendments under the PREP Act to protect countermeasures that are necessary to prepare the nation for potential pandemics or epidemics from liability.
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
Orphan Drug Designation
Entolimod has been granted Orphan Drug designation by the FDA for prevention of death following a potentially lethal dose of total body irradiation. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition which is defined as one affecting fewer than 200,000 individuals in the U.S. or more than 200,000 individuals where there is no reasonable expectation that the product development cost will be recovered from product sales in the U.S. Orphan Drug designation must be requested before submitting an NDA or BLA and does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
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

Entolimod has been granted Orphan Drug Designation in the E.U. As in the U.S., the E.U. may grant orphan drug status for specific indications if the request is made before an application for marketing authorization is made. The E.U. considers an orphan medicinal product to be one that affects less than five of every 10,000 people in the E.U. A company whose application for orphan drug designation in the E.U. is approved is eligible to receive, among other benefits, regulatory assistance in preparing the marketing application, protocol assistance and reduced application fees. Orphan drugs in the E.U. also enjoy economic and marketing benefits, including up to ten years of market exclusivity for the approved indication, unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan designated product.
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
Our Russian activities are regulated by the Ministry of Health of the Russian Federation ("Minzdrav"). This federal executive authority is responsible for developing state policies as well as normative and legal regulations in the healthcare and pharmaceutical industries, including policies and regulations regarding the quality, efficacy and safety of pharmaceutical products.
In addition, the Federal Service on Surveillance in Healthcare and Social Development of the Russian Federation ("Roszdravnadzor") is the executive authority subordinated to Minzdrav, which, among other things, (i) performs control and surveillance of certain activities, including preclinical and clinical trials, and monitors compliance with the state standards for medical products and pharmaceutical activities; (ii) issues licenses for the manufacture of drug products and pharmaceutical activities; (iii) grants allowance for clinical trials, use of new medical technologies and import and export of medical products, including import of products for use in clinical trials; and (iv) reviews and grants or denies registrations of medical products for sale in Russia.
The principal statute that governs our activities in Russia is the Federal Law No. 61-FZ “On Medicine Circulation” of April 12, 2010 (as amended). This law regulates the research, development, testing, preclinical and clinical studies, state registration, quality control, manufacture, storage, transporting, export and import, licensing, advertisement, sale, transfer, utilization and destruction of medical products within Russia, among other things. All medical products must be registered in Russia and comply with stringent safety and quality controls and testing.
In addition, our activities are subject to a number of other Russian laws, regulations and orders relating to the drug development activities, taxation, corporate governance, employment and other areas. In particular, the incorporation, corporate governance, shareholders rights and contractual matters related to our Russian subsidiaries and joint ventures are governed by the Civil Code of the Russian Federation and the Federal Law No. 14-FZ “On Limited Liability Companies” of February 8, 1998 (as amended). In accordance with this legislation we must comply with certain shareholders’ and board of directors’ approval requirements, including those applicable to major and interested party transactions.
Also, pursuant to the Russian Labor Code, our Russian subsidiaries and joint ventures must enter into employment contracts with each employee, afford them at least 28 days paid vacation period, limit the working week to 40 hours per week and follow the code’s specific procedures in case of employment termination.
EMPLOYEES
As of February 12, 2016, CBLI and its consolidated subsidiaries had 27 employees, 17 of whom are located in the U.S. and 10 of whom are located outside of the U.S. Of these employees, 16 were employed on a full-time basis and 11 were employed on a part-time basis.
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
Since our inception, most of our resources have been dedicated to pre-clinical and clinical research and development ("R&D") of our product candidates. In particular, we are currently developing several product candidates, each of which will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future in the development of these product candidates. These expenditures will include costs associated with pre-clinical and clinical R&D, obtaining regulatory approvals, product manufacturing, corporate administration, and marketing and selling for approved products. In addition, other unanticipated costs may arise. As of December 31, 2015, our cash, cash equivalents and short-term investments amounted to $19.6 million. We believe that our existing cash, cash equivalents, and marketable securities will allow us to fund our operating plan for at least the next 12 months.
Because the outcome and timing of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts of capital necessary to successfully complete the development and commercialization of our product candidates. Our future capital requirements depend on many factors, including:

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
When our available cash and cash equivalents become insufficient to satisfy our liquidity requirements, or if and when we identify additional opportunities to do so, we will likely seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through additional credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stockholders and could contain covenants that would restrict our operations. Furthermore, any funds raised through collaboration and licensing arrangements with third parties may require us to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. In any such event, our business prospects, financial condition and results of operations could be materially, adversely affected.
We may require additional capital beyond our currently forecasted amounts and additional funds may not be available when we need them, on terms that are acceptable to us, or at all. In particular, a decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. If we fail to raise sufficient additional financing, on terms and dates acceptable to us, we may not be able to continue our operations and the development of our product candidates, our patent licenses may be terminated, and we may be required to reduce staff, reduce or eliminate research and development, slow the development of our product candidates, outsource or eliminate several business functions or shut down operations.
We have a history of operating losses. We expect to continue to incur losses and may not continue as a going concern.
We have incurred significant losses to date. We reported net losses of approximately $(13.0) million, and $0.0 million million for the years ended December 31, 2015, and 2014, respectively. However, were it not for a one-time, non-cash gain of $14.2 million associated with the deconsolidation of Incuron, we would have incurred a net loss of approximately $(14.2) million for the year ended December 31, 2014. We expect significant losses to continue for the next few years as we spend substantial sums on the continued R&D of our proprietary product candidates, and there is no certainty that we will ever become profitable as a result of these expenditures. As a result of losses that will continue throughout our development stage, we may exhaust our financial resources and be unable to complete the development of our product candidates.
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
As of December 31, 2015, we had federal net operating loss carryforwards ("NOLs"), of $128.7 million to offset future taxable income, which begin to expire if not utilized by 2023, and approximately $3.8 million of federal tax credit carryforwards which begin to expire if not utilized by 2024. The Company also has U.S. state net operating loss carryforwards of approximately $118.1 million, which begin to expire if not utilized by 2027 and state tax credit carryforwards of approximately $0.3 million, which begin to expire if not utilized by 2022.
The purchase of 6,459,948 shares of common stock by Mr. Davidovich yielded a post-transaction ownership percentage of 60.2% for him. We believe it highly likely that this transaction will be viewed by the U.S. Internal Revenue Service as a change of ownership as defined by Section 382 of the Internal Revenue Code ("Section 382"). Consequently, the utilization of these NOL and tax credit carryforwards, as well as any additional NOL and tax credit carryforwards generated in 2015 through the issuance date of July 9, 2015, will be limited according to the provisions of Section 382, which could significantly limit the Company’s ability to use these carryforwards to offset taxable income on an annual basis in future periods. As such, a significant portion of these carryforwards could expire before they can be utilized, even if the Company is able to generate taxable income that, except for this transaction, would have been sufficient to fully utilize these carry forwards.
RISKS RELATED TO PRODUCT DEVELOPMENT
We may not be able to successfully and timely develop our products.
Our product candidates range from ones currently in the research stage to ones currently in the clinical stage of development and all require further testing to determine their technical and commercial viability. Our success will depend on our ability to achieve scientific, clinical and technological advances and to translate such advances into reliable, commercially competitive products in a timely manner. In addition, the success of our subsidiaries will depend on their ability to meet developmental milestones in a timely manner or to fulfill certain other development requirements under contractual agreements, which are pre-requisites to their receipt of additional funding from their non-controlling interest holders or the government agency funding their R&D efforts. Products that we may develop are not likely to be commercially available for several years. The proposed development schedules for our products may be affected by a variety of factors, including, among others, technological difficulties, proprietary technology of others, the government approval process, the availability of funds, disagreements with the financial partners in our subsidiaries, and changes in government regulation, many of which will not be within our control. Any delay in the development, introduction or marketing of our products could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects and the unproven technology involved, we may not be able to successfully complete the development or marketing of any products.

We may fail to develop and commercialize some or all of our products successfully or in a timely manner because:

•	pre-clinical or clinical study results may show the product to be less effective than desired (e.g., a study may fail to meet its primary objectives) or to have harmful or problematic side effects;

•
we fail to receive the necessary regulatory approvals or there may be a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies, length of time to achieve study endpoints, additional time requirements for data analysis or pre-EUA, NDA or BLA preparation, discussions with the FDA and other regulatory agencies, and their request for additional pre-clinical or clinical data or unexpected safety or manufacturing issues;

•	we fail to receive funding necessary for the development of one or more of our products;

•	they fail to conform to a changing standard of care for the diseases they seek to treat;

•	they are less effective or more expensive than current or alternative treatment methods;

•	the economic feasibility of the product is not attainable due to high manufacturing costs, pricing or reimbursement issues, or other factors;

•	one or more of our financial partners in our subsidiaries and us do not agree on the development strategy of our products;

•	proprietary rights of others and their competing products and technologies may prevent our product from being commercialized.
Our collaborative relationships with third parties could cause us to expend significant resources and incur substantial business risk with no assurance of financial return.
We anticipate substantial reliance upon strategic collaborations for marketing and commercialization of our product candidates and we may rely even more on strategic collaborations for R&D of our product candidates. Our business depends on our ability to sell drugs to both government agencies and to the general pharmaceutical market. Offering entolimod for its biodefense indication to government agencies may require us to develop new sales, marketing or distribution capabilities beyond those already existing in the Company and we may not be successful in selling entolimod for its biodefense indication in the U.S. or in foreign countries despite our efforts. Selling oncology drugs will require a more significant infrastructure. We plan to sell oncology drugs through strategic partnerships with pharmaceutical companies. If we are unable to establish or manage such strategic collaborations on terms favorable to us in the future, our revenue and drug development may be limited. To date, we have not entered into any strategic collaboration with a third party capable of providing these services and we can make no guarantee that we will be able to enter into a strategic collaboration in the future. In addition, we have not yet marketed or sold any of our product candidates or entered into successful collaborations for these services in order to ultimately commercialize our product candidates. We also rely on third party collaborations with our manufacturers. Manufacturers producing our product candidates must follow GMP regulations enforced by the FDA and foreign equivalents.
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
Before obtaining required regulatory approvals for the commercial sale of any of our product candidates, we must conduct extensive pre-clinical and clinical studies to demonstrate that our product candidates are safe and clinical or pivotal animal trials to demonstrate that our product candidates are efficacious. And for entolimod's biodefense indication we must demonstrate a logical dosing correlation between animals and humans. These R&D activities are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials or animal efficacy studies will be successful and interim results of a clinical trial or animal efficacy study do not necessarily predict final results. In addition, we will likely outsource all or part of individual R&D activities and may not successfully or promptly finalize agreements for the conduct of these activities. Consequently, delays in completion of contracted activities may result. In addition, we are seeking final FDA agreement on the scope and design of our pivotal animal efficacy and human safety program for an entolimod biodefense BLA. Delay in agreement with the FDA on this program will delay conduct of the pivotal animal efficacy and human safety studies.
Engagement of contract research organizations ("CROs"), study investigators, and other third parties for clinical or animal testing or data management services, for example, transfers substantial responsibilities to these parties. As such we are dependent on these parties to timely execute their contracted work in a quality manner that complies with relevant standards and regulations such as GLPs. Failure of these parties to deliver timely and quality services could result in delays in, or termination of, contracted R&D activities. For example, if any of our clinical trial sites fail to comply with GCPs or our pivotal animal studies fail to comply with GLP regulations we may be unable to use the data generated. Consequently, if contracted CROs or other third parties do not properly execute their duties or fail to meet expected deadlines, our research activities may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for or successfully commercialize our product candidates.
Our pivotal nonclinical and clinical trial operations are subject to regulatory inspections at any time. If regulatory inspectors conclude that we or our trial sites are not in compliance with applicable regulatory requirements for conducting such trials, we or they may receive warning letters or other correspondence detailing deficiencies and we will be required to implement corrective actions. If regulatory agencies deem our responses to be inadequate, or are dissatisfied with the corrective actions that we or our clinical trial sites have implemented, our clinical trials may be temporarily or permanently discontinued, we may be fined, we or our investigators may be the subject of an enforcement action, the government may refuse to approve our marketing applications or allow us to manufacture or market our products or we may be criminally prosecuted.
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
Panacela has a significant non-controlling interest holder and, as such, may not be operated solely for our benefit.
As of December 31, 2015, we owned 66.77% of the equity interests in Panacela. Rusnano, a fund regulated by the Russian government, is a significant shareholder along with other minority shareholders. As such, we share ownership and management of Panacela with other parties who may not have the same goals, strategies, priorities or resources as we do.
Both we and Rusnano have certain rights, including the right to designate board members and the need for either supermajority votes or consent of all members of Panacela’s board of directors in order to take certain actions. Additionally, the right to transfer ownership is restricted by rights of first refusal, tag along and drag along rights. Consequently, if a co-owner sells their equity interest to a new party, the new party may adversely affect the operation of Panacela. These restrictions lead to organizational formalities that may be time-consuming. In addition, the benefits from a successful product development effort are shared among the co-owners.
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
To date, our product candidates have only been manufactured in quantities sufficient for pre-clinical studies and initial clinical trials. We rely on a single collaborator for production of each of our product candidates. For a variety of reasons, dependence on any single manufacturer may adversely affect our ability to develop and commercialize our product candidates in a timely and competitive manner. In addition, our current contractual arrangements alone may not be sufficient to guarantee that we will be able to procure the needed supplies as we complete clinical development and/or enter commercialization.
Additionally, in connection with our application for commercial approvals and if any product candidate is approved by the FDA or other regulatory agencies for commercial sale, we will need to procure commercial quantities of the product candidate from qualified third-party manufacturers. We may not be able to contract for increased manufacturing capacity for any of our product candidates in a timely or economic manner or at all. A significant scale-up in manufacturing may require additional validation studies and commensurate financial investments by the contract manufacturers. If we are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage of supply, which could limit our sales and could initiate regulatory intervention to minimize public health risk.
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

•
contract manufacturers are subject to ongoing periodic, unannounced inspection by the FDA and state and foreign agencies or their designees to ensure strict compliance with GMPs and other governmental regulations and corresponding foreign standards. We do not have control over compliance by our contract manufacturers with these regulations and standards. Our contract manufacturers may not be able to comply with GMPs and other FDA requirements or other regulatory requirements outside the U.S. Failure of contract manufacturers to comply with applicable regulations could result in delays, suspensions or withdrawal of approvals, seizures or recalls of product candidates and operating restrictions, any of which could significantly and adversely affect our business; and

•
contract manufacturers may breach the manufacturing agreements that we have with them because of factors beyond our control or may terminate or fail to renew a manufacturing agreement based on their own business priorities at a time that is costly or inconvenient to us.

Changes to the manufacturing process during the conduct of clinical trials or after marketing approval also require regulatory submissions and the demonstration to the FDA or other regulatory authorities that the product manufactured under the new conditions complies with GMPs requirements. These requirements especially apply to moving manufacturing functions to another facility. In each phase of investigation, sufficient information about changes in the manufacturing process must be submitted to the regulatory authorities and may require prior approval before implementation with the potential of substantial delay or the inability to implement the requested changes.
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
In addition, we expect to rely on the FDA Animal Rule to obtain approval for entolimod’s biodefense indication in the U.S. The Animal Rule permits the use of animal efficacy studies together with human clinical safety trials to support an application for marketing approval of products when human efficacy studies are neither ethical nor feasible. These regulations have limited prior use and we have limited experience in the application of these rules to the product candidates that we are developing. Additionally, we submitted an application with the FDA for pre-EUA in the second quarter of 2015, so that entolimod may be used in an emergency situation. We cannot guarantee that the FDA will review the data submitted in a timely manner, or that the FDA will accept the data when reviewed. The FDA may decide that our data are insufficient for pre-EUA or BLA approval and require additional pre-clinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products. If we are not successful in completing the development, licensure and commercialization of entolimod for its biodefense indication, or if we are significantly delayed in doing so, our business will be materially harmed.
The receipt of FDA approval may be delayed for reasons other than the results of pre-clinical studies and clinical trials. For example, in 2011, the IND application for entolimod’s biodefense indication was transferred within the FDA from the Division of Biologic Oncology Products ("DBOP"), to the Division of Medical Imaging Products ("DMIP"). As a result of this transfer, we requested and participated in nine meetings with DMIP during 2011-2014 to review the product mechanisms of action, safety profile and preliminary estimation of an effective human dose. In 2013, DMIP agreed on the scope and design of the proposed pivotal animal efficacy program and has acknowledged that specific cytokines do play an important role in entolimod’s mechanism of action and, as such, can be used as biomarkers for animal-to-human dose-conversion. There can be no guarantee that we will reach a satisfactory agreement in a timely manner, or at all, or that DMIP will not request any additional information related to our pre-clinical, clinical or manufacturing programs.
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
We intend to market our product candidates, including specifically the product candidates being developed by our Russian subsidiaries, in the U.S., Russia and other countries and regulatory jurisdictions. In order to market our product candidates in the U.S., Russia and other jurisdictions, we must obtain separate regulatory approvals in each of these countries and territories. The procedures and requirements for obtaining marketing approval vary among countries and regulatory jurisdictions and may involve additional clinical trials or other tests. In addition, we do not have in-house experience and expertise regarding the procedures and requirements to file for and obtain marketing approval for drugs in countries outside of the U.S., Europe and Japan and may need to engage and rely upon expertise of third parties when we file for marketing approval in countries outside of the U.S., Europe and Japan. Also, the time required to obtain approval in markets outside of the U.S. may differ from that required to obtain FDA approval, while still including all of the risks associated with obtaining FDA approval. We may not be able to obtain all of the desirable or necessary regulatory approvals on a timely basis, if at all. Approval by a regulatory authority in a particular country or regulatory jurisdiction, such as the FDA in the U.S. or the EMA in the E.U., does not ensure approval by a regulatory authority in another country.
We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our product candidates in any or all of the countries or regulatory jurisdictions in which we desire to market our product candidates. At this time, other countries do not have an equivalent to the Animal Rule and, as a result, such countries do not have established criteria for review and approval for this type of product outside their normal review process. Specifically, because such other countries do not have an equivalent to the Animal Rule, we may not be able to file for or receive regulatory approvals for entolimod’s biodefense indication outside the U.S. based on our animal efficacy and human safety data.
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
The pre-EUA submission we made to the FDA in the second quarter of 2015 may not be successful and, even if such submission is successful, it may not accelerate BLA approval of entolimod or result in any purchase by the U.S. government for this product.
In July 2014, we met with the FDA regarding human dose-conversion of entolimod and based on the results of that meeting, we submitted a pre-EUA dossier in the second quarter of 2015 in order to inform and expedite the FDA’s issuance of an EUA, should one become necessary in the event of an emergency. The FDA does not have review deadlines with respect to pre-EUA submissions and, therefore, the timing of any approval of a pre-EUA submission is uncertain. If we submit a pre-EUA, the FDA may decide not to accept the data or may decide that our data are insufficient for pre-EUA. The FDA may require additional CMC, pre-clinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products. Additionally, an authorization of our pre-EUA submission will not guarantee, and may not accelerate, BLA approval of entolimod as a radiation countermeasure. Further, even if our pre-EUA submission is authorized, there is no guarantee that such authorization will lead to procurement by the U.S. or other governments or any additional development funding as it is possible that the U.S. or other government may not be interested in our product or our proposed terms of sale for any number of reasons including, but not limited to, lack of available funding, potential lack of government co-sponsorship of our pre-EUA, perceptions about the safety and effectiveness of entolimod, the storage requirements for entolimod or one of our competitors receiving pre-EUA authorization for their product. If we are not successful in partnering entolimod or completing the development, licensure and commercialization of entolimod for its biodefense indication use, or if we are significantly delayed in doing so, our business may be materially harmed.
Even if our drug candidates obtain regulatory approval, we will be subject to on-going government regulation.
Even if our drug candidates obtain regulatory approval, our products will be subject to continuing regulation by international health authorities, including record keeping requirements, submitting periodic reports, reporting of any adverse experiences with the product and complying with Risk Evaluation and Mitigation Strategies and drug sampling and distribution requirements. In addition, updated safety and efficacy information must be maintained and provided to the authorities. We or our collaborative partners, if any, must comply with requirements concerning advertising and promotional labeling, including the prohibition against promoting non-approved or “off-label” indications or products. Failure to comply with these requirements could result in significant enforcement action by the international health authorities, including warning letters, orders to pull the promotional materials and substantial fines.
After the approval of a product, the discovery of problems with a product or its class, or the failure to comply with requirements may result in restrictions on a product, manufacturer or holder of an approved marketing application. These include withdrawal or recall of the product from the market or other voluntary or regulatory agency-initiated action that could delay or prevent further marketing. Newly discovered or developed safety or effectiveness data, including from other products in a therapeutic class, may require changes to a product’s approved labeling, including the addition of new warnings and contraindications. Also, the FDA and other international health authorities is likely to require post-market clinical testing of products approved under the Animal Rule or similar regulations at the time of a declared emergency and may require post-market clinical testing of other products. They may also require surveillance to monitor the product’s safety or efficacy to evaluate long-term effects. It is also possible that rare but serious adverse events not seen in our drug candidates may be identified after marketing approval. This could result in withdrawal of our product from the market.
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
In September 2015, we announced the grant of two awards from DoD, totaling approximately $15.8 million for advanced development of entolimod as a medical radiation countermeasure. These awards will be earned as the contracted development work is performed over a three to five year period. For the years ended December 31, 2015, and 2014, we received 7.9%, and 0.6% or our revenues from the U.S. government; and, 59.6%, and 95.2% of our revenues from the Russian government, respectively.
These revenues have funded some of our operating costs and expenses and the two recently announced DoD awards are expected to similarly fund some of our operating costs and expenses in the future. However, we will continue to incur substantial additional costs to fund our operations for which we may apply for other sources of government funding. If we do submit proposals for new grants or contracts, the review of such proposals and ultimate funding of an award may take significant time. Contract and grant awards are subject to a significant amount of uncertainty, including, but not limited to, successful negotiation and availability of funds. In addition, in our experience, contracts from Russian government entities require matching funds and posting of performance guarantees. Therefore, we expect that our acceptance of new contracts or grants from Russian government entities will also be subject to our ability to provide matching funds and to post performance guarantees.
If we are unable to obtain sufficient grants and contracts on a timely basis or if our current grants or contracts are terminated, our ability to fund future operations would be diminished, which would negatively impact our ability to compete in our industry and could materially and adversely affect our business, financial condition and operating results.
Our future business may be harmed as a result of the foreign and U.S. government contracting process as it involves risks not present in the commercial marketplace.
We expect that a significant portion of the business that we will seek in the near future will be under government contracts or subcontracts, both U.S. and foreign, which may be awarded through competitive bidding. For example, as described above, we recently received funding from DoD to support further development of entolimod. Additionally, in Russia we may seek additional funding from the Skolkovo Foundation ("Skolkovo") or MPT. Competitive bidding for government contracts presents a number of risks that are not typically present in the commercial contracting process, which may include:

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
The market for U.S. and other government funding is highly competitive.
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
As a U.S. government contractor, we may become subject to periodic audits and reviews by U.S. government agencies such as the Defense Contract Audit Agency ("DCAA"). These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s accounting, purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed and, such costs already reimbursed must be refunded.
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
Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies and the proprietary technology of others with which we have entered into licensing agreements. We have entered into five separate exclusive license agreements to license from third parties our product candidates that are not owned by us and some product candidates are covered by up to three separate license agreements. Pursuant to these license agreements we maintain patents and patent applications covering our product candidates. We do not know whether any of these patent applications that are still in the approval process will ultimately result in the issuance of a patent with respect to the technology owned by us or licensed to us. The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the United States Patent and Trademark Office use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims that will be allowed in any patents issued to us or to others.
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
We have limited experience in filing and prosecuting regulatory applications to obtain marketing approval from the FDA or other regulatory authorities. The loss of services of one or more of our key employees or consultants could have a negative impact on our business or our ability to expand our research, development and clinical programs. To mitigate this risk, in July 2015 we entered into employment agreements with a number of our key employees. In these agreements, certain of our employees have agreed to be employed by the Company through June 2020 in consideration for certain guaranteed base pay and severance, in the event they are terminated without cause prior to the term of the agreement. Additionally, we depend on our scientific, manufacturing, regulatory clinical collaborators and advisors, all of whom have outside commitments that may limit their availability to us. In addition, to the extent that we are unable to engage certain collaborators or advisors for certain periods of time due to lack of relevant work or lack of available funds, there is a risk that such collaborators or advisors will not be available to provide services in the future at such time when there is available work and/or funds. In addition, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled scientific, managerial and marketing personnel, particularly as we expand our activities in clinical trials, the regulatory approval process, external partner solicitations and sales and manufacturing. We routinely enter into consulting agreements with our scientific, manufacturing, business development, regulatory, clinical collaborators, advisors, and opinion leaders in the ordinary course of our business. We also enter into contractual agreements with physicians and institutions who recruit patients into our clinical trials on our behalf in the ordinary course of our business. We face significant competition for this type of personnel and for employees from other companies, research and academic institutions, government entities and other organizations. We cannot predict our success in hiring or retaining the personnel we require for continued growth.
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
From time to time, we may also become subject to litigation, such as stockholder derivative claims or securities fraud claims, which could involve our directors and officers as defendants. We currently have director and officer ("D&O") insurance to cover such risk exposure for our directors and officers. Our bylaws require us to indemnify our current and past directors and officers from reasonable expenses related to the defense of any action arising from their service to us. Our certificate of incorporation and by-laws include provisions to indemnify the directors and officers to the fullest extent permitted by the Delaware General Corporation Law, including circumstances under which indemnification is otherwise discretionary. If our D&O insurance were insufficient to cover all such expenses for all directors and officers, we would be obligated to cover any shortfall, which may be substantial. Such expenditure could have a material adverse effect on our results of operation, financial condition and liquidity. Further, if D&O insurance becomes prohibitively expensive to maintain in the future, we may be unable to renew such insurance on economic terms or unable renew such insurance at all. The lack of D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers to serve our company, which could adversely affect our business.
Our former laboratories used, and our subtenants use, certain chemical and biological agents and compounds that may be deemed hazardous and we are subject to various safety and environmental laws and regulations. Our compliance with these laws and regulations may result in significant costs, which could materially reduce our ability to become profitable.
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

We announced in September 2015 that we received two awards from the DoD for the further development of entolimod. We hope to receive additional funding in the future from U.S. or foreign government agencies for the development of entolimod and our products. Changes in government budgets and agendas, however, have previously resulted in termination of our contract negotiations and may, in the future, result in future funding being decreased and de-prioritized. In addition, government contracts contain provisions that permit cancellation in the event that funds are unavailable to the government agency. Furthermore, we cannot be certain of the timing of any future funding and substantial delays or cancellations of funding could result from protests or challenges from third parties. If the U.S. government fails to continue to adequately fund R&D programs, we may be unable to generate sufficient revenues to continue development of entolimod or continue our other operations. Similarly, if our pre-EUA submission for entolimod is authorized by the FDA, but the U.S. government does not place sufficient orders for this product, our future business may be harmed.
Failure to comply with the U.S. Foreign Corrupt Practices Act and similar foreign laws could subject us to penalties and other adverse consequences.
We are required to comply with the U.S. Foreign Corrupt Practices Act ("FCPA"), which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Furthermore, foreign jurisdictions in which we operate may have laws that are similar to the FCPA to which we are or may become subject. This may place us at a significant competitive disadvantage. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time to time in the foreign markets where we conduct business. Although we inform our personnel that such practices are illegal, we can make no assurance that our employees or other agents will not engage in illegal conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.
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
RISKS RELATED TO CONDUCTING BUSINESS IN RUSSIA
Political, economic and governmental instability in Russia could materially adversely affect our operations and financial results.
BioLab 612 and Panacela Labs, LLC, which is the wholly-owned subsidiary of Panacela, conduct business, including clinical trials, in Russia through Russian legal entities. Also, Rusnano is a Russian joint-stock company created as a private equity and venture capital vehicle by the government of Russia. BioLab 612 owns the Russian intellectual property rights for entolimod’s medical applications and CBLB612.  Panacela Labs, LLC owns the worldwide rights to Mobilan. Rusnano has certain shareholder rights which could block our ability to execute strategic transactions such as an asset sale or licensing arrangement. All clinical development activity conducted by these Russian entities is funded by grants from MPT and which include a phase 2 trial for CBLB612 and a phase 1 and a phase 2 trial for entolimod in oncology indications, all of which are being performed by BioLab 612; and a phase 1 trial for Mobilan being performed by Panacela Labs, LLC. As such, any political, economic or governmental instability in Russia could impact the conduct of these trials, continued funding by MPT, our access to trial data and our access to intellectual property for out-licensing purposes.
Political, ethnic, religious, historical and other differences have, on occasion, given rise to tensions within certain regions of Russia. Further, political and economic relations between Russia and the U.S., two of the jurisdictions in which we operate, are complex. Recent situations in Ukraine, Crimea, Iran and Syria along with the response of the governments of Russia, the U.S., member states of the European Union, the European Union itself and other nations, have the potential to materially adversely affect our operations in Russia through a variety of situations including the imposition of sanctions against Russian officials, Russian businesses and certain businessmen, including sectorial sanctions applicable to businesses operating in certain sectors of the economy, including energy and finance. Russia has responded with certain countermeasures, including limiting the import of certain goods from the U.S. and other countries. While we do not anticipate that current sanctions will materially affect our business, if further sanctions are ordered, such sanctions may materially adversely affect our operations in Russia.
In addition to geopolitical events, other factors, including the steady fall in oil prices, the global strengthening of the U.S. dollar and the Russian Central Bank’s reduction of currency rate support, have negatively affected the value of the Russian ruble relative to the U.S. dollar. Fluctuations in the rates at which the U.S. dollar are exchanged into Russian rubles may result in both foreign currency transaction and translation losses. We are subject to exchange rate fluctuations if we or one of our subsidiaries exchanges one currency into another, in order to conduct cross-border operations, and as we translate ruble denominated assets and liabilities that fluctuate from period-to-period. The former results in a transaction gain/loss that is reflected in our operating results. The later results in a translation gain/loss reflected in other comprehensive income/loss in equity. Additionally, translation of historical operating results at average exchange rates for respective periods of time will also generate foreign currency translation adjustments that are reflected in our operating results. Presently, BioLab 612 and Panacela conduct most of their activities in Russia. As such we expect most of the foreign currency fluctuations to be related to accounting translations, versus transaction gains and losses.
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
Investors in emerging markets, such as Russia, should be aware that these markets are subject to greater risks than more developed markets, including significant economic risks. For example, the Russian economy has periodically experienced high rates of inflation and is experiencing increased rates of inflation at present. According to The World Bank, the annual inflation rate in Russia, as measured by the consumer price index, was 6.8% in 2013, 7.8% in 2014 and 10.0% in 2015. Periods of higher inflation may slow economic growth. Inflation also is likely to increase some of our costs and expenses including the costs for our Russian subsidiaries to conduct business operations, including any outsourced product testing costs.
As an example of how financial turmoil may affect our business, as noted in Footnote 2 to our audited Financial Statements included in Part II of this Annual Report on Form 10-K, we wrote off approximately $1 million in the fourth quarter of 2015 due to deposits held at a Russian bank that went into bankruptcy.
Prospective investors in our common stock should note that emerging markets are subject to rapid change and that the information set forth in our filings with the SEC about our operations in Russia may become outdated relatively quickly.
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
Tax authorities in Russia have also been aggressive in their interpretation of tax laws and their many ambiguities, as well as in their enforcement and collection activities. Technical violations of contradictory laws and regulations, many of which are relatively new and have not been subject to extensive application or interpretation, can lead to penalties. High-profile companies, particularly those operating in strategically sensitive sectors, can be perceived to be particularly vulnerable to aggressive application of unclear requirements. Many companies must negotiate their tax bills with tax inspectors who may demand higher taxes than applicable law appears to provide. BioLab 612 and Panacela Labs, LLC’s tax liabilities may become greater than the estimated amount that they have expensed to date and paid or accrued on the balance sheets, particularly if the tax benefits currently received in Russia are changed or removed. Any additional tax liability, as well as any unforeseen changes in tax laws, could materially adversely affect our future results of operations, financial condition or cash flows in a particular period.
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
Selective or arbitrary government action may have an adverse effect on our business.
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
In addition, a parent maybe secondarily liable for an effective subsidiary’s debts if an effective subsidiary becomes insolvent or bankrupt as a result of the action or inaction of the parent. It is assumed that the subsidiary has become insolvent (bankrupt) as a result of the action or inaction of the parent, if one of the following circumstances is established by the court:

•	One or several transactions of the subsidiary executed with the parent or in favor of the parent and/or approved by the parent violate the creditors’ rights; or

•	Undue bookkeeping makes it substantially difficult to perform bankruptcy procedures (formation and sale of bankruptcy assets).

The latter is relevant only if the parent is in charge of bookkeeping for the subsidiary.
Accordingly, in Cleveland BioLab’s position as a parent, there is a risk that it could be held liable in certain limited circumstances for the debts of its effective subsidiaries consequently, it is possible that Cleveland BioLabs could face material liability in this regard in the future, which could materially adversely affect our business and our results of operations.
Russia may depart from its international obligations in exceptional circumstances
In July 2015 the Constitutional Court of the Russian Federation issued a resolution which introduced a mechanism for Russian state bodies to avoid enforcement of decisions of the European Court of Human Rights (“ECHR”) in cases where such enforcement would contradict the Constitution of the Russian Federation.
Namely, if a Russian court or other governmental body comes to a conclusion that a resolution of ECHR, which is to be enforced by a Russian court / governmental body, is grounded on an interpretation of the European Convention on Human Rights which leads to contradiction with the Constitution of the Russian Federation - such court/body must apply to the Constitutional Court which will finally determine whether enforcement is permissible or not.
The resolution creates a risk for businesses and persons who might seek legal recourse from the ECHR after failing to receive remedy in all Russian instances, despite the fact that Russia signed and ratified the European Convention of Human Rights.
In addition, there is a risk that such interpretation could be extended to other obligations of Russia in the area of international law. Thus, we might face difficulties enforcing Russian awards obtained from other intergovernmental institutions or tribunals if Russian state authorities consider that award to be grounded on an interpretation of international treaties that is contrary to the norms of the Constitution of the Russian Federation.
Our Russian operating entities can be forced into liquidation on the basis of formal noncompliance with certain legal requirements.
BioLab 612 and Panacela Labs, LLC were organized under the laws of Russia. Certain provisions of Russian law may allow a court to order the liquidation of a locally organized legal entity on the basis of its formal noncompliance with certain requirements during formation, reorganization or during its operations. Additionally, Russian corporate law allows the government to liquidate a company if its net assets fall below a certain threshold. Similarly, there have also been cases in Russia in which formal deficiencies in the establishment process of a legal entity or noncompliance with provisions of law have been used by courts as a basis for liquidation of a legal entity. Weaknesses in the legal systems of Russia create an uncertain legal environment, which makes the decisions of a court or a governmental authority difficult, if not impossible, to predict. If involuntary liquidation of either of the aforementioned entities were to occur, such liquidation could materially adversely affect our financial condition and results of operations.
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

RISKS RELATING TO OUR SECURITIES
Our principal stockholder has the ability to control our business, which may be disadvantageous to other stockholders.
As of the date of this filing, David Davidovich, a venture capital investor, beneficially owns or controls approximately 58.8% of the voting power of our outstanding common stock. As a result of his ability to control a majority of the voting power of our outstanding common stock, Mr. Davidovich has the ability to control all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. Additionally, we granted Mr. Davidovich contractual rights to choose a majority of the directors nominated for election by our Board. Mr. Davidovich may have interests that are different from those of other stockholders and may vote in a way with which other stockholders disagree and that may be adverse to other stockholders’ interests. Moreover, this concentration of share ownership makes it impossible for other stockholders to replace directors and management without the consent of Mr. Davidovich. In addition, this significant concentration of share ownership may adversely affect the price at which prospective buyers are willing to pay for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders and may have the effect of delaying, preventing or deterring a change of control of the Company and could deprive our stockholders of an opportunity to receive a premium for their company stock as part of a sale of the Company. Additionally, our corporate structure, including the ownership of Mobilan in Panacela, may deter third parties from entering into collaboration and licensing arrangements with us.
We are a “controlled company” within the meaning of the NASDAQ rules and, as a result, qualify for and intend on relying upon exemptions from certain corporate governance requirements. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to such requirements.
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
We are currently utilizing these exemptions and therefore, we do not offer the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.
There is uncertainty regarding the application of the federal and state securities laws to our February 2015 offering of common stock and warrants, and there is a corresponding risk that we could be required to refund the purchase price of securities offered to purchasers who so elect.
We conducted an offering under a registration statement filed with the Securities and Exchange Commission ("SEC") and a concurrent private placement intended to comply with the requirements of Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder. Shares of common stock and warrants were offered and sold in combination. The shares of common stock and Series B pre-funded warrants were intended to be offered and sold in a transaction registered under the Securities Act, while the other warrants and shares of common stock issuable thereunder were intended to be offered and sold in a private placement exempt from the registration requirements of the Securities Act.
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
The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 1, 2014 through December 31, 2015, the market price of our common stock, which is listed on the NASDAQ Capital Market, fluctuated from a high of $25.40 per share in the first quarter of 2014 to a low of $1.84 in the second quarter of 2015. The listing of our common stock on the NASDAQ Capital Market does not assure that a meaningful, consistent and liquid trading market will exist, and in recent years, the market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility in addition to volatility caused by the occurrence of industry and company specific events. Factors that could cause fluctuations include, but are not limited to, the following:

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
We are currently authorized to issue 160,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of this filing, 10,987,166 shares of our common stock were issued and outstanding, we had outstanding warrants to purchase 2,222,155 shares of our common stock at an average exercise price of $13.98 per share, and options to purchase 343,643 shares of our common stock at an average exercise price of $46.60 per share. To the extent we issue shares of common stock or our outstanding options and warrants are exercised, holders of our common stock will experience dilution.
In the event of any other future issuances of equity securities or securities convertible into or exchangeable for, common stock, holders of our common stock may experience dilution. Furthermore, certain of our outstanding warrants contain provisions that, in certain circumstances, could result in the number of shares of common stock issuable upon the exercise of such securities to increase and/or the exercise price of such warrants to decrease.
Moreover, our board of directors is authorized to issue preferred stock without any action on the part of our stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any such preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. For example, on February 6, 2015, we issued 717.4 shares of Series A Convertible Preferred Stock convertible into 239,134 shares of our common stock at a conversion price of $3.00 per share. As of the date of this filing, the Series A Preferred Stock issued in the transaction are no longer outstanding. If we issue additional shares of preferred stock in the future that have preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the market price of our common stock could decrease. Additionally, the conversion of any preferred stock issued in the future into our common stock could result in significant dilution to the holders of our common stock.
The eventual public resale by certain of our significant stockholders could have a negative effect on the trading price of our common stock.
During the year ended December 31, 2015, we issued an aggregate of 6,716,163 shares of our Company’s common stock to Mr. Davidovich and Rusnano. The issuances of these shares were not registered under the Securities Act of 1933, and the shares will only be able to be resold pursuant to a separate registration statement or an applicable exemption from registration (under both federal and state securities laws). The shares owned by Mr. Davidovich are subject to contractual restrictions prohibiting from selling his shares until July 9, 2017. However, pursuant to the terms of registration rights agreements entered into between the Company and each of Mr. Davidovich and Rusnano, we have filed a registration statement on Form S-3 with the SEC to register the public offer and resale of the shares held by these stockholders. If all or a substantial portion of these shares are resold into the public markets under such registration statement, once declared effective by the SEC, such transactions may cause a decline in the trading price of our common stock.
We do not intend to pay dividends for the foreseeable future.
We do not intend to declare or pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Description of Properties
Our corporate headquarters is located at 73 High Street, Buffalo, New York 14203. We have approximately 32,000 square feet of laboratory and office space under a twelve-year lease through June of 2019 with successive two-year renewals, of which 10,058 square feet was subleased to various companies. The subleases covering the majority of the subleased space may be terminated by either party upon 30 days written notice to the other party. This space serves as our corporate headquarters and U.S. corporate headquarters for Panacela. In addition, we have less than 1,098 square feet under lease outside of the U.S. expiring at varying times through 2016. We do not own any real property.
Item 3. Legal Proceedings
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
While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of December 31, 2015, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

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
STOCK PRICES
The following table sets forth the range of high and low sale prices on The NASDAQ Capital Market, for each quarter during 2015 and 2014. On February 12, 2016, the last reported sale price of our common stock was $3.45 per share.

2015	High	Low
First Quarter	$6.90	$3.07
Second Quarter	7.24	1.84
Third Quarter	5.29	3.38
Fourth Quarter	4.85	3.38
2014(1)
First Quarter	$25.40	$12.60
Second Quarter	16.20	9.10
Third Quarter	13.80	6.67
Fourth Quarter	10.20	5.20
(1) - As adjusted to account for the Company’s 1:20 reverse stock split effected on January 28, 2015.
STOCKHOLDERS
As of February 12, 2016, there were approximately 21 stockholders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
DIVIDENDS
We have never declared or paid any cash dividends on our capital stock. We currently intend to use the net proceeds from any offerings of our securities and our future earnings, if any, to finance the further development and expansion of our business and do not intend or expect to pay cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness and plans for expansion and restrictions imposed by lenders, if any.
UNREGISTERED SALE OF SECURITIES
We did not sell any equity securities during the fiscal year ended December 31, 2015 in transactions that were not registered under the Securities Act, other than as previously disclosed in our Current Reports on Form 8-K filed with the SEC on February 9, 2015, June 24, 2015, July 10, 2015 and December 24, 2015.
ISSUER PURCHASES OF EQUITY SECURITIES
We made no repurchases of our securities during the year ended December 31, 2015.

Item 6: Selected Financial Data
Not required for smaller reporting company filers.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
We are an innovative biopharmaceutical company developing novel approaches to activate the immune system and address serious medical needs. Our proprietary platform of Toll-like immune receptor activators has applications in mitigation of radiation injury and immuno-oncology. We combine our proven scientific expertise and our depth of knowledge about our products’ mechanisms of action into a passion for developing drugs to save lives. Our most advanced product candidate is entolimod, an immune-stimulatory agent, which we are developing as a radiation countermeasure and an immunotherapy for oncology and other indications. During the two years ended December 31, 2015, we conducted business in the U.S. and Russia through several subsidiaries, one of which is wholly-owned, BioLab 612; one of which is owned in collaboration with a financial partner, Panacela; and, a former subsidiary, Incuron. We held a majority ownership interest in Incuron until November 25, 2014, at which time Incuron was deconsolidated. As such, results of operations were consolidated through November 25, 2014, after which we recognized only our equitable interest in Incuron’s results of operation as a single line item classified as "Equity in Loss of Incuron, LLC" in our Statements of Operations through April 29, 2015, as Incuron’s operations were an extension of our core business. Subsequent to April 29, 2015, Incuron was accounted for on the cost basis until we sold our remaining interest in Incuron on June 30, 2015. See Item 1, “Business” for more information on our product candidates and our strategic partnerships.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses.
On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, income taxes, stock-based compensation, investments and in-process R&D. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates.
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.
Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectability is reasonably assured, contractual obligations have been satisfied and title and risk of loss have been transferred to the customer. We generate our revenue from two different types of contractual arrangements: cost-reimbursable grants and contracts and fixed-price grants and contracts. Costs consist primarily of actual internal labor charges, subcontractor and material costs incurred, plus an allocation of fringe benefits, overhead and general and administrative expenses ("G&A"), based on the terms of the contract.
Revenues on cost-reimbursable grants and contracts are recognized in an amount equal to the costs incurred during the period, plus an estimate of the applicable fee earned. The estimate of the applicable fee earned is determined by reference to the contract: if the contract defines the fee in terms of risk-based milestones and specifies the fees to be earned upon the completion of each milestone, then the fee is recognized when the related milestones are earned. Otherwise, we compute fee income earned in a given period by using a proportional performance method based on costs incurred during the period as compared to total estimated project costs and application of the resulting fraction to the total project fee specified in the grant or contract.
Revenues on fixed-price grants and contracts are recognized using a percentage-of-completion method, which uses assumptions and estimates, as appropriate. These assumptions and estimates are developed in coordination with the principal investigator performing the work under the fixed-price grant or contract to determine levels of accomplishments throughout the life of the grant or contract.

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
As of December 31, 2015, we held approximately $4.0 million in accrued expenses classified as Level 3 securities for warrants to purchase common stock.
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
Revenue
Our revenue originates from grants and contracts from both U.S. federal government sources and Russian government sources and service contracts with Incuron. U.S. federal grants and contracts are provided to advance research and development for product candidates that are of interest for potential sale to the DoD or BARDA. State grants are usually designed to stimulate economic activity. Russian government contracts are provided to develop the biotechnology and pharmaceutical industries in Russia. We provide various research, management, business development and clinical advisory and management services to Incuron.
Research and Development Expenses
R&D costs are expensed as incurred. Advance payments are deferred and expensed as performance occurs. R&D costs include the cost of our personnel consisting of salaries, incentive and stock-based compensation, out-of-pocket pre-clinical and clinical trial costs usually associated with CROs, drug product manufacturing and formulation and a pro-rata share of facilities expense and other overhead items.
General and Administrative Expenses
G&A functions include executive management, finance and administration, government affairs and regulations, corporate development, human resources, legal and compliance. The specific costs include the cost of our personnel consisting of salaries, incentive and stock-based compensation, out-of-pocket costs usually associated with attorneys (both corporate and intellectual property), bankers, accountants and other advisors and a pro-rata share of facilities expense and other overhead items.
Other Income and Expenses
Other recurring income and expenses primarily consists of interest income on our investments, interest on our debt instruments, changes in the market value of our derivative financial instruments and foreign currency transaction gains or losses.
YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014
Revenue
Revenue decreased from $3.7 million for the year ended December 31, 2014 to $2.7 million for the year ended December 31, 2015, representing a decrease of $(1.0) million, or (27)%, principally because two prior sources of revenue, the Curaxin research contract held by Incuron and the Xenomycin MPT contract held by Panacela, ended in 2014. Partially offsetting the termination of these two sources of revenue, two new cost reimbursable DoD contracts were awarded to us in September 2015 for the continued development of entolimod's biodefense indication: JWMRP for continued preclinical development and PRMRP for clinical development. Both of these contracts were starting up during the fourth quarter of 2015. Revenue from these DoD contracts should significantly increase in 2016 as the underlying contracted research activities continue to ramp up. Regarding our Russian trials funded by MPT, reported contract revenue for 2015 decreased as compared to 2014 in general due to changes in the ruble to U.S. dollar exchange rate. Additionally, CBLB612 was enrolling a trial in 2014 which ended in 2015 and is being followed by another trial that commenced in 2016. As a result there was less development activity in 2015. And, our entolimod oncology Phase 1 study experienced patient recruitment delays during 2015, which in turn delayed contract revenue recognition. The non DoD revenue sources will continue to generate revenue into 2016 in aggregate amounts similar to 2015. Since these revenue sources are cost reimbursable in nature, variances in these activities, period to period, are directly aligned with variances in the underlying costs of service. Differences in our revenue sources, by program, between the years are set forth in the following table:

		Year Ended December 31,
Funding Source	Program	2015		2014		Variance
DoD	JWMRP Contract	$193,216	7.1%	$—	—%	$193,216
DoD	PRMRP Grant	20,174	0.7%	—	—%	20,174
DoD	MCS Contract	—	—%	23,390	0.6%	(23,390)
MPT(1)	CBLB612	484,783	17.9%	519,302	14.0%	(34,519)
MPT(1)	Entolimod oncology	474,167	17.5%	969,252	26.2%	(495,085)
Incuron	Service Contracts	881,732	32.6%	154,687	4.2%	727,045
		2,054,072	75.8%	1,666,631	45.0%	387,441
Skolkovo(1)	Curaxin research	—	—%	1,000,770	27.0%	(1,000,770)
MPT(1)	Xenomycins pre-clinical	—	—%	28,605	0.8%	(28,605)
MPT(1)	Mobilan	654,153	24.2%	1,005,893	27.2%	(351,740)
		$2,708,225	100.0%	$3,701,899	100.0%	$(993,674)

(1)	The contracts received from Russian government entities are denominated in Russian rubles. The revenue above was calculated using average exchange rates for the periods presented.
We anticipate our revenue over the next year will continue to be derived primarily from government grants and contracts and service contracts from Incuron. The following table sets forth information regarding our currently active contracts as of December 31, 2015:

Funding source	Program	Total award value	Funded award value	Cumulative revenue recognized	Funded backlog	Unfunded backlog
DoD	JWMRP Contract	$9,226,455	$9,226,455	$193,216	$9,033,239	$—
DoD	PRMRP Grant	6,573,992	6,573,992	20,174	6,553,818	—
MPT(1)	CBLB612	3,344,510	3,344,510	3,049,653	294,857	—
MPT(1)	Entolimod oncology	2,977,900	2,431,817	2,044,852	386,965	546,083
		22,122,857	21,576,774	5,307,895	16,268,879	546,083
MPT(1)	Mobilan	3,143,629	2,597,546	2,597,546	—	546,083
		$25,266,486	$24,174,320	$7,905,441	$16,268,879	$1,092,166

(1)
The contract values above are calculated based on the cumulative revenue recognized to date plus our backlog valued at the December 31, 2015 exchange rate for Russian ruble denominated values. Since December 31, 2015, the Russian ruble-to-Dollar exchange rate has increased from 72.8827 to 79.1144 as of February 12, 2016. Based on the February 12, 2016 exchange rate, the funded backlog value decreased from $0.7 million to $0.6 million and the unfunded backlog value decreased from $1.1 million to $1.0 million.

Research and Development Expenses
R&D expenses decreased from $9.7 million for the year ended December 31, 2014 to $7.1 million for the year ended December 31, 2015, representing a decrease of $(2.5) million, or (26)%. Variances in individual development programs are noted in the table below. Significant reductions include reduction of funds spent on: Curaxins, which is largely attributed to the deconsolidation of Incuron and the completion of the Curaxin research contract noted above, entolimod's biodefense indication is lower as significant activities in 2014 were underway to file the pre-EUA dossier which occurred in the second quarter of 2015, followed by relatively minimal activities in the remainder of 2015 to ramp up the newly awarded DoD contracts discussed above, and the Panacela product candidates are lower mainly due to periodic drug manufacturing costs incurred in 2014 that were not required in 2015.The increase in expenses related to entolimod's oncology indication is attributable to an ongoing Phase 2 study in the Russian Federation that was not active in 2014, along with preparatory research for follow-on development efforts. We expect that costs associated with entolimod's biodefense indication to significantly increase in 2016, entolimod's oncology indication should decrease and the other research efforts should remain relatively constant.

	Year Ended December 31,
	2015	2014	Variance
Entolimod's biodefense indication	$2,800,583	$3,926,110	$(1,125,527)
CBLB612	397,440	508,247	(110,807)
Entolimod's oncology indications	2,649,054	1,289,692	1,359,362
	5,847,077	5,724,049	123,028
Curaxins	811,463	2,708,516	(1,897,053)
Panacela product candidates	484,753	1,221,579	(736,826)
Total research & development expenses	$7,143,293	$9,654,144	$(2,510,851)
General and Administrative Expenses
G&A expenses decreased from $8.5 million for the year ended December 31, 2014 to $6.4 million for the year ended December 31, 2015, representing a decrease of $(2.1) million, or (25.0)%. $0.9 million of this decrease was due to the deconsolidation of Incuron, which occurred in the fourth quarter of 2014. In addition, compensation expense decreased by $0.6 million and recurring professional fees and other costs decreased by $1.2 million. These reductions were partially offset by a one-time increase of $0.6 million related to costs associated with our equity offering in February 2015, as more fully described in Note 7, "Stockholders’ Equity," to our consolidated financial statements. The majority of the costs of the February equity offering were expensed, and not otherwise charged to equity, as the majority of the net proceeds were considered derivative liabilities. We expect G&A expenses to decrease in 2016 due to the one-time expenses described above and continued cost control efforts.
Other Income and Expenses
Other net income decreased from $14.5 million for the year ended December 31, 2014 to other net expense of $(2.3) million for the year ended December 31, 2015, representing a net expense increase of $(16.8) million or (116)%. Expense increases include: a one-time gain reported in 2014 of $14.2 million on the deconsolidation of Incuron, $2.9 million attributable to the change in periodic warrant valuation, $1.1 million in deposit losses associated with the NOTA-Bank failure more fully discussed in Note 2, "Summary of Significant Accounting Principles," and $0.1 million of equity investment losses associated with Incuron. These expense increases which total $18.2 million were offset by expense reductions of $1.0 million in debt service costs associated with our debt to Hercules Technology Growth Capital and Rusnano, both of which were retired in 2015 and more fully described in Note 6, "Debt," and $0.5 million due to lower foreign exchange losses.
Liquidity and Capital Resources
We incurred net losses of $(148.0) million from our inception through December 31, 2015. Historically, we have not generated, and do not expect to generate, revenue from sales of product candidates in the immediate future. Since our founding in 2003, we have funded our operations through a variety of means:

•
From inception through December 31, 2015, we have raised $144.7 million of net equity capital, including amounts received from the exercise of options and warrants. We have also received $7.3 million in net proceeds from the issuance of long-term debt instruments;

•	DoD and BARDA have funded grants and contracts totaling $60.4 million for the development of entolimod for its biodefense indication;

•
The Russian Federation has funded a series of contracts totaling $17.3 million, based on the exchange rates in effect on the date of funding. These contracts include requirements for us to contribute matching funds, which we have satisfied or expect to satisfy with both the value of developed intellectual property at the time of award, incurred development expenses and future expenses;

•	We have been awarded $4.0 million in grants and contracts not described above, all of which has been recognized at December 31, 2015;

•
Incuron was formed to develop and commercialize the Curaxins product line, including its lead oncology drug candidate CBL0137. As more fully described in Note 5, "Noncontrolling Interests" we sold our remaining ownership interest in Incuron during 2015 for which we received approximately $3 million in April and $1 million in July. We also assigned the remainder of our Curaxin intellectual property to Incuron for a 2% royalty; and

•
Panacela was formed to develop and commercialize preclinical compounds, which were transferred to Panacela through assignment and lease agreements. Rusnano contributed $9.0 million and we contributed $3.0 million plus intellectual property at formation. As more fully described in Note 5, "Noncontrolling Interests" we recapitalized Panacela in December 2015 with Rusnano converting $0.7 million of debt to equity and CBLI obtaining $2.2 million of Panacela equity through a combination of cash payments, debt forgiveness and common stock issuance. As of the date of this filing, CBLI owns 66.77% of Panacela.

We have incurred cumulative net losses and expect to incur additional losses related to our R&D activities. We do not have commercial products and have limited capital resources. As of December 31, 2015 we had $19.6 million in cash, cash equivalents and short-term investments which, along with the active government contracts described above, are expected to fund our projected operating requirements beyond one year. However, until we are able to commercialize our product candidates at a level that covers our cash expenses, we will need to raise substantial additional capital, which we may be unable to raise in sufficient amounts, when needed and at acceptable terms. Our plans with regard to these matters may include seeking additional capital through debt or equity financing, the sale or license of drug candidates, or obtaining additional research funding from the U.S. or Russian governments. There can be no assurance that we will be able to obtain future financing on acceptable terms, or that we can obtain additional government financing for our operations. If we are unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.
Operating Activities
The following table provides information regarding our cash flows for the nine months ended December 31, 2015 and 2014:

	For the year ended December 31,
	2015	2014	Variance
Net cash used in operating activities	$(12,080,120)	$(14,455,188)	$2,375,068
Net cash used in investing activities	(10,276,623)	(1,786,744)	(8,489,879)
Net cash provided by financing activities	24,935,624	10,590,030	14,345,594
Effect of exchange rate change on cash and equivalents	235,574	(1,292,595)	1,528,169
Increase (Decrease) in cash and cash equivalents	2,814,455	(6,944,497)	9,758,952
Cash and cash equivalents at beginning of period	3,103,969	10,048,466	(6,944,497)
Cash and cash equivalents at end of period	$5,918,424	$3,103,969	$2,814,455
Operating Activities
Net cash used in operations decreased by $2.4 million to $(12.1) million for the year ended December 31, 2015 from $(14.5) million for the year ended December 31, 2014. Net cash used in operating activities for the period ending December 31, 2015 consisted of a reported net loss of $(13.0) million, which was adjusted down for $2.4 million of net noncash operating activities, and a $(1.4) million net increase due to changes in operating assets and liabilities. Of the net noncash operating activities of $2.4 million, $1.1 million was due to an investment loss in connection with our NOTA-Bank deposit, as more fully described in Note 2, "Summary of Significant Accounting Policies- Restricted Cash," $0.6 million was due to warrant issuance costs associated with the sale of equity in February 2015, $0.4 million was due to our equity in Incuron losses, and $0.5 million was due to depreciation, amortization, noncash compensation expense and other noncash expenses. These expenses were partially offset by a $0.2 million gain on the settlement of debt associated with the Panacela restructuring transaction more fully described in Note 5, "Noncontrolling Interests." Of the net $(1.4) million of changes in operating assets and liabilities, $0.6 million was due to reduction in accounts payables and accrued expenses primarily associated with the payment of vendor debt as part of the Panacela recapitalization in December of 2015 as more fully described in Note 5, "Noncontrolling Interests," $0.4 million was due to increases in accounts receivable associated with our services provided to Incuron and our new DoD contracts, $0.3 million was due to prepaid expenses associated with the prepayment of insurance and $0.1 was due to recognition of previously deferred revenue. Net cash used in operating activities for the period ending December 31, 2014 consisted of reported net income of $35 thousand, which was adjusted down for $(15.1) million of net noncash operating activities, and a $0.6 million net increase due to changes in operating assets and liabilities. Of the net noncash operating activities of $(15.1) million, $(14.2) million was due to the recorded gain on deconsolidation of Incuron, $(2.7) million was due to the change in value of our warrant liability, $0.6 million was due to a charge associated with the early extinguishment of a portion of the Hercules loan, $0.5 million was due to noncash compensation expense, $0.3 million was due to our equity in Incuron losses, $0.4 was due to depreciation, and other noncash expenses. Of the net $0.6 million of changes in operating assets and liabilities, $0.7 million was due to reductions in accounts payable and accrued expenses primarily due to the deconsolidation of Incuron, $0.6 million was due to reductions in accounts receivable and $(0.7) million was due to reductions in deferred revenue associated with the completion of a grant funding Curaxin research.
Investing Activities
Net cash used in investing activities changed by $(8.5) million to $(10.3) million used for the year ended December 31, 2015 from $(1.8) million used above for the year ended December 31, 2014. The net cash used in investing activities for the year ended December 31, 2015 consisted primarily of net purchases of short-term investments of $13.3 million, offset by $3.0 million in cash received in connection with the sale of Incuron. The net cash used in investing activities for the year ended December 31, 2014 consisted primarily of cash divested upon the deconsolidation of Incuron.
Financing Activities
Cash provided by financing activities increased by $14.3 million to $24.9 million for the year ended December 31, 2015, from $10.6 million for the year ended December 31, 2014. Net cash provided by financing activities for the year ended December 31, 2015 primarily consisted of the sale of $27.6 million in equity securities and treasury stock, offset by $(2.7) million in principal and interest payments associated with debt repayments more fully described in Note 6, "Debt." Net cash provided by financing activities for the year ended December 31, 2014 primarily consisted of the sale of $9.7 million in equity securities, a noncontrolling equity contribution of $5.2 million into Incuron, offset by $(4.2) million in principal and interest payments associated with debt repayments more fully described in Note 6, "Debt."

Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements at December 31, 2015.
Item 7A: Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting company filers.

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Cleveland BioLabs, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Cleveland BioLabs, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2015. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cleveland BioLabs, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
/s/ Meaden & Moore, Ltd.
MEADEN & MOORE, LTD.
Certified Public Accountants
Cleveland, Ohio
February 23, 2016

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$5,918,424	$3,103,969
Short-term investments	13,701,273	—
Accounts receivable	631,084	267,199
Other current assets	442,642	174,179
Total current assets	20,693,423	3,545,347
Equipment, net	122,958	244,537
Restricted cash	37,663	1,699,759
Other long-term assets	26,560	56,131
Investment in Incuron, LLC	—	4,268,458
Total assets	$20,880,604	$9,814,232
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$197,134	$1,057,743
Accrued expenses	1,584,826	1,804,456
Deferred revenue	11,892	156,317
Accrued warrant liability	4,048,900	862,074
Current portion of notes payable	—	2,640,968
Current portion of capital lease obligation	—	7,522
Total current liabilities	5,842,752	6,529,080
Noncurrent portion of capital lease obligation	—	—
Long-term debt	—	1,499,050
Commitments and contingencies	—	—
Total liabilities	5,842,752	8,028,130
Stockholders’ equity:
Preferred stock, $.005 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2015 and 2014, respectively	—	—
Common stock, $.005 par value; 160,000,000 shares authorized,10,987,166 and 2,858,126 shares issued and outstanding as of December 31, 2015 and 2014, respectively	54,932	14,287
Additional paid-in capital	158,764,985	132,693,988
Other comprehensive income/(loss)	(408,051)	(380,110)
Accumulated deficit	(147,978,831)	(133,935,562)
Treasury Stock, at cost; 158,900 and 0, respectively	(544,853)	—
Total Cleveland BioLabs, Inc. stockholders’ equity/(deficit)	9,888,182	(1,607,397)
Noncontrolling interest in stockholders’ equity	5,149,670	3,393,499
Total stockholders’ equity	15,037,852	1,786,102
Total liabilities and stockholders’ equity	$20,880,604	$9,814,232
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2015	2014
Revenues:
Grants and contracts	$2,708,225	$3,701,899
Operating expenses:
Research and development	7,143,293	9,654,144
General and administrative	6,355,962	8,469,690
Total operating expenses	13,499,255	18,123,834
Loss from operations	(10,791,030)	(14,421,935)
Other income (expense):
Interest and other expense	(99,488)	(1,089,582)
Foreign exchange loss	(509,513)	(1,036,459)
Investment loss provision	(1,060,834)	—
Gain on deconsolidation of Incuron, LLC	—	14,206,555
Change in value of warrant liability	(221,915)	2,662,329
Equity in loss of Incuron, LLC	(362,137)	(285,542)
Total other income	(2,253,887)	14,457,301
Net income (loss)	(13,044,917)	35,366
Net loss attributable to noncontrolling interests	407,280	1,593,738
Net income (loss) attributable to Cleveland BioLabs, Inc.	$(12,637,637)	$1,629,104
Net income (loss) available to common stockholders per share of common stock, basic and diluted	$(1.79)	$0.60
Weighted average number of shares used in calculating net income (loss) per share, basic and diluted	7,060,396	2,702,884
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2015	2014
Net income (loss) including noncontrolling interests	$(13,044,917)	$35,366
Other comprehensive loss
Unrealized loss on short-term investments	(6,190)	—
Foreign currency translation adjustment	30,025	(1,816,840)
Comprehensive loss including noncontrolling interests	(13,021,082)	(1,781,474)
Comprehensive loss attributable to noncontrolling interests	449,752	2,477,469
Comprehensive income (loss) attributable to Cleveland BioLabs, Inc.	$(12,571,330)	$695,995
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(13,044,917)	$35,366
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	140,135	200,792
Amortization of loan costs	135,082	640,248
Gain on debt extinguishment	(184,475)	—
Unrealized currency loss on short-term investments	(17,928)	—
(Gain) loss on equipment disposal	(25,685)	24,685
Investment loss provision	1,060,834	—
Noncash compensation	96,401	496,470
Warrant issuance costs	617,776	171,116
Equity in loss of Incuron, LLC	362,137	285,542
Change in value of warrant liability	221,915	(2,662,329)
Gain on deconsolidation of Incuron, LLC	—	(14,206,555)
Changes in operating assets and liabilities:
Accounts receivable	(414,068)	629,397
Other current assets	(286,240)	(1,243)
Other long-term assets	13,431	15,690
Accounts payable	(833,947)	459,337
Deferred revenue	(130,048)	(756,808)
Accrued expenses	209,477	213,104
Net cash used in operating activities	(12,080,120)	(14,455,188)
Cash flows from investing activities:
Purchase of short-term investments	(16,873,917)	(1,408,169)
Sale of short-term investments	3,184,287	1,689,670
Purchase of equipment	5,910	(20,222)
Proceeds from sale of Incuron, LLC	3,000,000	—
Cash divested upon deconsolidation of Incuron, LLC	—	(2,048,023)
Decrease in restricted cash	407,097	—
Net cash used in investing activities	(10,276,623)	(1,786,744)
Cash flows from financing activities:
Issuance of common stock, net of offering costs	27,190,292	9,697,501
Net repayment of long-term debt	(2,664,691)	(4,176,275)
Noncontrolling interest capital contribution to Incuron, LLC	—	5,152,438
Net proceeds from sale of treasury stock	417,545	—
Repayment of capital lease obligation	(7,522)	(83,634)
Net cash provided by financing activities	24,935,624	10,590,030
Effect of exchange rate change on cash and equivalents	235,574	(1,292,595)
Increase (Decrease) in cash and cash equivalents	2,814,455	(6,944,497)
Cash and cash equivalents at beginning of period	3,103,969	10,048,466
Cash and cash equivalents at end of period	$5,918,424	$3,103,969
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$517,904	$451,327
Supplemental schedule of noncash financing activities:
Allocation of equity proceeds to fair value of warrants	$3,081,634	$2,216,593
Debt to equity conversion	1,846,200	—
Repurchase of treasury stock	906,321	—
Noncash warrant issuance costs	—	15,993
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	2,259,818	11,299	—	—	125,723,083
Stock based compensation	3,052	12	—	—	645,488
Issuance of common stock, net of offering costs of $697,882	595,256	2,976	—	—	9,799,142
Allocation of equity proceeds to fair value of warrants	—	—	—	—	(2,216,593)
Noncontrolling interest capital contribution	—	—	—	—	1,176,982
Deconsolidation of Incuron, LLC	—	—	—	—	(2,434,114)
Net loss	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at December 31, 2014	2,858,126	14,287	—	—	132,693,988
Stock based compensation	5,023	25	—	—	256,795
Issuance of common stock, net of offering costs of $1,410,011	8,122,189	40,611	—	—	28,839,862
Repurchase of Treasury Stock	—	—	264,318	(906,321)	—
Sale of Treasury Stock	—	—	(105,418)	361,468	56,077
Exercise of warrants	1,828	9	—	—	(9)
Increased ownership of Panacela Labs, Inc.	—	—	—	—	(94)
Noncontrolling interest contribution in Panacela Labs, Inc	—	—	—	—	—
Allocation of equity proceeds to fair value of warrants	—	—	—	—	(3,081,634)
Net loss	—	—	—	—	—
Unrealized gain on short-term investments	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at December 31, 2015	10,987,166	$54,932	158,900	$(544,853)	$158,764,985

	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total

Balance at December 31, 2013	307,339	(135,564,666)	11,103,923	1,580,978
Stock based compensation	—	—	—	645,500
Issuance of common stock, net of offering costs of $697,882	—	—	—	9,802,118
Allocation of equity proceeds to fair value of warrants	—	—	—	(2,216,593)
Noncontrolling interest capital contribution	—	—	3,975,301	5,152,283
Deconsolidation of Incuron, LLC	245,660	—	(9,208,256)	(11,396,710)
Net loss	—	1,629,104	(1,593,738)	35,366
Foreign currency translation	(933,109)	—	(883,731)	(1,816,840)
Balance at December 31, 2014	(380,110)	(133,935,562)	3,393,499	1,786,102
Stock based compensation	—	—		256,820
Issuance of common stock, net of offering costs of $1,410,011	—	—	—	28,880,473
Repurchase of Treasury Stock	—	—	—	(906,321)
Sale of Treasury Stock	—	—	—	417,545
Exercise of warrants	—	—	—	—
Increased ownership of Panacela Labs, Inc.	(94,248)	(1,405,632)	1,499,880	(94)
Noncontrolling interest contribution in Panacela Labs, Inc	—	—	706,043	706,043
Allocation of equity proceeds to fair value of warrants	—	—	—	(3,081,634)
Net loss	—	(12,637,637)	(407,280)	(13,044,917)
Unrealized gain on short-term investments	(6,190)	—	—	(6,190)
Foreign currency translation	72,497	—	(42,472)	30,025
Balance at December 31, 2015	$(408,051)	$(147,978,831)	$5,149,670	$15,037,852
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Cleveland BioLabs, Inc. ("CBLI" or the "Company") is an innovative biopharmaceutical company developing novel approaches to activate the immune system and address serious medical needs. Our proprietary platform of Toll-like immune receptor activators has applications in radiation mitigation and immuno-oncology. We combine our proven scientific expertise and our depth of knowledge about our products’ mechanisms of action into a passion for developing drugs to save lives. Our most advanced product candidate is entolimod, an immune-stimulatory agent, which we are developing as a radiation countermeasure and an immunotherapy for oncology and other indications.
CBLI was incorporated in Delaware in June 2003 and is headquartered in Buffalo, New York. CBLI conducts business in the United States ("U.S.") and in the Russian Federation ("Russia"), through several subsidiaries including: one wholly-owned subsidiary, BioLab 612, LLC ("BioLab 612"), which began operations in 2012; Panacela Labs, Inc. ("Panacela"), which was formed by us and Open Joint Stock Company “Rusnano” ("Rusnano") our financial partner, in 2011; and, Incuron LLC ("Incuron"), which was formed by us and Bioprocess Capital Ventures ("BCV") our financial partner, in 2010. As more fully described in Note 5, "Noncontrolling Interests" our ownership in Incuron has decreased during the two years ended December 31, 2015 from being the majority shareholder until November 25, 2014, to longer being a shareholder as of June 30, 2015. Unless otherwise noted, references to the “Company,” “we,” “us” and “our” refer to Cleveland BioLabs, Inc. together with its subsidiaries.

2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements include the accounts of CBLI and the subsidiaries in which CBLI held a controlling interest as of and for the periods presented. The accounts of Incuron are included through November 25, 2014, the date at which CBLI no longer maintained a controlling interest. For the period from November 25, 2014 through April 29, 2015, the Company’s interest in Incuron has been presented under the equity method of accounting, with the completed sale of our entire equity interests in Incuron recorded in the quarter ended June 30, 2015. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States ("GAAP").
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
Cash and Cash Equivalents
Of the $5.9 million and $3.1 million of cash and cash equivalents at December 31, 2015 and December 31, 2014, respectively, $1.9 million and $0.0 million, respectively, consisted of highly liquid investments with maturities of 90 days or less when purchased. These investments consist of U.S. Treasury securities, time deposits and investments in money market funds with commercial banks and financial institutions. As of December 31, 2015, $1.2 million of the Company’s cash and cash equivalents were held in Russian banks, of which $1.1 million was denominated in rubles with the remaining $0.1 million denominated in U.S. dollars.
Short-Term Investments
The Company’s short-term investments are classified as available for sale. Accordingly, these investments are carried at fair market value. Short-term investments consisted primarily of U.S. Treasury securities. Unrealized gains and losses on available for-sale investments are reported as Other Comprehensive Loss, a separate component of stockholders’ equity. Realized gains and losses, and interest and dividends on available-for-sale securities are recorded in our Consolidated Statement of Operations as "Interest and Other Income." The cost of securities sold is based on the specific identification method. All of the Company's short-term investments were held in U.S. financial institutions.

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to a significant concentration of credit risk primarily consist of cash and cash equivalents and short-term investments. The Company maintains cash balances with financial institutions in excess of insured limits. With the exception of our deposits at NOTA-Bank, discussed in "Restricted Cash" below, the Company does not believe it is exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
As of December 31, 2015, the Company held 21% of its cash and cash equivalents in accounts located outside of the United States.
As of February 12, 2016, the Russian Ruble: Dollar exchange rate increased from 72.8827 to 79.1144, resulting in a decrease of $(87.1) thousand to the Company’s cash and cash equivalents as compared to December 31, 2015.
Significant Customers and Accounts Receivable
The following table presents our revenue by customer, on a proportional basis, for the periods indicated:

	Years ended December 31,
	2015	2014	Variance
U.S. Department of Defense	7.9%	0.6%	7.3%
Russian government agencies	59.6%	95.2%	(35.6)%
Incuron, LLC	32.5%	4.2%	28.3%
	100.0%	100.0%	—%
Although the Company anticipates ongoing contract and grant revenue from these customers, there is no guarantee that these revenue streams will continue in the future.
The Company extends unsecured credit to its government customers under normal trade agreements and contracted terms, which generally require payment within 30 days. Accounts receivable consist of amounts due under contracts and grants from these customers, along with amounts receivable under subleases at our Buffalo, New York office facility. There were allowances for doubtful accounts of $0.2 and $0.1 million at December 31, 2015 and December 31, 2014, respectively, pertaining to accounts receivable from our subleases.
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
Restricted Cash
Restricted cash at December 31, 2015 includes certificates of deposit denominated in Russian rubles and posted by Panacela and BioLab 612 as collateral for performance guarantees for their contracts with the Ministry of Industry and Trade of the Russian Federation. The guarantees require Panacela and BioLab 612 to satisfactorily perform their statements of work under the contracts, after which the requirement for these deposits will be released. Both Panacela and BioLab 612 anticipate satisfactory contract performance with the release of funds processed in 2017. As a consequence, all of the Company’s restricted cash is classified as a noncurrent asset.
Some of our restricted cash is on deposit at NOTA-Bank. We previously disclosed that the Bank of Russia appointed temporary management of NOTA-Bank and placed a three-month moratorium on all creditor claims. Subsequently, on November 24, 2015, the bank’s license was revoked by the Bank of Russia, and on January 19, 2016, the Moscow Arbitration Court declared NOTA-Bank insolvent, noting a 70% deficiency in assets.  As a result of these developments, the absence of deposit insurance coverage available to Panacela and the fact that what assets do remain will need to be settled according to priorities established by Russian law (i.e., corporate depositors are satisfied after individual depositors and state-sponsored organizations), we have written off the full value of our deposits with NOTA-Bank, aggregating $1,060,834, which was recorded as "Investment Loss Provision" on the Statement of Operations for the year ended December 31, 2015. The remaining amount of "Restricted Cash" at December 31, 2015, is on deposit with other banking institutions. If and when we recover deposits from NOTA-Bank, we will record a gain at that time.
Equity Method Investment
The Company’s equity method investment, reported as of December 31, 2014, included its minority holdings in Incuron. The opening equity investment amount as of November 25, 2014, the date at which we no longer maintained a controlling interest, was determined to be $4,554,000 and represented an ownership interest in Incuron of 46.96%. This determination was made by an independent valuation expert based on the commercial potential of Incuron’s drug candidates and market values assigned to other early-stage oncology drug candidates.
Under the equity method, the carrying amount of the investment is adjusted for the Company’s share of earnings and losses, as well as any capital contributions to and distributions from Incuron. The Company classifies income and losses related to its equity method investments as a component of operating income or loss as Incuron is an extension of the Company’s core business.
Intellectual Property
Costs related to filing and pursuing patent applications are recognized as general and administrative expenses as incurred, since the recoverability of such expenditures is uncertain. Upon marketability approval by the U.S. Food and Drug Administration ("FDA"), or a respective foreign governing body, such costs will be capitalized and depreciated over the expected life of the related patent.
Deferred Revenue
Deferred revenue represents cash received under grants and contracts in excess of the revenue recognizable through the end of the respective financial reporting period. The revenue associated with these advances will be recognized in future periods as the applicable costs are incurred.
Accrued Warrant Liability
Certain warrants are accounted for as derivative instruments in accordance with the Financial Accounting Standards Board Accounting Standards Codification (the "Codification"), on derivatives and hedging as the warrant holders, under certain change of control situations, could require settlement in cash. As such, the warrants were initially recorded as liabilities based on their fair values on the date of issuance. Subsequent changes in the value of the warrants are recorded in the Statements of Operations as “Change in value of warrant liability.”

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
Other Comprehensive Income/(Loss)
The Company applies the Codification on comprehensive income (loss) that requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The following table presents the changes in accumulated other comprehensive loss for the year ended December 31, 2015.

	Unrealized loss on available-for-sale securities	Gains and losses on foreign exchange translations	Total
Beginning balance	$—	$(380,110)	$(380,110)
Other comprehensive income/(loss) before reclassifications	(6,190)	30,025	23,835
Amounts reclassified from accumulated other comprehensive loss	—	(51,776)	(51,776)
Ending balance	$(6,190)	$(401,861)	$(408,051)

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
Research and Development
Research and development ("R&D") costs are expensed as incurred. R&D costs primarily consist of salaries, fringe benefits, and stock-based compensation for our clinical and scientific personnel along with a ratable share of our facility expenses. Other R&D expenses include fees paid to research-oriented consultants and outside service providers, and the costs of materials used in clinical trials and other research activities.
Accounting for Stock-Based Compensation
The 2006 Equity Incentive Plan, as amended (the “Plan”), authorizes CBLI to grant (i) options to purchase common stock, (ii) restricted or unrestricted stock units, and (iii) stock appreciation rights, so long as the exercise or grant price of each are at least equal to the fair market value of the stock on the date of grant. At the 2015 annual meeting of stockholders, an amendment to increase the maximum number of shares of common stock reserved for issuance under the Plan was approved, and as of December 31, 2015, an aggregate of 650,000 shares of common stock were authorized for issuance under the Plan, of which a total of approximately 180,476 shares of common stock remained available for future awards. A single participant cannot be awarded more than 100,000 shares annually. Awards granted under the Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term and number of shares) under the Plan are specified in an award document, and approved by compensation committee of the CBLI board of directors.
The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted and a discussion of the Company’s methodology for developing each of the assumptions used:

	For the year ended December 31,
	2015	2014
Risk-free interest rate	1.35-1.59%	1.59 - 1.98%
Expected dividend yield	0%	0%
Expected life	5 - 5.5 Years	5 - 6 Years
Expected volatility	75.53-76.21%	71.24 - 78.02%
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
In June 2013, CBLI’s stockholders approved the 2013 Employee Stock Purchase Plan ("ESPP"), which provides a means by which eligible employees of CBLI, and certain designated related corporations may be given an opportunity to purchase shares of CBLI common stock. As of December 31, 2015, there were 225,000 shares of common stock reserved for purchase under the ESPP. The number of shares reserved for purchase under the ESPP increases on January 1 of each calendar year by the lesser of (i) 10% of the total number of shares of common stock outstanding on December 31 of the preceding year, or (ii) 100,000 shares of common stock. The ESPP, when implemented, will allow employees to use up to 15% of their compensation, up to $25,000 per year, to purchase shares of common stock at an amount equal to 85% of the fair market value of the our common stock on the offering date or the purchase date, whichever is less.
Income taxes
No income tax expense was recorded for the years ended December 31, 2015, and 2014, as the Company did not have taxable income for any of the years presented. A full valuation allowance has been recorded against the Company’s net deferred tax asset.
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
The Company has excluded the following outstanding warrants and options from the calculation of diluted net loss per share because all such securities were antidilutive for the periods presented:

	As of December 31,
Common Equivalent Securities	2015	2014
Warrants	2,222,155	875,304
Options	343,643	261,389
Total	2,565,798	1,136,693
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
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company's fiscal year beginning January 1, 2018. The expected adoption method of ASU 2016-01 is being evaluated by the Company and the adoption is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.
In May 2015, the FASB issued ASU 2015-08, Business Combinations - Pushdown Accounting - Amendment to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. This Update was issued to amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115. This ASU is not expected to have a significant impact on the Company’s financial statements.
In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The amendments in this Update apply to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity (either public or nonpublic) upon the occurrence of an event in which an acquirer (an individual or an entity) obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity's most recent change-in-control event. The amendments in this Update were effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. This ASU is not expected to have a significant impact on the Company’s financial statements.
In May 2014, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Update ("ASU, 2014-9"), Revenue from Contracts with Customers, which updates the principles for recognizing revenue. ASU 2014-9 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-9 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15") requires that an entity’s management evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods beginning after December 15, 2016 and for interim periods thereafter. The Company is evaluating the potential impacts of this new standard on its quarterly reporting process.
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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,885,826	$—	$—	$1,885,826
Short-term investments	13,701,273	—	—	13,701,273
Total assets	$15,587,099	$—	$—	$15,587,099
Liabilities:
Accrued warrant liability	$—	$—	$4,048,900	$4,048,900
	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Accrued warrant liability	$—	$—	$862,074	$862,074
Compensatory stock options not yet issued (1)	—	—	132,295	132,295
Total liabilities	$—	$—	$994,369	$994,369

(1)	Included in accrued expenses in the accompanying consolidated balance sheets.
The Company has certain warrants that could require settlement in cash if a fundamental transaction occurs, as defined in the respective agreements. These agreements specify the amount due to warrant holders is based on the Black-Scholes pricing model. The following are the assumptions used to measure the accrued warrant liability at December 31, 2015 and 2014, which were determined in a manner consistent with that described for grants of options to purchase common stock as set forth in Note 2, “Summary of Significant Accounting Policies:"

	December 31,
	2015	2014
Stock Price	$3.49	$5.60
Exercise Price	$ 3.00 - 100.00	$ 10.10 - 100.00
Term in years	0.48 - 5.60	0.46 - 6.04
Volatility	64.00 - 114.74%	70.69 - 100.08%
Annual rate of quarterly dividends	0%	0%
Discount rate- bond equivalent yield	.31 - 1.86%	.12 - 1.65%
The following table sets forth a summary of changes in the fair value of the Company’s Level 3 fair value measurements for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015
	Accrued Warrant Liability	Compensatory Stock Options Issued After Year End
Beginning Balance	$862,074	$132,295
Total (gains) or losses, realized and unrealized, included in earnings (1)(2)	221,915	(51,569)
Issuances	3,636,260	—
Settlements	(671,349)	(80,726)
Balance at, December 31, 2015	$4,048,900	$—
	Year Ended December 31, 2014
	Accrued Warrant Liability	Compensatory Stock Options Issued After Year End
Beginning Balance	$1,241,311	$309,450
Total (gains) or losses, realized and unrealized, included in earnings (1)(2)	(2,572,035)	(21,055)
Issuances	2,283,092	132,295
Settlements	(90,294)	(288,395)
Balance at, December 31, 2014	$862,074	$132,295

(1)
Unrealized gains or losses related to the accrued warrant liability were included as change in value of accrued warrant liability. For the years ended December 31, 2015 and 2014 we realized gains of $671,349 and $90,294, respectively, in connection with the elimination of the Series B warrants issued to an investor in the January 2014 equity investment transaction.

(2)	Expenses recorded for compensatory stock options not yet issued are included in "Research and Development" expense and "General and Administrative" expense in the Statements of Operations.
Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis. As of December 31, 2015 and 2014, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.
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

	December 31, 2015
Description	Fair Value	Valuation Technique	Unobservable Input	Range in years
Accrued warrant liability	$4,048,900	Black-scholes pricing model	Expected term	0.48 - 5.60
Management believes the value of the accrued warrant liability and compensatory stock options are more sensitive to changes in the Company’s stock price at the end of the respective reporting period as opposed to changes in the expected term. At December 31, 2015, a 10% increase in the expected term of the Company’s warrants measured using the Black-Scholes pricing model would increase the warrant liability by approximately 2%, while a 10% decrease in the expected term would decrease the warrant liability by approximately 2%. A 10% increase in the Company’s stock price would result in an increase in the accrued warrant liability of approximately 13%, while a 10% decrease in the stock price would decrease the warrant liability by approximately 12%.
The carrying amounts of the Company’s remaining financial instruments, which include cash, short-term investments, accounts receivable and accounts payable, approximate their fair values due to their short maturities.
4. Equipment
The following table summarizes the Company’s gross equipment costs for the years ended December 31, 2015 and 2014:

	As of December 31,
	2015	2014
Lab equipment	$298,772	$1,062,679
Computer equipment	1,023,795	293,663
Furniture	494,188	528,807
	1,816,755	1,885,149
Less accumulated depreciation	(1,693,797)	(1,640,612)
Equipment, net	$122,958	$244,537
As part of the sublease income received from Buffalo BioLabs, Inc. mentioned in Note 9, Significant Alliances and Related Parties, the Company leases lab equipment to Buffalo BioLabs, Inc. The original cost and net book value of that equipment as of December 31, 2015 was $989,149 and $62,501, respectively. The monthly income we receive from Buffalo BioLabs, Inc. for this equipment is $4,500 and is cancellable upon 90 days notice.
5. Noncontrolling Interests
On May 31, 2012, BCV contributed approximately 194.0 million Russian rubles (approximately $5.9 million) to Incuron, which increased its ownership percentage to 40.78% and decreased CBLI’s ownership percentage to 59.22%, which was the ownership percentage at December 31, 2013. On June 20, 2014, BCV contributed 100.0 million Russian rubles (approximately $2.9 million) to Incuron, which increased its ownership interest from 40.78% to 46.06% and decreased CBLI’s ownership percentage from 59.22% to 53.94%. The effect of this change in CBLI’s ownership interest in Incuron on CBLI’s equity is shown on the consolidated statement of stockholders’ equity. On August 5, 2014, BCV contributed an additional 79.9 million Russian rubles (approximately $2.3 million) to Incuron which increased its ownership interest from 46.06% to 49.98%. On November 25, 2014, BCV exercised their rights under Amendment 1 to the Participation Agreement and purchased 3.05% of Incuron from us for a nominal amount. As a result, effective November 25, 2014 CBLI no longer maintained control of Incuron, owning 46.96%, and deconsolidated Incuron. The Company’s consolidated income statement for the year ended December 31, 2014 includes revenue, research and development, and general and administrative expenses recognized by Incuron through November 25, 2014 in the amounts of $1,000,770, $1,664,094 and $907,643, respectively.
Beginning on November 25, 2014, CBLI accounted for its ownership interest in Incuron using the equity method of accounting, and recognized its share of equity method losses in the amount of $285,542 by December 31, 2014. The gain on deconsolidation of Incuron amounted to $14,206,555, and was determined based on comparison of the fair value of CBLI’s retained investment in Incuron of $4,554,000 and the carrying amount of the non-controlling interest on the deconsolidation date of $9,797,083, less the carrying amount of the net assets of Incuron on the deconsolidation date of $144,528.
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
On April 29, 2015, CBLI entered into an agreement to sell its equity stake in Incuron to Dr. Mikhail Mogutov, Chairman of Incuron’s Board of Directors and founder of BCV and/or his designee. The transaction was split into two tranches, with 75% of the Company’s equity stake in Incuron being sold for approximately $3 million on April 29, 2015, and an option being given to Dr. Mogutov to purchase CBLI’s remaining ownership interest in Incuron for approximately $1 million, which was exercised by his affiliate, BCV, on June 30, 2015. The purchase price was paid in the form of (i) $2 million in cash received in April 2015, (ii) the transfer of 264,318 shares of CBLI’s common stock (the "Mogutov Shares"), to escrow which were to be sold with the net proceeds provided to CBLI, and (iii) $1 million in cash paid in July 2015. Consequently, CBLI's remaining cost basis of $906,321, that resulted from the independent valuation discussed above, was initially recorded as a reduction in equity in the form of treasury stock. By December 31, 2015, 105,418 Mogutov Shares had been sold leaving 158,900 Mogutov Shares with CBLI's escrow agent. As such, $417,545, representing CBLI's net cash proceeds from the sale of these shares of stock have reduced the treasury stock balance at December 31, 2015. In addition, CBLI assigned its remaining intellectual property relating to Curaxin CBL0137 to Incuron in exchange for a 2% royalty on the future commercialization, licensing or sale of the Curaxin CBL0137 technology.
We anticipate that CBLI will continue to provide services to Incuron in a related party capacity following the date of deconsolidation to assist in furthering the development of CBL137. Since the date of the deconsolidation, the Company recognized $881,732 and

$154,687 of revenues associated with executed services contracts for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015 the Company held $135,989 in accounts receivable from Incuron.
In 2011 Rusnano, and certain other third-party technology providers formed Panacela to develop and commercialize early-stage drug candidates for the treatment of oncological, infectious or other diseases. CBLI invested $3.0 million, certain third-party owners, assigned and/or provided exclusive licenses, and Rusnano invested $9.0 million, with an additional $17.0 million available for investment. $1.5 million of the $17.0 million was invested in the form of a convertible loan (the “Panacela Loan”), discussed in Note 6, “Debt.”
By the fourth quarter of 2015 Panacela owed approximately $2.1 million to Rusnano under the Panacela Loan, approximately $0.4 million in trade payables to CBLI and approximately $0.4 million to third-party vendors, for total obligations of approximately $2.9 million. CBLI issued 256,215 shares of common stock to Rusnano, at an agreed-upon valuation of $4.45 per share for an aggregate value of approximately $1.1 million in partial settlement of the obligations due under the Panacela Loan. Then, through a combination of debt-to-equity conversions and cash investment, an additional $1.8 million of equity capital was provided to Panacela in order to retire the remaining obligations. As a result, the Panacela Loan was fully retired, Rusnano’s proportionate equity position remained constant and CBLI’s grew from 60.47% to 66.77% at December 31, 2015. CBLI issued the 256,215 shares of common stock to Rusnano on December 18, 2015 when the stock closed at a price of $3.73 per share, or $0.72 below the $4.45 per share agreed-upon value, resulting in a gain on debt extinguishment of approximately $184,000 which has been recorded as Interest Other Income in the Statement of Operations for the year ended December 31, 2015.
6. Debt
On September 30, 2013, CBLI and BioLab 612 entered into a Loan and Security Agreement (the "Hercules Loan "), with Hercules Technology II, L.P. ("Hercules"), pursuant to which we issued a $6.0 million note and received net proceeds of $5.9 million. During 2015, the Hercules Loan was fully retired. The Hercules Loan bore interest at 10.45% per annum and matured on January 1, 2017, requiring interest-only payments for the initial 12 months and principal and interest payments in 27 monthly installments thereafter. In June 2014, CBLI repaid $4.0 million of the Hercules Loan primarily using net proceeds from a sale of equity intended for this purpose. Between June 2014 and August 2015 CBLI repaid the remaining principal and interest in accordance with the provisions of the Hercules Loan. In August 2015, CBLI fully paid the remaining obligations of the Hercules Loan along with a prepayment penalty of approximately $28,000 and expensed approximately $76,000 in deferred charges. In connection with the Hercules Loan, CBLI granted a first priority lien in substantially all of CBLI’s assets (exclusive of intellectual property) to Hercules. Upon full repayment this lien was cancelled.
Additional features of the Hercules Loan, all of which were recorded as debt issuance costs and loan discounts in non-current assets, include: $102,000 related to legal fees and a $100,000 facility fee both of which were paid in cash. A $550,000 “end-of-term charge” which was due and paid upon full repayment of the loan and was included in long-term liabilities. And a 5-year warrant to purchase 7,813 shares of CBLI common stock. The warrant had an initial exercise price of $32.00 per share, which was subsequently lowered to $10.10 per share in accordance with its terms. The Black-Scholes pricing model yielded $117,999 as the fair value of the warrant upon issuance which was recorded as equity. CBLI amortized the loan discounts and debt issuance costs to interest expense during the term the loan was outstanding using the effective interest rate method, which approximated 16.6%.
On September 3, 2013, Panacela entered into the Panacela Loan with Rusnano and CBLI pursuant to which Panacela issued a $1,530,000 note to Rusnano. During 2015 and as noted in Note 5, "Noncontrolling Interests," the Panacela Loan was fully retired. The Panacela Loan bore interest at a rate of 16.3% per annum and matured in September 2015, which was extended into the fourth quarter of 2015. In connection with the Panacela Loan, CBLI issued Rusnano a warrant to purchase shares of CBLI's common stock in the event Panacela defaulted on the Panacela Loan. This warrant was cancelled upon retirement of the Panacela Loan.
For the years ended December 31, 2015 and 2014, we recognized interest expense of $532,049 and $1,340,639 for these loans, respectively. Included in interest expense was $75,907 and $401,803 recognized as non-cash reductions of debt issuance costs associated with loan prepayments for the years ended December 31, 2015 and 2014, respectively.

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
As discussed in Note 5, "Noncontrolling Interests," CBLI issued 256,215 shares of common stock to Rusnano, at an agreed-upon value of $4.45 per share for an aggregate value of approximately $1.1 million in partial settlement of the obligations due under the Panacela Loan. The issuance of these shares were recorded at market on the date of issuance, which was $3.73 per share.
On July 9, 2015, the Company sold 6,459,948 shares of the Company’s common stock to David Davidovich, a venture capital investor, for an aggregate purchase price of $25.0 million, or $3.87 per share.
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
In a concurrent private placement, or the Private Placement Transaction, and, together with the Offerings, CBLI sold to the purchasers of the Shares and Pre-Funded Warrants, 717.4 shares of our Series A Convertible Preferred Stock, stated value of $1,000 per share, or the Preferred Stock, which are convertible into 239,134 shares of our common stock. Gross proceeds from the Offerings amounted to approximately $4.2 million before deducting placement agent fees and expenses. In addition, Series A warrants, or the Series A Warrants, were issued to purchase one share of our common stock for each share of common stock purchased or prefunded in the Offerings and each share of Series A Convertible Preferred Stock purchased in the Private Placement Transaction. The Series A Warrants cover, in the aggregate, 1,406,028 shares of common stock and became exercisable on the six month anniversary of the date of issuance at an exercise price of $3.64 and expire 6 years from the date they become exercisable.
The Series A Warrants and Pre-Funded Warrants contain provisions that could require CBLI to settle the warrants in cash, and also provide for price or share issuance adjustments in the event of a subsequent qualified issuance of common stock at a price below $3.64 for the Series A Warrants or $3.00 for the Pre-Funded Warrants, and accordingly have been classified as a liability. As of February 6, 2015, the closing date, the fair value of the Preferred Stock and the Pre-Funded Warrants amounted to $3,636,260 and was determined based on the assumptions using the Black-Scholes valuation model listed below.
During 2015, the Pre-Funded Warrants and the Preferred Stock had fully converted into common stock and as such, no balances other than stockholders’ equity remain for these securities.
On June 20, 2014, the Company completed a sale of units that were immediately separable into an aggregate of 308,370 shares of the Company’s common stock and warrants to purchase up to 154,186 additional shares of the Company’s common stock issuable upon the exercise of a warrant. Each unit was sold for $11.35, which qualified as an “at market” transaction as determined by NASDAQ, resulting in net proceeds of approximately $3.4 million after deducting for placement agent fees and offering expenses. In connection with the sale, the Company issued 1,324 warrants to the placement agent. Each warrant has an exercise price of $11.20 per share, and will expire 5 years from the date of issuance. The sale also triggered a reduction in the exercise price of 228,891 of the Company’s warrants to $10.10.
On January 16, 2014, the Company completed a public offering of 286,886 shares of the Company’s common stock at a price of $24.40 per share, resulting in net proceeds of approximately $6.4 million after deducting for placement agent fees and offering expenses. In connection with the offering, the Company issued Series A warrants for 143,445 shares of common stock and Series B warrants for 143,445 shares of common stock to the purchasers. Each Series A warrant has an exercise price of $24.40 per share, and expire five years from the date of issuance. Each Series B warrant has an exercise price of $24.40 per share, and expire 18 months from the date of issuance. In addition to the warrants issued to the purchasers, the Company also issued Series A warrants for an aggregate of 4,306 shares of common stock and Series B warrants for an aggregate of 4,306 shares of common stock to the placement agent as compensation for completing the offering. The warrants to the placement agent have the same terms, including exercise price, as the warrants issued to investors. The offering also triggered a reduction in the exercise price of 221,078 of the Company’s warrants to $24.40.
The January 2014 Series A and B warrants contain provisions that could require the Company to settle the warrants in cash, and accordingly, have been classified as a liability. The fair value of the January Series A and B warrants amounted to $2,283,092 and was determined based on the assumptions using the Black-Scholes valuation model listed below.
The following table sets forth the Black-Scholes valuation model assumptions used to value the warrants noted above at the dates indicated:

	February 6, 2015
	Series A	Pre-Funded	January 16, 2014
Stock price	$3.16	$3.16	$24.60
Exercise price	$3.64	$3.00	$24.40
Term in years	6.5	1.00	.75 - 2.50
Expected volatility	0.83%	0.88%	43.06 - 79.86
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.48%	0.26%	0.09% - 0.58%
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
On January 9, 2015, the Company and certain investors amended a Securities Purchase Agreement, dated as of February 25, 2010, to remove restrictions on the Company’s ability to issue securities involving a variable rate transaction, as therein defined. In exchange, the Company agreed to extend the expiration dates from March 2, 2015 to March 2, 2017 on warrants to purchase shares of the Company’s common stock, and revised the anti-dilution provision to include variable rate transactions.
The following table sets forth the changes in the number of warrants outstanding for the periods presented:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2013	526,752	$54.00
Granted	451,012	19.85
Forfeited, Canceled	(102,460)	24.40
Outstanding at December 31, 2014	875,304	33.72
Granted	1,406,028	3.64
Exercised	(5,077)	3.00
Forfeited, Canceled	(54,100)	36.71
Outstanding at December 31, 2015	2,222,155	13.98
Equity Incentive Plan
The following is a summary of option award activity under the Plan for the year ended December 31, 2015:

	Year Ended December 31, 2015
	Total Stock Options Outstanding	Weighted Average Exercise Price per Share	Nonvested Stock Options	Weighted Average Grant Date Fair Value per Share
December 31, 2014	261,389	$67.89	21,287	$22.31
Granted	131,500	3.19	90,750	2.02
Vested	—	—	(51,287)	10.06
Exercised	—	—	—	—
Forfeited, Canceled	(49,246)	43.72	(18,750)	3.14
December 31, 2015	343,643	46.60	42,000	1.99
The following is a summary of outstanding stock options under the Plan as of December 31, 2015:

	Stock Options Outstanding	Non-Vested Stock Options
Quantity	343,643	42,000
Weighted-average exercise price	$46.60	$3.15
Weighted Average Remaining Contractual Term (in Years)	6.72	9.32
Intrinsic value	$—	$—
For the years ended December 31, 2015, and 2014, the Company granted 131,500, and 49,550 stock options, respectively, with a weighted-average grant date fair value of $2.01, and $7.60, respectively. For the years ended December 31, 2015, and 2014, the total fair value of options vested was $515,904, and $267,382, respectively. The total intrinsic value of options exercised for the years ended December 31, 2015, and 2014 was $0, and $0, respectively.
As of December 31, 2015, total compensation cost not yet recognized related to non-vested stock options was $25,529. The Company expects to recognize this cost over a weighted average period of 0.23 years.
8. Significant Alliances and Related Parties
Roswell Park Cancer Institute
The Company has entered into several agreements with Roswell Park Cancer Institute, or RPCI, including: various sponsored research agreements, an exclusive license agreement and clinical trial agreements for the conduct of the Phase 1 entolimod oncology study and the Phase 1 CBL137 intravenous administration study. Additionally, the Company’s Chief Scientific Officer, Dr. Andrei Gudkov, is the Senior Vice President of Basic Research at RPCI.
The Company incurred $970,260, and $1,042,859 in expense to RPCI related to research grants and agreements for the years ended December 31, 2015, and 2014, respectively. The Company had $0 and $208,092 included in accounts payable owed to RPCI at December 31, 2015 and 2014, respectively. In addition, the Company had $183,877 and $324,194 in accrued expenses payable to RPCI at December 31, 2015 and 2014, respectively.
The Cleveland Clinic
CBLI entered into an exclusive license agreement, or the License, with The Cleveland Clinic pursuant to which CBLI was granted an exclusive license to The Cleveland Clinic’s research base underlying our therapeutic platform and certain product candidates in development by Panacela. CBLI has the primary responsibility to fund all newly developed patents; however, The Cleveland Clinic retains ownership of those patents covered by the agreement. CBLI also agreed to use commercially diligent efforts to bring one or more products to market as soon as practical, consistent with sound and reasonable business practices and judgments. In consideration for the License, CBLI agreed to issue The Cleveland Clinic common stock and make certain milestone, royalty and sublicense royalty payments. Milestone payments, which may be credited against future royalties, amounted to $0, and $0 for the years ended December 31, 2015, and 2014, respectively. No royalty or sublicense royalty payments were made to The Cleveland Clinic during the two-year period ended December 31, 2015.

The Company also recognized $9,700, and $0 as research and development expense to CCF for the years ended December 31, 2015, and 2014, respectively. The Company had $9,700 and $0 included in accrued expenses payable at December 31, 2015 and 2014, respectively.

Buffalo BioLabs, et. al.
Our Chief Scientific Officer, Dr. Andrei Gudkov has business relationships with several entities with which we transact business, the most significant of which is Buffalo BioLabs ("BBL"), where Dr. Gudkov was a founder and currently serves as their Principal Scientific Adviser. Pursuant to a master services agreement we have with BBL, the Company recognized $1,405,261, and $1,494,464 as research and development expense for the years ended December 31, 2015, and 2014, respectively, and included $0 and $54,353 in accounts payable at December 31, 2015 and 2014. In addition, the Company had $87,690 and $9,716 in accrued expenses payable to BBL at December 31, 2015 and 2014. We also recognized $101,667, and $230,398 from BBL for sublease and other income for the years ended December 31, 2015, and 2014, respectively. Pursuant to our real estate sublease and equipment lease with BBL, we had gross and net accounts receivable of $215,414 and $0 at December 31, 2015 and gross and net accounts receivables of $198,124 and $88,363 at December 31, 2014, respectively.
9. Income Taxes
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
Income (loss) from continuing operations consists of the following:

	For the Year Ended December 31,
	2015	2014
US operations	$(9,988,875)	$6,234,092
Foreign operations	(3,056,042)	(6,198,726)
	$(13,044,917)	$35,366
The provision for income taxes charged to continuing operations is $0 for all periods presented.
Deferred tax assets (liabilities) were comprised of the following as of the periods presented below:

	As of December 31,
	2015	2014
Deferred tax assets:
Operating loss carryforwards	$51,710,000	$48,643,000
Accrued expenses	8,932,000	8,916,000
Tax credit carryforwards	3,618,000	3,449,000
Intellectual property	3,902,000	3,214,000
Outside tax basis difference in affiliate	—	3,948,000
Equipment	330,000	365,000
Other	—	—
Total deferred tax assets	68,492,000	68,535,000
Deferred tax liabilities:	—	—
Net deferred tax asset	68,492,000	68,535,000
Valuation allowance	(68,492,000)	(68,535,000)
	$—	$—
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to the pretax loss from continuing operations as a result of the following differences:

	For the Year Ended December 31,
	2015	2014
Tax at the U.S. statutory rate	$(4,435,000)	$12,000
Change in value of warrant liability	75,000	(905,000)
Valuation allowance	3,335,000	5,717,000
Deconsolidation of Incuron	—	(4,830,000)
Gain on sale of Incuron	1,020,000	—
Other	5,000	6,000
	$—	$—
At December 31, 2015, the Company had U.S. federal net operating loss carryforwards of approximately $128,665,000, which begin to expire if not utilized by 2023, and approximately $3,750,000 of tax credit carryforwards which begin to expire if not utilized by 2024. The Company also has state net operating loss carryforwards of approximately $118,097,000, which begin to expire if not utilized by 2027 and state tax credit carryforwards of approximately $336,000, which begin to expire if not utilized by 2022. The purchase of 6,459,948 shares of common stock by Mr. Davidovich on July 9, 2015 resulted in Mr. Davidovich owning 60.2% of the Company, at that time. We therefore believe it highly likely that this transaction, more fully described in Note 7, "Stockholders’ Equity," will be viewed by the U.S. Internal Revenue Service as a change of ownership as defined by Section 382 of the Internal Revenue Code. Consequently, our ability to utilize $124,662,000 of U.S. federal net operating loss carryforwards, $3,642,000 of U.S. tax credit carry forwards, $114,094,000 of state net operating loss carryforwards, and $336,000 of state tax credit carryforwards, all of which occurred prior to July 9, 2015, are limited. As such, a significant portion of these carryforwards will likely expire before they can be utilized, even if the Company is able to generate taxable income that, except for this transaction, would have been sufficient to fully utilize these carryforwards.
The Company files U.S. federal tax returns, along with various state and foreign income tax returns. All federal, state and foreign tax returns for the years ended December 31, 2014, 2013 and 2012 are still open for examination.
The following presents a roll-forward of the unrecognized tax benefits and the associated interest and penalties:

	Unrecognized Tax Benefits	Interest and Penalties
Balance at January 1, 2014	$445,000	$—
Prior year tax position	—	—
Current year tax position	—	—
Deferred tax position	8,000	—
Settlements with tax authorities	—	—
Expiration of the statute of limitations	—	—
Balance at December 31, 2014	453,000	—
Prior year tax position	—	—
Current year tax position	—	—
Deferred tax position	15,000	—
Settlements with tax authorities	—	—
Expiration of the statute of limitations	—	—
Balance at December 31, 2015	$468,000	$—
CBLI received New York State incentive tax credit refunds of $119,200, and $0 during 2015, and 2014, respectively. These refundable tax credits were based on the Company’s research and development activities, real estate tax payments, employment levels and equipment purchases. Since there is no state tax liability or refund of prior year tax payments, these refundable tax credits were recorded against operating expenses in the year of receipt, instead of being recorded as an income tax benefit.
10. Employee Benefit Plan
CBLI maintains an active defined contribution retirement plan for its employees, referred to herein as the Benefit Plan. All employees satisfying certain service requirements are eligible to participate in the Benefit Plan. The Company makes matching cash contributions each payroll period, up to 4% of employees’ salaries. The Company’s expense relating to the Benefit Plan was $76,668, and $79,737 for the years ended December 31, 2015, and 2014, respectively.

11. Commitments and Contingencies
The Company has entered into various agreements with third parties and certain related parties in connection with the research and development activities of its existing product candidates as well as discovery efforts on potential new product candidates. These agreements include fixed obligations to sponsor research and development activities, minimum royalty payments for licensed patents and additional amounts that may be required upon the achievement of scientific, regulatory and commercial milestones, including milestones such as the submission of an IND to the FDA and the first commercial sale of the Company’s products in various countries. As of December 31, 2015 the Company is uncertain as to whether any of these contingent events will become realized. There were no milestone payments or royalties on net sales accrued for any of these agreements as of December 31, 2015 and 2014 as none were due.
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
As of December 31, 2015, the Company had unconditional purchase obligations totaling $977,860 for goods and services, substantially all of which the Company anticipates to incur during 2016.
Capital Lease
In December 2011, the Company entered into a capital lease for scientific equipment in the amount of $304,673. The terms of the lease required an upfront payment of $82,983 and monthly payments of $7,616 for 36 months once the lease term began in March 2012. Principal payments under the capital lease obligation were $7,522, and $83,634; and, interest payments were $90, and $7,707 for the years ended December 31, 2015, and 2014, respectively. As of December 31, 2015, accumulated depreciation for the leased equipment was $55,423.
Operating Leases
The Company leases laboratory facilities and office facilities at various locations with expiration dates ranging from 2015 to 2019. The Company recognizes rent expense on a straight-line basis over the term of the related operating leases. For the years ended December 31, 2015, and 2014, total rent expense related to the Company’s operating leases was $395,461, and $511,029, respectively. In addition, the Company has subleased some of its facilities.
As of December 31, 2015, future minimum payments under operating leases are as follows:

2016	$372,420
2017	365,565
2018	376,532
2019	191,048
2020	—
Total minimum lease payments	$1,305,565

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A: Controls and Procedures
Effectiveness of Disclosure
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), as of December 31, 2015. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B: Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2016 Annual Meeting of Stockholders.
Item 11. Executive Compensation
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation,” and “Management and Corporate Governance” in our Proxy Statement for the 2016 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2016 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in our Proxy Statement for the 2016 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2016 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:

(1)	Financial Statements, included in Part II, Item 8. “Financial Statements and Supplementary Data”:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the years ended December 31, 2015 and 2014
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014
Consolidated Statement of Stockholders’ Equity as of December 31, 2015 and 2014
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:
None.

(3)	Index to Exhibits: The exhibits listed in the following Exhibit Index are filed with this report or, as noted, incorporated by reference here.

Exhibit No.	Identification of Exhibit
3.1
Restated Certificate of Incorporation filed with the Secretary of State of Delaware on March 18, 2010 (Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 2009, filed on March 22, 2010).

3.2
Certificate of Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on June 20, 2013 (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the period ended June 30, 2013, filed on August 9, 2013).

3.3	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 27, 2015).
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 9, 2015).
3.5
Certificate of Amendment of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 9, 2015).

3.6	Second Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 5, 2007).
3.7	Amendment to Second Amended and Restated By-Laws of Cleveland BioLabs, Inc. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 18, 2015).
4.0	Form of Common Stock Purchase Warrant (Series D Transaction) (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 30, 2009).
4.1	Form of Common Stock Purchase Warrant (Private Placement closed on March 2, 2010) (Incorporated by reference to Exhibit 4.1 to Form 8-K/A filed on February 26, 2010).
4.2	Form of Series F Warrants (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 21, 2011).
4.3	Form of Warrant Agreement by and between Cleveland BioLabs, Inc. and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 22, 2012).
4.4
Warrant Agreement, dated September 30, 2013, between Cleveland BioLabs, Inc. and Hercules Technology II, L.P. (Incorporated by reference to Exhibit 4.2 to Form 10-Q for the period ended September 30, 2013, filed on November 8, 2013).

Exhibit No.	Identification of Exhibit
4.5.1	Form of Series A Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 15, 2014).
4.5.2
Amendment to Series A Common Stock Purchase Warrant, dated September 4, 2014, by and between Cleveland BioLabs, Inc.,Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (Incorporated by reference to Exhibit 4.1 and Exhibit 4.2 to Form 8-K filed on September 8, 2014).

4.6	Form of Series J Warrant Agreement (Incorporated by reference to Exhibit 4.1 Form 8-K filed on June 20, 2014).
4.7	Form of Series A Warrant to Purchase Common Stock, as amended to date (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on February 9, 2015).
10.0
Amendment No. 1 to Securities Purchase Agreement and Series D Warrants, dated September 29, 2014, by and among Cleveland BioLabs, Inc. and the parties on the signature pages thereto (Incorporated by reference to Exhibit 10.1 Form 8-K filed on October 2, 2014).

10.1
Amendment No. 1 to Securities Purchase Agreement, dated February 25, 2010, by and among Cleveland BioLabs, Inc., and the Purchasers set forth therein (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 13, 2015).

10.2
Registration Rights Agreement, dated June 17, 2014, by and among Cleveland BioLabs, Inc., and the purchasers on Exhibit A thereto (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 20, 2014).

10.3
Securities Purchase Agreement, dated February 4, 2015, by and among Cleveland BioLabs, Inc. and the Purchasers set forth therein, as amended to date (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 9, 2015).

10.4
Registration Rights Agreement, dated February 4, 2015, by and among Cleveland BioLabs, Inc. and the Purchasers set forth therein (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 9, 2015).

10.5	Securities Purchase Agreement dated June 24, 2015 by and between Cleveland BioLabs, Inc. and David Davidovich (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 24, 2015).
10.6	Registration Rights Agreement dated June 24, 2015 by and between Cleveland BioLabs, Inc. and David Davidovich (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 24, 2015).
10.7
Stock Subscription Agreement, dated as of December 18, 2015, between Cleveland BioLabs, Inc. and Open Joint Stock Company “Rusnano” (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 24, 2015).

10.8	Stock Subscription Agreement, dated as of December 18, 2015, between Panacela Labs, Inc. and Cleveland BioLabs, Inc. (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 24, 2015).
10.9
Stock Subscription Agreement, dated as of December 18, 2015, between Panacela Labs, Inc. and Open Joint Stock Company “Rusnano” (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on December 24, 2015).

10.10
Acknowledgement Agreement, dated as of December 18, 2015, among Cleveland BioLabs, Inc., Panacela Labs, Inc. and Open Joint Stock Company “Rusnano” (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on December 24, 2015).

10.11
Exclusive License Agreement by and between The Cleveland Clinic Foundation and Cleveland BioLabs, Inc., effective as of July 1, 2004 (Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Registration Statement on Form SB-2 filed on April 25, 2006 (File No. 333-131918)).

10.12†
Second Amendment to Exclusive License Agreement, dated September 22, 2011, by and between The Cleveland Clinic Foundation and the registrant (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the period ended September 30, 2011, filed on November 9, 2011).†

10.13
Library Access Agreement by and between ChemBridge Corporation and Cleveland BioLabs, Inc., effective as of April 27, 2004 (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Registration Statement on Form SB-2 filed on April 25, 2006 (File No. 333-131918)).

10.14
Restricted Stock and Investor Rights Agreement between Cleveland BioLabs, Inc. and ChemBridge Corporation, dated as of April 27, 2004 (Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registration Statement on Form SB-2 filed on April 25, 2006 (File No. 333-131918)).

10.15
Process Development and Manufacturing Agreement between Cleveland BioLabs, Inc. and SynCo Bio Partners B.V., effective as of August 31, 2006 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 25, 2006).

Exhibit No.	Identification of Exhibit

10.16
Sponsored Research Agreement between Cleveland BioLabs, Inc. and Roswell Park Cancer Institute Corporation, effective as of January 12, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 12, 2007).

10.17
Investment Agreement, dated September 19, 2011, by and among Panacela Labs, Inc., the Registrant and Open Joint Stock Company Rusnano (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended September 30, 2011, filed on November 9, 2011).

10.18†
Exclusive License and Option Agreement, dated September 23, 2011, by and between Children’s Cancer Institute Australia for Medical Research and Panacela Labs, Inc (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the period ended September 30, 2011, filed on November 9, 2011).†

10.19†
Exclusive License and Option Agreement, dated September 23, 2011, by and between Health Research, Inc., Roswell Park Institute Division, Roswell Park Cancer Institute Corporation, and Panacela Labs, Inc (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the period ended September 30, 2011, filed on November 9, 2011).†

10.20
Amended and Restated Exclusive Sublicense Agreement, dated September 23, 2011, by and between the registrant and Panacela Labs, Inc. (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the period ended September 30, 2011, filed on November 9, 2011).

10.21
Assignment Agreement, dated September 23, 2011, by and between Panacela Labs, Inc. and the registrant (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the period ended September 30, 2011, filed on November 9, 2011).

10.22	Master Services Agreement, dated October 14, 2014, between Buffalo BioLabs, LLC and Cleveland BioLabs, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 18, 2013).
10.23
Cooperative Research and Development Agreement by and between the Uniformed Services University of the Health Sciences, the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., the Cleveland Clinic Foundation, and Cleveland BioLabs, Inc., dated as of August 1, 2004 (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the period ended September 30, 2010, filed on November 15, 2010).

10.24	Award/Contract W81XWH-15-C-0101 dated September 1, 2015 issued by USA Med Research ACQ Activity (Incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 9, 2015).
10.25	Award/Contract W81XWH-15-1-0570 dated September 30, 2015 by issued by USA Med Research ACQ Activity (Incorporated by reference to Exhibit 10.5 to Form 10-Q filed on November 9, 2015).
10.26	Master Purchase Agreement dated April 29, 2015 by and among Cleveland BioLabs, Inc., Mikhail Mogutov and Incuron LLC (Incorporated by reference to Exhibit 2.1 to Form 8-K filed on May 4, 2015).
10.27	Option Agreement dated April 29, 2015 by and between Cleveland BioLabs, Inc. and Mikhail Mogutov (Incorporated by reference to Exhibit 2.2 to Form 8-K filed on May 4, 2015).
10.28	Royalty Agreement dated April 29, 2015 by and between Cleveland BioLabs, Inc. and Incuron LLC (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 4, 2015).
10.29*	Employment Agreement, dated August 4, 2011, between the Company and C. Neil Lyons (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 4, 2011).
10.30*	Employment Agreement dated July 9, 2015 by and between Cleveland BioLabs, Inc. and Langdon Miller (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 10, 2015).
10.31*	Employment Agreement dated July 9, 2015 by and between Cleveland BioLabs, Inc. and Andrei Gudkov (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on July 10, 2015).
10.32*	Employment Agreement dated July 9, 2015 by and between Cleveland BioLabs, Inc. and Yakov Kogan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 10, 2015).
10.33*	Cleveland BioLabs, Inc. Equity Incentive Plan (Incorporated by reference to Appendix A to Proxy Statement on Schedule 14A filed on April 1, 2008).
10.34*	First Amendment to Cleveland BioLabs, Inc. Equity Incentive Plan (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on June 9, 2010).
10.35*	Second Amendment to Cleveland BioLabs, Inc. Equity Incentive Plan (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on June 15, 2012).
10.36*	Third Amendment to Cleveland BioLabs, Inc. Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 17, 2015).
10.37*	Form of Stock Award Grant Agreement (Incorporated by reference to Exhibit 99.2 to Form 8-K filed on June 15, 2012).
10.38*	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 99.3 to Form 8-K filed on June 15, 2012).
Exhibit No.	Identification of Exhibit

10.39*	Cleveland Biolabs, Inc. 2013 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 20, 2013).
10.40*	First Amendment to Cleveland BioLabs, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 17, 2015).
10.41*	2012 Long-term Executive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 15, 2012).
10.42*	Severance Benefit Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 13, 2014).
21.1	Subsidiaries
23.1	Consent of Meaden & Moore, Ltd.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Yakov Kogan
31.2	Rule 13a-14(a)/15d-14(a) Certification of C. Neil Lyons
32.1	Section 1350 Certification.
101.1
The following financial statements and supplementary data are filed as a part of this annual report on Form 10-K for the quarter and year ended December 31, 2015: (i) Consolidated Balance Sheets at December 31, 2015 and 2014; (ii) Consolidated Statements of Operations for years ended December 31, 2015 and 2014; (iii) Consolidated Statements of Stockholders’ Equity for years ended December 31, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for years ended December 31, 2015 and 2014; and (v) Notes to Consolidated Financial Statements as blocks of text.

†	Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions of this document.

*	Indicates management contract or compensatory plan required to be filed as an Exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated:	February 23, 2016	By:	/s/ YAKOV KOGAN
Yakov Kogan
Chief Executive Officer

CLEVELAND BIOLABS, INC.

Dated:	February 23, 2016	By:	/s/ C. NEIL LYONS
C. Neil Lyons
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Yakov Kogan	Chief Executive Officer and Director (principal executive officer)	February 23, 2016
Yakov Kogan

/S/ C. Neil Lyons	Chief Financial Officer (principal financial and accounting officer)	February 23, 2016
C. Neil Lyons

/S/ Richard McGowan	Director	February 23, 2016
Richard McGowan

/S/ James J. Antal	Director	February 23, 2016
James J. Antal

/S/ Anthony Principi	Director	February 23, 2016
Anthony Principi

/S/ Randy Saluck	Director	February 23, 2016
Randy Saluck

/S/ Andrei Gudkov	Director	February 23, 2016
Andrei Gudkov

/S/ Anna Evdokimova	Director	February 23, 2016
Anna Evdokimova