Form 10-Q
period 2016-09-30
CLEVELAND BIOLABS INC
filed 2016-11-14
CIK 1318641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2016, there were 10,987,166 shares outstanding of the registrant’s common stock, par value $0.005 per share.

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires, the terms "Cleveland BioLabs," the "Company," "CBLI," "we," "us" and "our" refer to Cleveland BioLabs, Inc. and its consolidated subsidiaries, BioLab 612, LLC and Panacela Labs, Inc. Our common stock, par value $0.005 per share, is referred to as “common stock.”

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENDSED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,051,972	$5,918,424
Short-term investments	10,877,141	13,701,273
Accounts receivable	1,420,578	631,084
Other current assets	603,787	442,642
Total current assets	16,953,478	20,693,423
Equipment, net	45,794	122,958
Restricted cash	—	37,663
Other long-term assets	30,456	26,560
Total assets	$17,029,728	$20,880,604
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$186,861	$197,134
Accrued expenses	1,253,148	1,584,826
Deferred revenue	—	11,892
Accrued warrant liability	1,348,845	4,048,900
Total current liabilities	2,788,854	5,842,752
Commitments and contingencies	—	—
Total liabilities	2,788,854	5,842,752
Stockholders’ equity:
Preferred stock, $.005 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $.005 par value; 160,000,000 shares authorized, 10,987,166 shares issued and outstanding as of September 30, 2016 and December 31, 2015	54,932	54,932
Additional paid-in capital	158,773,753	158,764,985
Other comprehensive loss	(407,586)	(408,051)
Accumulated deficit	(149,508,641)	(147,978,831)
Treasury stock, at cost; 0 and 158,900 shares as of September 30, 2016 and December 31, 2015, respectively	—	(544,853)
Total Cleveland BioLabs, Inc. stockholders’ equity	8,912,458	9,888,182
Noncontrolling interest in stockholders’ equity	5,328,416	5,149,670
Total stockholders’ equity	14,240,874	15,037,852
Total liabilities and stockholders’ equity	$17,029,728	$20,880,604
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Grants and contracts	$1,141,212	$501,555	$2,528,737	$1,438,792
Operating expenses:
Research and development	1,104,742	2,052,567	4,338,149	5,246,706
General and administrative	750,603	1,266,144	2,711,276	5,171,571
Total operating expenses	1,855,345	3,318,711	7,049,425	10,418,277
Loss from operations	(714,133)	(2,817,156)	(4,520,688)	(8,979,485)
Other income (expense):
Interest and other income (expense)	42,400	(233,343)	272,691	(361,153)
Foreign exchange gain (loss)	10,744	(212,117)	90,932	(190,794)
Gain (loss) on investments	(32,926)	—	40,517	—
Change in value of warrant liability	1,834,505	46,716	2,700,055	(1,482,690)
Equity in loss of Incuron, LLC	—	—	—	(362,137)
Total other income (expense)	1,854,723	(398,744)	3,104,195	(2,396,774)
Net income (loss)	1,140,590	(3,215,900)	(1,416,493)	(11,376,259)
Net loss (gain) attributable to noncontrolling interests	(2,136)	95,701	(10,857)	161,085
Net income (loss) attributable to Cleveland BioLabs, Inc.	$1,138,454	$(3,120,199)	(1,427,350)	(11,215,174)
Net income (loss) attributable to common stockholders per share of common stock, basic and diluted	$0.10	$(0.31)	$(0.13)	$(1.93)
Weighted average number of shares used in calculating net loss per share, basic and diluted	10,987,166	10,168,342	10,987,166	5,810,293
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) including noncontrolling interests	$1,140,590	$(3,215,900)	$(1,416,493)	$(11,376,259)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments	(1,732)	8,938	7,706	8,938
Foreign currency translation adjustment	11,823	(108,826)	58,188	(106,817)
Comprehensive income (loss) including noncontrolling interests	1,150,681	(3,315,788)	(1,350,599)	(11,474,138)
Comprehensive loss (gain) attributable to noncontrolling interests	(9,887)	155,326	(69,053)	218,700
Comprehensive income (loss) attributable to Cleveland BioLabs, Inc.	$1,140,794	$(3,160,462)	$(1,419,652)	$(11,255,438)
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	10,987,166	$54,932	158,900	$(544,853)	$158,764,985
Stock based compensation	—	—	—	—	13,623
Sale of Treasury Stock	—	—	(158,900)	544,853	(4,855)
Increased ownership of Panacela Labs, Inc.	—	—	—	—	—
Net loss	—	—	—	—	—
Unrealized gain/loss on short-term investments	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at September 30, 2016	10,987,166	$54,932	—	$—	$158,773,753

	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2015	$(408,051)	$(147,978,831)	$5,149,670	$15,037,852
Stock based compensation	—	—	—	13,623
Sale of Treasury Stock	—	—	—	539,998
Increased ownership of Panacela Labs, Inc.	(7,233)	(102,460)	109,693	—
Net loss	—	(1,427,350)	10,857	(1,416,493)
Unrealized gain on short-term investments	7,706	—	—	7,706
Foreign currency translation	(8)	—	58,196	58,188
Balance at September 30, 2016	$(407,586)	$(149,508,641)	$5,328,416	$14,240,874

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,416,493)	$(11,376,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,671	243,345
Non-cash investment income	(31,503)	(6,296)
Investment Loss Provision	42,476	—
Non-cash compensation	13,623	115,999
Warrant issuance costs	—	617,776
Equity in loss of Incuron, LLC	—	362,137
Change in value of warrant liability	(2,700,055)	1,482,690
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(857,203)	(460,303)
Other long-term assets	(3,698)	13,492
Accounts payable and accrued expenses	(393,746)	10,601
Deferred revenue	(12,677)	137,173
Net cash used in operating activities	(5,305,605)	(8,859,645)
Cash flows from investing activities:
Purchase of short-term investments	(12,807,168)	(16,922,039)
Sale of short-term investments	15,745,225	759,138
Purchase of equipment	(7,643)	(16,324)
Proceeds from sale of equipment	16,665	—
Divestiture of Incuron	—	3,000,000
Increase (decrease) in restricted cash	(2,325)	386,751
Net cash provided by investing activities	2,944,754	(12,792,474)
Cash flows from financing activities:
Issuance of common stock, net of offering costs	—	27,190,292
Repayment of long-term debt and capital leases	—	(2,381,247)
Net proceeds from sale of treasury stock	539,998	—
Net cash provided by financing activities	539,998	24,809,045
Effect of exchange rate change on cash and equivalents	(45,599)	101,784
Increase (decrease) in cash and cash equivalents	(1,866,452)	3,258,710
Cash and cash equivalents at beginning of period	5,918,424	3,103,969
Cash and cash equivalents at end of period	$4,051,972	$6,362,679
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$226,938
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

CBLI was incorporated in Delaware in June 2003 and is headquartered in Buffalo, New York. CBLI conducts business in the United States ("U.S.") and in the Russian Federation ("Russia"), through several subsidiaries including: one wholly-owned subsidiary, BioLab 612, LLC ("BioLab 612"), which began operations in 2012; Panacela Labs, Inc. ("Panacela"), which was formed by us and Joint Stock Company “RUSNANO” ("RUSNANO") our financial partner in the venture, in 2011; and, Incuron LLC ("Incuron"), which was formed by us and Bioprocess Capital Ventures ("BCV") our financial partner in the venture, in 2010. During the twenty-one months ended September 30, 2016 our ownership in Incuron has decreased from being a minority shareholder at January 1, 2015 to no longer being a shareholder as of April 29, 2015. Unless otherwise noted, references to the “Company,” “we,” “us” and “our” refer to Cleveland BioLabs, Inc. together with its subsidiaries.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited consolidated condensed financial statements include the accounts of CBLI, BioLab 612, and Panacela. The accounts of Incuron are presented using the equity method of accounting for the period from January 1, 2015 through April 29, 2015, the date that we completed a sale of our entire equity interest in Incuron. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated condensed balance sheet as of December 31, 2015, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim consolidated financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC (the "2015 Form 10-K").

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to fairly present the financial position of the Company as of September 30, 2016, along with its results of operations for the three and nine month periods ended September 30, 2016 and 2015 and cash flows for the nine month periods ended September 30, 2016 and 2015. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.
On January 28, 2015, the Company, after receiving approval from the Company’s stockholders and board of directors, executed a reverse stock split of the Company’s common stock at the ratio of 1:20. Unless otherwise indicated, all of the Company’s historical share balances and share price-related data have been adjusted, on a retroactive basis, to reflect this ratio.
At September 30, 2016, we had cash, cash equivalents and short-term investments of $14.9 million in the aggregate. Management believes this capital will fund the Company's operations and cash requirements beyond one year.
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
Short-Term Investments
The Company’s short-term investments are classified as available for sale. Accordingly, these investments are carried at fair market value. Short-term investments consisted of United States Treasury securities in the amount of $9.9 million which were owned by CBLI and had maturities of less than 12 months. In addition, $1.0 million in certificates of deposit with maturity dates beyond three months and less than one year, and owned by Panacela, are also included. Unrealized gains and losses on available for-sale investments are reported as Other Comprehensive Loss, a separate component of stockholders’ equity. Realized gains and losses, and interest and dividends on available-for-sale securities are recorded in our Consolidated Statement of Operations as Interest and Other Expense. The cost of securities sold is based on the specific identification method.
Significant Customers and Accounts Receivable
The following table presents our revenue by customer, on a proportional basis, for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,			Nine Months Ended September 30,
Customer	2016	2015	Variance	2016	2015	Variance
Department of Defense	43.8%	6.4%	37.4%	35.8%	2.2%	33.6%
Russian Government Agencies	40.0%	52.6%	(12.6)%	43.3%	56.3%	(13.0)%
Incuron, LLC	16.2%	41.0%	(24.8)%	20.9%	41.5%	(20.6)%
Total	100.0%	100.0%	—%	100.0%	100.0%	—%

Our current Department of Defense ("DoD") revenues come from development contracts that expire in 2017 and 2018, although each contract may be extended.  Our current Russian Government Agencies revenues come from development contracts that expire in 2016.  Our Incuron, LLC revenues come from a service agreement that is renegotiated annually
Accounts receivable consist of amounts due under reimbursement contracts with these customers. The Company extends unsecured credit to customers under normal trade agreements, which generally require payment within 30 days.
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

We previously disclosed that the Bank of Russia appointed temporary management of NOTA-Bank and that we had written off the full value of our restricted cash deposits with NOTA-Bank, as of the year ended December 31, 2015. The remaining amount of "Restricted Cash" at September 30, 2016, is on deposit with other banking institutions. During 2016 we adjusted the estimated loss on our restricted cash as more facts have become known which has resulted in a net gain of $40,517, which was recorded as Gain (loss) on Investments in the Statement of Operations for the nine months ended September 30, 2016.
Other Comprehensive Income (loss)

The Company applies the Codification on comprehensive income (loss) that requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The following table presents the changes in accumulated other comprehensive loss for the nine months ended September 30, 2016.

	Unrealized loss on available-for-sale securities	Gains and losses on foreign exchange translations	Total
Beginning balance	$(6,190)	$(401,861)	$(408,051)
Other comprehensive income/(loss) before reclassifications	7,706	58,188	65,894
Amounts reclassified from accumulated other comprehensive loss	—	(65,429)	(65,429)
Ending balance	$1,516	$(409,102)	$(407,586)

Accounting for Stock-Based Compensation
The 2006 Equity Incentive Plan, as amended, or the Plan, authorizes CBLI to grant (i) options to purchase common stock, (ii) restricted or unrestricted stock units, and (iii) stock appreciation rights, so long as the exercise or grant price of each are at least equal to the fair market value of the stock on the date of grant. As of September 30, 2016, an aggregate of 650,000 shares of common stock were authorized for issuance under the Plan, of which a total of 285,332 shares of common stock remained available for future awards and 236,124 shares of common stock have been reserved for issuance upon exercise of currently outstanding stock options. A single participant cannot be awarded more than 100,000 shares annually. Awards granted under the Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term and number of shares) under the Plan are specified in an award document, and approved by the Company’s board of directors or its management delegates.

The 2013 Employee Stock Purchase Plan, or ESPP, provides a means by which eligible employees of the Company and certain designated related corporations may be given an opportunity to purchase shares of common stock. As of September 30, 2016, there are 325,000 shares of common stock reserved for purchase under the ESPP. The number of shares reserved for purchase under the ESPP increases on January 1 of each calendar year by the lesser of: (i) 10% of the total number of shares of common stock outstanding on December 31st of the preceding year, or (ii) 100,000 shares of common stock. The ESPP allows employees to use up to 15% of their compensation to purchase shares of common stock at an amount equal to 85% of the fair market value of the Company’s common stock on the offering date or the purchase date, whichever is less.
The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted where the vesting period is based on length of service or performance, while a Monte Carlo simulation model is used for estimating the fair value of stock options with market-based vesting conditions. Set forth below are the assumptions used in valuing the stock options granted during the nine months ended September 30, 2015 and a discussion of the Company’s methodology for developing each of the assumptions used. No options were granted during the nine months ended September 30, 2016.

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
Income Taxes
No income tax expense was recorded for the three and nine months ended September 30, 2016 and 2015, as the Company does not expect to have taxable income for 2016 and did not have taxable income in 2015. A full valuation allowance has been recorded against the Company’s deferred tax asset.
Additionally, as disclosed in Note 9, Income Taxes, to the Company’s consolidated financial statements included in the 2015 Form 10-K, the Company had U.S. federal net operating loss carryforwards of approximately $128,665,000, which begin to expire if not utilized by 2023, and approximately $3,750,000 of federal tax credit carryforwards which begin to expire if not utilized by 2024. The Company also has U.S. state net operating loss carryforwards of approximately $118,097,000, which begin to expire if not utilized by 2027 and state tax credit carryforwards of approximately $336,000, which begin to expire if not utilized by 2022. The purchase of 6,459,948 shares of common stock by Mr. Davidovich on July 9, 2015 resulted in Mr. Davidovich owning 60.2% of the Company. We therefore believe it highly likely that this transaction, more fully described in Note 6 Stockholders’ Equity, to the Company's consolidated financial statements included in the 2015 Form 10-K will be viewed by the U.S. Internal Revenue Service as a change of ownership as defined by Section 382 of the Internal Revenue Code, or Section 382. Consequently, the utilization of these net operating loss and tax credit carryforwards, as well as any additional net operating loss and tax credit carryforwards generated in 2015 through the issuance date, will be limited according to the provisions of Section 382, which will significantly limit the Company’s ability to use these carryforwards to offset taxable income on an annual basis in future periods. As such, a significant portion of these carryforwards will likely expire before they can be utilized, even if the Company is able to generate taxable income that, except for this transaction, would have been sufficient to fully utilize these carryforwards.

Earnings (Loss) per Share
Basic net loss per share of common stock excludes dilution for potential common stock issuances and is computed by dividing net loss by the weighted average number of shares outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted net loss per share is identical to basic net loss per share as potentially dilutive securities have been excluded from the calculation of diluted net loss per common share because the inclusion of such securities would be antidilutive.
The Company has excluded the following securities from the calculation of diluted net loss per share because all such securities were antidilutive for the periods presented. Additionally, there were no dilutive securities outstanding as of September 30, 2016.

	As of September 30,
Common Equivalent Securities	2016	2015
Warrants	2,148,741	2,272,523
Options	236,124	365,784
Total	2,384,865	2,638,307
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
The valuation methodologies used to measure the fair value of the company’s assets and instruments classified in stockholders’ equity are described as follows: United States Treasury Notes and money market funds included in cash equivalents and short-term investments are valued at the closing price reported by an actively traded exchange and are included as Level 1 measurements in the table below. Certificates of deposit are carried at amortized cost, which approximates fair value and are included within short-term investments as a Level 2 measurement in the table below.
The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis.

	As of September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$421,399	$—	$—	$421,399
Short-term investments	9,896,428	980,713	—	10,877,141
Total assets	$10,317,827	$980,713	$—	$11,298,540
Liabilities:
Accrued warrant liability	$—	$—	$1,348,845	$1,348,845

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,885,826	$—	$—	$1,885,826
Short-term investments	13,701,273	—	—	13,701,273
Total assets	$15,587,099	$—	$—	$15,587,099
Liabilities:
Accrued warrant liability	$—	$—	$4,048,900	$4,048,900

The Company uses the Black-Scholes model to measure the accrued warrant liability and its accrual for compensatory stock options not yet issued. The following are the assumptions used to measure the accrued warrant liability which were determined in a manner consistent with that described for grants of options to purchase common stock as set forth in Note 2:

	September 30, 2016	December 31, 2015
Stock Price	$1.65	$3.49
Exercise Price	$3.00 - $60.00	$3.00 - $100.00
Term in years	0.42 – 4.85	0.48 - 5.60
Volatility	60.48% - 99.78%	64.00% - 114.74%
Annual rate of quarterly dividends	—%	—%
Discount rate- bond equivalent yield	.25% - 1.12%	.31% - 1.86%
The following table sets forth a summary of changes in the fair value of the Company’s Level 3 fair value measurements for the periods indicated:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
	Accrued Warrant Liability	Accrued Warrant Liability	Compensatory Stock Options Issued After Year End
Beginning Balance	$3,183,350	$5,356,391	$132,295
Total (gains) or losses, realized and unrealized, included in earnings (1)	(1,834,505)	(46,717)	(26,381)
Issuances	—	—	—
Settlements	—	—	(105,914)
Ending Balance	$1,348,845	$5,309,674	$—

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
	Accrued Warrant Liability	Accrued Warrant Liability	Compensatory Stock Options Issued After Year End
Beginning Balance	$4,048,900	$862,074	$132,295
Total (gains) or losses, realized and unrealized, included in earnings (1)	(2,700,055)	1,482,689	(26,381)
Issuances	—	3,636,260	—
Settlements	—	(671,349)	(105,914)
Ending Balance	$1,348,845	$5,309,674	$—

(1)
Unrealized gains or losses related to the accrued warrant liability were included as change in value of accrued warrant liability. There were no realized gains or losses for the three and nine months ended September 30, 2016 and 2015.

As of September 30, 2016 and December 31, 2015, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.
The Company considers the accrued warrant liability and compensatory stock options not yet issued to be Level 3 because some of the inputs into the measurements are neither directly or indirectly observable. Both the accrued warrant liability and compensatory stock options not yet issued use management’s estimate for the expected term. Additionally, the number of compensatory options awarded involves an estimate of management’s performance in relation to the targets set forth in the Company’s Executive Compensation Plan. As of September 30, 2016, the Black-Scholes pricing model was used as the valuation technique for the accrued warrant liability and used the unobservable input for the expected term of 0.42 – 4.85 years.

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
4. Sale of Incuron
On April 29, 2015, CBLI entered into an agreement to sell its equity stake in Incuron to Dr. Mikhail Mogutov, Chairman of Incuron’s Board of Directors and founder of BCV and/or his designee. The Company’s equity stake in Incuron was sold for (i) $3 million in cash and (ii) the transfer of 264,318 shares of the Company’s common stock to escrow. The escrow agent was instructed to sell the shares and to remit the net proceeds from the sale of those share to CBLI after deducting sales commissions and escrow agent fees. At the time of sale, CBLI had a recorded asset value of $3,906,321 for its interest in Incuron. After recording the $3 million of cash proceeds from the sale, $906,321 remained as a cost basis associated with the transfer of the 264,318 shares of the Company’s common stock to escrow and was recorded as treasury stock. As of December 31, 2015, 105,418 shares had been sold and $417,545 in cash had been received from the escrow agent. As of September 30, 2016, the remaining shares have been sold and $391,624 in cash has been received from the escrow agent. In addition, CBLI assigned its remaining intellectual property relating to Curaxin CBL0137 to Incuron in exchange for a 2% royalty on the future commercialization, licensing or sale of the Curaxin CBL0137 technology.
5. Debt
On September 30, 2013, CBLI and BioLab 612 entered into a Loan and Security Agreement (the "Loan Agreement"), with Hercules Technology II, L.P. ("Hercules") pursuant to which we issued a $6.0 million note. In June 2014, CBLI repaid $4.0 million of the loan. Between June 2014 and August 2015, CBLI repaid the remaining principal and interest in accordance with the provisions of the Loan Agreement. In August 2015, CBLI fully paid the remaining obligations of the Loan Agreement along with a prepayment penalty of approximately $28,000 and expensed approximately $76,000 in deferred charges.
On September 3, 2013, Panacela entered into a Master Agreement and a Convertible Loan Agreement with RUSNANO, and CBLI pursuant to which Panacela issued a $1,530,000 note payable to RUSNANO (the "Panacela Loan"). The Panacela Loan bore interest at a rate of 16.3% per annum and matured on September 10, 2015. In December 2015, the Panacela Loan was fully retired.
6. Stockholders’ Equity
The Company has granted options to purchase shares of common stock. The following is a summary of option award activity during the nine months ended September 30, 2016:

	Total Stock Options Outstanding	Weighted Average Exercise Price per Share	Nonvested Stock Options	Weighted Average Grant Date Fair Value per Share
December 31, 2015	343,643	$46.60	42,000	$1.99
Granted	—	—	—	—
Vested	—	—	(42,000)	1.99
Forfeited, Canceled	(107,519)	55.59	—	—
September 30, 2016	236,124	$42.50	—	$—

The following is a summary of outstanding stock options as of September 30, 2016:

	As of September 30, 2016
	Stock Options Outstanding	Vested Stock Options
Quantity	236,124	236,124
Weighted-average exercise price	$42.50	$42.50
Weighted Average Remaining Contractual Term (in Years)	6.27	6.27
Intrinsic value	$—	$—
For the nine months ended September 30, 2016 and 2015, the Company granted 0 and 131,500 stock options, respectively, with a weighted-average grant date fair value of $0.00 and $2.59, respectively. For the nine months ended September 30, 2016 and 2015, the total fair value of options vested was $83,789 and $492,849, respectively.
As of September 30, 2016, there was no total compensation cost not yet recognized related to unvested stock options.
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

	Number of Warrants	Weighted Average Exercise Price
December 31, 2015	2,222,155	$13.98
Granted	—	—
Exercised	—	—
Forfeited, Canceled	(73,414)	100.00
September 30, 2016	2,148,741	$11.04

8. Significant Alliances and Related Parties
Roswell Park Cancer Institute
The Company has entered into several agreements with Roswell Park Cancer Institute, or RPCI, including: various sponsored research agreements, an exclusive license agreement and clinical trial agreements for the conduct of the Phase 1 entolimod oncology study and the Phase 1 CBL137 intravenous administration study. Additionally, the Company’s Chief Scientific Officer, or CSO, Dr. Andrei Gudkov, is the Senior Vice President of Basic Research at RPCI. The Company incurred $87,762 and $131,965 and $536,841 and $626,291 in expense to RPCI related to research grants and agreements for the three and nine months ended September 30, 2016 and 2015, respectively. The Company had $20,759 and $418,797 included in accounts payable owed to RPCI at September 30, 2016 and 2015, respectively. In addition, the Company had $135,824 and $316,232 in accrued expenses payable to RPCI at September 30, 2016 and 2015, respectively.

The Cleveland Clinic
CBLI has entered into an exclusive license agreement with The Cleveland Clinic pursuant to which CBLI was granted an exclusive license to The Cleveland Clinic’s research base underlying our therapeutic platform and certain product candidates licensed to Panacela. CBLI has the primary responsibility to fund all newly developed patents; however, The Cleveland Clinic retains ownership of those patents covered by the agreement. CBLI also agreed to use commercially diligent efforts to bring one or more products to market as soon as practical, consistent with sound and reasonable business practices and judgments. There were no milestone or royalty payments paid to The Cleveland Clinic during the nine months ended September 30, 2016 or 2015.
The Company incurred $0 and $0 and $0 and $9,700 in expense to The Cleveland Clinic related to research grants and agreements for the three and nine months ended September 30, 2016 and 2015, respectively.
The Company did not have any liabilities to The Cleveland Clinic at September 30, 2016 or 2015.
Buffalo BioLabs, LLC
Our CSO, Dr. Andrei Gudkov has business relationships with Buffalo BioLabs, LLC, or BBL, where Dr. Gudkov was a founder and currently serves as its Principal Scientific Advisor. The Company recognized $178,625 and $500,979 and $670,534 and $917,782 as research and development expense for the three and nine months ended September 30, 2016 and 2015, respectively. In addition, the Company had $15,000 and $0 in accrued expenses payable to BBL and $0 and $2,899 in accounts payable to BBL at September 30, 2016 and 2015, respectively. We also recognized $11,553 and $46,419 from BBL for sublease and other income for the three months ended September 30, 2016 and 2015, respectively. Pursuant to our real estate sublease and equipment lease with BBL, we had gross accounts receivables of $226,023 and $218,995 and net accounts receivables of $23,872 and $0 at September 30, 2016 and 2015, respectively.
9. Subsequent event
In October 2016, the Company announced that the DoD has modified its Joint Warfighter Medical Research Program contract with CBLI, valued at up to $9.2 million, which supports further development of entolimod as a medical radiation countermeasure.

The modification changes the original statement of work of the contract by eliminating certain tasks no longer deemed critical for the preparation of a Biologics License Application of entolimod as a radiation countermeasure and establishes new tasks to address questions raised by the Food and Drug Administration including an aim to conduct a pharmacokinetic/pharmacodynamic biocomparability study in a nonhuman primate model (the "Biocomparability Study") along with other drug manufacturing related activities.

The objective of the Biocomparability Study is to compare the historical drug formulation used in prior pre-clinical and clinical studies versus the to-be-marketed drug product lots of entolimod submitted for approval under CBLI’s application for pre-Emergency Use Authorization. Entolimod is a novel, broad-spectrum investigational drug being developed to mitigate the life-threatening consequences of a radiological attack.

Because this contract modification involves replacement of certain tasks that cost in excess of tasks being eliminated, the aggregate amount of consideration payable to CBLI by the DoD will be unaffected.

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

Fair Value of Financial Instruments
We use the Available-For-Sale accounting method to determine the fair value of certain cash equivalents and short-term investments invested in United States Treasury Notes or certificates of deposit. As of September 30, 2016, we held approximately $0.4 million in cash equivalents, $9.9 million in U.S. Treasury Notes which we classified as Level 1 and $1.0 million in certificates of deposit which we classified as Level 2.
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
As of September 30, 2016, we held approximately $1.3 million in accrued expenses related to warrants to purchase common stock, which we classified as Level 3.
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Revenue
Revenue increased from approximately $0.5 million for the three months ended September 30, 2015 to approximately $1.1 million three months ended September 30, 2016, representing an increase of approximately $0.6 million, or 127.5%, principally because of our JWMRP contract awarded to us in September 2015 for continued preclinical development of entolimod's biodefense indication and our grant from the Russian Federation Ministry of Industry and Trade ("MPT"), to evaluate safety and tolerability of entolimod as a neo-adjuvant therapy in treatment-naïve patients with primary colorectal cancer. Regarding our other Russian trials funded by MPT, reported contract revenue for the three months ended September 30, 2016 was approximately equal to the reported contract revenue for the three months ended September 30, 2015. Differences in our revenue sources, by program, between the years are set forth in the following table. Prospectively, the DoD contracts will gradually increase in significance and more significantly after the inclusion of a biocomparability study in the scope of the JWMRP contract, required by the FDA as part of the pre-EUA review. Our MPT and Incuron service contracts are scheduled to complete in 2016.

	Program	Three Months Ended September 30,
Funding Source		2016	2015	Variance
DoD	JWMRP Contract (1)	$490,895	$30,745	$460,150
DoD	PRMRP Contract (2)	8,842	1,748	7,094
MPT	CBLB612 pre-clinical (3)	—	10,111	(10,111)
MPT	Entolimod colorectal cancer (3)	326,014	132,501	193,513
Incuron	Service contract	184,819	205,389	(20,570)
		1,010,570	380,494	630,076
MPT	Mobilan pre-clinical (3)	130,642	121,061	9,581
		$1,141,212	$501,555	$639,657

(1)	The Congressionally Directed Medical Research Programs (CDMRP) Joint Warfighter Medical Research Program (JWMRP) contract was awarded on September 1, 2015.

(2)	The CDMRP Peer Reviewed Medical Research Program (PRMRP) grant was awarded effective as of September 30, 2015.

(3)	The grants received from Russian government entities are denominated in Russian Rubles (RUB). The revenue above was calculated using average exchange rates for the periods presented.

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

				As of September 30, 2016
Funding Source	Program	Total Award Value	Funded Award Value	Cumulative Revenue	Funded Backlog	Unfunded Backlog
DoD	JWMRP Contract	$9,226,455	$9,226,455	$561,509	$8,664,946	$—
DoD	PRMRP Contract	6,573,992	6,573,992	57,489	6,516,503	—
MPT	CBLB612 Pre-clinical (1)	3,342,247	3,342,247	3,342,247	—	—
MPT	Entolimod Colorectal Cancer (1)	3,035,190	3,035,190	2,763,638	271,552	—
		22,177,884	22,177,884	6,724,883	15,453,001	—
MPT	Mobilan Pre-clinical (1)	3,207,186	3,207,186	2,925,785	281,401	—
		$25,385,070	$25,385,070	$9,650,668	$15,734,402	$—

(1)
The grants received from MPT are denominated in Russian Rubles (RUB). Cumulative Revenue includes contract receipts-to-date and outstanding receivables. Backlog amounts are valued at the period end exchange rate. Funded Award Value is the sum of Cumulative Revenue and Funded Backlog. Total Award Value is the sum of Funded Award Value and Unfunded Backlog.

Research and Development Expenses
R&D expenses decreased from $2.1 million for the three months ended September 30, 2015 to $1.1 million three months ended September 30, 2016, representing a decrease of $1.0 million, or 47.6%. Variances in individual development programs are noted in the table below. The net decrease is primarily attributable to (i) reduced expenses related to the development of entolimod for biodefense applications as a result of our streamlined focus on the submission of our pre-EUA application and DoD contracts and (ii) the completion of preclinical studies of entolimod for oncology indications in 2015. The remaining variances are not significant and we anticipate an increase in spending for entolimod for biodefense applications as activities increase in connection with the performance of the DoD contracts and our pursuit of approval by the European Medicines Agency.

	Three Months Ended September 30,
	2016	2015	Variance
Entolimod for Biodefense Applications	$606,186	$801,807	$(195,621)
CBLB612	12,953	40,843	(27,890)
Entolimod for Oncology Indications	256,592	974,228	(717,636)
	875,731	1,816,878	(941,147)
Curaxins	137,210	157,083	(19,873)
Panacela product candidates	91,801	78,606	13,195
Total research & development expenses	$1,104,742	$2,052,567	$(947,825)
General and Administrative Expenses
G&A expenses decreased from $1.3 million for the three months ended September 30, 2015 to $0.8 million for the three months ended September 30, 2016, representing a decrease of $0.5 million, or 40.7%. These reductions consisted of $0.4 million in compensation expense due to reductions in personnel and $0.1 million in other operating expenses.
Other Income and Expenses
Other expense decreased from $0.4 million for the three months ended September 30, 2015 to $1.9 million of other income for the three months ended September 30, 2016, representing an income increase of $2.3 million, or 565.1%. This increase was primarily related to a $1.8 million non-cash gain related to our warrant liability, and $0.5 million was due to reductions in interest expense and foreign currency losses in approximately equal amounts.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Revenue
Revenue increased from approximately $1.4 million for the nine months ended September 30, 2015 to approximately $2.5 million for the nine months ended September 30, 2016, representing an increase of approximately $1.1 million, or 75.8%, principally because of our JWMRP contract awarded to us in September 2015 for continued preclinical development of entolimod's biodefense indication. Regarding our Russian trials funded by MPT, reported contract revenue increased by $0.3 million primarily due to variations in patient enrollment activity. Differences in our revenue sources, by program, between the years are set forth in the following table:

	Program	Nine Months Ended September 30,
Funding Source		2016	2015	Variance
DoD	JWMRP Contract (1)	859,188	30,745	$828,443
DoD	PRMRP Contract (2)	46,157	1,748	44,409
MPT	CBLB612 pre-clinical (3)	304,485	73,032	231,453
MPT	Entolimod colorectal cancer (3)	462,257	358,871	103,386
Incuron	Service contract	528,411	596,828	(68,417)
		2,200,498	1,061,224	1,139,274
MPT	Mobilan pre-clinical (3)	328,239	377,568	(49,329)
		2,528,737	1,438,792	$1,089,945

(1)	The Congressionally Directed Medical Research Programs (CDMRP) Joint Warfighter Medical Research Program (JWMRP) contract was awarded on September 1, 2015.

(2)	The CDMRP Peer Reviewed Medical Research Program (PRMRP) grant was awarded effective as of September 30, 2015.

(3)	The grants received from Russian government entities are denominated in Russian Rubles (RUB). The revenue above was calculated using average exchange rates for the periods presented.

Research and Development Expenses
R&D expenses decreased from approximately $5.2 million for the nine months ended September 30, 2015 to approximately $4.3 million for the nine months ended September 30, 2016, representing a decrease of approximately $0.9 million, or 17.3% . Variances in individual development programs are noted in the table below. Expenses for CBLB612 increased due to clinical studies in the Russian Federation which completed earlier this year and that were not active in 2015 . These expense increases were offset by reductions in expenses related to our streamlined focus on the submission of our pre-EUA application and for preclinical studies of entolimod for oncology indications and Curaxins. The remaining variances are not significant and we anticipate an increase in spending for entolimod for biodefense applications as activities increase in the performance of the DoD contracts.

	Nine Months Ended September 30,
	2016	2015	Variance
Entolimod for Biodefense Applications	2,174,445	2,615,428	$(440,983)
CBLB612	456,357	321,273	135,084
Entolimod for Oncology Indications	1,104,788	1,488,644	(383,856)
	3,735,590	4,425,345	(689,755)
Curaxins	356,518	569,432	(212,914)
Panacela product candidates	246,041	251,929	(5,888)
Total research & development expenses	4,338,149	5,246,706	$(908,557)
General and Administrative Expenses

G&A expenses decreased from $5.2 million for the nine months ended September 30, 2015 to $2.7 million for the nine months ended September 30, 2016, representing a net decrease of $2.5 million, or 47.6%. These net reductions consisted of a reduction of $1.0 million in compensation expense, due to reductions in personnel, a reduction of $1.4 million in professional fees, and offset by an increase of $0.1 million in other operating expenses. The professional fee reduction primarily relates to a one-time expense of $0.6 million related to costs associated with our equity offering in February 2015. The majority of the costs of the February 2015 equity offering were expensed, and not otherwise charged to equity, as the majority of the net proceeds were considered derivative liabilities. Further professional fee reductions of $0.4 million were in connection with non-recurring activities in 2015 associated with strategic transactions and another $0.4 million were in connection with cost savings efforts to streamline operations.

Other Income and Expenses
Other income increased from $2.4 million of other expense for the nine months ended September 30, 2015 to $3.1 million of other income for the nine months ended September 30, 2016, representing an income increase of $5.5 million, or 229.5%. This income increase was primarily related to a $4.2 million variance related to our warrant liability, $0.4 million related to our equity in the loss of Incuron accounted for as an equity investment during the nine months ended September 30, 2016, and $0.8 million in other income primarily due to gains on the sale of equipment and a one-time gain in connection with the settlement of claims associated with our Nota-Bank deposits and foreign currency losses in 2015.

Liquidity and Capital Resources
We have incurred net losses of approximately $149.5 million from our inception through September 30, 2016. Historically, we have not generated, and do not expect to generate in the immediate future, revenue from sales of product candidates. Since our founding in 2003, we have funded our operations through a variety of means:

•
From inception through September 30, 2016, we have raised $144.7 million of net equity capital, including amounts received from the exercise of options and warrants. We have also received $7.3 million in net proceeds from the issuance of long-term debt instruments;

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

•	We have been awarded $4.0 million in grants and contracts not described above, all of which have been recognized at September 30, 2016;

•
Incuron was formed to develop and commercialize the Curaxins product line, including its lead oncology drug candidate CBL0137. In 2015, we sold our ownership interest for approximately $4.0 million and retain a 2% royalty interest in the CBL0137 technology; and

•
Panacela was formed to develop and commercialize preclinical compounds, which were transferred to Panacela through assignment and lease agreements. RUSNANO contributed $9.0 million to Panacela and CBLI contributed $3.0 million plus intellectual property to Panacela. As of the date of this filing, CBLI owns 67.57% of Panacela.

We have incurred cumulative net losses and expect to incur additional losses related to our R&D activities. We do not have commercial products and have limited capital resources. At September 30, 2016, we had cash, cash equivalents and short-term investments of $14.9 million which, along with the active government contracts described above, are expected to fund our projected operating requirements beyond one year. However, until we are able to commercialize our product candidates at a level that covers our cash expenses, we will need to raise substantial additional capital, which we may be unable to raise in sufficient amounts, when needed and at acceptable terms. Our plans with regard to these matters may include seeking additional capital through debt or equity financing, the sale or license of drug candidates, or obtaining additional research funding from the U.S. or Russian governments. There can be no assurance that we will be able to obtain future financing on acceptable terms, or that we can obtain additional government financing for our operations. If we are unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.
Cash Flows:
The following table provides information regarding our cash flows for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30,
	2016	2015	Variance
Cash flows used in operating activities	$(5,305,605)	$(8,859,645)	$3,554,040
Cash flows provided by investing activities	2,944,754	(12,792,474)	15,737,228
Cash flows provided by financing activities	539,998	24,809,045	(24,269,047)
Effect of exchange rate change on cash and equivalents	(45,599)	101,784	(147,383)
Increase in cash and cash equivalents	(1,866,452)	3,258,710	(5,125,162)
Cash and cash equivalents at beginning of period	5,918,424	3,103,969	2,814,455
Cash and cash equivalents at end of period	$4,051,972	$6,362,679	$(2,310,707)
Operating Activities
Net cash used in operating activities decreased by $3.6 million to $5.3 million for the nine months ended September 30, 2016 from $8.9 million for the nine months ended September 30, 2015. Net cash used in operating activities for the period ending September 30, 2016 consisted of a reported net loss of $1.4 million, which was adjusted down for $2.6 million of net non-cash operating activities, and a $1.3 million net decrease due to changes in operating assets and liabilities. The $2.6 million of net non-cash operating activities substantially consisted of changes in the valuation of our warrant liability. Of the net $1.3 million of changes in operating assets and liabilities, $0.9 million was due to a net increase in accounts receivable and other current assets, and $0.4 million was due to a net decrease in accrued expenses and accounts payable.
Net cash used in operating activities for the nine months ended September 30, 2015 of $8.9 million consisted of a reported net loss of $11.4 million, which was reduced for $2.8 million of net non-cash operating activities, and a $0.3 million net decrease due to changes in operating assets and liabilities. Of the net non-cash operating activities of $2.8 million, $0.6 million was due to warrant issuance costs, $0.4 million was due to our equity in Incuron, LLC losses, and $1.8 million was due to depreciation and other non-cash expenses. The $1.8 million of depreciation and other non-cash expenses substantially consisted of a $1.5 million change in the valuation of our warrant liability. Of the net decrease $0.3 million in operating assets and liabilities, $0.1 million was due to a net increase in deferred revenue, and $0.4 million was due to a net increase in accounts receivable and other currents assets.
Investing Activities
Net cash provided by investing activities increased by $15.7 million to $2.9 million for the nine months ended September 30, 2016 from net cash used in investing activities of $12.8 million for the nine months ended September 30, 2015. The net cash provided by investing activities for the nine months ended September 30, 2016 consisted primarily of maturities of short-term investments.
Net cash used in investing activities for the nine months ended September 30, 2015 consisted primarily of $16.2 million of purchases of short-term investments, $3.0 million of proceeds received in connection with the sale of Incuron more fully described in Note 4 to the unaudited consolidated condensed financial statements included in this Form 10-Q and $0.4 million of cash provided by the release of restricted cash.
Financing Activities
Net cash provided by financing activities decreased by $24.3 million to $0.5 million for the nine months ended September 30, 2016 from $24.8 million for the nine months ended September 30, 2015. Net cash provided by financing activities for the nine months ended September 30, 2016 consisted of the sale of $0.5 million in Treasury stock.
Net cash provided by financing activities for the nine months ended September 30, 2015 of $24.8 million consisted of the sale of $27.3 million in equity securities offset primarily by $2.4 million in principal and interest payments associated with the repayment of the Hercules Loan more fully described in Note 5, "Debt" included our Annual Report on Form 10-K for the year ended December 31, 2015.
Impact of Exchange Rate Fluctuations
Our reported financial results are affected by changes in foreign currency exchange rates between the U.S. dollar and the Russian ruble. Between January 1, 2016 and September 30, 2016, this rate fluctuated by 13.4%. For calendar 2015, this rate fluctuated by 29.6%. Translation gains or losses result primarily from the impact of exchange rate fluctuations on the reported U.S. dollar equivalent of ruble denominated cash and cash equivalents, restricted cash and short-term investments. Variances in the exchange rate for these items have not been realized; as such the resulting gains or losses are recorded as other comprehensive income in the equity section of the balance sheet.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting company filers.

Item 4.	Controls and Procedures
Effectiveness of Disclosure
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2016. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of September 30, 2016, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

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

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 9, 2015).

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 9, 2015).

3.7	Second Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 5, 2007).

10.1*#	Award/Contract W81XWH-15-C-0101 modification dated October 4, 2016 issued by USA Med Research ACQ Activity

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Yakov Kogan.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of C. Neil Lyons.

32.1*	Certification pursuant to 18 U.S.C. Section 1350.

101.1
The following information from CBLI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of September 30, 2016 and December 31, 2015; (ii) Consolidated Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015; (iii) Consolidated Condensed Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2016 and 2015; (iv) Consolidated Condensed Statements of Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2016; (v) Consolidated Condensed Statements of Cash Flows for the Nine Months ended September 30, 2016 and 2015; and (vi) Notes to Consolidated Condensed Financial Statements.

#	Confidential treatment has been requested as to certain portions of this exhibit that are omitted pursuant to Rule 24b-2 of the Exchange Act.
*	Filed herewith.

Signatures
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated: November 14, 2016	By:	/s/ YAKOV KOGAN
Yakov Kogan
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2016	By:	/s/ C. NEIL LYONS
C. Neil Lyons
Chief Financial Officer
(Principal Financial Officer)