Form 10-K
period 2016-12-31
CLEVELAND BIOLABS INC
filed 2017-02-22
CIK 1318641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 001-32954
CLEVELAND BIOLABS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	20-0077155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

73 High Street, Buffalo, NY 14203	(716) 849-6810
(Address of principal executive offices)	Telephone No.
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.005 per share	NASDAQ Capital Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $13,150,016. There were 10,987,166 shares of common stock outstanding as of February 14, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s 2017 Annual Meeting of Stockholders is incorporated by reference in Part III to the extent described therein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2016.

Cleveland BioLabs, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2016

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
We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed here for various reasons. Factors that could contribute to such differences include, but are not limited to:

•	the commercialization of our product candidates, if approved;

•	our plans to research, develop and commercialize our product candidates;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our plans and expectations with respect to future clinical trials and commercial scale-up activities;

•	future agreements with third parties in connection with the commercialization of any approved product;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates;

•	regulatory developments in the United States, the European Union and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or may become available;

•	our ability to attract and retain key scientific or management personnel;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	the geopolitical relationship between the United States and the Russian Federation, as well as general business, legal, financial and other conditions within the Russian Federation;

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates; and

•	the other factors discussed below in “Item 1A. Risk Factors.”
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
Entolimod is a Toll-like receptor 5 ("TLR5") agonist, which we are developing as a radiation countermeasure for prevention of death from Acute Radiation Syndrome ("ARS"), and as an oncology drug. We believe that entolimod is the most efficacious medical radiation countermeasure currently in development. Following is a summary of the clinical development of entolimod to date and regulatory status.
Entolimod is being developed under the United States Food & Drug Administration’s ("FDA’s", or "Agency's"), Animal Efficacy Rule (the "Animal Rule"), for the indication of reducing the risk of death following exposure to potentially lethal irradiation occurring as a result of a radiation disaster (see “– Government Regulation – Animal Rule”). We have completed two clinical studies designed to evaluate the safety, pharmacokinetics and pharmacodynamics of entolimod in a total of 150 healthy volunteers. We have completed a Good Laboratory Practices ("GLP"), randomized, blinded, placebo-controlled, pivotal study designed to evaluate the dose-dependent effect of entolimod on survival and biomarker induction in 179 non-human primates exposed to 7.2 Gy total body irradiation when entolimod or a placebo was administered at 25 hours after radiation exposure. We have completed a GLP, randomized, open-label, placebo-controlled, pivotal study designed to evaluate the dose-dependent effect of entolimod on biomarker induction in 160 non-irradiated non-human primates.
We met with the FDA in July 2014 to present our human dose-conversion and to discuss our intent to submit an application for pre-Emergency Use Authorization ("pre-EUA"), a type of approval granted by the FDA under certain circumstances (see “- Government Regulation - Emergency Use Authorization”). The FDA confirmed that our existing efficacy and safety data and animal-to-human dose conversion were sufficient to proceed with a pre-EUA application and agreed to accept a pre-EUA application for review, which was filed in the second quarter of 2015. As part of the Company's response to pre-EUA review comments received from the FDA, a meeting was held with the Agency in the first quarter of 2016 to discuss various aspects of entolimod manufacturing. At this meeting, and subsequently confirmed by the FDA's official minutes of the meeting and in further interactions between the FDA and the Company, the Agency indicated that the Company needs to establish comparability between the drug formulation used in previously conducted preclinical and clinical studies and the entolimod drug formulation proposed for commercialization under the pre-EUA. The FDA indicated that further review of the pre-EUA dossier would not proceed until these comparability data have been evaluated by the Agency.
To establish the comparability of the older formulation and the new formulation, the FDA has requested that we first perform a side-by-side analytical comparability study between the two entolimod drug formulations. Thereafter, the Agency has requested that we conduct an in vivo study in non-human primates ("NHP") to establish bio-comparability. The side-by-side analytical comparability analysis of the two formulations of entolimod was completed in the fourth quarter of 2016. The report of these results is in preparation. We expect to submit it to the FDA in the first quarter of 2017. Once the FDA has reviewed this data and provided its consent, the bio-comparability study will commence. Once initiated, we expect the NHP study will require approximately 6 months to complete. Following completion of the study and discussion of the submitted study results with the FDA, we expect the FDA to resume the review of our pre-EUA dossier.
If the FDA authorizes the application, then Federal agencies are free to procure entolimod for stockpiling so that the drug is available to distribute in the event of an emergency, i.e., prior to the drug being formally approved by FDA under a Biologics License Application ("BLA"). Such authorization is not equivalent to full licensure through approval of a BLA, but precedes full licensure, and, importantly, would position entolimod for potential sales in advance of full licensure in the U.S. We further believe pre-EUA status will position us to explore sales opportunities with foreign governments.

In addition, we are evaluating steps needed to file a Marketing Authorization Application (“MAA”) with the European Medicines Agency (“EMA”) for entolimod as a medical radiation countermeasure in Europe. As a prelude to filing an MAA, the EMA requires an agreement between the agency and the sponsor on a Paediatric Investigation Plan (“PIP”), which recently has been filed and is the subject of discussions with the EMA. Once we have agreement with the EMA on the PIP, we can file the MAA. The MAA is in preparation with a target submission date in the second quarter of 2017.
In September 2015, we announced two awards totaling approximately $15.8 million in funding from the United States Department of Defense ("DoD"), office of Congressionally Directed Medical Research Programs to support further development of entolimod as a medical radiation countermeasure. These awards will fund additional preclinical and clinical studies of entolimod, which are needed for a BLA. In October 2016, the DoD modified the original statement of work of one of these contracts (Joint Warfighter Medical Research Program (“JWMRP”) contract award number W81XWH-15-C-0101) by eliminating certain tasks no longer deemed critical for the preparation of the BLA and established new tasks to address the formulation questions raised by the FDA during the review of the pre-EUA dossier, including an aim to conduct an in vivo NHP bio-comparability study along with other drug manufacturing related activities. In the October 2016 modification, the DoD office of Congressionally Directed Medical Research Programs agreed to shift the costs allocated for the entolimod non-critical activities to the new tasks. Accordingly, the aggregate amount of consideration payable to CBLI by the DoD was unaffected.
Additionally, we completed a Phase 1 open-label, dose-escalation trial of entolimod in 26 patients with advanced cancer in the U.S. The data for the U.S. study were presented at the 2015 annual meeting of the American Society of Clinical Oncology ("ASCO"), on May 30, 2015. Dosing of 7 additional patients in an extension of this study performed in the Russian Federation ("Russia") has been completed and analysis of the data is ongoing.

We also completed dosing of 40 patients in a clinical study conducted in Russia of the safety and tolerability of entolimod as a neo-adjuvant therapy in treatment-naïve patients with primary colorectal cancer who are recommended for surgery. Our goal is to accumulate additional clinical data regarding immune cell response to administrations of entolimod in order to guide future oncology development. The analysis of the data is ongoing. This study was partially funded by the development contract with the Russian Federation Ministry of Industry and Trade (“MPT”).

CBLB612 is a synthetic molecule that activates the Toll-like heterodimeric receptor 2/6 ("TLR2/TLR6") and stimulated white blood cell generation in preclinical studies. Recently we have completed dosing in a Phase 2, randomized, placebo-controlled clinical study of CBLB612 as myelosuppressive prophylaxis in patients with breast cancer receiving doxorubicin-cyclophosphamide chemotherapy and data analysis of this study is in progress.

Mobilan is a recombinant non-replicating adenovirus that directs expression of TLR5 and its agonistic ligand, a secretory non-glycosylated version of entolimod we are also developing through our subsidiary, Panacela Labs, Inc. (“Panacela”). Two randomized, placebo-controlled, dose-ranging studies of Mobilan in men with prostate cancer are currently ongoing in the Russian Federation.

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
Since inception we have formed several subsidiaries to best capitalize on our unique ability to leverage financial and clinical development resources in Russia. In December 2009, we created Incuron LLC (“Incuron”) with BioProcess Capital Ventures ("BCV") to develop Curaxin compounds (defined below). In September 2011, we created Panacela, a U.S. entity, with Joint Stock Company “Rusnano” ("Rusnano") to develop Mobilan and other product candidates (described below.) Simultaneous with the formation of Panacela, was the creation of a wholly-owned Russian subsidiary of Panacela named Panacela Labs, LLC. Finally, we have a wholly-owned Russian subsidiary, BioLab 612, LLC. As more fully described in Note 5, “Noncontrolling Interests” in our audited financial statements included in Item 8: "Financial Statements and Supplementary Data," Incuron was included in our consolidated financial results through November 25, 2014, and then accounted for as an equity investment through April 29, 2015, after which our remaining equity interest in Incuron was sold by June 30, 2015. Currently we no longer own equity in

Incuron, but do maintain a right to royalty payments, as later described and we conduct drug development activities on behalf of Incuron in the U.S.
CBLI and Panacela each have worldwide development and commercialization rights to product candidates in development, subject to certain financial obligations to our current licensors.
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
Thus, we designed two oppositely-directed general therapeutic concepts:

(a)
temporary and reversible suppression of apoptosis in normal cells to protect healthy tissues from stress-induced damage using compounds we categorize as Protectans, which include entolimod, Mobilan, and CBLB612; and,

(b)	reactivation of apoptosis in tumor cells to eliminate cancer using compounds we categorize as Curaxins, which includes CBL0137, currently being developed by our former subsidiary, Incuron.
In recent years, our understanding of the mechanisms of actions underlying the activity of these compounds has grown substantially beyond the initial founding concepts around modulation of apoptosis.

Entolimod Biodefense Indication
Our most advanced Protectan product candidate is entolimod, an engineered derivative of the Salmonella flagellin protein that was designed to retain its specific TLR5-activating capacity while increasing its stability, reducing its immunogenicity and enabling high-yield production. We are developing entolimod as a medical radiation countermeasure for prevention of death from ARS, which we refer to as a Biodefense Indication.
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

As discussed above, we are seeking pre-EUA authorization from the FDA for entolimod, for which we filed an application in 2015 and have had subsequent discussions with the FDA. Also, as noted above, we submitted a proposed PIP with the EMA, which is a prerequisite to filing an MAA with the EMA.
The FDA has granted Fast Track status to entolimod (see “– Government Regulation – Fast Track Designation”) and Orphan Drug status for prevention of death following a potentially lethal dose of total body irradiation during or after a radiation disaster (see “– Government Regulation – Orphan Drug Designation”). In January 2016, the EMA granted entolimod Orphan Drug Designation for treatment of ARS (see “– Government Regulation - Orphan Drug Designation”).
Entolimod Oncology Indication
In addition to developing entolimod as a radiation countermeasure for prevention of death from ARS, we also believe that entolimod has the potential to treat cancer by activating the innate and adaptive immune response in patients. In preclinical studies, entolimod produced tissue-specific activation of innate immune responses via interaction with its receptor, TLR5, and the liver was identified as a primary mediator of entolimod activity. Entolimod has also been shown to have a direct cytotoxic effect on tumors expressing TLR5 in animal models. Evaluations of local administration of entolimod in organs expressing TLR5, such as the bladder, have also been performed in animal models.

We have completed a Phase 1 open-label, dose-escalation trial of entolimod in 26 patients with advanced cancer in the U.S. and an extension study in 7 additional patients in Russia. The data for the U.S. study were presented at the 2015 annual meeting of ASCO on May 30, 2015. Twenty-six patients with previously treated metastatic cancers, including colorectal, non-small cell lung, anal and urothelial bladder tumors were enrolled in the study. Stable disease for more than 6 weeks was observed in 8 patients with various cancer types; among these, 3 patients (with anal, colorectal and urothelial cancers) had maintenance of stable disease for more than 12 weeks. Patients exhibited CD8+ T-cell activation with stable or decreased levels of myeloid-derived suppressive cells, accompanied by increased immunostimulatory cytokines (G-CSF, IL-6, and IL-8). The tolerability profile in patients with advanced cancer was similar to that observed in two previously conducted studies in 150 healthy volunteers receiving entolimod. As expected with activation of innate immune pathways, common adverse events were flu-like symptoms and fever, with some patients having transient, spontaneously resolving tachycardia, hypotension and hyperglycemia. Overall, treatment with entolimod was well tolerated.
In addition, we are conducting a new clinical study of the safety and tolerability of entolimod as a neo-adjuvant therapy in treatment-naïve patients with primary colorectal cancer who are recommended for surgery. This study is being conducted in Russia. The recruitment of the planned 40 patients has been completed. The analysis of the data is ongoing. Our goal is to accumulate additional clinical data regarding immune cell response to administrations of entolimod in order to guide future oncology development. This study was partially funded by the MPT development contract.
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
We have exclusive worldwide development and commercialization rights to entolimod.
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
In July 2015, we reported the results of a Phase 1, single-center, blind, placebo-controlled, single ascending dose study in Russia evaluating the safety and tolerability of CBLB612 in healthy volunteers and measuring response of various hematopoietic stem and progenitor cell types in order to gain a preliminary estimate of the drug’s hematopoietic stem cell stimulatory efficacy. Analysis of data from the 56 healthy volunteers enrolled in the study indicates that single subcutaneous injections of CBLB612 in doses ranging from 0.5 to 4 micrograms were generally well-tolerated, with the 4 microgram dose identified as the maximum tolerated dose. Observed adverse events were typically mild or moderate in severity, transient, and related to the drug’s mechanism of action. Single injections of CBLB612 induced dose-dependent increases in absolute neutrophil counts lasting approximately 20 hours. Administrations of CBLB612 also resulted in rapid, dose-dependent increases of plasma levels of the specified cytokines. Cytokine levels returned to baseline levels several hours after administration of the drug.
Recently we have completed dosing in a Phase 2, randomized, placebo-controlled clinical study of CBLB612 as myelosuppressive prophylaxis in patients with breast cancer receiving doxorubicin-cyclophosphamide chemotherapy. Objectives of the study include evaluation of the depth and duration of chemotherapy-induced neutropenia and thrombocytopenia, progenitor cell and reticulocyte mobilization, changes in plasma cytokines, and safety. The data analysis is ongoing.
These two clinical studies were supported by a 139 million ruble matching funds development contract that we received in July 2012 from MPT (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).
We licensed CBLB612 to Zhejiang Hisun Pharmaceutical Co., Ltd. for the territories of China, Taiwan, Hong Kong and Macau. We have rest-of-world development and commercialization rights to CBLB612.
Mobilan
Mobilan is the lead product candidate of Panacela. Mobilan is a recombinant non-replicating adenovirus that directs expression of TLR5 and its agonistic ligand, a secretory non-glycosylated version of entolimod. In preclinical studies, delivery of Mobilan to tumor cells results in constitutive autocrine TLR5 signaling and strong activation of the innate immune system with subsequent development of adaptive anti-tumor immune responses.
Panacela is enrolling patients in a Phase 1 multicenter, randomized, placebo-controlled, single-blinded study in Russia evaluating single injections of ascending doses of Mobilan administered directly into the prostate of patients with prostate cancer. In addition, in July 2016, recruitment of prostate cancer patients was opened in another multicenter, randomized, double-blind study in Russia evaluating the safety, pharmacodynamics, and efficacy of different treatment regiments of Mobilan.
These studies were partially funded under a 149 million ruble matching funds development contract that Panacela received in October 2013 from MPT (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) which concluded as of December 31, 2016.
Panacela holds exclusive worldwide development and commercialization rights to Mobilan.
As of December 31, 2016, we owned 67.57% of Panacela.
CBL0137
CBL0137 is a small molecule with a multi-targeted mechanism of action that may be broadly useful for the treatment of many different types of cancer and is being developed by Incuron. During 2015 we sold our remaining equity interest in Incuron but retain a 2% royalty on (a) product sales of CBL0137, (b) consideration received by Incuron from a licensee or sublicensee, and (c) consideration received in connection with the first change of control of Incuron. Incuron’s royalty obligations continue until April 29, 2025; however, Incuron has the right, exercisable any time before December 31, 2017, to buy-out its royalty obligations for a pre-agreed amount ranging from $3,000,000 to $6,000,000 depending on the time of exercise during 2017.
CBL0137 may offer greater efficacy and substantially lower risk for the development of drug resistance than conventional chemotherapeutic agents. CBL0137 inhibits MYC protein, NF-kB, Heat Shock Factor Protein-1 ("HSF-1"), and Hypoxia-inducible factor 1-alpha; these are transcription factors that are important for the viability of many types of tumors. The drug also activates tumor suppressor protein p53 by modulating intracellular localization and activity of chromatin remodeling complex Facilitates Chromatin Transcription ("FACT"). CBL0137 has been shown to be efficacious in animal models of colon, lung, breast, renal, pancreatic, head and neck and prostate cancers; melanoma; glioblastoma; and neuroblastoma. It has also been shown to be efficacious in animal models of hematological cancers, including lymphoma, leukemia and multiple myeloma.

Incuron is currently enrolling patients with advanced, solid tumors into two Phase 1 studies, one in Russia evaluating the oral administration of CBL0137 and one in the U.S. evaluating the intravenous administration of CBL0137. These studies are designed to investigate the safety, pharmacokinetics, pharmacodynamics, and antitumor activity of CBL0137. Incuron is conducting these parallel evaluations of oral and intravenous routes of administration and continuous low-dose versus interrupted high-dose schedules to reduce the company’s developmental risk by fully characterizing the clinical pharmacology of CBL0137. In addition, Incuron is recruiting patients into a Phase 1 dose escalation and cohort-expansion study of intravenous formulation of CBL0137 in previously treated patients with hematological cancers in the U.S.
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
Through December 31, 2016, CBLI had paid The Cleveland Clinic $150,000 for milestone payments on products limited to biodefense uses, and $400,000 for all other products.
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
Under the sponsored research agreements with RPCI, we own any invention that is described in our research plan, co-own any inventions not described in our research plan that are made by Dr. Andrei Gudkov, our Chief Scientific Officer, and RPCI owns any other inventions not described in our research plan. We further have a right to exclusively license from RPCI any invention developed under such sponsored research agreements that are owned by RPCI. Such sponsored research agreements with RPCI expire in 2017, although we expect to enter into similar future arrangements.
We entered into an asset transfer and clinical trial agreement with RPCI for the conduct, by RPCI, of our Phase 1 clinical trial to evaluate the safety and pharmacokinetic profile of entolimod in patients with advanced cancers, which has now been largely completed.
Rusnano
In 2011, we formed Panacela with Rusnano to carry out a complete cycle of development and commercialization in Russia for the treatment of oncological, infectious or other diseases. We invested $3.0 million in Panacela preferred shares and warrants, and, together with certain third-party owners, assigned and/or exclusively licensed, as applicable, to Panacela worldwide development and commercialization rights to five preclinical product candidates in exchange for Panacela common shares. Rusnano invested $9.0 million in Panacela preferred shares and warrants. In 2013, Rusnano loaned Panacela $1.5 million through a convertible term loan (the "Panacela Loan"). In December of 2015, together with Rusnano, we recapitalized Panacela to fully retire the Panacela Loan and certain other trade payables. Rusnano maintained its ownership percentage in Panacela, while CBLI's ownership stake grew to 66.77%. As of December 31, 2016, we had an ownership stake of approximately 67.57%.
INTELLECTUAL PROPERTY
Our intellectual property consists of patents, trademarks, trade secrets and know-how. Our ability to compete effectively depends in large part on our ability to obtain patents for our technologies and products, maintain trade secrets, operate without infringing the rights of others and prevent others from infringing our proprietary rights. We will be able to protect our proprietary technologies from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents, or are effectively maintained as trade secrets. As a result, patents or other proprietary rights are an essential element of our business. Our patent portfolio includes patents and patent applications with claims directed to compositions of matter, pharmaceutical formulations and methods of use. Some of our issued patents, and the patents that may be issued based on our patent applications, may be eligible for patent life extension under the Drug Price Competition and Patent Term Restoration Act of 1984 in the U.S., supplementary protection certificates in the European Union ("E.U.") or similar mechanisms in other countries or territories. The following are the patent positions relating to our product candidates as of December 31, 2016.
In the U.S., we have 22 issued patents or allowed patent applications relating to our clinical-stage programs expiring on various dates between 2024 and 2032 as well as numerous pending patent applications and foreign counterpart patent filings which relate to our proprietary technologies. These patents and patent applications include claims directed to compositions of matter and methods of use.
We have 17 issued or allowed U.S. patents covering entolimod, which expire between 2024 and 2032. These patents include composition of matter claims, as well as method of use claims relating to our biodefense and oncology indications, reducing effects of chemotherapy, and treatment of reperfusion injuries. In addition, we have pending U.S. patent applications related to compositions of matter, oncology methods of use, and others biodefense methods, which, if issued, will expire between 2025 and 2035.
We have 4 issued or allowed U.S. patents covering CBLB612 and related agents, which expire between 2026 and 2027. These patents include composition of matter and methods of use claims. In addition, we have another method of use application which, if issued, will expire in 2035.

We have one issued U.S. patent covering compositions of matter for various vectors, including Mobilan, which expires in 2032. We also have issued or allowed patents covering Mobilan and related agents, which expire in 2030 that cover a broad list of international territories including the E.U., Australia, Japan and Russia.  These patents include composition of matter and methods of use claims.
In addition, as of December 31, 2016, we had more than a hundred additional patents and patent applications filed worldwide. Any patents that may issue from our pending patent applications would expire between 2024 and 2035, excluding patent term extensions. These patents and patent applications disclose compositions of matter and methods of use.
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
RESEARCH AND DEVELOPMENT
As of December 31, 2016, our research and development group, including Russian-based personnel, consisted of 12 individuals. Our research and development focuses on management of outsourced preclinical research, clinical trials and manufacturing technologies. We invested $6.5 million and $7.1 million in research and development in the years ended December 31, 2016 and 2015, respectively.
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
Specifically, the competition for entolimod and our other clinical-stage product candidates includes the following:
Entolimod Biodefense Indication
Product candidates for treatment of the ARS face significant competition for U.S. government funding for both development and procurement of medical countermeasures and must satisfy government procurement requirements for biodefense products. Currently the only FDA-approved drugs for the treatment of ARS are filgrastim (Neupogen™) and peg-filgrastim (Neulasta™). Filgrastim (granulocyte colony-stimulating factor (“GCS-F”) and peg-filgrastim (PEGylated form of GCS-F) stimulate neutrophils and may reduce infection related to ARS. Unlike entolimod, these drugs do not improve platelet counts or lessen bleeding, and do not ameliorate gastrointestinal dysfunction due to ARS. In label-supporting survival studies, filgrastim and peg-filgrastim were administered repeatedly and treatment was accompanied by laboratory monitoring and required intensive supportive care (including platelet transfusions).  By contrast, entolimod survival studies included only a single injection, without any intensive medical support, which we believe makes it significantly more suitable for use in a mass-casualty situation.

The U.S. government has purchased several colony stimulating factors to treat injuries to bone marrow in victims of radiological or nuclear accidents or acts of terrorism for the National Stockpile. In 2013 it obligated $157 million to Amgen USA, Inc., for

541,000 doses of Neupogen® and $37 million to Sanofi-Aventis U.S., LLC for 66,000 doses of Leukine® (granulocyte-macrophage colony-stimulating factor. In October 2016, the U.S. government purchased an additional $37.6 million worth of Leukine® and peg-filgrastim, Neulasta®, from Amgen USA, Inc., for another $37.7 million. The U.S government also announced that it continues to work with Sanofi-Aventis to support the studies needed to request FDA approval of Leukine®. These purchases were made using funding and authority provided through the Project BioShield Act of 2004. Under the Project BioShield Act, the U.S. government supports the advanced development and procurement of new medical countermeasures - drugs, vaccines, diagnostics, and medical supplies - to protect health against chemical, biological, radiological and nuclear threats.
In addition to the colony-stimulating factors, we are aware of a number of companies also developing radiation countermeasures to treat the effects of ARS including: Aeolus Pharmaceuticals, Araim Pharmaceuticals, Inc., Cellerant Therapeutics, Inc., Humanetics Corporation, Neumedicines, Inc., Onconova Therapeutics, Inc., Pluristem Therapeutics, Inc, RxBio, Inc., and Soligenix, Inc. Although their approaches to treatment of ARS are different, we compete with these companies for U.S. government development funding and may ultimately compete with them for U.S. and foreign government purchase and stockpiling of radiation countermeasures.
Additionally, our ability to sell to the government also can be influenced by competition from the products, such as Neupogen®, Neulasta®, and Leukine®, which were previously purchased by the U.S. government for the National Stockpile.
Entolimod Oncology Program and Mobilan
Immunotherapies are major drivers of commercial growth in cancer therapy and constitute the primary competition for a potential immunotherapeutic agent like entolimod or Mobilan. Examples of marketed drugs in these categories include: pembrolizumab (Keytruda®) (Merck) indicated for advanced melanoma, metastatic non-small cell lung cancer (“NSCLC”), and recurrent or metastatic head and neck squamous cell carcinoma; nivolumab (Opdivo®) (Bristol-Myers Squibb Company) for advanced melanoma and metastatic squamous NSCLC, advanced renal cell carcinoma, classical Hodgkin lymphoma, advanced squamous cell carcinoma of the head and neck, and urothelial carcinoma; ipilimumab (Yervoy®) (Bristol-Myers Squibb) of unresectable or metastatic melanoma, and Bacillus Calmette-Guerin ("BCG") (TheraCys®, TICE® BCG) (Sanofi Pasteur, Merck) for non-muscle-invasive bladder cancer. These drugs may be appropriate combination partners for entolimod or Mobilan in the appropriate treatment settings. However, these drugs may also be competitors for the market share in the treatment of various tumor types.
CBLB612
Mitigation of chemotherapy-induced myelosuppression is a multi-billion-dollar commercial category within oncology. Filgrastim, (Neupogen®) (Amgen), and peg-filgrastim (Neulasta®) (Amgen), or various biosimilar versions of these drugs, are the current standards for treatment of this condition. Filgrastim and pegfilgrastim are well established as neutrophil support factors in patients with cancer undergoing myelosuppressive chemotherapy.
MANUFACTURING
Our product candidates are biologics and small molecules that can be readily synthesized by processes that we have developed. We do not own or operate manufacturing facilities for the production of our product candidates for preclinical, clinical or commercial quantities. We rely on third-party manufacturers, and in most cases only one third-party, to manufacture critical raw materials, drug substance and final drug product for our research, preclinical development and clinical trial activities. Commercial quantities of any drugs we seek to develop will have to be manufactured in facilities and by processes that comply with the FDA and other regulations, and we plan to rely on third parties to manufacture commercial quantities of products we successfully develop.
GOVERNMENT REGULATION
Government authorities in the U.S. and in other countries regulate the research, development, testing, manufacture, packaging, storage, record-keeping, promotion, advertising, distribution, marketing, quality control, labeling and export and import of pharmaceutical products such as those that we are developing. We cannot provide assurance that any of our product candidates will prove to be safe or effective, will receive regulatory approvals or will be successfully commercialized.
U.S. Drug Development Process
In the U.S., the FDA regulates drugs and drug testing under the Federal Food, Drug, and Cosmetic Act and in the case of biologics, also under the Public Health Service Act. Our product candidates must follow processes consistent with these legislations before they may be marketed in the U.S.:

•	preclinical laboratory and animal tests performed in compliance with current GLPs;

•	development of manufacturing processes which conform to current Good Manufacturing Practices, or ("GMPs");

•	submission and acceptance of an Investigational New Drug ("IND") application which must become effective before human clinical trials may begin;

•
performance of adequate and well-controlled human clinical trials in compliance with current Good Clinical Practices ("GCPs") to establish the safety and efficacy of the proposed drug for its intended use; or in the case of entolimod, for reducing the risk of death following exposure to potentially lethal radiation, we are required to perform pivotal animal studies in compliance with GLP and some aspects of GCP to establish efficacy; and

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
All data obtained from the preclinical studies and clinical trials of entolimod, in addition to detailed information on the manufacture and composition of the product, would be submitted in a BLA to the FDA for review and approval for the manufacture, marketing and commercial shipment of entolimod.
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
Public Readiness and Emergency Preparedness Act
The Public Readiness and Emergency Preparedness Act (the "PREP Act”), provides immunity for manufacturers from all claims under state or federal law for “loss” arising out of the administration or use of a “covered countermeasure.” However, injured persons may still bring a suit for “willful misconduct” against the manufacturer under some circumstances. “Covered countermeasures” include security countermeasures and “qualified pandemic or epidemic products”, including products intended to diagnose or treat pandemic or epidemic disease, such as pandemic vaccines, as well as treatments intended to address conditions caused by such products. For these immunities to apply, the Secretary of DHHS must issue a declaration in cases of public health emergency or “credible risk” of a future public health emergency. Since 2007, the Secretary of DHHS has issued nine declarations under the PREP Act to protect countermeasures that are necessary to prepare the nation for potential pandemics or epidemics from liability. We believe, in the event of an emergency, were the FDA to issue an EUA for entolimod, it would receive protection under the terms of the PREP Act.
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
Foreign Drug Development and Approval Regulation
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
European Drug Development and Approval Regulations. The EMA is an E.U. agency for the evaluation of medical products. Like the FDA, EMA mandates preclinical testing, three phases of clinical trials, and a final approval procedure as part of the drug development process. In the U.S., however, clinical trials and market approval are conducted under the FDA supervision and no authorizations can be obtained at the state level. In the E.U., clinical trials are initiated on a member state level and market authorization may follow a centralized, decentralized, or a mutual recognition pathway. The centralized pathway allows a candidate drug to be reviewed by the EMA and recommended to the European Commission for final approval. This pathway is mandatory for therapeutics treating specific conditions, such as cancer, HIV/ AIDS, diabetes, and rare diseases. In the decentralized procedure, applications for market authorization by the European Commission can be simultaneously requested from each member state. In the mutual recognition procedure, a drug is first evaluated by a single member state and the assessment may be used to obtain market authorization in another member state. This process is common for the approval of generic pharmaceuticals.
Another difference in drug evaluation process is the metrics adopted for measuring drug efficacy. While both the FDA and the EMA recognize the importance of patient-reported outcomes, the EMA focuses on global assessments of patient-reported quality of life, whereas the FDA focuses on symptom-specific measures and requires early planning and cooperation with patient groups to determine the most important symptom concerns.
Market approval in the EU is further complicated by additional regulations adopted by some of the member states that ultimately determine which drug can actually be marketed in that specific state. For example, a drug approved by the EMA also needs approval from the Medicines and Healthcare Products Regulatory Agency in order to be marketed in the United Kingdom. In addition, the National Institute for Health and Care Excellence has to assess potential cost concerns to determine whether the same drug can be purchased by the National Health Service for patient use. Finally, the individual EU member states control sales and promotional activities of all pharmaceuticals. Consequently, the national regulatory authorities are responsible for regulating pharmaceutical advertising, which is instead less restrictive in the United States.
Despite the submission of identical clinical data supporting the same drug, the EMA and FDA can come to different evaluations and conclusions. Between 1995 and 2008, 20% of oncological pharmaceuticals were approved by either the FDA or the EMA, but not both, and 28% of approved drugs had significant variations in the label wording.
Russian Drug Development and Approval Regulations. Our Russian activities are regulated by the Ministry of Health of the Russian Federation ("Minzdrav"). This federal executive authority is responsible for developing state policies as well as normative and legal regulations in the healthcare and pharmaceutical industries, including policies and regulations regarding the quality, efficacy and safety of pharmaceutical products.
In addition, the Federal Service on Surveillance in Healthcare and Social Development of the Russian Federation, known as Roszdravnadzor, is the executive authority subordinated to Minzdrav, which, among other things, (i) performs control and surveillance of certain activities, including preclinical and clinical trials, and monitors compliance with the state standards for medical products and pharmaceutical activities; (ii) issues licenses for the manufacture of drug products and pharmaceutical activities; (iii) grants allowance for clinical trials, use of new medical technologies and import and export of medical products, including import of products for use in clinical trials; and (iv) reviews and grants or denies registrations of medical products for sale in Russia.
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
EMPLOYEES
As of February 12, 2017, CBLI and its consolidated subsidiaries had 25 employees, 14 of whom are located in the U.S. and 11 of whom are located outside of the U.S. Of these employees, 15 were employed on a full-time basis and 10 were employed on a part-time basis.
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
Since our inception, most of our resources have been dedicated to preclinical and clinical research and development ("R&D") of our product candidates. In particular, we are currently developing several product candidates, each of which will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future in the development of these product candidates. These expenditures will include costs associated with preclinical and clinical R&D, obtaining regulatory approvals, product manufacturing, corporate administration, business development and marketing and selling for approved products. In addition, other unanticipated costs may arise. As of December 31, 2016, our cash, cash equivalents and short-term investments amounted to $15.2 million. We believe that our existing cash, cash equivalents, and marketable securities will allow us to fund our operating plan for at least 12 months beyond the filing date of this Annual Report on Form 10-K.
Because the outcome and timing of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts of capital necessary to successfully complete the development and commercialization of our product candidates. Our future capital requirements depend on many factors, including:

•	the number and characteristics of the product candidates we pursue;

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting pre-clinical and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the cost of commercialization activities for any of our product candidates that are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our product candidates and any products we successfully commercialize;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	the success of the pre-EUA submission we made with the FDA and any future submissions in the U.S., EU, and other countries that we may make; and

•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.
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
We have incurred significant losses to date. We reported net losses of approximately $2.6 million and $13.0 million for the years ended December 31, 2016 and 2015, respectively. We expect significant losses to continue for the next few years as we spend substantial sums on the continued R&D of our proprietary product candidates, and there is no certainty that we will ever become profitable as a result of these expenditures. As a result of losses that will continue throughout our development stage, we may exhaust our financial resources and be unable to complete the development of our product candidates.
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
As of December 31, 2016, we had federal net operating loss carryforwards ("NOLs"), of $134.8 million to offset future taxable income, which begin to expire if not utilized by 2023, and approximately $3.9 million of federal tax credit carryforwards which begin to expire if not utilized by 2024. The Company also has U.S. state net operating loss carryforwards of approximately $80.7 million, which begin to expire if not utilized by 2027 and state tax credit carryforwards of approximately $0.3 million, which begin to expire if not utilized by 2022.
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

We may fail to develop and commercialize some or all of our products successfully or in a timely manner because:

•	preclinical or clinical study results may show the product to be less effective than desired (e.g., a study may fail to meet its primary objectives) or to have harmful or problematic side effects;

•
we fail to receive the necessary regulatory approvals or there may be a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies, length of time to achieve study endpoints, additional time requirements for data analysis or pre-EUA, MAA, NDA, or BLA preparation, discussions with the FDA, EMA, and other regulatory agencies, and their request for additional preclinical or clinical data or unexpected safety or manufacturing issues;

•	our contract laboratories fail to follow good laboratory practices or sufficient quantities of the drug are not available for clinical studies or commercialization;

•	we fail to receive funding necessary for the development of one or more of our products;

•	they fail to conform to a changing standard of care for the diseases they seek to treat;

•	they are less effective or more expensive than current or alternative treatment methods;

•
patients withdraw or die during a clinical trial for a variety of reasons, including adverse events associated with the advanced stage of their disease and medical problems that may or may not be related to our products or product candidates;

•	the clinical or animal trial design, although approved, is inadequate to demonstrate safety and/or efficacy;

•
the third-party clinical investigators or contract organizations do not perform our clinical or animal studies on our anticipated schedule or consistent with the study protocol or do not perform data collection and analysis in a timely or accurate manner;

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
We will not be able to commercialize our product candidates if our preclinical development efforts are not successful, our clinical trials do not demonstrate safety or our clinical trials or pivotal animal studies do not demonstrate efficacy.
Before obtaining required regulatory approvals for the commercial sale of any of our product candidates, we must conduct extensive preclinical and clinical studies to demonstrate that our product candidates are safe and clinical or pivotal animal trials to demonstrate that our product candidates are efficacious. And for entolimod's biodefense indication we must demonstrate a logical dosing correlation between animals and humans. These R&D activities are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials or animal efficacy studies will be successful and interim results of a clinical trial or animal efficacy study do not necessarily predict final results. In addition, we will likely outsource all or part of individual R&D activities and may not successfully or promptly finalize agreements for the conduct of these activities. Consequently, delays in completion of contracted activities may result. In addition, we are seeking final FDA agreement on the scope and design of our pivotal animal efficacy and human safety program for an entolimod biodefense BLA. Delay in agreement with the FDA on this program will delay conduct of the pivotal animal efficacy and human safety studies.
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
In addition, a failure of one or more of our clinical trials or animal studies can occur at any stage of testing and such failure could have a material adverse effect on our ability to generate revenue and could require us to reduce the scope of or discontinue our operations. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial or animal study process that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

•
regulators or IRBs may not authorize us to commence a clinical trial, conduct a clinical trial at a prospective trial site or continue a clinical trial following amendment of a clinical trial protocol or an IACUC may not authorize us to commence an animal study at a prospective study site;

•
we may decide, or regulators may require us, to conduct additional preclinical or clinical studies, or we may abandon projects that we expect to be promising, if our preclinical tests, clinical trials or animal efficacy studies produce negative or inconclusive results;

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
As of December 31, 2016, we owned 67.57% of the equity interests in Panacela. Rusnano, a fund regulated by the Russian government, is a significant shareholder along with other minority shareholders. As such, we share ownership and management of Panacela with other parties who may not have the same goals, strategies, priorities or resources as we do.
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
We do not own or operate manufacturing facilities. Consequently, we rely on third parties as sole suppliers of our product candidates. We do not expect to establish our own manufacturing facilities and we will continue to rely on third-party manufacturers to produce supplies for preclinical, clinical and pivotal animal studies and for commercial quantities of any products or product candidates that we market or may supply to our collaborators. We also rely on third parties as sole providers of certain testing of our products. Our dependence on third parties for the manufacture and testing of our product candidates may adversely affect our ability to develop and commercialize any product candidates on a timely and competitive basis.
To date, our product candidates have only been manufactured in quantities sufficient for preclinical studies and initial clinical trials. We rely on a single contract organization for production of each of our product candidates. For a variety of reasons, dependence on any single manufacturer may adversely affect our ability to develop and commercialize our product candidates in a timely and competitive manner. In addition, our current contractual arrangements alone may not be sufficient to guarantee that we will be able to procure the needed supplies as we complete clinical development and/or enter commercialization.
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

•
contract manufacturers might not be able or refuse to fulfill our commercial or clinical trial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market or clinical trial demands. For example, our current agreement with SynCo Bio Partners B.V. (“Synco”) does not impose any obligation on Synco to reserve a minimum annual capacity for the production of entolimod, which could impair our ability to obtain product from them in a timely fashion;

•	our product costs may increase if our manufacturers pass their increasing costs of manufacture on to us;

•
if our contract manufacturers do not successfully carry out their contractual duties or meet expected deadlines, we will not be able to obtain or maintain regulatory approvals for our products and product candidates and will not be able to successfully commercialize our products and product candidates. In such event, we may not be able to locate any necessary acceptable replacement manufacturers or enter into favorable agreements with such replacement manufacturers in a timely manner, if at all; and

•
contract manufacturers may breach the manufacturing agreements that we have with them because of factors beyond our control or may terminate or fail to renew a manufacturing agreement based on their own business priorities at a time that is costly or inconvenient to us.

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
The testing, marketing and manufacturing of any product for use in the U.S. will require approval from the FDA. We cannot predict with any certainty the amount of time necessary to obtain FDA approval and whether any such approval will ultimately be granted. Obtaining approval for products requires manufacturing the product and testing in animals and human subjects of substances whose effects on humans are not fully understood or documented. The manufacturing processes for our product candidates are not yet fully developed and identifying a reproducible process may prove difficult. Additionally, preclinical studies, animal efficacy studies or clinical trials may reveal that one or more products are ineffective or unsafe, in which event, further development of such products could be seriously delayed, terminated or rendered more expensive.
In addition, we expect to rely on the FDA Animal Rule to obtain approval for entolimod’s biodefense indication in the U.S. The Animal Rule permits the use of animal efficacy studies together with human clinical safety trials to support an application for marketing approval of products when human efficacy studies are neither ethical nor feasible. These regulations have limited prior use and we have limited experience in the application of these rules to the product candidates that we are developing. Additionally, we submitted an application with the FDA for pre-EUA in the second quarter of 2015, so that entolimod may be used in an emergency situation. We cannot guarantee that the FDA will review the data submitted in a timely manner, or that the FDA will accept the data when reviewed. The FDA may decide that our data are insufficient for pre-EUA or BLA approval and require additional preclinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products. If we are not successful in completing the development, licensure and commercialization of entolimod for its biodefense indication, or if we are significantly delayed in doing so, our business will be materially harmed.
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
We intend to market our product candidates, including specifically the product candidates being developed by our Russian subsidiaries, in the U.S., Europe, Russia, and other countries and regulatory jurisdictions. In order to market our product candidates in the U.S., Europe, Russia, and other jurisdictions, we must obtain separate regulatory approvals in each of these countries and territories. The procedures and requirements for obtaining marketing approval vary among countries and regulatory jurisdictions and may involve additional clinical trials or other tests. In addition, we do not have in-house experience and expertise regarding the procedures and requirements to file for and obtain marketing approval for drugs in countries outside of the U.S., Europe, and Japan and may need to engage and rely upon expertise of third parties when we file for marketing approval in countries outside of the U.S., Europe, and Japan. Also, the time required to obtain approval in markets outside of the U.S. may differ from that required to obtain FDA approval, while still including all of the risks associated with obtaining FDA approval. We may not be able to obtain all of the desirable or necessary regulatory approvals on a timely basis, if at all. Approval by a regulatory authority in a particular country or regulatory jurisdiction, such as the FDA in the U.S. or the EMA in the E.U., does not ensure approval by a regulatory authority in another country.
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
The FDA may decide not to accept the data or may decide that our data are insufficient for pre-EUA. The FDA may require additional CMC, preclinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products. For example, in 2016, the FDA asked the Company to establish the comparability of an older formulation of entolimod that had been used for preclinical and clinical studies and a newer to-be-marked formulation. The FDA requested that we perform a side-by-side analytical comparability study and then an in vivo study in NHP to establish bio-comparability between the two entolimod drug formulations. The FDA indicated that further review of the pre-EUA dossier would not proceed until these bio-comparability data have been evaluated by the Agency. There can be no guarantee that we will reach a satisfactory agreement in a timely manner, or at all, or that the FDA will not request any additional information related to our preclinical, clinical or manufacturing programs. Additionally, an authorization of our pre-EUA submission will not guarantee, and may not accelerate, BLA approval of entolimod as a radiation countermeasure.
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
In September 2015, we announced the grant of two awards from DoD, totaling approximately $15.8 million for advanced development of entolimod as a medical radiation countermeasure. In October 2016, we further announced that DoD modified the original statement of work for the JWMRP contract by eliminating certain tasks no longer deemed critical for the preparation of the BLA and established new tasks to address the formulation questions raised by the FDA during the review of the pre-EUA dossier such that the aggregate amount payable to CBLI was unaffected. These awards will be earned as the contracted development work is performed over a three to five year period. For the years ended December 31, 2016, and 2015, we received 35.4%, and 7.9% or our revenues from the U.S. government; and, 46.9%, and 59.6% of our revenues from the Russian government, respectively.
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
We expect that a significant portion of the business that we will seek in the near future will be under government contracts or subcontracts, both U.S. and foreign, which may be awarded through competitive bidding. For example, as described above, we recently received funding from DoD to support further development of entolimod. Additionally, in Russia we may seek additional funding from the Skolkovo Foundation or MPT. Competitive bidding for government contracts presents a number of risks that are not typically present in the commercial contracting process, which may include:

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
Our success depends, in large part, on our ability to identify, hire, integrate, retain and motivate qualified executive officers and other key employees throughout all areas of our business. We greatly depend on the efforts of our executive officers to manage our operations. In addition, we utilize highly skilled personnel in operating and supporting our business, as we have limited experience in filing and prosecuting regulatory applications to obtain marketing approval from the FDA or other regulatory authorities. The loss of services of one or more members of our management, key employees or consultants could have a negative impact on our business or our ability to expand our research, development and clinical programs. Furthermore, we may be unable to attract and retain additional qualified executive officers and key employees as needed in the future. We currently do not maintain directors and officers liability insurance, which may make it more difficult for us to retain and attract talented and skilled directors and officers to serve our Company.

Additionally, we depend on our scientific, manufacturing, regulatory clinical collaborators and advisors, all of whom have outside commitments that may limit their availability to us. Furthermore, to the extent that we are unable to engage certain collaborators or advisors for certain periods of time due to lack of relevant work or lack of available funds, there is a risk that such collaborators or advisors will not be available to provide services in the future at such time when there is available work and/or funds. In addition, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled scientific, managerial and marketing personnel, particularly as we expand our activities in clinical trials, the regulatory approval process, external partner solicitations and sales and manufacturing. We routinely enter into consulting agreements with our scientific, manufacturing, business development, regulatory, clinical collaborators, advisors, and opinion leaders in the ordinary course of our business. We also enter into contractual agreements with physicians and institutions who recruit patients into our clinical trials on our behalf in the ordinary course of our business. We face significant competition for this type of personnel and for employees from other companies, research and academic institutions, government entities and other organizations. We cannot predict our success in hiring or retaining the personnel we require for continued growth.
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
From time to time, we may also become subject to litigation, such as stockholder derivative claims or securities fraud claims, which could involve our directors and officers as defendants. We currently do not have director and officer insurance to cover such risk exposure for our directors and officers. Our certificate of incorporation and bylaws require us to indemnify our current and past directors and officers from reasonable expenses related to the defense of any action arising from their service to us to the fullest extent permitted by the Delaware General Corporation Law, including circumstances under which indemnification is otherwise discretionary. We would be obligated to cover all such expenses for all directors and officers, which may be substantial. Such expenditure could have a material adverse effect on our results of operation, financial condition and liquidity.

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
BioLab 612 and Panacela Labs, LLC, which is the wholly-owned subsidiary of Panacela, conduct business, including clinical trials, in Russia through Russian legal entities. Also, Rusnano is a Russian joint-stock company created as a private equity and venture capital vehicle by the government of Russia. BioLab 612 owns the Russian intellectual property rights for entolimod’s medical applications and CBLB612.  Panacela Labs, LLC owns the worldwide rights to Mobilan. Rusnano has certain shareholder rights which could block our ability to execute strategic transactions such as an asset sale or licensing arrangement. All clinical development activity conducted by these Russian entities is funded by grants from MPT and include a phase 2 trial for CBLB612 and a phase 1 and a phase 2 trial for entolimod in oncology indications, all of which are being performed by BioLab 612; and a phase 1 trial for Mobilan being performed by Panacela Labs, LLC. As such, any political, economic or governmental instability in Russia could impact the conduct of these trials, future funding, if any, by MPT, our access to trial data and our access to intellectual property for out-licensing purposes.
In addition to geopolitical events, other factors, including the steady fall in oil prices, the global strengthening of the U.S. dollar and the Russian Central Bank’s reduction of currency rate support, have negatively affected the value of the Russian ruble relative to the U.S. dollar. Fluctuations in the rates at which the U.S. dollar are exchanged into Russian rubles may result in both foreign currency transaction and translation losses. We are subject to exchange rate fluctuations if we or one of our subsidiaries exchanges one currency into another, in order to conduct cross-border operations, and as we translate ruble denominated assets and liabilities that fluctuate from period-to-period. The former results in a transaction gain/loss that is reflected in our operating results. The latter results in a translation gain/loss reflected in other comprehensive income/loss in equity. Additionally, translation of historical operating results at average exchange rates for respective periods of time will also generate foreign currency translation adjustments that are reflected in our operating results. Presently, BioLab 612 and Panacela conduct most of their activities in Russia. As such we expect most of the foreign currency fluctuations to be related to accounting translations, versus transaction gains and losses.
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
The current geopolitical instability arising from U.S relations with Russia, and related sanctions by the U.S. government against certain Russian companies and individuals, may have an adverse effect on us.
Political and economic relations between Russia and the U.S., two of the jurisdictions in which we operate, are complex. Recent situations involving Ukraine, Crimea, Iran, Syria and alleged cyberespionage by the Russian government against the U.S. Democratic National Committee, along with the response of the governments of Russia, the U.S., member states of the European Union, the European Union itself and other nations, have the potential to materially adversely affect our operations in Russia through a variety of situations. In particular, due to Russia’s recent military intervention in Ukraine, the United States, Canada and the European Union have imposed sanctions against Russian officials, certain Russian companies and individuals. These sanctions were designed to affect various elements of Russia’s economy, with a particular focus on defense companies, individuals identified by the U.S. Department of State as being in the “inner circle” of the current Russian president, banks and energy companies. Russia has responded with certain countermeasures, including limiting the import of certain goods from the U.S. and other countries.
There can be no assurance that such sanctions will not be expanded more broadly to impact a greater variety of actors in the Russian economy. If the U.S. government significantly broadens the scope of sanctions against Russia to impose further political and economic costs, and/or the Russian government responds with further countersanctions, the operation of our direct and indirect Russian subsidiaries, BioLab 612 and Panacela Labs, LLC, which perform clinical development work under grants received from the MPT and have development or other intellectual property rights to certain of our drug candidates, may be materially and adversely affected. Furthermore, because our company is majority-owned by an investor with ties to Russia, and several Russian citizens and residents serve on our board of directors, our ability to secure and maintain contracts with the U.S. Department of Defense and other U.S. government agencies or departments, from which we received 35.4% and 7.9% of our revenues for the years ended December 31, 2016 and 2015, respectively, may become more difficult, which could cause a material adverse impact on our business, prospects, results of operation and financial condition.
Emerging markets, such as Russia, are subject to greater risks than more developed markets and financial turmoil in Russia could disrupt our business.
Investors in emerging markets, such as Russia, should be aware that these markets are subject to greater risks than more developed markets, including significant economic risks. For example, the Russian economy has periodically experienced high rates of inflation and is experiencing increased rates of inflation at present. According to The World Bank, the annual inflation rate in Russia, as measured by the consumer price index, was 7.8% in 2014, 15.5% in 2015 and 7.4% in 2016. Periods of higher inflation may slow economic growth. Inflation also is likely to increase some of our costs and expenses including the costs for our Russian subsidiaries to conduct business operations, including any outsourced product testing costs.
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
The legal framework in Russia is still under development and large portions of this framework have only recently become operational. The relatively recent enactment of many laws and the lack of consensus about the aims, scope, content and pace of economic and political reforms have resulted in ambiguities, inconsistencies and anomalies in the Russian legal system. The enforceability and underlying constitutionality of more recently enacted laws are in doubt, and many new laws remain untested.
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
Judgments rendered by a court in any jurisdiction outside Russia are likely to be recognized by courts in Russia only if: (i) an international treaty providing for the recognition and enforcement of judgments in civil cases exists between Russia and the country where the judgment is rendered; and/or (ii) a federal law of Russia providing for the recognition and enforcement of foreign court judgments is adopted. No such federal law has been passed and no such treaty exists between the United States and Russia for the reciprocal enforcement of foreign courts’ judgments. In the absence of an applicable treaty or convention providing for the recognition and enforcement of judgments in civil and commercial matters between the United States and Russia, a judgment of a U.S. court may be recognized and enforced in Russia only on the grounds of reciprocity. In each case, reciprocity must be established and, in the absence of a developed court practice, it is difficult to predict whether a Russian court will be inclined to recognize and enforce a U.S. court judgment on the grounds of reciprocity in any particular instance.
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
Russian transfer pricing laws allow the Russian tax authorities to make transfer pricing adjustments and impose additional tax liabilities with respect to “controlled” transactions (except for those conducted at state regulated prices and tariffs). The list of “controlled” transactions under the transfer pricing legislation includes transactions performed with related parties and certain types of cross-border transactions. Special transfer pricing rules apply to transactions with securities and derivatives only if they fall in the scope of “controlled transactions”. The burden of proving market prices rests with the taxpayer.
The Russian Federation is actively involved in discussing measures against tax evasion by the use of low tax jurisdictions and aggressive tax planning structures. Starting from January 2015 the following rules and concepts introduced into the Russian Tax Code became effective:

•
Controlled Foreign Companies rules, pursuant to which undistributed profits of certain foreign organizations as well as foreign structures not being legal entities controlled by Russian tax residents should be subject to taxation in Russia;

•	the concept of tax residency for legal entities whereby foreign legal entities would be deemed Russian tax residents if their place of management is located in Russia; and

•	beneficial ownership concept which provides that treaty relief should be available to foreign legal entities which qualify for the beneficial owners of income.

Implementation of the aforementioned new rules and concepts and some other tax anti-avoidance initiatives may impose additional administrative burden on us. No assurance can be given as to the practical application of these new rules and concepts by the Russian tax authorities and, consequently, their potential impact including additional tax liability, if any on us.
Actions by the tax authorities in Russia may result in the sudden imposition of arbitrary or onerous taxes on our operations in Russia.
BioLab 612 and Panacela Labs, LLC’s tax liabilities are subject to periodic tax inspections that may result in tax assessments, penalties and interest being claimed from such subsidiaries for prior tax periods. Generally, tax declarations of Russian subsidiaries remain open and subject to audit by tax and/or customs authorities for three calendar years immediately preceding the year in which the decision to conduct an audit is taken. However, the fact that a particular year has been reviewed by tax authorities does not preclude that year from further review or audit during the eligible three-year limitation period by a superior tax authority. Moreover, the Russian tax authorities are allowed to carry out repeat field tax audits in connection with the restructuring or liquidation of a taxpayer or if the taxpayer resubmits an adjusted tax return based on which the amount of tax is reduced. The limitation of the tax audit period corresponds to the statute of limitations on the commission of a tax offense, which is also limited to three years from the date on which a tax offense was committed or from the date following the end of the tax period during which the tax offense was committed depending on the nature of the tax offense. The Russian Tax Code provides for the extension of the three-year statute of limitations if the actions of the taxpayer created insurmountable obstacles for the tax audit.
As none of the relevant terms are defined, tax authorities may have broad discretion to argue that a taxpayer has “obstructed”, “hindered” or “created insurmountable obstacles” with respect to an inspection and may ultimately seek to review and possibly to apply penalties beyond the three-year term. Further, there is no guarantee that the tax authorities will not review compliance with applicable tax law beyond the three-year limitation period. Tax audits may result in additional costs if the relevant authorities conclude that the BioLab 612, Panacela Labs, LLC, or both did not satisfy their tax obligations in any given year. The outcome of these audits may result in significant fines, penalties and enforcement measures which may have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Under Russian law, we may become liable for the obligations of our Russian subsidiaries if it was determined that: (i) we had the ability to make, or exert influence on, decisions for such subsidiaries as a result of our equity interest, the terms of a binding contract with such Russian subsidiary or in any other way; and (ii) the relevant Russian subsidiary concluded the transaction giving rise to the obligations pursuant to the Company's instructions or consent. In addition, we may have secondary liability for the obligations of our Russian subsidiaries in a situation where the respective Russian subsidiary becomes insolvent or bankrupt and this was a result of, or was otherwise attributable to, actions of the Company. This type of liability could result in significant losses, and could have a material adverse effect on the Company’s business, results of operations or financial position.

Accordingly, in the Company’s position as a parent Biolab 612 and Panacela, there is a risk that it could be held liable in certain limited circumstances for the debts of its effective subsidiaries. If this liability is significant, it could materially adversely affect our business and our results of operations.
Russia may depart from its international obligations in exceptional circumstances
In July 2015 the Constitutional Court of the Russian Federation issued a resolution which introduced a mechanism for Russian state bodies to avoid enforcement of decisions of the European Court of Human Rights (“ECHR”) in cases where such enforcement would contradict the Constitution of the Russian Federation.
Namely, if a Russian court or other governmental body comes to a conclusion that a resolution of the ECHR, which is to be enforced by a Russian court / governmental body, is grounded on an interpretation of the European Convention on Human Rights which leads to contradiction with the Constitution of the Russian Federation - such court/body must apply to the Constitutional Court which will finally determine whether enforcement is permissible or not.
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
Political and economic changes in Russia in recent years have resulted in significant dislocations of authority. The local and international press has reported the existence of significant organized criminal activity, particularly in large metropolitan centers. In addition, the local and international press has reported high levels of corruption, including the bribing of officials for the purpose of initiating investigations by government agencies. Press reports have also described instances in which state officials have engaged in selective investigations and prosecutions to further the interests of the state and individual officials, as well as private businesses, including competitors and corporate raiders. Corruption in Russia is perceived to be pervasive and, in some cases, worsening. The government in Russia has recently pursued a campaign against corruption. However, there is no assurance that such laws or other laws enacted elsewhere will be applied with any effectiveness by the local authorities and the continuing effects of corruption, money laundering and other criminal activity could have a negative effect on the Russian economy and could materially adversely affect our business in Russia.
RISKS RELATING TO OUR SECURITIES
Our principal stockholder has the ability to control our business, which may be disadvantageous to other stockholders.
As of the date of this filing, Mr. David Davidovich, a venture capital investor, beneficially owns or controls approximately 58.8% of the voting power of our outstanding common stock. As a result of his ability to control a majority of the voting power of our outstanding common stock, Mr. Davidovich has the ability to control all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. Additionally, we granted Mr. Davidovich contractual rights to choose a majority of the directors nominated for election by our Board. Mr. Davidovich may have interests that are different from those of other stockholders and may vote in a way with which other stockholders disagree and that may be adverse to other stockholders’ interests. Moreover, this concentration of share ownership makes it impossible for other stockholders to replace directors and management without the consent of Mr. Davidovich. In addition, this significant concentration of share ownership may adversely affect the price at which prospective buyers are willing to pay for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders and may have the effect of delaying, preventing or deterring a change of control of the Company and could deprive our stockholders of an opportunity to receive a premium for their company stock as part of a sale of the Company. Additionally, our corporate structure, including the ownership of Mobilan in Panacela, may deter third parties from entering into collaboration and licensing arrangements with us.
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
Because Mr. Davidovich holds common stock that represents a majority of the voting power of our outstanding common stock, we may be considered a “controlled company” within the meaning of the NASDAQ corporate governance standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	a majority of the board of directors consist of independent directors;

•	we have a nominating and corporate governance committee that is composed entirely of independent directors; and

•	we have a compensation committee that is composed entirely of independent directors.
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
The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 1, 2015 through December 31, 2016, the market price of our common stock, which is listed on the NASDAQ Capital Market, fluctuated from a high of $7.24 per share in the second quarter of 2015 to a low of $1.22 in the fourth quarter of 2016. The listing of our common stock on the NASDAQ Capital Market does not assure that a meaningful, consistent and liquid trading market will exist, and in recent years, the market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility in addition to volatility caused by the occurrence of industry and company specific events. Factors that could cause fluctuations include, but are not limited to, the following:

•	our progress in developing and commercializing our products;

•	price and volume fluctuations in the overall stock market from time to time;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our stock;

•	departures of key personnel;

•	changes in the regulatory status of our product candidates, including results of our preclinical studies and clinical trials;

•	status of contract and funding negotiations relating to our product candidates;

•	events affecting our collaborators;

•	events affecting our competitors;

•	announcements of new products or technologies, commercial relationships or other events by us or our competitors;

•	regulatory developments in the U.S. and other countries;

•	failure of our common stock to be listed or quoted on the NASDAQ Capital Market, other national market system or any national stock exchange;

•	changes in accounting principles; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.
In addition, the stock market in general, and the stock price of companies listed on the NASDAQ, and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of actual operating performance.
As a result of the volatility of our stock price, we could be subject to securities litigation, which could result in substantial costs and divert management’s attention and company resources from our business.
Issuance of additional equity may adversely affect the market price of our stock.
We are currently authorized to issue 160,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of this filing, 10,987,166 shares of our common stock were issued and outstanding, we had outstanding warrants to purchase 2,148,741 shares of our common stock at an average exercise price of $11.04 per share, and options to purchase 233,367 shares of our common stock at an average exercise price of $41.98 per share. To the extent we issue shares of common stock or our outstanding options and warrants are exercised, holders of our common stock will experience dilution.
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

During the year ended December 31, 2015, we issued an aggregate of 6,716,163 shares of our Company’s common stock to Mr. Davidovich and Rusnano. The issuances of these shares were not registered under the Securities Act of 1933, and the shares will only be able to be resold pursuant to a separate registration statement or an applicable exemption from registration (under both federal and state securities laws). The shares owned by Mr. Davidovich are subject to contractual restrictions prohibiting from selling his shares until July 9, 2017. However, pursuant to the terms of registration rights agreements entered into between the Company and each of Mr. Davidovich and Rusnano, we have filed a registration statement on Form S-3 with the SEC to register the public offer and resale of the shares held by these stockholders. The registration statement has been declared effective by the SEC and after July 9, 2017, Mr. Davidovich will be able to freely sell some or all of his shares of our Company’s common stock. If all or a substantial portion of these shares are resold into the public markets under such registration statement, such transactions may cause a decline in the trading price of our common stock.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Description of Properties
Our corporate headquarters is located at 73 High Street, Buffalo, New York 14203. We have approximately 32,000 square feet of laboratory and office space under a twelve-year lease through June of 2019 with successive two-year renewals, of which approximately 6,715 square feet was subleased to various companies. The subleases covering the majority of the subleased space may be terminated by either party upon 30 days written notice to the other party. This space serves as our corporate headquarters and U.S. corporate headquarters for Panacela. In addition, we have approximately 1,098 square feet under lease outside of the U.S. expiring at varying times through 2017. We do not own any real property.
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
While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of December 31, 2016, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows or that are required to be disclosed under the rules of the SEC.

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
STOCK PRICES
The following table sets forth the range of high and low sale prices on The NASDAQ Capital Market, for each quarter during 2016 and 2015. On February 14, 2017, the last reported sale price of our common stock was $1.91 per share.

2016	High	Low
First Quarter	$4.00	$2.42
Second Quarter	3.30	1.92
Third Quarter	3.25	1.55
Fourth Quarter	1.96	1.22
2015(1)
First Quarter	$6.90	$3.07
Second Quarter	7.24	1.84
Third Quarter	5.29	3.38
Fourth Quarter	4.85	3.38
(1) - As adjusted to account for the Company’s 1:20 reverse stock split effected on January 28, 2015.
STOCKHOLDERS
As of February 14, 2017, there were approximately 29 stockholders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
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
UNREGISTERED SALE OF SECURITIES
We did not sell any equity securities during the fiscal year ended December 31, 2016 in transactions that were not registered under the Securities Act.
ISSUER PURCHASES OF EQUITY SECURITIES
We made no repurchases of our securities during the year ended December 31, 2016.

Item 6: Selected Financial Data
Not required for smaller reporting company filers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
We are an innovative biopharmaceutical company developing novel approaches to activate the immune system and address serious medical needs. Our proprietary platform of Toll-like immune receptor activators has applications in mitigation of radiation injury and immuno-oncology. We combine our proven scientific expertise and our depth of knowledge about our products’ mechanisms of action into a passion for developing drugs to save lives. Our most advanced product candidate is entolimod, an immune-stimulatory agent, which we are developing as a radiation countermeasure and an immunotherapy for oncology and other indications. During the two years ended December 31, 2016, we conducted business in the U.S. and Russia through two subsidiaries, one of which is wholly-owned, BioLab 612; one of which is owned in collaboration with a financial partner, Panacela; and, a former subsidiary, Incuron. We held a minority ownership interest in Incuron until April 29, 2015, during which we recognized only our equitable interest in Incuron’s results of operation as a single line item classified as "Equity in Loss of Incuron, LLC" in our Statements of Operations, as Incuron’s operations were an extension of our core business. Subsequent to April 29, 2015, Incuron was accounted for on the cost basis until we sold our remaining interest in Incuron on June 30, 2015. See Item 1, “Business” for more information on our product candidates and our strategic partnerships.
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
Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectability is reasonably assured, contractual obligations have been satisfied and title and risk of loss have been transferred to the customer. We generate our revenue from two different types of contractual arrangements: cost-reimbursable grants and contracts and fixed-price grants and contracts. Costs consist primarily of actual internal labor charges, subcontractor and material costs incurred, plus an allocation of fringe benefits, overhead and general and administrative expenses ("G&A"), and applicable fee, if any, based on the terms of the contract.
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
As of December 31, 2016, we held approximately $0.9 million in accrued expenses classified as Level 3 securities for warrants to purchase common stock.
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
Research and Development Expenses
R&D costs are expensed as incurred. Advance payments are deferred and expensed as performance occurs. R&D costs include the cost of our personnel consisting of salaries, incentive and stock-based compensation, out-of-pocket preclinical and clinical trial costs usually associated with CROs, drug product manufacturing and formulation and a pro-rata share of facilities expense and other overhead items.
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

Other Income and Expenses
Other recurring income and expenses primarily consists of interest income on our investments, interest on our debt instruments, changes in the market value of our derivative financial instruments, gains and losses on disposal of fixed assets, and foreign currency transaction gains or losses.
YEAR ENDED DECEMBER 31, 2016 COMPARED TO YEAR ENDED DECEMBER 31, 2015
Revenue
Revenue increased from $2.7 million for the year ended December 31, 2015 to $3.5 million for the year ended December 31, 2016, representing an increase of $0.8 million, or 30%, principally because work under the two new cost reimbursable DoD contracts that were awarded to us in September 2015 for the continued development of entolimod's biodefense indication began during the fourth quarter of 2015. Revenue from the JWMRP contract for continued preclinical development along with other drug manufacturing activities should increase in 2017 as the in-progress contracted research activities to compare the historical drug formulation used in prior preclinical and clinical studies versus the to-be-marketed drug product lots of entolimod submitted for approval under CBLI's application for pre-EUA are expected to be completed. Revenue from both the JWMRP contract and the PRMRP grant is expected to increase as a result of the commencement of contracted tasks critical for the preparation of a BLA of entolimod as a radiation countermeasure.
All contracted activities for our Russian trials funded by MPT were completed in the year ended December 31, 2016. As a result, the contracted revenue for each of our MPT revenue sources was fully recognized. Service revenue from Incuron is expected to continue into 2017 in an amount similar to 2016.
Since these revenue sources are cost reimbursable in nature, variances in these activities, period to period, are directly aligned with variances in the underlying costs of service. Differences in our revenue sources, by program, between the years are set forth in the following table:

		Year Ended December 31,
Funding Source	Program	2016	Percent of Total	2015	Percent of Total	Variance
DoD	JWMRP Contract	$1,198,247	34.1%	$193,216	7.1%	$1,005,031
DoD	PRMRP Grant	49,077	1.4%	20,174	0.7%	28,903
MPT(1)	CBLB612	304,485	8.7%	484,783	17.9%	(180,298)
MPT(1)	Entolimod oncology	734,194	20.9%	474,167	17.5%	260,027
Incuron	Service Contracts	622,360	17.7%	881,732	32.6%	(259,372)
		2,908,363	82.7%	2,054,072	75.8%	854,291
MPT(1)	Mobilan	610,039	17.3%	654,153	24.2%	(44,114)
		$3,518,402	100.0%	$2,708,225	100.0%	$810,177

(1)	The contracts received from Russian government entities are denominated in Russian rubles. The revenue above was calculated using average exchange rates for the periods presented.
We anticipate our revenue over the next year will continue to be derived primarily from government grants and contracts and service contracts from Incuron. The following table sets forth information regarding our currently active contracts as of December 31, 2016:

Funding source	Program	Total award value	Funded award value	Cumulative revenue recognized	Funded backlog	Unfunded backlog
DoD	JWMRP Contract	$9,226,455	$9,226,455	$1,391,463	$7,834,992	$—
DoD	PRMRP Grant	6,573,992	6,573,992	69,251	6,504,741	—
MPT(1)	CBLB612	3,342,247	3,342,247	3,342,247	—	—
MPT(1)	Entolimod oncology	3,035,575	3,035,575	3,035,575	—	—
		22,178,269	22,178,269	7,838,536	14,339,733	—
MPT(1)	Mobilan	3,207,585	3,207,585	3,207,585	—	—
		$25,385,854	$25,385,854	$11,046,121	$14,339,733	$—

(1)	The contract values above are calculated based on the cumulative revenue recognized to date plus our backlog valued at the December 31, 2016 exchange rate for Russian ruble denominated values.

Research and Development Expenses
R&D expenses decreased from $7.1 million for the year ended December 31, 2015 to $6.5 million for the year ended December 31, 2016, representing a decrease of $0.6 million, or 9%. Variances in individual development programs are noted in the table below. Significant reductions include reduction of funds spent on Entolimod for oncology indications and Curaxins due to the completion of preclinical studies in 2015. These reductions were partially offset by increased expenses on Entolimod 's biodefense indication for continued preclinical development along with other drug manufacturing activities associated with our JWMRP contract and expenses associated with our regulatory efforts with the EMA to prepare a pediatric investigational plan and other activities in support of filing a MAA with EMA. Expenses for CBLB612 also increased due to clinical studies in the Russian Federation which completed in 2016. We expect that costs associated with entolimod's biodefense indication to significantly increase in 2017 as activity associated with our DoD contract and regulatory efforts with the EMA and FDA will continue to ramp up. Panacela product candidates and Curaxins expenditures are expected to remain constant as ongoing clinical trials will continue to enroll in 2017. CBLB612 and entolimod for oncology indication expenditures are expected to decrease while we evaluate clinical and preclinical study data to determine further development plans which optimize shareholder value.

	Year Ended December 31,
	2016	2015	Variance
Entolimod's biodefense indication	$3,328,865	$2,800,583	$528,282
CBLB612	484,238	397,440	86,798
Entolimod's oncology indications	1,716,542	2,649,054	(932,512)
	5,529,645	5,847,077	(317,432)
Curaxins	466,684	811,463	(344,779)
Panacela product candidates	499,793	484,753	15,040
Total research & development expenses	$6,496,122	$7,143,293	$(647,171)
General and Administrative Expenses
G&A expenses decreased from $6.4 million for the year ended December 31, 2015 to $3.4 million for the year ended December 31, 2016, representing a decrease of $3.0 million, or 46.9%. These reductions consisted of a reduction of $1.3 million in compensation expense, due to fewer personnel, a reduction of $1.5 million in professional fees, and a reduction of $0.2 million for other operating expenses. These reductions include a one-time expense of $0.6 million related to costs associated with our equity offering in February 2015, as more fully described in Note 7, "Stockholders’ Equity," to our consolidated financial statements. The majority of the costs of the February equity offering were expensed, and not otherwise charged to equity, as the majority of the net proceeds were considered derivative liabilities. Further professional fee reductions of $0.4 million were in connection with non-recurring activities in 2015 associated with strategic transactions and another $0.5 million were in connection with cost savings efforts to streamline operations. We expect G&A expenses to continue to decrease in 2017, albeit at a more modest rate.
Other Income and Expenses
Other income increased from $2.3 million of other expense for the year ended December 31, 2015 to other income of $3.8 million for the year ended December 31, 2016, representing an income increase of $6.1 million or 267%. This income increase was primarily related to a $3.3 million variance related to our warrant liability, a $1.0 million gain on foreign currency, equipment sales, and a one-time gain in connection with the settlement of claims associated with our Nota-Bank deposits. Additionally, expenses and income were recognized during 2015 that did not repeat in 2016, namely: $0.4 million related to our equity in the loss of Incuron accounted for as an equity investment, $1.1 million in losses associated with the restricted cash deposits more fully discussed in Note 2, "Summary of Significant Accounting Principles," $0.5 million in debt service costs associated with retired debt more fully described in Note 6, "Debt," and a $0.2 million gain on the settlement of debt associated with the Panacela restructuring transaction more fully described in Note 5, "Noncontrolling Interests."
Liquidity and Capital Resources
We incurred net losses of $150.7 million from our inception through December 31, 2016. Historically, we have not generated, and do not expect to generate, revenue from sales of product candidates in the immediate future. Since our founding in 2003, we have funded our operations through a variety of means:

•
From inception through December 31, 2016, we have raised $144.7 million of net equity capital, including amounts received from the exercise of options and warrants. We have also received $7.3 million in net proceeds from the issuance of long-term debt instruments;

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

•	We have been awarded $4.0 million in grants and contracts not described above, all of which has been recognized at December 31, 2016;

•
Incuron was formed to develop and commercialize the Curaxins product line, including its lead oncology drug candidate CBL0137. As more fully described in Note 5, "Noncontrolling Interests" we sold our remaining ownership interest in Incuron during 2015 for approximately $4.0 million and retain a 2% royalty interest in the CBL0137 technology; and

•
Panacela was formed to develop and commercialize preclinical compounds, which were transferred to Panacela through assignment and lease agreements. Rusnano contributed $9.0 million and we contributed $3.0 million plus intellectual property at formation. As more fully described in Note 5, "Noncontrolling Interests" we recapitalized Panacela in December 2015 with Rusnano converting $0.7 million of debt to equity and CBLI obtaining $2.2 million of Panacela equity through a combination of cash payments, debt forgiveness and common stock issuance. As of the date of this filing, CBLI owns 67.57% of Panacela.

We have incurred cumulative net losses and expect to incur additional losses related to our R&D activities. We do not have commercial products and have limited capital resources. As of December 31, 2016 we had $15.2 million in cash, cash equivalents and short-term investments which, along with the active government contracts described above, are expected to fund our projected operating requirements and allow us to fund our operating plan, in each case, for at least 12 months beyond the filing date of this Annual Report on Form 10-K. However, until we are able to commercialize our product candidates at a level that covers our cash expenses, we will need to raise substantial additional capital, which we may be unable to raise in sufficient amounts, when needed and at acceptable terms. Our plans with regard to these matters may include seeking additional capital through debt or equity financing, the sale or license of drug candidates, or obtaining additional research funding from the U.S. or Russian governments. There can be no assurance that we will be able to obtain future financing on acceptable terms, or that we can obtain additional government financing for our operations. If we are unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.
Operating Activities
The following table provides information regarding our cash flows for the nine months ended December 31, 2016 and 2015:

	For the year ended December 31,
	2016	2015	Variance
Net cash used in operating activities	$(5,039,639)	$(12,080,120)	$7,040,481
Net cash provided by (used in) investing activities	5,673,013	(10,276,623)	15,949,636
Net cash provided by financing activities	539,998	24,935,624	(24,395,626)
Effect of exchange rate change on cash and equivalents	(189,980)	235,574	(425,554)
Increase in cash and cash equivalents	983,392	2,814,455	(1,831,063)
Cash and cash equivalents at beginning of period	5,918,424	3,103,969	2,814,455
Cash and cash equivalents at end of period	$6,901,816	$5,918,424	$983,392
Operating Activities
Net cash used in operations decreased by $7.0 million to $5.0 million for the year ended December 31, 2016 from $12.1 million for the year ended December 31, 2015. Net cash used in operating activities for the period ending December 31, 2016 consisted of a reported net loss of $2.6 million, which was adjusted up for $3.2 million of net noncash operating activities, and a $0.8 million net decrease due to changes in operating assets and liabilities. The $3.2 million of net noncash operating activities consisted principally of changes in the valuation of our warrant liability and gains from equipment sales. Of the net $0.8 million of changes in operating assets and liabilities, $0.5 million was due to a net decrease in accounts receivable and other current assets primarily due to a decrease in accounts receivable associated with our MPT contracts and amortization of prepaid insurance, and $0.3 million was due to a net increase in accrued expenses and accounts payable primarily due to expense increases associated with clinical studies which were supported by our recently completed MPT contracts, preclinical and other drug manufacturing activities supported by our JWMRP contract which were partially offset by reductions in personnel and outside professional costs. Net cash used in operating activities for the period ending December 31, 2015 consisted of reported net loss of $13 million, which was adjusted down for $2.4 million of net noncash operating activities, and a $1.4 million net increase due to changes in operating assets and liabilities. Of the net noncash operating activities of $2.4 million, $1.1 million was due to an investment loss in connection with our NOTA-Bank deposit, as more fully described in Note 2, "Summary of Significant Accounting Policies- Restricted Cash," $0.6 million was due to warrant issuance costs associated with the sale of equity in February 2015, $0.4 million was due to our equity in Incuron losses, and $0.5 million was due to depreciation, amortization, noncash compensation expense and other noncash expenses. These expenses were partially offset by a $0.2 million gain on the settlement of debt associated with the Panacela restructuring transaction more fully described in Note 5, "Noncontrolling Interests." Of the net $1.4 million of changes in operating assets and liabilities, $0.6 million was due to a reduction in accounts payables and accrued expenses primarily associated with the payment of vendor debt as part of the Panacela recapitalization in December of 2015 as more fully described in Note 5, "Noncontrolling Interests," $0.4 million was due to increases in accounts receivable associated with our services provided to Incuron and our new DoD contracts, $0.3 million was due to prepaid expenses associated with the prepayment of insurance and $0.1 was due to recognition of previously deferred revenue.
Investing Activities
Net cash provided by (used in) investing activities changed by $15.9 million to $5.7 million provided for the year ended December 31, 2016 from $10.3 million used in the year ended December 31, 2015. The net cash provided by investing activities for the year ended December 31, 2016 consisted primarily of maturities of short-term investments and proceeds from equipment sales. The net cash used in investing activities for the year ended December 31, 2015 consisted primarily of net purchases of short-term investments of $13.3 million, offset by $3.0 million in cash received in connection with the sale of Incuron.
Financing Activities
Cash provided by financing activities decreased by $24.4 million to $0.5 million for the year ended December 31, 2016, from $24.9 million for the year ended December 31, 2015. Net cash provided by financing activities for the year ended December 31, 2016 consisted of the sale of $0.5 million of treasury stock. Net cash provided by financing activities for the year ended December 31, 2015 primarily consisted of the sale of $27.6 million in equity securities and treasury stock, offset by $2.7 million in principal and interest payments associated with debt repayments more fully described in Note 6, "Debt."
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements at December 31, 2016.
Item 7A: Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting company filers.

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Cleveland BioLabs, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Cleveland BioLabs, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2016. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cleveland BioLabs, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
/s/ Meaden & Moore, Ltd.
MEADEN & MOORE, LTD.
Certified Public Accountants
Cleveland, Ohio
February 22, 2017

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$6,901,816	$5,918,424
Short-term investments	8,343,657	13,701,273
Accounts receivable	352,700	631,084
Other current assets	289,768	442,642
Total current assets	15,887,941	20,693,423
Equipment, net	37,376	122,958
Restricted cash	—	37,663
Other long-term assets	30,553	26,560
Total assets	$15,955,870	$20,880,604
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$336,435	$197,134
Accrued expenses	1,823,235	1,584,826
Deferred revenue	—	11,892
Accrued warrant liability	949,419	4,048,900
Total current liabilities	3,109,089	5,842,752
Commitments and contingencies	—	—
Total liabilities	3,109,089	5,842,752
Stockholders’ equity:
Preferred stock, $.005 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	—	—
Common stock, $.005 par value; 160,000,000 shares authorized, 10,987,166 and 10,987,166 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	54,932	54,932
Additional paid-in capital	158,773,753	158,764,985
Other comprehensive loss	(564,559)	(408,051)
Accumulated deficit	(150,740,156)	(147,978,831)
Treasury Stock, at cost; 0 and 158,900, respectively	—	(544,853)
Total Cleveland BioLabs, Inc. stockholders’ equity	7,523,970	9,888,182
Noncontrolling interest in stockholders’ equity	5,322,811	5,149,670
Total stockholders’ equity	12,846,781	15,037,852
Total liabilities and stockholders’ equity	$15,955,870	$20,880,604
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2016	2015
Revenues:
Grants and contracts	$3,518,402	$2,708,225
Operating expenses:
Research and development	6,496,122	7,143,293
General and administrative	3,378,130	6,355,962
Total operating expenses	9,874,252	13,499,255
Loss from operations	(6,355,850)	(10,791,030)
Other income (expense):
Interest and other income (expense)	263,653	(99,488)
Foreign exchange gain (loss)	362,140	(509,513)
Gain (loss) on investment provision	40,517	(1,060,834)
Change in value of warrant liability	3,099,481	(221,915)
Equity in loss of Incuron, LLC	—	(362,137)
Total other income (expense)	3,765,791	(2,253,887)
Net loss	(2,590,059)	(13,044,917)
Net loss (gain) attributable to noncontrolling interests	(68,806)	407,280
Net loss attributable to Cleveland BioLabs, Inc.	$(2,658,865)	$(12,637,637)
Net loss available to common stockholders per share of common stock, basic and diluted	$(0.24)	$(1.79)
Weighted average number of shares used in calculating net income (loss) per share, basic and diluted	10,987,166	7,060,396
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2016	2015
Net loss including noncontrolling interests	$(2,590,059)	$(13,044,917)
Other comprehensive loss
Unrealized gain (loss) on short-term investments	3,904	(6,190)
Foreign currency translation adjustment	(158,537)	30,025
Comprehensive loss including noncontrolling interests	(2,744,692)	(13,021,082)
Comprehensive loss (gain) attributable to noncontrolling interests	(63,448)	449,752
Comprehensive loss attributable to Cleveland BioLabs, Inc.	$(2,808,140)	$(12,571,330)
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,590,059)	$(13,044,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	63,456	140,135
Amortization of loan costs	—	135,082
Gain on debt extinguishment	—	(184,475)
Unrealized currency loss on short-term investments	(43,931)	(17,928)
Gain on equipment disposal	(180,901)	(25,685)
Investment loss provision	43,524	1,060,834
Noncash compensation	13,623	96,401
Warrant issuance costs	—	617,776
Equity in loss of Incuron, LLC	—	362,137
Change in value of warrant liability	(3,099,481)	221,915
Changes in operating assets and liabilities:
Accounts receivable	300,762	(414,068)
Other current assets	174,717	(286,240)
Other long-term assets	(3,736)	13,431
Accounts payable	124,006	(833,947)
Deferred revenue	(12,929)	(130,048)
Accrued expenses	171,310	209,477
Net cash used in operating activities	(5,039,639)	(12,080,120)
Cash flows from investing activities:
Purchase of short-term investments	(17,225,557)	(16,873,917)
Sale of short-term investments	22,712,480	3,184,287
Proceeds from sale of equipment	198,914	25,685
Purchase of equipment	(10,249)	(19,775)
Proceeds from sale of Incuron, LLC	—	3,000,000
Increase (decrease) in restricted cash	(2,575)	407,097
Net cash provided by (used in) investing activities	5,673,013	(10,276,623)
Cash flows from financing activities:
Issuance of common stock, net of offering costs	—	27,190,292
Net repayment of long-term debt	—	(2,664,691)
Net proceeds from sale of treasury stock	539,998	417,545
Repayment of capital lease obligation	—	(7,522)
Net cash provided by financing activities	539,998	24,935,624
Effect of exchange rate change on cash and equivalents	(189,980)	235,574
Increase in cash and cash equivalents	983,392	2,814,455
Cash and cash equivalents at beginning of period	5,918,424	3,103,969
Cash and cash equivalents at end of period	$6,901,816	$5,918,424
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$517,904
Supplemental schedule of noncash financing activities:
Allocation of equity proceeds to fair value of warrants	$—	$3,081,634
Debt to equity conversion	—	1,846,500
Repurchase of treasury stock	—	906,321
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	2,858,126	14,287	—	—	132,693,988
Stock based compensation	5,023	25	—	—	256,795
Issuance of common stock, net of offering costs of $1,410,011	8,122,189	40,611	—	—	28,839,862
Repurchase of Treasury Stock	—	—	264,318	(906,321)	—
Sale of Treasury Stock	—	—	(105,418)	361,468	56,077
Exercise of warrants	1,828	9	—	—	(9)
Increased ownership of Panacela Labs, Inc.	—	—	—	—	(94)
Noncontrolling interest contribution in Panacela Labs, Inc.	—	—	—	—	—
Allocation of equity proceeds to fair value of warrants	—	—	—	—	(3,081,634)
Net loss	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at December 31, 2015	10,987,166	54,932	158,900	(544,853)	158,764,985
Stock based compensation	—	—	—	—	13,623
Sale of Treasury Stock	—	—	(158,900)	544,853	(4,855)
Increased ownership of Panacela Labs, Inc.	—	—	—	—	—
Net loss	—	—	—	—	—
Unrealized gain on short-term investments	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at December 31, 2016	10,987,166	$54,932	—	$—	$158,773,753

	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total

Balance at December 31, 2014	(380,110)	(133,935,562)	3,393,499	1,786,102
Stock based compensation	—	—	—	256,820
Issuance of common stock, net of offering costs of $1,410,011	—	—	—	28,880,473
Repurchase of Treasury Stock	—	—	—	(906,321)
Sale of Treasury Stock	—	—	—	417,545
Exercise of warrants	—	—	—	—
Increased ownership of Panacela Labs, Inc.	(94,248)	(1,405,632)	1,499,880	(94)
Noncontrolling interest contribution in Panacela Labs, Inc.	—	—	706,043	706,043
Allocation of equity proceeds to fair value of warrants	—	—	—	(3,081,634)
Net loss	—	(12,637,637)	(407,280)	(13,044,917)
Foreign currency translation	72,497	—	(42,472)	30,025
Balance at December 31, 2015	(408,051)	(147,978,831)	5,149,670	15,037,852
Stock based compensation	—	—		13,623
Sale of Treasury Stock	—	—	—	539,998
Increased ownership of Panacela Labs, Inc.	(7,233)	(102,460)	109,693	—
Net loss	—	(2,658,865)	68,806	(2,590,059)
Unrealized gain on short-term investments	3,904	—	—	3,904
Foreign currency translation	(153,179)	—	(5,358)	(158,537)
Balance at December 31, 2016	$(564,559)	$(150,740,156)	$5,322,811	$12,846,781
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
CBLI was incorporated in Delaware in June 2003 and is headquartered in Buffalo, New York. CBLI conducts business in the United States ("U.S.") and in the Russian Federation ("Russia"), through several subsidiaries including: one wholly-owned subsidiary, BioLab 612, LLC ("BioLab 612"), which began operations in 2012; Panacela Labs, Inc. ("Panacela"), which was formed by us and Joint Stock Company “Rusnano” ("Rusnano") our financial partner, in 2011; and, Incuron LLC ("Incuron"), which was formed by us and Bioprocess Capital Ventures ("BCV") our financial partner, in 2010. As more fully described in Note 5, "Noncontrolling Interests" our ownership in Incuron has decreased during the two years ended December 31, 2015 from being the majority shareholder until November 25, 2014, to longer being a shareholder as of June 30, 2015. Unless otherwise noted, references to the “Company,” “we,” “us” and “our” refer to Cleveland BioLabs, Inc. together with its subsidiaries.
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
Cash and Cash Equivalents
Of the $6.9 million and $5.9 million of cash and cash equivalents at December 31, 2016 and December 31, 2015, respectively, $2.4 million and $1.9 million, respectively, consisted of highly liquid investments with maturities of 90 days or less when purchased. These investments consist of U.S. Treasury securities, time deposits and investments in money market funds with commercial banks and financial institutions. As of December 31, 2016, $1,324.9 thousand of the Company’s cash and cash equivalents were held in Russian banks, of which $1,267.8 thousand was denominated in rubles with the remaining $57.1 thousand denominated in U.S. dollars.
Short-Term Investments
The Company’s short-term investments are classified as available for sale and held to maturity. Short-term investments consisted of United States Treasury securities in the amount of $7.4 million which were owned by CBLI and had maturities of less than 12 months. Accordingly, these investments are carried at fair market value. In addition, $0.9 million in certificates of deposit with maturity dates beyond three months and less than one year, and owned by Panacela, are also included. These investments are classified as held to maturity given the intent and ability to hold the investments to maturity. Accordingly, these investments are carried at amortized cost. Unrealized gains and losses on available for-sale investments are reported as Other Comprehensive

Loss, a separate component of stockholders’ equity. Realized gains and losses, and interest and dividends on available-for-sale securities are recorded in our Consolidated Statement of Operations as Interest and Other Income (Expense). The cost of securities sold is based on the specific identification method.
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
As of December 31, 2016, the Company held 19% of its cash and cash equivalents in accounts located outside of the United States.
As of February 14, 2017, the Dollar:Russian Ruble exchange rate decreased from 60.6569 to 58.0619, resulting in a increase of $56.7 thousand to the Company’s cash and cash equivalents as compared to December 31, 2016.
Significant Customers and Accounts Receivable
The following table presents our revenue by customer, on a proportional basis, for the periods indicated:

	Years ended December 31,
	2016	2015	Variance
U.S. Department of Defense	35.4%	7.9%	27.5%
Russian government agencies	46.9%	59.6%	(12.7)%
Incuron, LLC	17.7%	32.5%	(14.8)%
	100.0%	100.0%	—%
Although the Company anticipates ongoing contract and grant revenue from these customers, there is no guarantee that these revenue streams will continue in the future.
The Company extends unsecured credit to its government customers under normal trade agreements and contracted terms, which generally require payment within 30 days. Accounts receivable consist of amounts due under contracts and grants from these customers, along with amounts receivable under subleases at our Buffalo, New York office facility. There were allowances for doubtful accounts of $0.2 and $0.2 million at December 31, 2016 and December 31, 2015, respectively, pertaining to accounts receivable from our subleases.
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
Restricted Cash
Restricted cash included certificates of deposit denominated in Russian rubles and posted by Panacela and BioLab 612 as collateral for performance guarantees for their contracts with the Ministry of Industry and Trade of the Russian Federation. The guarantees require Panacela and BioLab 612 to satisfactorily perform their statements of work under the contracts, after which the deposits will be released. Both Panacela and BioLab 612 satisfactorily performed their contracts in 2016 and have no further obligations to withhold restricted cash. As a consequence, the Company had no restricted cash at December 31, 2016.
We previously disclosed that the Bank of Russia appointed temporary management of NOTA-Bank and placed a three-month moratorium on all creditor claims. Subsequently, on November 24, 2015, the bank’s license was revoked by the Bank of Russia, and on January 19, 2016, the Moscow Arbitration Court declared NOTA-Bank insolvent, noting a 70% deficiency in assets.  As a result of these developments, the absence of deposit insurance coverage available to Panacela and the fact that what assets do remain will need to be settled according to priorities established by Russian law (i.e., corporate depositors are satisfied after individual depositors and state-sponsored organizations), we have written off the full value of our deposits with NOTA-Bank, aggregating to $1,060,834, which was recorded as "Investment Loss Provision" on the Statement of Operations for the year ended December 31, 2015. During 2016 we adjusted the estimated loss on our restricted cash as more facts have become known which has resulted in a net gain of $40,517, which was recorded as "Gain (loss) on investment provision" in the Statement of Operations for the year ended December 31, 2016. If and when we recover additional deposits, we will record a gain at that time.
Equity Method Investment
The Company’s equity method investment, reported as of December 31, 2014, included its minority holdings in Incuron. Under the equity method, the carrying amount of the investment is adjusted for the Company’s share of earnings and losses, as well as any capital contributions to and distributions from Incuron. The Company classifies income and losses related to its equity method investments as a component of operating income or loss as Incuron is an extension of the Company’s core business. The accounts of Incuron are presented using the equity method of accounting for the period from January 1, 2015 through April 29, 2015, the date that we no longer maintained a 20% equity interest in Incuron more fully described in Note 5. Noncontrolling Interests.
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
Other Comprehensive Income/(Loss)
The Company applies the Codification on comprehensive income (loss) that requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The following table presents the changes in accumulated other comprehensive loss for the year ended December 31, 2016.

	Unrealized loss on available-for-sale securities	Gains and losses on foreign exchange translations	Total
Beginning balance	$(6,190)	$(401,861)	$(408,051)
Other comprehensive income/(loss) before reclassifications	3,904	(158,537)	(154,633)
Amounts reclassified from accumulated other comprehensive loss	—	(1,875)	(1,875)
Ending balance	$(2,286)	$(562,273)	$(564,559)

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
Accounting for Stock-Based Compensation
The 2006 Equity Incentive Plan, as amended (the “Plan”), authorizes CBLI to grant (i) options to purchase common stock, (ii) restricted or unrestricted stock units, and (iii) stock appreciation rights, so long as the exercise or grant price of each are at least equal to the fair market value of the stock on the date of grant. At the 2015 annual meeting of stockholders, an amendment to increase the maximum number of shares of common stock reserved for issuance under the Plan was approved, and as of December 31, 2016, an aggregate of 650,000 shares of common stock were authorized for issuance under the Plan, of which a total of approximately 288,089 shares of common stock remained available for future awards. A single participant cannot be awarded more than 100,000 shares annually. Awards granted under the Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term and number of shares) under the Plan are specified in an award document, and approved by compensation committee of the CBLI board of directors.
The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. No options were granted during the year ended December 31, 2016. Set forth below are the assumptions used in valuing the stock options granted and a discussion of the Company’s methodology for developing each of the assumptions used:

2015
Risk-free interest rate	1.35-1.59%
Expected dividend yield	0%
Expected life	5 - 5.5 Years
Expected volatility	75.53-76.21%
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
In June 2013, CBLI’s stockholders approved the 2013 Employee Stock Purchase Plan ("ESPP"), which provides a means by which eligible employees of CBLI, and certain designated related corporations may be given an opportunity to purchase shares of CBLI common stock. As of December 31, 2016, there were 325,000 shares of common stock reserved for purchase under the ESPP. The number of shares reserved for purchase under the ESPP increases on January 1 of each calendar year by the lesser of (i) 10% of the total number of shares of common stock outstanding on December 31 of the preceding year, or (ii) 100,000 shares of common stock. The ESPP allows employees to use up to 15% of their compensation, up to $25,000 per year, to purchase shares of common stock at an amount equal to 85% of the fair market value of the our common stock on the offering date or the purchase date, whichever is less.
Income taxes
No income tax expense was recorded for the years ended December 31, 2016, and 2015, as the Company did not have taxable income for any of the years presented. A full valuation allowance has been recorded against the Company’s net deferred tax asset.
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
The Company has excluded the following outstanding warrants and options from the calculation of diluted net loss per share because all such securities were antidilutive for the periods presented:

	As of December 31,
Common Equivalent Securities	2016	2015
Warrants	2,148,741	2,222,155
Options	233,367	343,643
Total	2,382,108	2,565,798
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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-18 on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients” (“ASU 2016-12”). The amendments in ASU 2016-12 affect the guidance in ASU 2014-09 by clarifying certain specific aspects of the guidance, including assessment of collectability, treatment of sales taxes and contract modifications, and providing certain technical corrections. The pronouncement has the same effective date as ASU 2014-09, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the impact of ASU 2016-12 on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) related to identifying performance obligations and licensing. ASU 2016-10 is meant to clarify the guidance in FASB ASU 2014-09, “Revenue from Contracts with Customers.” Specifically, ASU 2016-10 addresses an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. The pronouncement has the same effective date as ASU 2014-09, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the impact of ASU 2016-10 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 affects entities that issue share-based payment awards to their employees. ASU 2016-09 is designed to simplify several aspects of accounting for share-based payment award transactions which include – the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and for interim periods thereafter. The Company adopted this pronouncement for the year ended December 31, 2016 and it is not expected to have a significant impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" (ASU 2016-02). ASU 2016-02 will require organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 will be effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2018, with early adoption permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated balance sheets and related disclosures.
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
In May 2014, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Update ("ASU, 2014-9"), Revenue from Contracts with Customers, which updates the principles for recognizing revenue. ASU 2014-9 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-9 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date” (“ASU 2015-14”) which defers the effective date of ASU 2014-09 by one year. ASU 2014-9 is now effective for annual reporting periods after December 15, 2017 including interim periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15") requires that an entity’s management evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods beginning after December 15, 2016 and for interim periods thereafter. The Company adopted this pronouncement for the year ended December 31, 2016.
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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$2,436,589	$—	$—	$2,436,589
Short-term investments	7,487,365	856,292	—	8,343,657
Total assets	$9,923,954	$856,292	$—	$10,780,246
Liabilities:
Accrued warrant liability	$—	$—	$949,419	$949,419
	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,885,826	$—	$—	$1,885,826
Short-term investments	13,701,273	—	—	13,701,273
Total assets	$15,587,099	$—	$—	$15,587,099
Liabilities:
Accrued warrant liability	$—	$—	$4,048,900	$4,048,900
Compensatory stock options not yet issued	—	—	—	—
Total liabilities	$—	$—	$4,048,900	$4,048,900

The Company has certain warrants that could require settlement in cash if a fundamental transaction occurs, as defined in the respective agreements. These agreements specify the amount due to warrant holders is based on the Black-Scholes pricing model. The following are the assumptions used to measure the accrued warrant liability at December 31, 2016 and 2015, which were determined in a manner consistent with that described for grants of options to purchase common stock as set forth in Note 2, “Summary of Significant Accounting Policies:"

	December 31,
	2016	2015
Stock Price	$1.42	$3.49
Exercise Price	$ 3.00 - 60.00	$ 3.00 - 100.00
Term in years	0.17 - 4.60	0.48 - 5.60
Volatility	52.88 - 96.36%	64.00 - 114.74%
Annual rate of quarterly dividends	0%	0%
Discount rate- bond equivalent yield	.15 - 1.84%	.31 - 1.86%
The following table sets forth a summary of changes in the fair value of the Company’s Level 3 fair value measurements for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016
	Accrued Warrant Liability	Compensatory Stock Options Issued After Year End
Beginning Balance	$4,048,900	$—
Total (gains) or losses, realized and unrealized, included in earnings (1)(2)	(3,099,481)	—
Issuances	—	—
Settlements	—	—
Balance at, December 31, 2016	$949,419	$—
	Year Ended December 31, 2015
	Accrued Warrant Liability	Compensatory Stock Options Issued After Year End
Beginning Balance	$862,074	$132,295
Total (gains) or losses, realized and unrealized, included in earnings (1)(2)	221,915	(51,569)
Issuances	3,636,260	—
Settlements	(671,349)	(80,726)
Balance at, December 31, 2015	$4,048,900	$—

(1)
Unrealized gains or losses related to the accrued warrant liability were included as change in value of accrued warrant liability. For the years ended December 31, 2016 and 2015 we realized gains of $0 and $671,349, respectively, in connection with the elimination of the Series B warrants issued to an investor in the January 2014 equity investment transaction.

(2)	Expenses recorded for compensatory stock options not yet issued are included in "Research and Development" expense and "General and Administrative" expense in the Statements of Operations.
Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis. As of December 31, 2016 and 2015, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.
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

	December 31, 2016
Description	Fair Value	Valuation Technique	Unobservable Input	Range in years
Accrued warrant liability	$949,419	Black-scholes pricing model	Expected term	0.17 - 4.60
Management believes the value of the accrued warrant liability and compensatory stock options are more sensitive to changes in the Company’s stock price at the end of the respective reporting period as opposed to changes in the expected term. At December 31, 2016, a 10% increase in the expected term of the Company’s warrants measured using the Black-Scholes pricing model would increase the warrant liability by approximately 13%, while a 10% decrease in the expected term would decrease the warrant liability by approximately 8%. A 10% increase in the Company’s stock price would result in an increase in the accrued warrant liability of approximately 15%, while a 10% decrease in the stock price would decrease the warrant liability by approximately 15%.
The carrying amounts of the Company’s remaining financial instruments, which include cash, short-term investments, accounts receivable and accounts payable, approximate their fair values due to their short maturities.
4. Equipment
The following table summarizes the Company’s gross equipment costs for the years ended December 31, 2016 and 2015:

	As of December 31,
	2016	2015
Computer equipment	$205,280	$298,772
Lab equipment	575,793	1,023,795
Furniture	500,202	494,188
	1,281,275	1,816,755
Less accumulated depreciation	(1,243,899)	(1,693,797)
Equipment, net	$37,376	$122,958
As part of the sublease income received from Buffalo Biolabs, Inc. mentioned in Note 8, Significant Alliances and Related Parties, the Company leases lab equipment to Buffalo Biolabs, Inc. The original cost and net book value of that equipment as of December 31, 2016 was $43,684 and $3,855, respectively. The monthly income we receive from Buffalo Biolabs, Inc. for this equipment is $766 and is cancellable upon 30 days notice.
5. Noncontrolling Interests
On May 31, 2012, BCV contributed approximately 194.0 million Russian rubles (approximately $5.9 million) to Incuron, which increased its ownership percentage to 40.78% and decreased CBLI’s ownership percentage to 59.22%, which was the ownership percentage at December 31, 2013. On June 20, 2014, BCV contributed 100.0 million Russian rubles (approximately $2.9 million) to Incuron, which increased its ownership interest from 40.78% to 46.06% and decreased CBLI’s ownership percentage from 59.22% to 53.94%. The effect of this change in CBLI’s ownership interest in Incuron on CBLI’s equity is shown on the consolidated statement of stockholders’ equity. On August 5, 2014, BCV contributed an additional 79.9 million Russian rubles (approximately $2.3 million) to Incuron which increased its ownership interest from 46.06% to 49.98%. On November 25, 2014, BCV exercised its rights under Amendment 1 to the Participation Agreement and purchased 3.05% of Incuron from us for a nominal amount. As a result, effective November 25, 2014 CBLI no longer maintained control of Incuron, owning 46.96%, and deconsolidated Incuron. The Company’s consolidated income statement for the year ended December 31, 2014 includes revenue, research and development, and general and administrative expenses recognized by Incuron through November 25, 2014 in the amounts of $1,000,770, $1,664,094 and $907,643, respectively.
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
On April 29, 2015, CBLI entered into an agreement to sell its equity stake in Incuron to Dr. Mikhail Mogutov, Chairman of Incuron’s Board of Directors and founder of BCV and/or his designee. The transaction was split into two tranches, with 75% of the Company’s equity stake in Incuron being sold for approximately $3 million on April 29, 2015, and an option being given to Dr. Mogutov to purchase CBLI’s remaining ownership interest in Incuron for approximately $1 million, which was exercised by his affiliate, BCV, on June 30, 2015. The purchase price was paid in the form of (i) $2 million in cash received in April 2015, (ii) the transfer of 264,318 shares of CBLI’s common stock (the "Mogutov Shares"), to escrow which were to be sold with the net proceeds provided to CBLI, and (iii) $1 million in cash paid in July 2015. Consequently, CBLI's remaining cost basis of $906,321, that resulted from the independent valuation discussed above, was initially recorded as a reduction in equity in the form of treasury stock. By December 31, 2015, 105,418 Mogutov Shares had been sold leaving 158,900 Mogutov Shares with CBLI's escrow agent. As such, $417,545, representing CBLI's net cash proceeds from the sale of these shares of stock have reduced the treasury stock balance at December 31, 2015. As of December 31, 2016, the remaining shares have been sold and $391,624 in cash has been received from the escrow agent. In addition, CBLI assigned its remaining intellectual property relating to Curaxin CBL0137 to Incuron in exchange for a 2% royalty on the future commercialization, licensing or sale of the Curaxin CBL0137 technology.
We anticipate that CBLI will continue to provide services to Incuron in a related party capacity following the date of deconsolidation to assist in furthering the development of CBL0137. The Company recognized $622,360 and $881,732 of revenues associated with executed services contracts for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016 the Company held $70,659 in accounts receivable from Incuron.
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
By the fourth quarter of 2015 Panacela owed approximately $2.1 million to Rusnano under the Panacela Loan, approximately $0.4 million in trade payables to CBLI and approximately $0.4 million to third-party vendors, for total obligations of approximately $2.9 million. CBLI issued 256,215 shares of common stock to Rusnano, at an agreed-upon valuation of $4.45 per share for an aggregate value of approximately $1.1 million in partial settlement of the obligations due under the Panacela Loan. Then, through a combination of debt-to-equity conversions and cash investment, an additional $1.8 million of equity capital was provided to Panacela in order to retire the remaining obligations. As a result, the Panacela Loan was fully retired, Rusnano’s proportionate equity position remained constant and CBLI’s grew from 60.47% to 66.77% at December 31, 2015. CBLI issued the 256,215 shares of common stock to Rusnano on December 18, 2015 when the stock closed at a price of $3.73 per share, or $0.72 below the $4.45 per share agreed-upon value, resulting in a gain on debt extinguishment of approximately $184,000 which has been recorded as Interest Other Income in the Statement of Operations for the year ended December 31, 2015. At December 31, 2016, CBLI had an ownership stake of 67.57% in Panacela.
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
Additional features of the Hercules Loan, all of which were recorded as debt issuance costs and loan discounts in non-current assets, include: (i) $102,000 related to legal fees and a $100,000 facility fee both of which were paid in cash; (ii) $550,000 “end-of-term charge,” which was due and paid upon full repayment of the loan and was included in long-term liabilities; and (iii) a 5-year warrant to purchase 7,813 shares of CBLI common stock. The warrant had an initial exercise price of $32.00 per share, which was subsequently lowered to $10.10 per share in accordance with its terms. The Black-Scholes pricing model yielded $117,999 as the fair value of the warrant upon issuance which was recorded as equity. CBLI amortized the loan discounts and debt issuance costs to interest expense during the term the loan was outstanding using the effective interest rate method, which approximated 16.6%.
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
For the years ended December 31, 2015, we recognized interest expense of $532,049 for these loans which included $75,907 recognized as non-cash reductions of debt issuance costs associated with loan prepayments. No interest expense was recognized for the year ended December 31, 2016.
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
On July 9, 2015, the Company sold 6,459,948 shares of the Company’s common stock to Mr. David Davidovich, a venture capital investor, for an aggregate purchase price of $25.0 million, or $3.87 per share.
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
The following table sets forth the changes in the number of warrants outstanding for the periods presented:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2014	875,304	$33.72
Granted	1,406,028	3.64
Exercised	(5,077)	3.00
Forfeited, Canceled	(54,100)	36.71
Outstanding at December 31, 2015	2,222,155	13.98
Granted	—	—
Exercised	—	—
Forfeited, Canceled	(73,414)	100.00
Outstanding at December 31, 2016	2,148,741	11.04
Equity Incentive Plan
The following is a summary of option award activity under the Plan for the year ended December 31, 2016:

	Year Ended December 31, 2016
	Total Stock Options Outstanding	Weighted Average Exercise Price per Share	Nonvested Stock Options	Weighted Average Grant Date Fair Value per Share
December 31, 2015	343,643	$46.60	42,000	$1.99
Granted	—	—	—	—
Vested	—	—	(42,000)	1.99
Exercised	—	—	—	—
Forfeited, Canceled	(110,276)	56.37	—	—
December 31, 2016	233,367	41.98	—	—
The following is a summary of outstanding stock options under the Plan as of December 31, 2016:

	Stock Options Outstanding	Vested Stock Options
Quantity	233,367	233,367
Weighted-average exercise price	$41.98	$41.98
Weighted Average Remaining Contractual Term (in Years)	6.05	6.05
Intrinsic value	$—	$—
For the years ended December 31, 2016, and 2015, the Company granted 0, and 131,500 stock options, respectively, with a weighted-average grant date fair value of $0.00, and $2.01, respectively. For the years ended December 31, 2016, and 2015, the total fair value of options vested was $83,789, and $515,904, respectively. The total intrinsic value of options exercised for the years ended December 31, 2016, and 2015 was $0, and $0, respectively.
As of December 31, 2016, there was no total compensation cost not yet recognized related to unvested stock options.
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
The Company incurred $635,187 and $970,260 in expense to RPCI related to research grants and agreements for the years ended December 31, 2016 and 2015, respectively. The Company had $91,928 and $0 included in accounts payable owed to RPCI at December 31, 2016 and 2015, respectively. In addition, the Company had $110,487 and $183,877 in accrued expenses payable to RPCI at December 31, 2016 and 2015, respectively.
The Cleveland Clinic
CBLI entered into an exclusive license agreement, or the License, with The Cleveland Clinic pursuant to which CBLI was granted an exclusive license to The Cleveland Clinic’s research base underlying our therapeutic platform and certain product candidates in development by Panacela. CBLI has the primary responsibility to fund all newly developed patents; however, The Cleveland Clinic retains ownership of those patents covered by the agreement. CBLI also agreed to use commercially diligent efforts to bring one or more products to market as soon as practical, consistent with sound and reasonable business practices and judgments. In consideration for the License, CBLI agreed to issue The Cleveland Clinic common stock and make certain milestone, royalty and sublicense royalty payments. Milestone payments, which may be credited against future royalties, amounted to $0, and $0 for the years ended December 31, 2016, and 2015, respectively. No royalty or sublicense royalty payments were made to The Cleveland Clinic during the two-year period ended December 31, 2016.

The Company also recognized $0, and $9,700 as research and development expense to CCF for the years ended December 31, 2016, and 2015, respectively. The Company had $0 and $9,700 included in accrued expenses payable at December 31, 2016 and 2015, respectively.

Buffalo BioLabs and Incuron
Our Chief Scientific Officer, Dr. Andrei Gudkov has business relationships with several entities with which we transact business, the most significant of which is Buffalo BioLabs ("BBL"), where Dr. Gudkov was a founder and currently serves as their Principal Scientific Adviser. Pursuant to a master services agreement we have with BBL, the Company recognized $730,164, and $1,405,261 as research and development expense for the years ended December 31, 2016, and 2015, respectively, and included $1,319 and $0 in accounts payable at December 31, 2016 and 2015. In addition, the Company had $23,500 and $87,690 in accrued expenses payable to BBL at December 31, 2016 and 2015. We also recognized $90,607, and $101,667 from BBL for sublease and other income for the years ended December 31, 2016, and 2015, respectively. Pursuant to our real estate sublease and equipment lease with BBL, we had gross and net accounts receivable of $209,853 and $7,702 at December 31, 2016 and gross and net accounts receivables of $215,414 and $0 at December 31, 2015, respectively.
Dr. Gudkov is also an uncompensated member of the board of directors for Incuron. Pursuant to master service and development agreements we have with Incuron, the Company performs various research, business development, clinical advisory, and management services. We recognized revenue of $622,360 and $881,732 from Incuron for the years ended December 31, 2016, and 2015, respectively. In addition, we also recognized $7,104 and $7,104 from Incuron for sublease and other income for the years ended for the years ended December 31, 2016, and 2015, respectively. Pursuant to these agreements, we had gross accounts receivable of $70,659 and $135,988 for the years ended December 31, 2016, and 2015, respectively.

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
Income (loss) from continuing operations consists of the following:

	For the Year Ended December 31,
	2016	2015
US operations	$(2,010,415)	$(9,988,875)
Foreign operations	(579,644)	(3,056,042)
	$(2,590,059)	$(13,044,917)
The provision for income taxes charged to continuing operations is $0 for all periods presented.
Deferred tax assets (liabilities) were comprised of the following as of the periods presented below:

	As of December 31,
	2016	2015
Deferred tax assets:
Operating loss carryforwards	$50,687,000	$51,710,000
Accrued expenses	8,781,000	8,932,000
Tax credit carryforwards	3,747,000	3,618,000
Intellectual property	4,097,000	3,902,000
Outside tax basis difference in affiliate	—	—
Equipment	283,000	330,000
Other	—	—
Total deferred tax assets	67,595,000	68,492,000
Deferred tax liabilities:	—	—
Net deferred tax asset	67,595,000	68,492,000
Valuation allowance	(67,595,000)	(68,492,000)
	$—	$—
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to the pretax loss from continuing operations as a result of the following differences:

	For the Year Ended December 31,
	2016	2015
Tax at the U.S. statutory rate	$(881,000)	$(4,435,000)
Change in value of warrant liability	(1,054,000)	75,000
Valuation allowance	1,933,000	3,335,000
Deconsolidation of Incuron	—	—
Gain on sale of Incuron	—	1,020,000
Other	2,000	5,000
	$—	$—
At December 31, 2016, the Company had U.S. federal net operating loss carryforwards of approximately $134,774,000, which begin to expire if not utilized by 2023, and approximately $3,905,000 of tax credit carryforwards which begin to expire if not utilized by 2024. The Company also has state net operating loss carryforwards of approximately $80,714,000, which begin to expire if not utilized by 2027 and state tax credit carryforwards of approximately $324,000, which begin to expire if not utilized by 2022. The purchase of 6,459,948 shares of common stock by Mr. Davidovich on July 9, 2015 resulted in Mr. Davidovich owning 60.2% of the Company, at that time. We therefore believe it highly likely that this transaction, more fully described in Note 7, "Stockholders’ Equity," will be viewed by the U.S. Internal Revenue Service as a change of ownership as defined by Section 382 of the Internal Revenue Code. Consequently, our ability to utilize $124,762,000 of U.S. federal net operating loss carryforwards, $3,650,000 of U.S. tax credit carry forwards, $73,381,000 of state net operating loss carryforwards, and $324,000 of state tax credit carryforwards, all of which occurred prior to July 9, 2015, are limited. As such, a significant portion of these carryforwards will likely expire before they can be utilized, even if the Company is able to generate taxable income that, except for this transaction, would have been sufficient to fully utilize these carryforwards.
The Company files U.S. federal tax returns, along with various state and foreign income tax returns. All federal, state and foreign tax returns for the years ended December 31, 2015, 2014 and 2013 are still open for examination.
The following presents a roll-forward of the unrecognized tax benefits and the associated interest and penalties:

	Unrecognized Tax Benefits	Interest and Penalties
Balance at January 1, 2015	$453,000	$—
Prior year tax position	—	—
Current year tax position	—	—
Deferred tax position	15,000	—
Settlements with tax authorities	—	—
Expiration of the statute of limitations	—	—
Balance at December 31, 2015	468,000	—
Prior year tax position	—	—
Current year tax position	—	—
Deferred tax position	14,000	—
Settlements with tax authorities	—	—
Expiration of the statute of limitations	—	—
Balance at December 31, 2016	$482,000	$—
CBLI received New York State incentive tax credit refunds of $60,050 and $119,200 during 2016 and 2015, respectively. These refundable tax credits were based on the Company’s research and development activities, real estate tax payments, employment levels and equipment purchases. Since there is no state tax liability or refund of prior year tax payments, these refundable tax credits were recorded against operating expenses in the year of receipt, instead of being recorded as an income tax benefit.
10. Employee Benefit Plan
CBLI maintains an active defined contribution retirement plan for its employees, referred to herein as the Benefit Plan. All employees satisfying certain service requirements are eligible to participate in the Benefit Plan. The Company makes matching cash contributions each payroll period, up to 4% of employees’ salaries. The Company’s expense relating to the Benefit Plan was $48,334, and $76,668 for the years ended December 31, 2016, and 2015, respectively.
11. Commitments and Contingencies
The Company has entered into various agreements with third parties and certain related parties in connection with the research and development activities of its existing product candidates as well as discovery efforts on potential new product candidates. These agreements include fixed obligations to sponsor research and development activities, make minimum royalty payments for licensed patents and pay additional amounts that may be required upon the achievement of scientific, regulatory and commercial milestones, including milestones such as the submission of an IND to the FDA and the first commercial sale of the Company’s products in various countries. As of December 31, 2016 the Company is uncertain as to whether any of these contingent events will become realized. There were no milestone payments or royalties on net sales accrued for any of these agreements as of December 31, 2016 and 2015 as none were due.
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
As of December 31, 2016, the Company had unconditional purchase obligations totaling $647,855 for goods and services, substantially all of which the Company anticipates to incur during 2017.
Capital Lease
In December 2011, the Company entered into a capital lease for scientific equipment in the amount of $304,678. The terms of the lease required an upfront payment of $82,983 and monthly payments of $7,616 for 36 months once the lease term began in March 2012. Principal payments under the capital lease obligation were $0, and $7,522; and, interest payments were $0, and $90 for the years ended December 31, 2016, and 2015, respectively. As of March 31, 2016, the equipment purchased pursuant to the capital lease was sold which resulted in a one-time gain of $115,049 which was reported as Other Income in the Company's consolidated income statement for the year ended December 31, 2016. At the time of the sale, the accumulated depreciation for the equipment was $62,111.
Operating Leases
The Company leases laboratory facilities and office facilities at various locations with expiration dates ranging from 2017 to 2019. The Company recognizes rent expense on a straight-line basis over the term of the related operating leases. For the years ended December 31, 2016, and 2015, total rent expense related to the Company’s operating leases was $388,355, and $395,461, respectively. In addition, the Company has subleased some of its facilities.
As of December 31, 2016, future minimum payments under operating leases are as follows:

2017	$385,426
2018	376,532
2019	191,048
Total minimum lease payments	$953,006

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A: Controls and Procedures
Effectiveness of Disclosure
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), as of December 31, 2016. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B: Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2017 Annual Meeting of Stockholders.
Item 11. Executive Compensation
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in our Proxy Statement for the 2017 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2017 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in our Proxy Statement for the 2017 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2017 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:

(1)	Financial Statements, included in Part II, Item 8. “Financial Statements and Supplementary Data”:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the years ended December 31, 2016 and 2015
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015
Consolidated Statement of Stockholders’ Equity as of December 31, 2016 and 2015
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
3.4
Certificate of Amendment to Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on April 20, 2015 (incorporated by reference to Exhibit 3.4 to Form 10-Q for the period ended March 31, 2016, filed May 16, 2016.

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

3.7	Second Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 5, 2007).
3.8	Amendment to Second Amended and Restated By-Laws of Cleveland BioLabs, Inc. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 18, 2015).
4.0	Form of Common Stock Purchase Warrant (Series D Transaction) (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 30, 2009).
4.1	Form of Common Stock Purchase Warrant (Private Placement closed on March 2, 2010) (Incorporated by reference to Exhibit 4.1 to Form 8-K/A filed on February 26, 2010).
4.2	Form of Series F Warrants (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 21, 2011).
4.3	Form of Warrant Agreement by and between Cleveland BioLabs, Inc. and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 22, 2012).

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

10.24†	Award/Contract W81XWH-15-C-0101 dated September 1, 2015 issued by USA Med Research ACQ Activity (Incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 9, 2015).
10.25†	Award/Contract W81XWH-15-C-0101 modification dated October 4, 2016 issued by USA Med Research ACQ Activity (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 14, 2016.
10.26†	Award/Contract W81XWH-15-1-0570 dated September 30, 2015 by issued by USA Med Research ACQ Activity (Incorporated by reference to Exhibit 10.5 to Form 10-Q filed on November 9, 2015).
10.27	Master Purchase Agreement dated April 29, 2015 by and among Cleveland BioLabs, Inc., Mikhail Mogutov and Incuron LLC (Incorporated by reference to Exhibit 2.1 to Form 8-K filed on May 4, 2015).
10.28	Option Agreement dated April 29, 2015 by and between Cleveland BioLabs, Inc. and Mikhail Mogutov (Incorporated by reference to Exhibit 2.2 to Form 8-K filed on May 4, 2015).
10.29	Royalty Agreement dated April 29, 2015 by and between Cleveland BioLabs, Inc. and Incuron LLC (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 4, 2015).
10.30	Master Services Agreement, dated June 1, 2010, between Incuron, LLC and Cleveland BioLabs, Inc.
10.31	Master Development Agreement, dated July 1, 2010, between Incuron, LLC and Cleveland BioLabs, Inc.
10.32*	Employment Agreement, dated August 4, 2011, between the Company and C. Neil Lyons (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 4, 2011).
10.33*	Separation and Consulting Agreement between and C. Neil Lyons and Cleveland BioLabs, Inc., dated as of May 6, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 6, 2016).
10.34*	Employment Agreement dated July 9, 2015 by and between Cleveland BioLabs, Inc. and Langdon Miller (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 10, 2015).
10.35*	Employment Agreement dated July 9, 2015 by and between Cleveland BioLabs, Inc. and Andrei Gudkov (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on July 10, 2015).
10.36*	Employment Agreement dated July 9, 2015 by and between Cleveland BioLabs, Inc. and Yakov Kogan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 10, 2015).
10.37*	Cleveland BioLabs, Inc. Equity Incentive Plan (Incorporated by reference to Appendix A to Proxy Statement on Schedule 14A filed on April 1, 2008).
10.38*	First Amendment to Cleveland BioLabs, Inc. Equity Incentive Plan (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on June 9, 2010).

10.39*	Second Amendment to Cleveland BioLabs, Inc. Equity Incentive Plan (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on June 15, 2012).
10.40*	Third Amendment to Cleveland BioLabs, Inc. Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 17, 2015).
10.41*	Form of Stock Award Grant Agreement (Incorporated by reference to Exhibit 99.2 to Form 8-K filed on June 15, 2012).
10.42*	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 99.3 to Form 8-K filed on June 15, 2012).
Exhibit No.	Identification of Exhibit
10.43*	Cleveland BioLabs, Inc. 2013 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 20, 2013).
10.44*	First Amendment to Cleveland BioLabs, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 17, 2015).
10.45*	2012 Long-term Executive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 15, 2012).
10.45*	Severance Benefit Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 13, 2014).
21.1	Subsidiaries
23.1	Consent of Meaden & Moore, Ltd.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Yakov Kogan
31.2	Rule 13a-14(a)/15d-14(a) Certification of C. Neil Lyons
32.1	Section 1350 Certification.
101.1
The following financial statements and supplementary data are filed as a part of this annual report on Form 10-K for the quarter and year ended December 31, 2016: (i) Consolidated Balance Sheets at December 31, 2016 and 2015; (ii) Consolidated Statements of Operations for years ended December 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Loss) for years ended December 31, 2016 and 2015; (iv) Consolidated Statements of Stockholders’ Equity for years ended December 31, 2016 and 2015; (v) Consolidated Statements of Cash Flows for years ended December 31, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements as blocks of text.

†	Confidential treatment has been granted from the Securities and Exchange Commission as to certain portions of this document.

*	Indicates management contract or compensatory plan required to be filed as an Exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated:	February 22, 2017	By:	/s/ YAKOV KOGAN
Yakov Kogan
Chief Executive Officer

CLEVELAND BIOLABS, INC.

Dated:	February 22, 2017	By:	/s/ C. NEIL LYONS
C. Neil Lyons
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Yakov Kogan	Chief Executive Officer and Director (principal executive officer)	February 22, 2017
Yakov Kogan

/S/ C. Neil Lyons	Chief Financial Officer (principal financial and accounting officer)	February 22, 2017
C. Neil Lyons

/S/ Lea Verny	Director	February 22, 2017
Lea Verny

/S/ Randy Saluck	Director	February 22, 2017
Randy Saluck

/S/ Alexander Andryushechkin	Director	February 22, 2017
Alexander Andryushechkin

/S/ Anna Evdokimova	Director	February 22, 2017
Anna Evdokimova

/S/ Ivan Persiyanov	Director	February 22, 2017
Ivan Persiyanov

/S/ Alexey Nechaev	Director	February 22, 2017
Alexey Nechaev

/S/ Daniil Talyanskiy	Director	February 22, 2017
Daniil Talyanskiy