Form 10-Q
period 2017-03-31
CLEVELAND BIOLABS INC
filed 2017-05-15
CIK 1318641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2017, there were 11,279,834 shares outstanding of the registrant’s common stock, par value $0.005 per share.

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires, the terms "Cleveland BioLabs," the "Company," "CBLI," "we," "us" and "our" refer to Cleveland BioLabs, Inc. and its consolidated subsidiaries, BioLab 612, LLC and Panacela Labs, Inc. Our common stock, par value $0.005 per share, is referred to as “common stock.”

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENDSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,820,504	$6,901,816
Short-term investments	9,253,471	8,343,657
Accounts receivable	516,432	352,700
Other current assets	231,026	289,768
Total current assets	13,821,433	15,887,941
Equipment, net	29,597	37,376
Other long-term assets	30,740	30,553
Total assets	$13,881,770	$15,955,870
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$379,213	$336,435
Accrued expenses	1,185,329	1,823,235
Accrued warrant liability	1,071,117	949,419
Total current liabilities	2,635,659	3,109,089
Commitments and contingencies	—	—
Total liabilities	2,635,659	3,109,089
Stockholders’ equity:
Preferred stock, $.005 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $.005 par value; 160,000,000 shares authorized, 10,987,166 shares issued and outstanding as of March 31, 2017 and December 31, 2016	54,932	54,932
Additional paid-in capital	158,773,753	158,773,753
Other comprehensive loss	(497,581)	(564,559)
Accumulated deficit	(152,403,850)	(150,740,156)
Total Cleveland BioLabs, Inc. stockholders’ equity	5,927,254	7,523,970
Noncontrolling interest in stockholders’ equity	5,318,857	5,322,811
Total stockholders’ equity	11,246,111	12,846,781
Total liabilities and stockholders’ equity	$13,881,770	$15,955,870
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
Revenues:
Grants and contracts	$574,974	$812,500
Operating expenses:
Research and development	1,416,998	1,941,240
General and administrative	777,424	1,183,566
Total operating expenses	2,194,422	3,124,806
Loss from operations	(1,619,448)	(2,312,306)
Other income (expense):
Interest and other income	49,289	181,765
Foreign exchange gain (loss)	(8,230)	47,086
Change in value of warrant liability	(121,698)	1,412,713
Total other income (expense)	(80,639)	1,641,564
Net loss	(1,700,087)	(670,742)
Net loss attributable to noncontrolling interests	36,393	2,806
Net loss attributable to Cleveland BioLabs, Inc.	$(1,663,694)	$(667,936)
Net loss attributable to common stockholders per share of common stock, basic and diluted	$(0.15)	$(0.06)
Weighted average number of shares used in calculating net loss per share, basic and diluted	10,987,166	10,987,166
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
Net loss including noncontrolling interests	$(1,700,087)	$(670,742)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments	(3,118)	6,722
Foreign currency translation adjustment	102,535	23,321
Comprehensive loss including noncontrolling interests	(1,600,670)	(640,699)
Comprehensive loss (gain) attributable to noncontrolling interests	3,954	(27,082)
Comprehensive loss attributable to Cleveland BioLabs, Inc.	$(1,596,716)	$(667,781)
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	10,987,166	$54,932	—	$—	$158,773,753
Net loss	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at March 31, 2017	10,987,166	$54,932	—	$—	$158,773,753

	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2016	$(564,559)	$(150,740,156)	$5,322,811	$12,846,781
Net loss	—	(1,663,694)	(36,393)	(1,700,087)
Unrealized loss on short-term investments	(3,118)	—	—	(3,118)
Foreign currency translation	70,096	—	32,439	102,535
Balance at March 31, 2017	$(497,581)	$(152,403,850)	$5,318,857	$11,246,111
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,700,087)	$(670,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,716	26,617
Non-cash investment income	(14,993)	(9,410)
Gain on equipment disposal	(6,727)	—
Non-cash compensation	—	11,457
Change in value of warrant liability	121,698	(1,412,713)
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(102,543)	(554,013)
Accounts payable and accrued expenses	(621,218)	268,358
Deferred revenue	—	83,703
Net cash used in operating activities	(2,318,154)	(2,256,743)
Cash flows from investing activities:
Purchase of short-term investments	(3,919,575)	—
Sale of short-term investments	3,100,013	6,335,062
Proceeds from sale of equipment	8,938	15,327
Net cash provided by (used in) investing activities	(810,624)	6,350,389
Cash flows from financing activities:
Net proceeds from sale of treasury stock	—	539,998
Net cash provided by financing activities	—	539,998
Effect of exchange rate change on cash and equivalents	47,466	42,760
Increase (decrease) in cash and cash equivalents	(3,081,312)	4,676,404
Cash and cash equivalents at beginning of period	6,901,816	5,918,424
Cash and cash equivalents at end of period	$3,820,504	$10,594,828
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—
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

CBLI was incorporated in Delaware in June 2003 and is headquartered in Buffalo, New York. CBLI conducts business in the United States ("U.S.") and in the Russian Federation ("Russia"), through several subsidiaries including: one wholly-owned subsidiary, BioLab 612, LLC ("BioLab 612"), which began operations in 2012; Panacela Labs, Inc. ("Panacela"), which was formed by us and Joint Stock Company “RUSNANO” ("RUSNANO"), our financial partner in the venture, in 2011; and, Incuron LLC ("Incuron"), which was formed by us and Bioprocess Capital Ventures ("BCV") our financial partner in the venture, in 2010. As more fully described in Note 5, "Noncontrolling Interests" of our most recent Annual Report on Form 10-K, our ownership in Incuron had decreased from being the majority shareholder until November 25, 2014, to longer being a shareholder as of June 30, 2015. Unless otherwise noted, references to the “Company,” “we,” “us,” and “our” refer to Cleveland BioLabs, Inc. together with its subsidiaries.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited consolidated condensed financial statements include the accounts of CBLI, BioLab 612, and Panacela. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated condensed balance sheet as of December 31, 2016, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim consolidated financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC (the "2016 Form 10-K").

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to fairly present the financial position of the Company as of March 31, 2017, along with its results of operations for the three month periods ended March 31, 2017 and 2016 and cash flows for the three month periods ended March 31, 2017 and 2016. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.
On January 28, 2015, the Company, after receiving approval from the Company’s stockholders and board of directors, executed a reverse stock split of the Company’s common stock at the ratio of 1:20. Unless otherwise indicated, all of the Company’s historical share balances and share price-related data have been adjusted, on a retroactive basis, to reflect this ratio.
At March 31, 2017, we had cash, cash equivalents and short-term investments of $13.1 million in the aggregate. Management believes this capital will fund the Company's operations and cash requirements for at least 12 months beyond the filing date of this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard-setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" (ASU 2016-02). ASU 2016-02 will require organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 will be effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated balance sheets and related disclosures. In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company's fiscal year beginning January 1, 2018. The expected adoption method of ASU 2016-01 is being evaluated by the Company and the adoption is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In May 2015, the FASB issued ASU 2015-08, Business Combinations - Pushdown Accounting - Amendment to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. This Update was issued to amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115. This ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2014, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Update ("ASU, 2014-9"), Revenue from Contracts with Customers, which updates the principles for recognizing revenue. ASU 2014-9 also amends the required disclosures of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-9 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date” (“ASU 2015-14”) which defers the effective date of ASU 2014-09 by one year. ASU 2014-9 is now effective for annual reporting periods after December 15, 2017 including interim periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15") requires that an entity’s management evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods beginning after December 15, 2016 and for interim periods thereafter. The Company adopted this pronouncement effective the year ended December 31, 2016.

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
Short-Term Investments
The Company’s short-term investments are classified as available for sale and held to maturity. Accordingly, these investments are carried at fair market value. Short-term investments consisted of United States Treasury securities in the amount of $8.0 million which were owned by CBLI and had maturities of less than 12 months. In addition, $1.2 million in certificates of deposit with maturity dates beyond three months and less than one year, and owned by Panacela, are also included. These investments are classified as held to maturity given the intent and ability to hold the investments to maturity. Unrealized gains and losses on available for-sale investments are reported as Other Comprehensive Loss, a separate component of stockholders’ equity. Realized gains and losses, and interest and dividends on available-for-sale securities are recorded in our Consolidated Statement of Operations as Interest and Other Expense. The cost of securities sold is based on the specific identification method.
Significant Customers and Accounts Receivable
The following table presents our revenue by customer, on a proportional basis, for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
Customer	2017	2016	Variance
Department of Defense	72.8%	30.4%	42.4%
Russian Government Agencies	—%	41.0%	(41.0)%
Incuron, LLC	27.2%	28.6%	(1.4)%
Total	100.0%	100.0%	—%

Our current Department of Defense ("DoD") revenues come from development contracts that expire in 2017 and 2018, although each contract may be extended.  Our Russian Government Agencies revenues came from development contracts which expired in 2016.  Our Incuron, LLC revenues come from a service agreement that is renegotiated annually.
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

We previously disclosed that the Bank of Russia appointed temporary management of NOTA-Bank and that we had written off the full value of our restricted cash deposits with NOTA-Bank, as of the year ended December 31, 2015. During 2016 we adjusted the estimated loss on our restricted cash as more facts have become known which has resulted in a net gain of $40,517 which was recorded as Gain (loss) on Investments in the Statement of Operations for the twelve months ended December 31, 2016. If and when we recover additional deposits, we will record a gain at that time.
Other Comprehensive Income (Loss)
The Company applies the Codification on comprehensive income (loss) that requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The following table presents the changes in accumulated other comprehensive loss for the three months ended March 31, 2017.

	Unrealized loss on available-for-sale securities	Gains and losses on foreign exchange translations	Total
Beginning balance	$(2,286)	$(562,273)	$(564,559)
Other comprehensive income/(loss) before reclassifications	(3,118)	102,535	99,417
Amounts reclassified from accumulated other comprehensive loss	—	(32,439)	(32,439)
Ending balance	$(5,404)	$(492,177)	$(497,581)

Accounting for Stock-Based Compensation
The 2006 Equity Incentive Plan, as amended, or the Plan, authorizes CBLI to grant (i) options to purchase common stock, (ii) restricted or unrestricted stock units, and (iii) stock appreciation rights, so long as the exercise or grant price of each are at least equal to the fair market value of the stock on the date of grant. As of March 31, 2017, an aggregate of 650,000 shares of common stock were authorized for issuance under the Plan, of which a total of 294,535 shares of common stock remained available for future awards and 226,921 shares of common stock have been reserved for issuance upon exercise of currently outstanding stock options. A single participant cannot be awarded more than 100,000 shares annually. Awards granted under the Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term and number of shares) under the Plan are specified in an award document, and approved by the Company’s board of directors or its management delegates.

The 2013 Employee Stock Purchase Plan, or ESPP, provides a means by which eligible employees of the Company and certain designated related corporations may be given an opportunity to purchase shares of common stock. As of March 31, 2017, there are 425,000 shares of common stock reserved for purchase under the ESPP. The number of shares reserved for purchase under the ESPP increases on January 1 of each calendar year by the lesser of: (i) 10% of the total number of shares of common stock outstanding on December 31st of the preceding year, or (ii) 100,000 shares of common stock. The ESPP allows employees to use up to 15% of their compensation to purchase shares of common stock at an amount equal to 85% of the fair market value of the Company’s common stock on the offering date or the purchase date, whichever is less.
The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted where the vesting period is based on length of service or performance, while a Monte Carlo simulation model is used for estimating the fair value of stock options with market-based vesting conditions. No options were granted during the three months ended March 31, 2017 and March 31, 2016.

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
Income Taxes
No income tax expense was recorded for the three months ended March 31, 2017 and 2016, as the Company does not expect to have taxable income for 2017 and did not have taxable income in 2016. A full valuation allowance has been recorded against the Company’s deferred tax asset.
Additionally, as disclosed in Note 9, Income Taxes, to the Company’s consolidated financial statements included in the 2016 Form 10-K, the Company had U.S. federal net operating loss carryforwards of approximately $134,774,000, which begin to expire if not utilized by 2023, and approximately $3,905,000 of federal tax credit carryforwards which begin to expire if not utilized by 2024. The Company also has U.S. state net operating loss carryforwards of approximately $80,714,000, which begin to expire if not utilized by 2027 and state tax credit carryforwards of approximately $324,000, which begin to expire if not utilized by 2022. The purchase of 6,459,948 shares of common stock by Mr. Davidovich on July 9, 2015 resulted in Mr. Davidovich owning 60.2% of the Company. We therefore believe it highly likely that this transaction, more fully described in Note 7 Stockholders’ Equity, to the Company's consolidated financial statements included in the 2016 Form 10-K will be viewed by the U.S. Internal Revenue Service as a change of ownership as defined by Section 382 of the Internal Revenue Code, or Section 382. Consequently, the utilization of these net operating loss and tax credit carryforwards, as well as any additional net operating loss and tax credit carryforwards generated in 2015 through the issuance date, will be limited according to the provisions of Section 382, which will significantly limit the Company’s ability to use these carryforwards to offset taxable income on an annual basis in future periods. As such, a significant portion of these carryforwards will likely expire before they can be utilized, even if the Company is able to generate taxable income that, except for this transaction, would have been sufficient to fully utilize these carryforwards.

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
The Company has excluded the following securities from the calculation of diluted net loss per share because all such securities were antidilutive for the periods presented. Additionally, there were no dilutive securities outstanding as of March 31, 2017.

	As of March 31,
Common Equivalent Securities	2017	2016
Warrants	2,107,047	2,222,155
Options	226,921	336,942
Total	2,333,968	2,559,097
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

	As of March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$808,075	$—	$—	$808,075
Short-term investments	8,011,850	1,241,621	—	9,253,471
Total assets	$8,819,925	$1,241,621	$—	$10,061,546
Liabilities:
Accrued warrant liability	$—	$—	$1,071,117	$1,071,117

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$2,436,589	$—	$—	$2,436,589
Short-term investments	7,487,365	856,292	—	8,343,657
Total assets	$9,923,954	$856,292	$—	$10,780,246
Liabilities:
Accrued warrant liability	$—	$—	$949,419	$949,419

The Company uses the Black-Scholes model to measure the accrued warrant liability and its accrual for compensatory stock options not yet issued. The following are the assumptions used to measure the accrued warrant liability which were determined in a manner consistent with that described for grants of options to purchase common stock as set forth in Note 2:

	March 31, 2017	December 31, 2016
Stock Price	$1.60	$1.42
Exercise Price	$3.00 - $60.00	$3.00 - $60.00
Term in years	0.57 – 4.35	0.17 - 4.60
Volatility	60.11% - 85.65%	52.88% - 96.36%
Annual rate of quarterly dividends	—%	—%
Discount rate- bond equivalent yield	.58% - 1.79%	.15% - 1.84%
The following table sets forth a summary of changes in the fair value of the Company’s Level 3 fair value measurements for the periods indicated:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	Accrued Warrant Liability	Accrued Warrant Liability
Beginning Balance	$949,419	$4,048,900
Total (gains) or losses, realized and unrealized, included in earnings (1)	121,698	(1,412,713)
Issuances	—	—
Settlements	—	—
Ending Balance	$1,071,117	$2,636,187

(1)
Unrealized gains or losses related to the accrued warrant liability were included as change in value of accrued warrant liability. There were no realized gains or losses for the three months ended March 31, 2017 and 2016.

As of March 31, 2017 and December 31, 2016, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.
The Company considers the accrued warrant liability and compensatory stock options not yet issued to be Level 3 because some of the inputs into the measurements are neither directly or indirectly observable. Both the accrued warrant liability and compensatory stock options not yet issued use management’s estimate for the expected term. Additionally, the number of compensatory options awarded involves an estimate of management’s performance in relation to the targets set forth in the Company’s Executive Compensation Plan. As of March 31, 2017, the Black-Scholes pricing model was used as the valuation technique for the accrued warrant liability and used the unobservable input for the expected term of 0.57 – 4.35 years.

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
4. Sale of Incuron
On April 29, 2015, CBLI entered into an agreement to sell its equity stake in Incuron to Dr. Mikhail Mogutov, Chairman of Incuron’s Board of Directors and founder of BCV and/or his designee. The Company’s equity stake in Incuron was sold for (i) $3 million in cash and (ii) the transfer of 264,318 shares of the Company’s common stock to escrow. The escrow agent was instructed to sell the shares and to remit the net proceeds from the sale of those share to CBLI after deducting sales commissions and escrow agent fees. At the time of sale, CBLI had a recorded asset value of $3,906,321 for its interest in Incuron. After recording the $3 million of cash proceeds from the sale, $906,321 remained as a cost basis associated with the transfer of the 264,318 shares of the Company’s common stock to escrow and was recorded as treasury stock. As of December 31, 2015, 105,418 shares had been sold and $417,545 in cash had been received from the escrow agent. As of December 31, 2016 , the remaining shares were sold and $391,624 in cash was been received from the escrow agent. In addition, CBLI assigned its remaining intellectual property relating to Curaxin CBL0137 to Incuron in exchange for a 2% royalty on the future commercialization, licensing, or sale of the Curaxin CBL0137 technology.

5. Stockholders’ Equity
The Company has granted options to purchase shares of common stock. The following is a summary of option award activity during the three months ended March 31, 2017:

	Total Stock Options Outstanding	Weighted Average Exercise Price per Share
December 31, 2016	233,367	$41.98
Granted	—	—
Vested	—	—
Forfeited, Canceled	(6,446)	64.99
March 31, 2017	226,921	$41.32

The following is a summary of outstanding stock options as of March 31, 2017:

	As of March 31, 2017
	Stock Options Outstanding	Vested Stock Options
Quantity	226,921	226,921
Weighted-average exercise price	$41.32	$41.32
Weighted Average Remaining Contractual Term (in Years)	5.83	5.83
Intrinsic value	$—	$—
For the three months ended March 31, 2017 and 2016, the Company granted no stock options. For the three months ended March 31, 2017 and 2016, the total fair value of options vested was $0 and $32,287, respectively.
As of March 31, 2017, there was no total compensation cost not yet recognized related to unvested stock options.
6. Warrants
In connection with sales of the Company’s common stock and the issuance of debt instruments, warrants were issued which presently have exercise prices ranging from $3.00 to $60.00. The warrants expire between one and seven years from the date of grant, and are subject to the terms applicable in each agreement. The following table summarizes the activity in our outstanding warrants since December 31, 2016:

	Number of Warrants	Weighted Average Exercise Price
December 31, 2016	2,148,741	$11.04
Granted	—	—
Exercised	—	—
Forfeited, Canceled	(41,694)	3.00
March 31, 2017	2,107,047	$11.20

7. Significant Alliances and Related Parties
Roswell Park Cancer Institute
The Company has entered into several agreements with Roswell Park Cancer Institute, or RPCI, including: various sponsored research agreements, an exclusive license agreement and clinical trial agreements for the conduct of the Phase 1 entolimod oncology study and the Phase 1 CBL137 intravenous administration study. Additionally, the Company’s Chief Scientific

Officer, or CSO, Dr. Andrei Gudkov, is the Senior Vice President of Basic Research at RPCI. The Company incurred $26,797 and $207,844 in expense to RPCI related to research grants and agreements for the three months ended March 31, 2017 and 2016, respectively. The Company had $95,163 and $0 included in accounts payable owed to RPCI at March 31, 2017 and 2016, respectively. In addition, the Company had $90,102 and $216,827 in accrued expenses payable to RPCI at March 31, 2017 and 2016, respectively.

The Cleveland Clinic
CBLI has entered into an exclusive license agreement with The Cleveland Clinic pursuant to which CBLI was granted an exclusive license to The Cleveland Clinic’s research base underlying our therapeutic platform and certain product candidates licensed to Panacela. CBLI has the primary responsibility to fund all newly developed patents; however, The Cleveland Clinic retains ownership of those patents covered by the agreement. CBLI also agreed to use commercially diligent efforts to bring one or more products to market as soon as practical, consistent with sound and reasonable business practices and judgments. There were no milestone or royalty payments paid to The Cleveland Clinic during the three months ended March 31, 2017 or 2016.
The Company incurred no expenses with The Cleveland Clinic related to research grants and agreements for the three months ended March 31, 2017 and 2016, respectively.
The Company had $0 and $9,700 in accrued expenses payable to The Cleveland Clinic at March 31, 2017 and 2016, respectively.
Buffalo BioLabs and Incuron
Our CSO, Dr. Andrei Gudkov has business relationships with Buffalo BioLabs, LLC, or BBL, where Dr. Gudkov was a founder and currently serves as its Principal Scientific Advisor. The Company recognized $69,546 and $319,949 as research and development expense for the three months ended March 31, 2017 and 2016, respectively. In addition, the Company had $15,000 and $24,242 in accrued expenses payable to BBL and $2,211 and $0 in accounts payable to BBL at March 31, 2017 and 2016, respectively. We also recognized $11,553 and $55,182 from BBL for sublease and other income for the three months ended March 31, 2017 and 2016, respectively. Pursuant to our real estate sublease and equipment lease with BBL, we had gross accounts receivables of $202,151 and $206,651 and net accounts receivables of $0 and $0 at March 31, 2017 and 2016, respectively.
Dr. Gudkov is also an uncompensated member of the board of directors for Incuron. Pursuant to master service and development agreements we have with Incuron, the Company performs various research, business development, clinical advisory, and management services. We recognized revenue of $156,231 and $232,479 for the three months ended March 31, 2017 and 2016, respectively. In addition, we also recognized $1,776 and $1,776 from Incuron for sublease and other income for the three months ended March 31, 2017 and 2016, respectively. Pursuant to these agreements, we had gross accounts receivable of $87,007 and $180,255 at March 31, 2017 and 2016, respectively.
8. Subsequent Event
On April 21, 2017, at the Company's Annual Meeting of Stockholders, a resolution was approved relating to an amendment to the Restated Certificate of Incorporation to reduce the total number of authorized shares of common stock from 160,000,000 shares to 25,000,000 shares and reduce the total number of authorized shares of preferred stock from 10,000,000 to 1,000,000, as described in the Company's Proxy Statement for the 2017 Annual Meeting, by an affirmative vote of the majority of shares of the Company’s common stock having voting power outstanding on the record date for the Annual Meeting of Stockholders. Thereafter, the Company filed such amendment with the Secretary of State of Delaware.

As of May 5, 2017, holders of the Company's Series A Warrants had exercised 1,181,235 Series A warrant shares resulting in the issuance of 292,668 common stock pursuant to cashless exercise mechanisms of the warrant agreement. The following table summarizes the activity in our outstanding warrants through May 5, 2017:

	Number of Warrants	Weighted Average Exercise Price
December 31, 2016	2,148,741	$11.04
Granted	—	—
Exercised	(1,181,235)	3.64
Forfeited, Canceled	(41,694)	3.00
May 5, 2017	925,812	$20.84

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations and other portions of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding our future financial position, business strategy, new products, budgets, liquidity, cash flows, projected costs, regulatory approvals, or the impact of any laws or regulations applicable to us, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed here for various reasons. We discuss many of these risks in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, results of our research and development efforts and clinical trials, regulatory developments, our inability to obtain regulatory approval in a timely manner, or at all, product demand, market acceptance and other factors discussed below and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2016.
Given these uncertainties, you should not place undue reliance on these forward-looking statements. The forward-looking statements included in this quarterly report are made only as of the date hereof. We do not undertake any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and with our historical consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Financial Overview
Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues, and expenses.

On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, income taxes, stock-based compensation, investments, and in-process research and development. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates.
Our revenue, operating results, and profitability have varied, and we expect that they will continue to vary on a quarterly basis, primarily due to the timing of work completed under new and existing grants, development contracts, and collaborative relationships.
Revenue
Our revenue originates from grants and contracts from both United States ("U.S.") federal government sources and Russian Federation ("Russia") government sources and service contracts with Incuron. U.S. federal grants and contracts are provided to advance research and development of entolimod, our lead product candidate, which we believe is of interest for potential sale to the U.S. Department of Defense ("DoD,") or the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services ("BARDA.") Russian government contracts are provided to advance research and development of products that may eventually be licensed for sale in Russia. We provide various research, management, business development, and clinical advisory services to Incuron.

Research and Development Expenses
Research and development ("R&D") costs are expensed as incurred. Advance payments are deferred and expensed as performance occurs. R&D costs include the cost of our personnel (which consists of salaries, incentive, and stock-based compensation), out-of-pocket pre-clinical and clinical trial costs usually associated with contract research organizations, drug product manufacturing and formulation, and a pro-rata share of facilities expense and other overhead items.
General and Administrative Expenses
General and administrative ("G&A") functions include executive management, finance and administration, government affairs and regulations, corporate development, human resources, and legal and compliance. The specific costs include the cost of our personnel consisting of salaries, incentive and stock-based compensation, out-of-pocket costs usually associated with attorneys (both corporate and intellectual property), bankers, accountants, and other advisors and a pro-rata share of facilities expense and other overhead items.
Other Income and Expenses
Other recurring income and expenses primarily consists of interest income on our investments, changes in the market value of our derivative financial instruments, and foreign currency transaction gains or losses.
Critical Accounting Policies and Significant Estimates
Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2016. Other than as set forth below, our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Fair Value of Financial Instruments
We use the Available-For-Sale accounting method to determine the fair value of certain cash equivalents and short-term investments invested in United States Treasury Notes or certificates of deposit. As of March 31, 2017, we held approximately $0.8 million in cash equivalents, $8.0 million in U.S. Treasury Notes which we classified as Level 1, and $1.2 million in certificates of deposit which we classified as Level 2.
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

As of March 31, 2017, we held approximately $1.1 million in accrued expenses related to warrants to purchase common stock, which we classified as Level 3.
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Revenue
Revenue decreased from approximately $0.8 million for the three months ended March 31, 2016 to approximately $0.6 million three months ended March 31, 2017, representing a decrease of approximately $0.2 million, or 29.2%, primarily due to the completion of our grants from the Russian Federation Ministry of Industry and Trade ("MPT") at December 31, 2016. These reductions were partially offset by an increase from our Joint Warfighter Medical Research Program (“JWMRP”) contract with the DoD for continued preclinical development along with other drug manufacturing activities for entolimod. Differences in our revenue sources, by program, between the years are set forth in the following table. Prospectively, the DoD contracts will gradually increase as we commence the in vivo biocomparability study in the scope of the JWMRP contract, as required by the FDA as part of the pre-EUA review, and initiate studies for the continued preclinical and clinical development of entolimod. Our Incuron service contracts were recently renewed and are scheduled to complete in 2017.

	Program	Three Months Ended March 31,
Funding Source		2017	2016	Variance
DoD	JWMRP Contract (1)	$415,094	$219,101	$195,993
DoD	PRMRP Contract (2)	1,763	27,781	(26,018)
DoD	DTRA Contract (3)	1,886	—	1,886
MPT	CBLB612 pre-clinical (4)	—	262,551	(262,551)
MPT	Entolimod colorectal cancer (4)	—	5,912	(5,912)
Incuron	Service contract	156,231	232,479	(76,248)
		574,974	747,824	(172,850)
MPT	Mobilan pre-clinical (4)	—	64,676	(64,676)
		$574,974	$812,500	$(237,526)

(1)	The Congressionally Directed Medical Research Programs (CDMRP) Joint Warfighter Medical Research Program (JWMRP) contract was awarded on September 1, 2015.

(2)	The CDMRP Peer Reviewed Medical Research Program (PRMRP) grant was awarded effective as of September 30, 2015.

(3)	The Defense Threat Reduction Agency (DTRA) contract had additional revenue recognized upon acknowledgment of final annual indirect rates for the fiscal year ended December 31, 2013.

(4)	The grants received from Russian government entities are denominated in Russian Rubles (RUB). The revenue above was calculated using average exchange rates for the periods presented.

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

				As of March 31, 2017
Funding Source	Program	Total Award Value	Funded Award Value	Cumulative Revenue	Funded Backlog	Unfunded Backlog
DoD	JWMRP Contract	$9,226,455	$9,226,455	$1,806,557	$7,419,898	$—
DoD	PRMRP Contract	6,573,992	6,573,992	71,014	6,502,978	—
		$15,800,447	$15,800,447	$1,877,571	$13,922,876	$—

Research and Development Expenses

R&D expenses decreased from $1.9 million for the three months ended March 31, 2016 to $1.4 million three months ended March 31, 2017, representing a decrease of $0.5 million, or 25.0%. Variances in individual development programs are noted in the table below. The net decrease is primarily attributable to a $0.4 million reduction in CBLB612-related costs due to the completion of a Phase 2, randomized, placebo-controlled clinical study and a $0.4 million reduction in entolimod for oncology indications due to completion of a clinical study of the safety and tolerability of entolimod as a neo-adjuvant therapy in treatment-naïve patients with primary colorectal cancer and completion of preparatory research studies to guide future oncology development. These decreases were partially offset by a $0.3 million increase in entolimod for Biodefense Applications for continued preclinical development along with other drug manufacturing activities associated with our JWMRP contract and expenses associated with our regulatory efforts with the European Medicines Agency ("EMA") to prepare a pediatric investigational plan ("PIP") and other activities in support of filing a Marketing Authorization Application ("MAA") with EMA. The remaining variances are not significant and we anticipate an increase in spending for entolimod for biodefense applications as activities increase in connection with the performance of the DoD contracts and our pursuit of approval by the EMA and the FDA.

	Three Months Ended March 31,
	2017	2016	Variance
Entolimod for Biodefense Applications	$1,202,837	$871,511	$331,326
CBLB612	21,732	377,976	(356,244)
Entolimod for Oncology Indications	70,680	512,996	(442,316)
	1,295,249	1,762,483	(467,234)
Curaxins	53,632	117,579	(63,947)
Panacela product candidates	68,117	61,178	6,939
Total research & development expenses	$1,416,998	$1,941,240	$(524,242)
General and Administrative Expenses
G&A expenses decreased from $1.2 million for the three months ended March 31, 2016 to $0.8 million for the three months ended March 31, 2017, representing a decrease of $0.4 million, or 36.6%. These reductions consisted of $0.2 million in compensation expense due to reductions in personnel and a $0.2 million reduction in other operating expenses in connection with cost savings efforts to streamline operations.

Other Income and Expenses
Other income decreased from $1.6 million of other income for the three months ended March 31, 2016 to $0.1 million of other expense for the three months ended March 31, 2017, representing an expense increase of $1.7 million, or 104.9%. This increase was primarily related to a $1.5 million non-cash gain related to the change in value of our warrant liability and $0.2 million was primarily due to a one-time gain on the sale of equipment in 2016, interest income on short-term investments, and foreign currency losses.

Liquidity and Capital Resources
We have incurred net losses of approximately $152.4 million from our inception through March 31, 2017. Historically, we have not generated, and do not expect to generate in the immediate future, revenue from sales of product candidates. Since our founding in 2003, we have funded our operations through a variety of means:

•
From inception through March 31, 2017, we have raised $144.7 million of net equity capital, including amounts received from the exercise of options and warrants. We have also received $7.3 million in net proceeds from the issuance of long-term debt instruments;

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

•	We have been awarded $4.0 million in grants and contracts not described above, all of which have been recognized at March 31, 2017;

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

We have incurred cumulative net losses and expect to incur additional losses related to our R&D activities. We do not have commercial products and have limited capital resources. At March 31, 2017, we had cash, cash equivalents and short-term investments of $13.1 million which, along with the active government contracts described above, are expected to fund our projected operating requirements for at least 12 months beyond the filing date of this Quarterly Report on Form 10-Q. However, until we are able to commercialize our product candidates at a level that covers our cash expenses, we will need to raise substantial additional capital, which we may be unable to raise in sufficient amounts, when needed and at acceptable terms. Our plans with regard to these matters may include seeking additional capital through debt or equity financing, the sale or license of drug candidates, or obtaining additional research funding from the U.S. or Russian governments. There can be no assurance that we will be able to obtain future financing on acceptable terms, or that we can obtain additional government financing for our operations. If we are unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.
Cash Flows:
The following table provides information regarding our cash flows for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016	Variance
Cash flows used in operating activities	$(2,318,154)	$(2,256,743)	$(61,411)
Cash flows provided by (used in) investing activities	(810,624)	6,350,389	(7,161,013)
Cash flows provided by financing activities	—	539,998	(539,998)
Effect of exchange rate change on cash and equivalents	47,466	42,760	4,706
Increase in cash and cash equivalents	(3,081,312)	4,676,404	(7,757,716)
Cash and cash equivalents at beginning of period	6,901,816	5,918,424	983,392
Cash and cash equivalents at end of period	$3,820,504	$10,594,828	$(6,774,324)
Operating Activities

Net cash used in operating activities increased by $0.06 million to $2.3 million for the three months ended March 31, 2017 from $2.3 million for the three months ended March 31, 2016. Net cash used in operating activities for the period ending March 31, 2017 consisted of a reported net loss of $1.7 million, which was adjusted up for $0.1 million of net non-cash operating activities, and a $0.7 million net decrease due to changes in operating assets and liabilities. The $0.1 million of net non-cash operating activities substantially consisted of changes in the valuation of our warrant liability. Of the net $0.7 million of changes in operating assets and liabilities, $0.1 million was due to a net increase in accounts receivable and other current assets, and $0.6 million was due to a net decrease in accrued expenses and accounts payable.
Net cash used in operating activities for the three months ended March 31, 2016 of $2.3 million consisted of a reported net loss of $0.7 million, which was reduced for $1.4 million of net non-cash operating activities, and a $0.2 million net decrease due to changes in operating assets and liabilities. Of the net non-cash operating activities of $1.4 million, $1.4 million was due to changes in the valuation of our warrant liability. Of the net decrease $0.2 million in operating assets and liabilities, $0.6 million was due to a net increase in accounts receivable and other currents assets, $0.3 million was due to a net increase in accrued expenses and accounts payable, and $0.1 million was due to a net increase in deferred revenue.
Investing Activities
Net cash used in investing activities increased by $7.2 million to $0.8 million for the three months ended March 31, 2017 from net cash provided by investing activities of $6.4 million for the three months ended March 31, 2016. The net cash used in investing activities for the three months ended March 31, 2017 consisted primarily of $0.8 million of net purchases of short-term investments.
Net cash provided by investing activities for the three months ended March 31, 2016 consisted primarily of $6.3 million of maturities of short-term investments.
Financing Activities
Net cash provided by financing activities decreased by $0.5 million to $0.0 million for the three months ended March 31, 2017 from $0.5 million for the three months ended March 31, 2016. There was no net cash provided by or used in financing activities for the three months ended March 31, 2017.
Net cash provided by financing activities for the three months ended March 31, 2016 of $0.5 million consisted of the sale of Treasury stock.
Impact of Exchange Rate Fluctuations
Our reported financial results are affected by changes in foreign currency exchange rates between the U.S. dollar and the Russian ruble. Between January 1, 2017 and March 31, 2017, this rate fluctuated by 7.1%. For calendar 2016, this rate fluctuated by 16.8%. Translation gains or losses result primarily from the impact of exchange rate fluctuations on the reported U.S. dollar equivalent of ruble denominated cash and cash equivalents, restricted cash and short-term investments. Variances in the exchange rate for these items have not been realized; as such the resulting gains or losses are recorded as other comprehensive income in the equity section of the balance sheet.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting company filers.

Item 4.	Controls and Procedures
Effectiveness of Disclosure
Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2017. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – Other Information

Item 1.	Legal Proceedings
In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, cash flows, or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources, and other factors.
While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of March 31, 2017, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

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

3.4
Certificate of Amendment to Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on April 20, 2016 (incorporated by reference to Exhibit 3.4 to Form 10-Q for the period ended March 31, 2016, filed on May 16, 2016).

3.5*	Certificate of Amendment to Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on April 24, 2017.

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 9, 2015).

3.7	Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 9, 2015).

3.8	Second Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 5, 2007).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Yakov Kogan.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of John E. Szydlo.

32.1*	Certification pursuant to 18 U.S.C. Section 1350.

101.1
The following information from CBLI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of March 31, 2017 and December 31, 2016; (ii) Consolidated Condensed Statements of Operations for the Three Months Ended March 31, 2017 and 2016; (iii) Consolidated Condensed Statements of Comprehensive Loss for the Three Months Ended March 31, 2017 and 2016; (iv) Consolidated Condensed Statements of Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2017; (v) Consolidated Condensed Statements of Cash Flows for the Three Months ended March 31, 2017 and 2016; and (vi) Notes to Consolidated Condensed Financial Statements.

*	Filed herewith.

Signatures
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated: May 15, 2017	By:	/s/ YAKOV KOGAN
Yakov Kogan
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2017	By:	/s/ John E. Szydlo
John E. Szydlo
Principal Financial Officer
(Principal Financial Officer)