Form 10-Q
period 2017-09-30
CLEVELAND BIOLABS INC
filed 2017-11-14
CIK 1318641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2017, there were 11,279,834 shares outstanding of the registrant’s common stock, par value $0.005 per share.

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires, the terms “Cleveland BioLabs,” the “Company,” “CBLI,” “we,” “us” and “our” refer to Cleveland BioLabs, Inc. and its consolidated subsidiaries, BioLab 612, LLC and Panacela Labs, Inc. Our common stock, par value $0.005 per share, is referred to as “common stock.”

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,590,856	$6,901,816
Short-term investments	5,466,185	8,343,657
Accounts receivable	444,244	352,700
Other current assets	321,109	289,768
Total current assets	10,822,394	15,887,941
Equipment, net	18,460	37,376
Other long-term assets	30,665	30,553
Total assets	$10,871,519	$15,955,870
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$380,914	$336,435
Accrued expenses	864,223	1,823,235
Accrued warrant liability	1,027,303	949,419
Total current liabilities	2,272,440	3,109,089
Commitments and contingencies	—	—
Total liabilities	2,272,440	3,109,089
Stockholders’ equity:
Preferred stock, $.005 par value; 1,000,000 and 10,000,000 shares authorized as of September 30, 2017 and December 31, 2016, respectively, 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $.005 par value; 25,000,000 and 160,000,000 shares authorized as of September 30, 2017 and December 31, 2016, respectively, 11,279,834 and 10,987,166 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	56,395	54,932
Additional paid-in capital	163,106,400	158,773,753
Other comprehensive loss	(521,650)	(564,559)
Accumulated deficit	(159,277,502)	(150,740,156)
Total Cleveland BioLabs, Inc. stockholders’ equity	3,363,643	7,523,970
Noncontrolling interest in stockholders’ equity	5,235,436	5,322,811
Total stockholders’ equity	8,599,079	12,846,781
Total liabilities and stockholders’ equity	$10,871,519	$15,955,870
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Grants and contracts	$296,881	$1,141,212	$1,078,011	$2,528,737
Operating expenses:
Research and development	919,067	1,104,742	3,524,445	4,338,149
General and administrative	575,136	750,603	1,940,848	2,711,276
Total operating expenses	1,494,203	1,855,345	5,465,293	7,049,425
Loss from operations	(1,197,322)	(714,133)	(4,387,282)	(4,520,688)
Other income (expense):
Interest and other income	67,738	42,400	167,461	272,691
Foreign exchange gain (loss)	(447)	10,744	(12,732)	90,932
Gain (loss) on investments	—	(32,926)	—	40,517
Change in value of warrant liability	(166,287)	1,834,505	(4,411,994)	2,700,055
Total other income (expense)	(98,996)	1,854,723	(4,257,265)	3,104,195
Net income (loss)	(1,296,318)	1,140,590	(8,644,547)	(1,416,493)
Net loss (income) attributable to noncontrolling interests	35,454	(2,136)	107,201	(10,857)
Net income (loss) attributable to Cleveland BioLabs, Inc.	$(1,260,864)	$1,138,454	$(8,537,346)	$(1,427,350)
Net income (loss) attributable to common stockholders per share of common stock, basic and diluted	$(0.11)	$0.10	$(0.76)	$(0.13)
Weighted average number of shares used in calculating net loss per share, basic and diluted	11,279,834	10,987,166	11,162,981	10,987,166
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss) including noncontrolling interests	$(1,296,318)	$1,140,590	$(8,644,547)	$(1,416,493)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	3,226	(1,732)	(184)	7,706
Foreign currency translation adjustment	20,732	11,823	62,919	58,188
Comprehensive income (loss) including noncontrolling interests	(1,272,360)	1,150,681	(8,581,812)	(1,350,599)
Comprehensive loss (gain) attributable to noncontrolling interests	28,846	(9,887)	87,375	(69,053)
Comprehensive income (loss) attributable to Cleveland BioLabs, Inc.	$(1,243,514)	$1,140,794	$(8,494,437)	$(1,419,652)
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	10,987,166	$54,932	—	$—	$158,773,753
Exercise of warrants	292,668	1,463	—	—	4,332,647
Net loss	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at September 30, 2017	11,279,834	$56,395	—	$—	$163,106,400

	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2016	$(564,559)	$(150,740,156)	$5,322,811	$12,846,781
Exercise of warrants	—	—	—	4,334,110
Net loss	—	(8,537,346)	(107,201)	(8,644,547)
Unrealized loss on short-term investments	(184)	—	—	(184)
Foreign currency translation	43,093	—	19,826	62,919
Balance at September 30, 2017	$(521,650)	$(159,277,502)	$5,235,436	$8,599,079
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(8,644,547)	$(1,416,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,802	53,671
Non-cash investment income	(42,687)	(31,503)
Gain on equipment disposal	(6,727)	—
Investment loss provision	—	42,476
Non-cash compensation	—	13,623
Change in value of warrant liability	4,411,994	(2,700,055)
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(121,633)	(857,203)
Other long-term assets	—	(3,698)
Accounts payable and accrued expenses	(944,765)	(393,746)
Deferred revenue	—	(12,677)
Net cash used in operating activities	(5,331,563)	(5,305,605)
Cash flows from investing activities:
Purchase of short-term investments	(6,133,755)	(12,807,168)
Sale of short-term investments	9,092,512	15,745,225
Purchase of equipment	—	(7,643)
Proceeds from sale of equipment	8,956	16,665
Decrease in restricted cash	—	(2,325)
Net cash provided by investing activities	2,967,713	2,944,754
Cash flows from financing activities:
Net proceeds from sale of treasury stock	—	539,998
Net cash provided by financing activities	—	539,998
Effect of exchange rate change on cash and equivalents	52,890	(45,599)
Decrease in cash and cash equivalents	(2,310,960)	(1,866,452)
Cash and cash equivalents at beginning of period	6,901,816	5,918,424
Cash and cash equivalents at end of period	$4,590,856	$4,051,972
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—
Supplemental schedule of non-cash financing activities:
Cashless exercise of warrants	$4,334,110	$—
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business
Cleveland BioLabs, Inc. (“CBLI” or the “Company”) is an innovative biopharmaceutical company developing novel approaches to activate the immune system and address serious medical needs. Our proprietary platform of Toll-like immune receptor (“TLR”) activators has applications in radiation protection and immuno-oncology. We combine our proven scientific expertise and our depth of knowledge about our products’ mechanisms of action into a passion for developing drugs to save lives. Our most advanced product candidate is entolimod, an immune-stimulatory agent, which we are developing as a medical radiation countermeasure and an immunotherapy for oncology and other indications.

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

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to fairly present the financial position of the Company as of September 30, 2017, along with its results of operations for the three and nine month periods ended September 30, 2017 and 2016 and cash flows for the nine month periods ended September 30, 2017 and 2016. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.
At September 30, 2017, we had cash, cash equivalents and short-term investments of $10.1 million in the aggregate. Management believes this capital will fund the Company’s operations and cash requirements for at least 12 months beyond the filing date of this Quarterly Report on Form 10-Q.
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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company’s fiscal year beginning January 1, 2018. The expected adoption method of ASU 2016-01 is being evaluated by the Company and the adoption is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

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
Short-Term Investments
The Company’s short-term investments are classified as available for sale and held to maturity. Accordingly, these investments are carried at fair market value. Short-term investments consisted of U.S. Treasury securities in the amount of $4.6 million which were owned by CBLI and had maturities of less than 12 months. In addition, $0.9 million in certificates of deposit with maturity dates beyond three months and less than one year, and owned by Panacela, are also included. These investments are classified as held to maturity given the intent and ability to hold the investments to maturity. Unrealized gains and losses on available-for-sale investments are reported as Other Comprehensive Income (Loss), a separate component of stockholders’ equity. Realized gains and losses, and interest and dividends on available-for-sale securities are recorded in our Consolidated Statement of Operations as Interest and Other Income. The cost of securities sold is based on the specific identification method.
Significant Customers and Accounts Receivable
The following table presents our revenue by customer, on a proportional basis, for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,			Nine Months Ended September 30,
Customer	2017	2016	Variance	2017	2016	Variance
Department of Defense	44.3%	43.8%	0.5%	63.2%	35.8%	27.4%
Russian Government Agencies	—%	40.0%	(40.0)%	—%	43.3%	(43.3)%
Incuron, LLC	55.7%	16.2%	39.5%	36.8%	20.9%	15.9%
Total	100.0%	100.0%	—%	100.0%	100.0%	—%

Our current Department of Defense (“DoD”) revenues come from development contracts that expire in 2019 and 2018, although each contract may be extended.  Our Russian Government Agencies revenues came from development contracts which expired in 2016.  Our Incuron, LLC revenues come from a service agreement that is renegotiated annually.
Accounts receivable consist of amounts due under reimbursement contracts with these customers. The Company extends unsecured credit to customers under normal trade agreements, which generally require payment within 30 days.
Other Comprehensive Income (Loss)
The Company applies the Accounting Standards Codification (“Codification”) on comprehensive income (loss) that requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The following table presents the changes in accumulated other comprehensive loss for the nine months ended September 30, 2017.

	Unrealized loss on available-for-sale securities	Gains and losses on foreign exchange translations	Total
Beginning balance	$(2,286)	$(562,273)	$(564,559)
Other comprehensive income (loss) before reclassifications	(184)	43,093	42,909
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Ending balance	$(2,470)	$(519,180)	$(521,650)

Accounting for Stock-Based Compensation
The 2006 Equity Incentive Plan, as amended, or the Plan, authorizes CBLI to grant (i) options to purchase common stock, (ii) restricted or unrestricted stock units, and (iii) stock appreciation rights, so long as the exercise or grant price of each are at least equal to the fair market value of the stock on the date of grant. As of September 30, 2017, an aggregate of 650,000 shares of common stock were authorized for issuance under the Plan, of which a total of 306,469 shares of common stock remained available for future awards and 214,987 shares of common stock have been reserved for issuance upon exercise of currently outstanding stock options. A single participant cannot be awarded more than 100,000 shares annually. Awards granted under the Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term, and number of shares) under the Plan are specified in an award document and approved by the Company’s board of directors or its management delegates.

The 2013 Employee Stock Purchase Plan, or ESPP, provides a means by which eligible employees of the Company and certain designated related corporations may be given an opportunity to purchase shares of common stock. As of September 30, 2017, there are 425,000 shares of common stock reserved for purchase under the ESPP. The number of shares reserved for purchase under the ESPP increases on January 1 of each calendar year by the lesser of: (i) 10% of the total number of shares of common stock outstanding on December 31st of the preceding year, or (ii) 100,000 shares of common stock. The ESPP allows employees to use up to 15% of their compensation to purchase shares of common stock at an amount equal to 85% of the fair market value of the Company’s common stock on the offering date or the purchase date, whichever is less.
The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted where the vesting period is based on length of service or performance, while a Monte Carlo simulation model is used for estimating the fair value of stock options with market-based vesting conditions. No options were granted during the nine months ended September 30, 2017 and September 30, 2016.

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
Income Taxes
No income tax expense was recorded for the three and nine months ended September 30, 2017 and 2016, as the Company does not expect to have taxable income for 2017 and did not have taxable income in 2016. A full valuation allowance has been recorded against the Company’s deferred tax asset.
Additionally, as disclosed in Note 9, Income Taxes, to the Company’s consolidated financial statements included in the 2016 Form 10-K, the Company had U.S. federal net operating loss carryforwards of approximately $134,774,000, which begin to expire if not utilized by 2023, and approximately $3,905,000 of federal tax credit carryforwards which begin to expire if not utilized by 2024. The Company also has U.S. state net operating loss carryforwards of approximately $80,714,000, which begin to expire if not utilized by 2027 and state tax credit carryforwards of approximately $324,000, which begin to expire if not utilized by 2022. The purchase of 6,459,948 shares of common stock by Mr. David Davidovich, our majority stockholder, on July 9, 2015 resulted in Mr. Davidovich owning 60.2% of the Company. We therefore believe it highly likely that this transaction, more fully described in Note 7, Stockholders’ Equity, to the Company’s consolidated financial statements included in the 2016 Form 10-K will be viewed by the U.S. Internal Revenue Service as a change of ownership as defined by Section 382 of the Internal Revenue Code, or Section 382. Consequently, the utilization of these net operating loss and tax credit carryforwards, as well as any additional net operating loss and tax credit carryforwards generated in 2015 through the issuance date, will be limited according to the provisions of Section 382, which will significantly limit the Company’s ability to use these carryforwards to offset taxable income on an annual basis in future periods. As such, a significant portion of these carryforwards will likely expire before they can be utilized, even if the Company is able to generate taxable income that, except for this transaction, would have been sufficient to fully utilize these carryforwards.

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
The Company has excluded the following securities from the calculation of diluted net loss per share because all such securities were antidilutive for the periods presented. Additionally, there were no dilutive securities outstanding as of September 30, 2017.

	As of September 30,
Common Equivalent Securities	2017	2016
Warrants	925,812	2,148,741
Options	214,987	236,124
Total	1,140,799	2,384,865
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
The valuation methodologies used to measure the fair value of the Company’s assets and instruments are described as follows: U.S. Treasury Notes and money market funds included in cash equivalents and short-term investments are valued at the closing price reported by an actively traded exchange and are included as Level 1 measurements in the table below. Certificates of deposit are carried at amortized cost, which approximates fair value and are included within short-term investments as a Level 2 measurement in the table below.
The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis.

	As of September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,342,064	$—	$—	$1,342,064
Short-term investments	4,604,367	861,818	—	5,466,185
Total assets	$5,946,431	$861,818	$—	$6,808,249
Liabilities:
Accrued warrant liability	$—	$—	$1,027,303	$1,027,303

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$2,436,589	$—	$—	$2,436,589
Short-term investments	7,487,365	856,292	—	8,343,657
Total assets	$9,923,954	$856,292	$—	$10,780,246
Liabilities:
Accrued warrant liability	$—	$—	$949,419	$949,419

The Company uses the Black-Scholes model to measure the accrued warrant liability. The following are the assumptions used to measure the accrued warrant liability which were determined in a manner consistent with grants of options to purchase common stock:

	September 30, 2017	December 31, 2016
Stock Price	$3.44	$1.42
Exercise Price	$3.00 - $60.00	$3.00 - $60.00
Term in years	0.07 – 3.85	0.17 - 4.60
Volatility	57.05% - 188.50%	52.88% - 96.36%
Annual rate of quarterly dividends	—%	—%
Discount rate- bond equivalent yield	.09% - 1.72%	.15% - 1.84%
The following tables set forth a summary of changes in the fair value of the Company’s Level 3 fair value measurements for the periods indicated:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
	Accrued Warrant Liability	Accrued Warrant Liability
Beginning Balance	$861,016	$3,183,350
Total (gains) or losses, realized and unrealized, included in earnings (1)	166,287	(1,834,505)
Issuances	—	—
Settlements	—	—
Ending Balance	$1,027,303	$1,348,845

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	Accrued Warrant Liability	Accrued Warrant Liability
Beginning Balance	$949,419	$4,048,900
Total (gains) or losses, realized and unrealized, included in earnings (1)	4,411,994	(2,700,055)
Issuances	—	—
Settlements	(4,334,110)	—
Ending Balance	$1,027,303	$1,348,845

(1)
Unrealized gains or losses related to the accrued warrant liability were included as change in value of accrued warrant liability. There were no realized gains or losses for the three and nine months ended September 30, 2017 and 2016.

As of September 30, 2017 and December 31, 2016, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.
The Company considers the accrued warrant liability to be Level 3 because some of the inputs into the measurements are neither directly or indirectly observable. The accrued warrant liability uses management’s estimate for the expected term. As of September 30, 2017, the Black-Scholes pricing model was used as the valuation technique for the accrued warrant liability and used the unobservable input for the expected term of 0.07 – 3.85 years.

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
4. Stockholders’ Equity
The Company has granted options to purchase shares of common stock. The following is a summary of option award activity during the nine months ended September 30, 2017:

	Total Stock Options Outstanding	Weighted Average Exercise Price per Share
December 31, 2016	233,367	$41.98
Granted	—	—
Vested	—	—
Forfeited, Canceled	(18,380)	69.90
September 30, 2017	214,987	$39.59

The following is a summary of outstanding stock options as of September 30, 2017:

	As of September 30, 2017
	Stock Options Outstanding	Vested Stock Options
Quantity	214,987	214,987
Weighted-average exercise price	$39.59	$39.59
Weighted Average Remaining Contractual Term (in Years)	5.43	5.43
Intrinsic value	$18,780	$—

For the nine months ended September 30, 2017 and 2016, the Company granted no stock options. For the nine months ended September 30, 2017 and 2016, the total fair value of options vested was $0 and $83,789, respectively.
As of September 30, 2017, there was no total compensation cost not yet recognized related to unvested stock options.
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

	Number of Warrants	Weighted Average Exercise Price
December 31, 2016	2,148,741	$11.04
Granted	—	—
Exercised	(1,181,235)	3.64
Forfeited, Canceled	(41,694)	3.00
September 30, 2017	925,812	$20.84

During April 2017, warrant holders exercised 1,181,235 warrants for 292,668 shares of the Company’s common stock through cashless exercises. The fair value of the warrants exercised was valued using the Black-Scholes option pricing model based on the following assumptions:

April 20, 2017
Stock Price	$4.84
Exercise Price	$3.64
Term in years	4.29
Volatility	101.93%
Annual rate of quarterly dividends	—%
Discount rate- bond equivalent yield	1.65%

6. Significant Alliances and Related Parties
Roswell Park Cancer Institute
The Company has entered into several agreements with Roswell Park Cancer Institute, or RPCI, including: various sponsored research agreements, an exclusive license agreement and clinical trial agreements for the conduct of the Phase 1 entolimod oncology study and the Phase 1 CBL0137 intravenous administration study. Additionally, the Company’s Chief Scientific Officer, or CSO, Dr. Andrei Gudkov, is the Senior Vice President of Basic Research at RPCI. The Company incurred $0 and $46,908 in research and development expense to RPCI for the three and nine months ended September 30, 2017, respectively, and $87,762 and $536,841 in research and development expense to RPCI for the three and nine months ended September 30, 2016, respectively. The Company had $78,337 and $20,759 included in accounts payable owed to RPCI at September 30, 2017 and 2016, respectively. In addition, the Company had $85,102 and $135,824 in accrued expenses payable to RPCI at September 30, 2017 and 2016, respectively.

The Cleveland Clinic
CBLI has entered into an exclusive license agreement with The Cleveland Clinic pursuant to which CBLI was granted an exclusive license to The Cleveland Clinic’s research base underlying our therapeutic platform and certain product candidates licensed to Panacela. CBLI has the primary responsibility to fund all newly developed patents; however, The Cleveland Clinic retains ownership of those patents covered by the agreement. CBLI also agreed to use commercially diligent efforts to bring one or more products to market as soon as practical, consistent with sound and reasonable business practices and judgments. There were no milestone or royalty payments paid to The Cleveland Clinic during the nine months ended September 30, 2017 or 2016.

Buffalo BioLabs and Incuron
Our CSO, Dr. Andrei Gudkov, has business relationships with Buffalo BioLabs, LLC, or BBL, where Dr. Gudkov was a founder and currently serves as its uncompensated Principal Scientific Advisor. The Company recognized $20,348 and $174,412 in research and development expense to BBL for the three and nine months ended September 30, 2017, respectively, and $178,625 and $670,534 in research and development expense to BBL for the three and nine months ended September 30, 2016, respectively. In addition, the Company had $0 and $15,000 in accrued expenses payable to BBL at September 30, 2017 and 2016, respectively. The Company also recognized $7,702 and $30,808 from BBL as sublease and other income for the three and nine months ended September 30, 2017, respectively, and $11,553 and $74,554 from BBL as sublease and other income for the three and nine months ended September 30, 2016, respectively. Pursuant to our real estate sublease and equipment lease with BBL, we had gross accounts receivables of $206,002 and $226,023 and net accounts receivables of $3,851 and $23,872 at September 30, 2017 and 2016, respectively.
Dr. Gudkov is also an uncompensated member of the board of directors for Incuron, LLC, or Incuron, a previously consolidated majority-owned subsidiary. Pursuant to master service and development agreements the Company has with Incuron, the Company performs various research, business development, clinical advisory, and management services. We recognized revenue from Incuron of $165,502 and $397,134 for the three and nine months ended September 30, 2017, respectively, and revenue from Incuron of $184,819 and $528,411 for the three and nine months ended September 30, 2016, respectively. In addition, we also recognized $1,776 and $5,328 from Incuron as sublease and other income for the three and nine months ended September 30, 2017, respectively, and $1,776 and $5,328 from Incuron as sublease and other income for the three and nine months ended September 30, 2016, respectively. Pursuant to these agreements, we had gross accounts receivable of $61,297 and $166,708 at September 30, 2017 and 2016, respectively.

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
Revenue
Our revenue originates from grants and contracts from both United States (“U.S.”) federal government sources and Russian Federation (“Russia”) government sources and service contracts with Incuron. U.S. federal grants and contracts are provided to advance research and development of entolimod, our lead product candidate, which we believe is of interest for potential sale to the U.S. Department of Defense (“DoD”) or the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (“BARDA”). Russian government contracts are provided to advance research and development of our oncology product candidates that may eventually be licensed for sale in Russia. We provide various research, project management, business development, and clinical advisory services to Incuron.

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

Fair Value of Financial Instruments
We use the Available-For-Sale accounting method to determine the fair value of certain cash equivalents and short-term investments invested in United States Treasury Notes or certificates of deposit. As of September 30, 2017, we held approximately $1.34 million in cash equivalents, $4.6 million in U.S. Treasury Notes which we classified as Level 1, and $0.9 million in certificates of deposit which we classified as Level 2.

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
As of September 30, 2017, we held approximately $1.0 million in accrued expenses related to warrants to purchase common stock, which we classified as Level 3.
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Revenue
Revenue decreased from approximately $1.1 million for the three months ended September 30, 2016 to approximately $0.3 million for the three months ended September 30, 2017, representing a decrease of approximately $0.8 million, or 74.0%, primarily due to the completion of our grants from the Russian Federation Ministry of Industry and Trade (“MPT”) at December 31, 2016 and completion of manufacturing activities for entolimod under our Joint Warfighter Medical Research Program (“JWMRP”) contract with the DoD. Prospectively, in the fourth quarter of 2017 we expect that revenue from the DoD contracts will gradually increase as we (1) commence the in vivo biocomparability study in the scope of the JWMRP contract, as required by the U.S. Food and Drug Administration (“FDA”) as part of the pre-Emergency Use Authorization (“pre-EUA”) review, and (2) initiate studies for the continued preclinical and clinical development of entolimod for the preparation of a Biologics License Application (“BLA”) of entolimod as a radiation countermeasure in the U.S. Our Incuron service contract was recently renewed and is scheduled to complete in 2017, although the contract may be extended. Differences in our revenue sources, by program, between the years are set forth in the following table.

	Program	Three Months Ended September 30,
Funding Source		2017	2016	Variance
DoD	JWMRP Contract (1)	$130,618	$490,895	$(360,277)
DoD	PRMRP Contract (2)	762	8,842	(8,080)
MPT	Entolimod colorectal cancer (3)	—	326,014	(326,014)
Incuron	Service contract	165,501	184,819	(19,318)
		296,881	1,010,570	(713,689)
MPT	Mobilan pre-clinical (3)	—	130,642	(130,642)
		$296,881	$1,141,212	$(844,331)

(1)	The Congressionally Directed Medical Research Programs (CDMRP) Joint Warfighter Medical Research Program (JWMRP) contract was awarded on September 1, 2015.

(2)	The CDMRP Peer Reviewed Medical Research Program (PRMRP) grant was awarded effective as of September 30, 2015.

(3)	The grants received from Russian government entities are denominated in Russian Rubles (RUB). The revenue above was calculated using average exchange rates for the periods presented.

We anticipate our revenue over the next year will continue to be derived primarily from government grants and contracts. We plan to submit or have submitted proposals for government grants and contracts to various funding sources, but there can be no assurance that we will receive future funding awards. The following table sets forth information regarding our currently active grants and contracts:

				As of September 30, 2017
Funding Source	Program	Total Award Value	Funded Award Value	Cumulative Revenue	Funded Backlog	Unfunded Backlog
DoD	JWMRP Contract	$9,226,455	$9,226,455	$2,066,269	$7,160,186	$—
DoD	PRMRP Contract	6,573,992	6,573,992	73,436	6,500,556	—
		$15,800,447	$15,800,447	$2,139,705	$13,660,742	$—

Research and Development Expenses

R&D expenses decreased from $1.1 million for the three months ended September 30, 2016 to $0.9 million for the three months ended September 30, 2017, representing a decrease of $0.2 million, or 16.7%. In the third quarter of 2017, per the FDA’s request we collated and submitted manufacturing information (Module 3) to the agency. We also initiated the in vivo biocomparability study in non-human primates that had been previously requested by the FDA as part of its review of our pre-EUA application; this study is ongoing. We have also submitted a Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) for use of entolimod as a medical radiation countermeasure in the European Union. The associated pediatric investigational plan (“PIP”) passed its compliance check and our application was recently validated by the EMA. The MAA will now undergo agency review. Variances in individual development programs are noted in the table below. The net decrease is primarily attributable to a $0.2 million reduction in spending on entolimod for oncology indications due to completion of a clinical study of the safety and tolerability of entolimod as a neo-adjuvant therapy in treatment-naïve patients with primary colorectal cancer. The remaining variances are not significant. We anticipate a gradual increase in spending for entolimod for biodefense applications in the fourth quarter of 2017 as activities increase in connection with the performance of the DoD contracts and our pursuit of approval by the EMA and the FDA.

	Three Months Ended September 30,
	2017	2016	Variance
Entolimod for Biodefense Applications	$623,331	$606,186	$17,145
Entolimod for Oncology Indications	72,138	269,545	(197,407)
	695,469	875,731	(180,262)
Incuron service contract	148,898	137,210	11,688
Panacela product candidates	74,700	91,801	(17,101)
Total research and development expenses	$919,067	$1,104,742	$(185,675)
General and Administrative Expenses
G&A expenses decreased from $0.8 million for the three months ended September 30, 2016 to $0.6 million for the three months ended September 30, 2017, representing a decrease of $0.2 million, or 23.4%. These reductions consisted of a $0.1 million reduction in compensation expense due to reductions in personnel and a $0.1 million reduction in other expenses.
Other Income and Expenses
Other income decreased from $1.9 million of other income for the three months ended September 30, 2016 to $0.1 million of other expense for the three months ended September 30, 2017, representing an expense increase of $2.0 million, or 105.3%. This increase was primarily related to a $2.0 million increase in non-cash loss related to the change in value of our warrant liability.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Revenue
Revenue decreased from approximately $2.53 million for the nine months ended September 30, 2016 to approximately $1.08 million for the nine months ended September 30, 2017, representing a decrease of approximately $1.45 million, or 57.4%. This decrease is principally due to completion of our grants from the MPT at December 31, 2016, a decrease in revenues from our JWMRP contract due to decreased activity related to performance of certain preclinical work required during the first nine months of 2017, and a decrease in Incuron service contract revenue due to reduced research and development services provided to Incuron during the first nine months of 2017. Differences in our revenue sources, by program, between the years are set forth in the following table:

	Program	Nine Months Ended September 30,
Funding Source		2017	2016	Variance
DoD	JWMRP Contract (1)	$674,806	$859,188	$(184,382)
DoD	PRMRP Contract (2)	4,185	46,157	(41,972)
DoD	DTRA Contract (3)	1,886	—	1,886
MPT	CBLB612 pre-clinical (4)	—	304,485	(304,485)
MPT	Entolimod colorectal cancer (4)	—	462,257	(462,257)
Incuron	Service contract	397,134	528,411	(131,277)
		1,078,011	2,200,498	(1,122,487)
MPT	Mobilan pre-clinical (4)	—	328,239	(328,239)
		$1,078,011	$2,528,737	$(1,450,726)

(1)	The Congressionally Directed Medical Research Programs (CDMRP) Joint Warfighter Medical Research Program (JWMRP) contract was awarded on September 1, 2015.

(2)	The CDMRP Peer Reviewed Medical Research Program (PRMRP) grant was awarded effective as of September 30, 2015.

(3)	The Defense Threat Reduction Agency (DTRA) contract had additional revenue recognized upon acknowledgment of final annual indirect rates for the fiscal year ended December 31, 2013.

(4)	The grants received from Russian government entities are denominated in Russian Rubles (RUB). The revenue above was calculated using average exchange rates for the periods presented.
Research and Development Expenses
R&D expenses decreased from approximately $4.3 million for the nine months ended September 30, 2016 to approximately $3.5 million for the nine months ended September 30, 2017, representing a decrease of approximately $0.8 million, or 18.8% . Variances in individual development programs are noted in the table below. Expenses for the CBLB612 project decreased due to completion of the clinical studies in the Russian Federation. In addition, we experienced reductions in expenses related to submission of our pre-EUA application and for preclinical studies of entolimod for oncology indications, and the Incuron service contract. These decreases were offset by an increase in expenses for our entolimod for biodefense applications for continued development along with drug manufacturing activities associated with our JWMRP contract, and expenses associated with our regulatory efforts in support of filing a MAA with EMA. The remaining variances are not significant. We anticipate a gradual increase in spending for entolimod for biodefense applications in the fourth quarter of 2017 as activities increase in performance of the DoD contracts and our pursuit of approval by EMA and the FDA.

	Nine Months Ended September 30,
	2017	2016	Variance
Entolimod for Biodefense Applications	$2,776,473	$2,174,445	$602,028
Entolimod for Oncology Indications	247,647	1,561,145	(1,313,498)
	3,024,120	3,735,590	(711,470)
Incuron service contract	291,469	356,518	(65,049)
Panacela product candidates	208,856	246,041	(37,185)
Total research and development expenses	$3,524,445	$4,338,149	$(813,704)

General and Administrative Expenses
G&A expenses decreased from $2.7 million for the nine months ended September 30, 2016 to $1.9 million for the nine months ended September 30, 2017, representing a net decrease of $0.8 million, or 28.4%. These net reductions consisted of a reduction of $0.3 million in compensation expense due to reductions in personnel, and a reduction of $0.5 million in other expenses principally relating to one-time treasury stock issuance costs, higher franchise tax and insurance expenses in 2016.
Other Income and Expenses
Other income decreased from $3.1 million of other income for the nine months ended September 30, 2016 to $4.3 million of other expense for the nine months ended September 30, 2017, representing an expense increase of $7.4 million, or 237.1%. This expense increase was primarily related to a $7.1 million increase in non-cash loss related to our warrant liability, a $0.1 million decrease in interest and other income due to a decrease in invested assets, and a $0.1 million increase in foreign exchange losses.

Liquidity and Capital Resources
We have incurred net losses of approximately $159.3 million from our inception through September 30, 2017. Historically, we have not generated, and do not expect to generate in the immediate future, revenue from sales of product candidates. Since our founding in 2003, we have funded our operations through a variety of means:

•	From inception through September 30, 2017, we have raised $144.7 million of net equity capital, including amounts received from the exercise of options and warrants;

•	DoD and BARDA have funded grants and contracts totaling $60.4 million for the development of entolimod for its biodefense indication;

•
Russian Government Agencies have funded a series of our oncology clinical development contracts totaling $17.3 million, based on the exchange rates in effect on the date of funding. These contracts included a requirement for us to contribute matching funds, which we have satisfied with both the value of developed intellectual property at the time of award and incurred development expenses;

•	We have been awarded $4.0 million in grants and contracts not described above, all of which have been recognized at September 30, 2017;

•
Incuron was formed to develop and commercialize the Curaxins product line, including its lead oncology drug candidate CBL0137. In 2015, we sold our ownership interest for approximately $4.0 million and retain a 2% royalty interest in the CBL0137 technology; and

•
Panacela was formed to develop and commercialize preclinical compounds, which were transferred to Panacela through assignment agreements. RUSNANO contributed $9.0 million to Panacela and CBLI contributed $3.0 million plus intellectual property to Panacela. As of the date of this filing, CBLI owns 67.57% of Panacela.

We have incurred cumulative net losses and expect to incur additional losses related to our R&D activities. We do not have commercial products and have limited capital resources. At September 30, 2017, we had cash, cash equivalents and short-term investments of $10.1 million which, along with the active government contracts described above, are expected to fund our projected operating requirements for at least 12 months beyond the filing date of this Quarterly Report on Form 10-Q. However, until we are able to commercialize our product candidates at a level that covers our cash expenses, we will need to raise substantial additional capital, which we may be unable to raise in sufficient amounts, when needed and at acceptable terms. Our plans with regard to these matters may include seeking additional capital through debt or equity financing, the sale or license of drug candidates, or obtaining additional government research funding. There can be no assurance that we will be able to obtain future financing on acceptable terms, or that we can obtain additional government financing for our operations. If we are unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Cash Flows:

The following table provides information regarding our cash flows for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,
	2017	2016	Variance
Cash flows used in operating activities	$(5,331,563)	$(5,305,605)	$(25,958)
Cash flows provided by investing activities	2,967,713	2,944,754	22,959
Cash flows provided by financing activities	—	539,998	(539,998)
Effect of exchange rate change on cash and equivalents	52,890	(45,599)	98,489
Decrease in cash and cash equivalents	(2,310,960)	(1,866,452)	(444,508)
Cash and cash equivalents at beginning of period	6,901,816	5,918,424	983,392
Cash and cash equivalents at end of period	$4,590,856	$4,051,972	$538,884
Operating Activities
Net cash used in operating activities increased by $0.03 million to $5.3 million for the nine months ended September 30, 2017 from $5.3 million for the nine months ended September 30, 2016. Net cash used in operating activities for the period ending September 30, 2017 consisted of a reported net loss of $8.6 million, which was adjusted up for $4.4 million of net non-cash operating activities, and a $1.1 million net decrease due to changes in operating assets and liabilities. The $4.4 million of net non-cash operating activities substantially consisted of changes in the valuation of our warrant liability. Of the net $1.1 million of changes in operating assets and liabilities, $0.1 million was due to a net increase in accounts receivable and other current assets, and $0.9 million was due to a net decrease in accrued expenses and accounts payable.
Net cash used in operating activities for the nine months ended September 30, 2016 of $5.3 million consisted of a reported net loss of $1.4 million, which was reduced for $2.6 million of net non-cash operating activities, and a $1.3 million net decrease due to changes in operating assets and liabilities. Of the net non-cash operating activities of $2.6 million, $2.7 million was due to changes in the valuation of our warrant liability, offset by $0.1 million due primarily to depreciation expense. Of the net decrease $1.3 million in operating assets and liabilities, $0.9 million was due to a net increase in accounts receivable and other current assets, and $0.4 million was due to a net decrease in accrued expenses and accounts payable.
Investing Activities
Net cash provided by investing activities decreased by $0.02 million to $3.0 million for the nine months ended September 30, 2017 from net cash provided by investing activities of $2.9 million for the nine months ended September 30, 2016. The net cash provided by investing activities for the nine months ended September 30, 2017 consisted primarily of $3.0 million of net maturities of short-term investments.
Net cash provided by investing activities for the nine months ended September 30, 2016 consisted primarily of $2.9 million of net maturities of short-term investments.
Financing Activities
Net cash provided by financing activities decreased by $0.5 million to $0.0 million for the nine months ended September 30, 2017 from $0.5 million for the nine months ended September 30, 2016. There was no net cash provided by or used in financing activities for the nine months ended September 30, 2017.
Net cash provided by financing activities for the nine months ended September 30, 2016 of $0.5 million consisted of the sale of Treasury Stock.

Impact of Exchange Rate Fluctuations

Our reported financial results are affected by changes in foreign currency exchange rates between the U.S. dollar and the Russian ruble. Between January 1, 2017 and September 30, 2017, this rate fluctuated by 4.4%. For calendar 2016, this rate fluctuated by 16.8%. Translation gains or losses result primarily from the impact of exchange rate fluctuations on the reported U.S. dollar equivalent of ruble-denominated cash and cash equivalents, restricted cash and short-term investments. Variances in the exchange rate for these items have not been realized; as such the resulting gains or losses are recorded as other comprehensive income in the equity section of the balance sheet.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting company filers.

Item 4.	Controls and Procedures
Effectiveness of Disclosure
Our management, with the participation of our Chief Executive Officer (performing the functions of the Company’s principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2017. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer (performing the functions of the Company’s principal executive officer and principal financial officer) concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer (performing the functions of the Company’s principal executive officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of September 30, 2017, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows or that are required to be disclosed under the rules of the SEC.

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

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 9, 2015).

3.7	Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 9, 2015).

3.8	Second Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 5, 2007).

10.1*#	Award/Contract W81XWH-15-C-0101 modification dated September 14, 2017 issued by USA Med Research ACQ Activity

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Yakov Kogan.

32.1*	Certification pursuant to 18 U.S.C. Section 1350.

101.1
The following information from CBLI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of September 30, 2017 and December 31, 2016; (ii) Consolidated Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2017 and 2016; (iv) Consolidated Condensed Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2017; (v) Consolidated Condensed Statements of Cash Flows for the Nine Months ended September 30, 2017 and 2016; and (vi) Notes to Consolidated Condensed Financial Statements.

#	Confidential treatment has been requested as to certain portions of this exhibit that are omitted pursuant to Rule 24b-2 of the Exchange Act.

*	Filed herewith.

Signatures
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated: November 14, 2017	By:	/s/ YAKOV KOGAN
Yakov N. Kogan
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)