Form 10-K
period 2017-12-31
CLEVELAND BIOLABS INC
filed 2018-03-06
CIK 1318641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2017, was $13,886,205. There were 11,279,834 shares of common stock outstanding as of March 5, 2018.

DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s 2018 Annual Meeting of Stockholders is incorporated by reference in Part III to the extent described therein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2017.

Cleveland BioLabs, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2017

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding our future financial position, business strategy, new products, budgets, liquidity, cash flows, projected costs, regulatory approvals or the impact of any laws or regulations applicable to us, and plans and objectives of management for future operations, are forward-looking statements. The words "anticipate," "believe," "continue," "should," "estimate," "expect," "intend," "may," "plan," "project," "will," and similar expressions, as they relate to us, are intended to identify forward-looking statements.
We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed here for various reasons. Factors that could contribute to such differences include, but are not limited to:

•	our need for additional financing to meet our business objectives;

•	our history of operating losses;

•	the commercialization of our product candidates, if approved;

•	our plans to research, develop and commercialize our product candidates;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our plans and expectations with respect to future clinical trials and commercial scale-up activities;

•	our reliance on third-party manufacturers of our product candidates;

•	future agreements with third parties in connection with the commercialization of any approved product;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates;

•	regulatory developments in the United States, the European Union and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or may become available;

•	our ability to attract and retain key scientific or management personnel;

•	government contracting processes and requirements;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	the exercise of control over our company our by our majority stockholder;

•	the geopolitical relationship between the United States and the Russian Federation, as well as general business, legal, financial and other conditions within the Russian Federation;

•	our ability to obtain and maintain intellectual property protection for our product candidates; and

•
the other factors discussed below in "Item 1A. "Risk Factors," in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other filings we make with the Securities and Exchange Commission.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

ii

PART I
Item 1. Business
When used in this Annual Report on Form 10-K, unless otherwise stated or the context otherwise requires, the terms "Cleveland BioLabs," the "Company," "CBLI," "we," "us," and "our" refer to Cleveland BioLabs, Inc. and its consolidated subsidiaries, BioLab 612, LLC and Panacela Labs, Inc.
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
Entolimod, a Toll-like receptor 5 ("TLR5") agonist, which we are developing as a medical radiation countermeasure ("MRC") for reducing the risk of death from Acute Radiation Syndrome ("ARS") is our most advanced product canidtate. Other indications, including immunotherapy for oncology, have been or may in the future be investigated as well.
Entolimod as a MRC is being developed under the United States Food & Drug Administration’s ("FDA’s" or "Agency's") Animal Efficacy Rule (the "Animal Rule") for the indication of reducing the risk of death following exposure to potentially lethal irradiation occurring as a result of a radiation disaster (see "– Government Regulation – Animal Rule"). We believe that entolimod is the most efficacious MRC currently in development. The following is a summary of the clinical development of entolimod as an MRC to date and its related regulatory status.
We have completed two Good Clinical Practices ("GCP") clinical studies designed to evaluate the safety, pharmacokinetics and pharmacodynamics of entolimod in a total of 150 healthy subjects. We have completed a Good Laboratory Practices ("GLP"), randomized, blinded, placebo-controlled, pivotal study designed to evaluate the dose-dependent effect of entolimod on survival and biomarker induction in 179 non-human primates exposed to 7.2 Gy total body irradiation when entolimod or a placebo was administered at 25 hours after radiation exposure. We have also completed a GLP, randomized, open-label, placebo-controlled, pivotal study designed to evaluate the dose-dependent effect of entolimod on biomarker induction in 160 non-irradiated non-human primates.
We met with the FDA in July 2014 to present our human dose-conversion and to discuss our intent to submit an application for pre-Emergency Use Authorization ("pre-EUA"), a form of authorization granted by the FDA under certain circumstances (see "– Government Regulation – Emergency Use Authorization"). The FDA confirmed that our existing efficacy and safety data and animal-to-human dose conversion were sufficient to proceed with a pre-EUA application and agreed to accept a pre-EUA application for review. The pre-EUA application was submitted in the second quarter of 2015. As part of the Company's response to pre-EUA review comments received from the FDA, we met with the Agency in the first quarter of 2016 to discuss various aspects of entolimod manufacturing. The Agency specified that the Company needs to establish comparability between the drug formulation used in previously conducted preclinical and clinical studies and the entolimod drug formulation proposed for commercialization under the pre-EUA. The FDA also indicated that further review of the pre-EUA dossier would not proceed until these comparability data have been evaluated by the Agency.
To establish the comparability of the older formulation and the new formulation, the FDA requested that we first perform a side-by-side analytical comparability study between the two entolimod drug formulations. Thereafter, the Agency requested that we conduct an in vivo study in non-human primates ("NHP") to establish bio-comparability. The side-by-side analytical comparability analysis of the two formulations of entolimod was completed in the fourth quarter of 2016. The report of these results was submitted to the FDA in the first quarter of 2017. The FDA has reviewed this data and provided its consent to commence the bio-comparability study in NHP in the second quarter of 2017. The bio-comparability study is currently ongoing. Following completion of the study and discussion of the submitted study results with the FDA, we expect the FDA to resume the review of our pre-EUA dossier.
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

In addition, the Company has submitted a Marketing Authorization Application ("MAA") with the European Medicines Agency ("EMA") for entolimod as a MRC in Europe. The MAA was validated by the EMA in the fourth quarter of 2017 and is currently under review by the Agency.
In September 2015, we announced two awards totaling approximately $15.8 million in funding from the United States Department of Defense ("DoD"), office of Congressionally Directed Medical Research Programs to support further development of entolimod as a MRC. These awards have funded, and will continue to fund, additional preclinical and clinical studies of entolimod, which are needed for a BLA. In October 2016, the DoD modified the original statement of work of one of these contracts (Joint Warfighter Medical Research Program ("JWMRP") contract award number W81XWH-15-C-0101) by eliminating certain tasks no longer deemed critical for the preparation of the BLA and established new tasks to address the formulation questions raised by the FDA during the review of the pre-EUA dossier, including an aim to conduct an in vivo NHP bio-comparability study along with other drug manufacturing related activities. In September 2017, the DoD further modified the contract by extending its term to 2019 on a no-cost basis.
In addition to development work on the MRC for reducing the risk of death from ARS indication, we have completed a Phase 1 open-label, dose-escalation trial of entolimod in 26 patients with advanced cancer in the U.S. The data for the U.S. study were presented at the 2015 annual meeting of the American Society of Clinical Oncology ("ASCO"). Seven (7) additional patients have been dosed with the entolimod drug formulation proposed for commercialization under the pre-EUA and MAA in an extension of this study performed in the Russian Federation ("Russia"). Based on current plans, we hope to include up to 17 additional patients under this extension study prior to its completion in 2019.

We have also completed dosing of 40 patients in a study of the safety and tolerability of entolimod when administered as a neo-adjuvant therapy before cancer surgery in treatment-naïve patients with primary colorectal cancer. This study was performed in Russia using the entolimod dug formulation proposed for commercialization under the pre-EUA and MAA. Because this study included older patients (up to 84 years) and those with other health conditions, the trial further extended our understanding of entolimod effects in broader population of study patients. The safety profile of the drug appeared generally similar to the profiles previously identified in healthy subjects and patients with cancer who participated in prior studies. Increases in plasma cytokines and alterations of blood cells were observed that appeared consistent with TLR5-mediated mobilization and trafficking of immunocytes to peripheral tissues, although changes in tumor immune cell infiltration appeared to be independent of treatment group in this exploratory study. This study was partially funded by the development contract with the Russian Federation Ministry of Industry and Trade ("MPT").

Because both oncology studies performed in Russia used the entolimod drug formulation proposed for commercialization under the pre-EUA and MAA, the safety data from these studies was included in our MAA submission to the EMA for use of entolimod as a MRC.

CBLB612 is a synthetic molecule that activates the Toll-like heterodimeric receptor 2/6 ("TLR2/TLR6") and stimulated white blood cell generation in preclinical studies. Recently we have completed dosing in a Phase 2, randomized, placebo-controlled clinical study of CBLB612 as myelosuppressive prophylaxis in patients with breast cancer receiving doxorubicin-cyclophosphamide chemotherapy. While the efficacy hypothesis of the study was not confirmed, the CBLB612 appeared to be generally well tolerated at the doses used in this clinical trial. We currently have no active clinical studies ongoing with CBLB612.

Mobilan is a recombinant non-replicating adenovirus that directs expression of TLR5 and its agonistic ligand, a secretory non-glycosylated version of entolimod we are also developing through our subsidiary, Panacela Labs, Inc. ("Panacela"). Two randomized, placebo-controlled, dose-ranging studies of Mobilan in men with prostate cancer are currently ongoing in the Russian Federation.

CORPORATE INFORMATION
We were incorporated in Delaware in June 2003 as a spin-off company from The Cleveland Clinic. We exclusively license our founding intellectual property from The Cleveland Clinic. In 2007, we relocated our operations to Buffalo, New York and became affiliated with Roswell Park Cancer Institute ("RPCI"), through technology licensing and research collaboration relationships. Our common stock is listed on the NASDAQ Capital Market under the symbol "CBLI."
Our principal executive offices are located at 73 High Street, Buffalo, New York 14203, and our telephone number at that address is (716) 849-6810.

Since inception we have formed several subsidiaries to best capitalize on our unique ability to leverage financial and clinical development resources in Russia. In December 2009, we created Incuron LLC ("Incuron") with BioProcess Capital Ventures ("BCV") to develop Curaxin compounds (defined below). In September 2011, we created Panacela, a U.S. entity, with Joint Stock Company "Rusnano" ("Rusnano") to develop Mobilan and other product candidates (described below.) Simultaneous with the formation of Panacela, was the creation of a wholly-owned Russian subsidiary of Panacela named Panacela Labs, LLC. Finally, we have a wholly-owned Russian subsidiary, BioLab 612, LLC. Incuron was included in our consolidated financial results through November 25, 2014, and then accounted for as an equity investment through April 29, 2015, after which our remaining equity interest in Incuron was sold by June 30, 2015. Currently we no longer own equity in Incuron, but do maintain a right to royalty payments, as later described, and we conduct drug development activities on behalf of Incuron in the U.S.
CBLI and Panacela each have worldwide development and commercialization rights to product candidates in development, subject to certain financial obligations to our current licensors.
The CBLI logo and CBLI product names are proprietary trade names of CBLI, its subsidiaries. We may indicate U.S. trademark registrations and U.S. trademarks with the symbols "®" and "™", respectively. Third-party logos and product/trade names are registered trademarks or trade names of their respective owners.
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
Our currently ongoing product development programs and their respective development stages are illustrated below:
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

Entolimod Biodefense Indication
Our most advanced Protectan product candidate is entolimod, an engineered derivative of the Salmonella flagellin protein that was designed to retain its specific TLR5-activating capacity while increasing its stability, reducing its immunogenicity and enabling high-yield production. We are developing entolimod as a medical radiation countermeasure for reducing the risk of death from ARS, which we refer to as a Biodefense Indication.
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
Acute high-dose whole body or significant partial body radiation exposure induces massive apoptosis of cells of the hematopoietic system and gastrointestinal tract, which leads to ARS, a potentially fatal condition. The threat of ARS is primarily limited to emergency/defense scenarios and is significant given the possibility of nuclear/radiological accidents, warfare or terrorist incidents. The scale of possible exposure (number of people affected) has been estimated by the U.S. government to be in the range of 500,000 based on a modeled 10-kiloton device detonation in New York City. We believe the significant limitations of the two currently approved treatments to deal with such an event make entolimod a compelling product candidate. It is not feasible or ethical to test the efficacy of entolimod as a radiation countermeasure in humans. Therefore, we are developing entolimod under the FDA’s Animal Rule guidance (see "– Government Regulation – Animal Rule"). The Animal Rule authorizes the FDA to rely on data from animal studies to provide evidence of a product’s effectiveness under circumstances where there is a reasonably well-understood mechanism for the activity of the product. Under these requirements, and with the FDA’s prior agreement, medical countermeasures, like entolimod, may be approved for use in humans based on evidence of effectiveness derived from appropriate animal studies, evidence of safety derived from studies in humans and any additional supporting data.
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
Our clinical studies of entolimod in 150 healthy human subjects demonstrated the safety profile of entolimod and established the dose-dependent effect of entolimod on efficacy biomarkers in humans. In these studies, and in the oncology studies in which 63 cancer patients have been administered to date, transient decrease in blood pressure and elevation of liver enzymes were observed along with transient mild to moderate flu-like syndrome. Such effects are the most common adverse events and they are linked to up-regulation of cytokines that are also biomarkers for efficacy.

As discussed above, we are seeking pre-EUA authorization from the FDA for entolimod, for which we submitted an application in 2015 and have had subsequent discussions with the FDA. Also, as noted above, we have submitted a MAA to the EMA for entolimod as a MRC in Europe. The MAA was evaluated in the end of the fourth quarter of 2017 and is currently under review by the EMA.
The FDA has granted Fast Track status to entolimod (see "– Government Regulation – Fast Track Designation") and Orphan Drug status for prevention of death following a potentially lethal dose of total body irradiation during or after a radiation disaster (see "– Government Regulation – Orphan Drug Designation"). In January 2016, the EMA granted entolimod Orphan Drug Designation for treatment of ARS (see "– Government Regulation – Orphan Drug Designation") and has validated the Pediatric Investigational Plan ("PIP") that is required prior to an MAA approval.
Entolimod Oncology Indication
In addition to developing entolimod as a MRC for reducing the risk of death from ARS, we have initiated an evaluation of entolimod's potential to treat cancer by activating the innate and adaptive immune response in patients. In preclinical studies, entolimod produced tissue-specific activation of innate immune responses via interaction with its receptor, TLR5, and the liver was identified as a primary mediator of entolimod activity. Entolimod has also been shown to have a direct cytotoxic effect on tumors expressing TLR5 in animal models. Evaluations of local administration of entolimod in organs expressing TLR5, such as the bladder, have also been performed in animal models.

We completed a Phase 1 open-label, dose-escalation trial of entolimod in 26 patients with advanced cancer in the U.S. in 2015 and an extension study in additional patients in Russia receiving the entolimod drug product formulation proposed for commercialization is ongoing. The data for the U.S. study were presented at the 2015 annual meeting of ASCO. Twenty-six patients with previously treated metastatic cancers, including colorectal, non-small cell lung, anal and urothelial bladder tumors were enrolled in the study. Stable disease for more than 6 weeks was observed in 8 patients with various cancer types; among these, 3 patients (with anal, colorectal and urothelial cancers) had maintenance of stable disease for more than 12 weeks. Patients exhibited CD8+ T-cell activation with stable or decreased levels of myeloid-derived suppressive cells, accompanied by increased immunostimulatory cytokines (G-CSF, IL-6, and IL-8). The tolerability profile in patients with advanced cancer was similar to that observed in two previously conducted studies in 150 healthy subjects receiving entolimod. As expected with activation of innate immune pathways, common adverse events were flu-like symptoms and fever, with some patients having transient, spontaneously resolving tachycardia, hypotension and hyperglycemia. Overall, treatment with entolimod was well tolerated.
In addition, we have conducted a clinical study of the safety and tolerability of entolimod as a neo-adjuvant therapy before cancer surgery in treatment-naïve patients with primary colorectal cancer. Because the study included older patients (up to 84 years) and those with other health conditions, the trial further extended an understanding of entolimod effects in a broader population of study patients. The safety profile of the drug appeared generally similar to the profiles previously identified in healthy subjects and patients with cancer who participated in prior studies. Increases in plasma cytokines and alterations of blood cells were observed that appeared consistent with TLR5-mediated mobilization and trafficking of immunocytes to peripheral tissues, although changes in tumor immune cell infiltration appeared to be independent of treatment group in this exploratory study. This study was partially funded by the MPT development contract.
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
Recently we have completed dosing in a Phase 2, randomized, placebo-controlled clinical study of CBLB612 as myelosuppressive prophylaxis in patients with breast cancer receiving doxorubicin-cyclophosphamide chemotherapy. Objectives of the study included evaluation of the depth and duration of chemotherapy-induced neutropenia and thrombocytopenia, progenitor cell and reticulocyte mobilization, changes in plasma cytokines, and safety. While the efficacy hypothesis of the study was not confirmed, the CBLB612 appeared to be generally well tolerated at the doses used in this clinical trial.
These two clinical studies were supported by a 139 million ruble matching funds development contract that we received in July 2012 from MPT (see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations"). We currently have no active clinical studies ongoing with CBLB612.
We licensed CBLB612 to Zhejiang Hisun Pharmaceutical Co., Ltd. for the territories of China, Taiwan, Hong Kong, and Macau. We have rest-of-world development and commercialization rights to CBLB612.
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
Panacela has completed enrollment of patients in a Phase 1 multicenter, randomized, placebo-controlled, single-blinded study in Russia evaluating single injections of ascending doses of Mobilan administered directly into the prostate of patients with prostate cancer. In addition, in July 2016, recruitment of prostate cancer patients was opened in another multicenter, randomized, double-blind study in Russia evaluating the safety, pharmacodynamics, and efficacy of different treatment regiments of Mobilan.
These studies were partially funded under a 149 million ruble matching funds development contract that Panacela received in October 2013 from MPT which concluded as of December 31, 2016.
Panacela holds exclusive worldwide development and commercialization rights to Mobilan.
As of December 31, 2017, we owned 67.57% of Panacela.
CBL0137
CBL0137 is a small molecule with a multi-targeted mechanism of action that may be broadly useful for the treatment of many different types of cancer and is being developed by Incuron. During 2015 we sold our remaining equity interest in Incuron but retain a 2% royalty on (a) product sales of CBL0137, (b) consideration received by Incuron from a licensee or sublicensee, and (c) consideration received in connection with the first change of control of Incuron. Incuron’s royalty obligations continue until April 29, 2025.
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
Both Panacela, as well as our wholly owned subsidiary BioLab 612, maintain operations in Russia and benefit from programs supporting domestic pharmaceutical industry development in Russia.
The Cleveland Clinic
In July 2004, CBLI entered into an exclusive license agreement with The Cleveland Clinic ("The Cleveland Clinic License"), pursuant to which CBLI was granted an exclusive license to The Cleveland Clinic’s research base underlying our therapeutic platform. We amended The Cleveland Clinic License effective as of September 22, 2011, pursuant to which we were granted an exclusive license to The Cleveland Clinic’s research base underlying certain product candidates in development by Panacela ("Panacela Products"), including Mobilan and several earlier-stage compounds that are not currently material to our business. In consideration for The Cleveland Clinic License, we agreed to issue The Cleveland Clinic common stock and make certain milestone, royalty, and sublicense royalty payments as described below.
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
Through December 31, 2017, CBLI had paid The Cleveland Clinic $150,000 for milestone payments on products limited to biodefense uses, and $400,000 for all other products.
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
In September 2011, Panacela entered into an agreement with RPCI (the "Panacela-RPCI License") to exclusively license from RPCI certain rights to the Panacela Products, including Mobilan and several earlier-stage compounds that are not currently material to our business, and to non-exclusively license from RPCI certain know-how relating to the aforementioned product candidates for the limited purposes of research and development and regulatory, export and other government filings. Additionally, under the Panacela-RPCI License, Panacela has a right to exclusively license from RPCI (i) any technological improvements to the Panacela Products developed by RPCI before September 2016, and (ii) any technology jointly developed by Panacela and RPCI. In consideration for the Panacela-RPCI License, Panacela agreed to issue RPCI common stock and to make certain milestone, royalty and sublicense royalty payments as described below.
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
Under the sponsored research agreements with RPCI, we own any invention that is described in our research plan, co-own any inventions not described in our research plan that are made by Dr. Andrei Gudkov, our Chief Scientific Officer, and RPCI owns any other inventions not described in our research plan. We further have a right to exclusively license from RPCI any invention developed under such sponsored research agreements that are owned by RPCI. Such sponsored research agreements with RPCI expire in 2018, although we expect to enter into similar future arrangements.
We entered into an asset transfer and clinical trial agreement with RPCI for the conduct, by RPCI, of our Phase 1 clinical trial to evaluate the safety and pharmacokinetic profile of entolimod in patients with advanced cancers, which has now been largely completed.
Rusnano
In 2011, we formed Panacela with Rusnano to carry out a complete cycle of development and commercialization in Russia for the treatment of oncological, infectious or other diseases. We invested $3.0 million in Panacela preferred shares and warrants, and, together with certain third-party owners, assigned and/or exclusively licensed, as applicable, to Panacela worldwide development and commercialization rights to five preclinical product candidates in exchange for Panacela common shares. Rusnano invested $9.0 million in Panacela preferred shares and warrants. In 2013, Rusnano loaned Panacela $1.5 million through a convertible term loan (the "Panacela Loan"). In December of 2015, together with Rusnano, we recapitalized Panacela to fully retire the Panacela Loan and certain other trade payables. Rusnano maintained its ownership percentage in Panacela, while CBLI's ownership stake grew to 66.77%. As of December 31, 2017, we had an ownership stake of approximately 67.57%.
INTELLECTUAL PROPERTY
Our intellectual property consists of patents, trademarks, trade secrets, and know-how. Our ability to compete effectively depends in large part on our ability to obtain patents for our technologies and products, maintain trade secrets, operate without infringing the rights of others, and prevent others from infringing our proprietary rights. We will be able to protect our proprietary technologies from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents, or are effectively maintained as trade secrets. As a result, patents or other proprietary rights are an essential element of our business. Our patent portfolio includes patents and patent applications with claims directed to compositions of matter, pharmaceutical formulations, and methods of use. Some of our issued patents, and the patents that may be issued based on our patent applications, may be eligible for patent life extension under the Drug Price Competition and Patent Term Restoration Act of 1984 in the U.S., supplementary protection certificates in the European Union ("E.U.") or similar mechanisms in other countries or territories. The following are the patent positions relating to our product candidates as of December 31, 2017.
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
In addition, as of December 31, 2017, we had more than a hundred additional patents and patent applications filed worldwide. Any patents that may issue from our pending patent applications would expire between 2024 and 2035, excluding patent term extensions. These patents and patent applications disclose compositions of matter and methods of use.
Our policy is to seek patent protection for the inventions that we consider important to the development of our business. We intend to continue to file patent applications to protect technology and compounds that are commercially important to our business, and to do so in countries where we believe it is commercially reasonable and advantageous to do so. We also rely on trade secrets to protect our technology where patent protection is deemed inappropriate or unobtainable. We protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, collaborators, and contractors.
RESEARCH AND DEVELOPMENT
As of December 31, 2017, our research and development group, including Russian-based personnel, consisted of 10 individuals. Our research and development focuses on management of outsourced preclinical research, clinical trials, and manufacturing technologies. We invested $5.0 million and $6.5 million in research and development in the years ended December 31, 2017 and 2016, respectively.
SALES AND MARKETING
We currently do not have marketing, sales, or distribution capabilities. We do, however, currently have worldwide development and commercialization rights for products arising out of substantially all of our programs, as discussed above. In order to commercialize any of these drugs, if and when they are approved for sale, we will need to enter into partnerships for the commercialization of the approved product(s) or develop the necessary marketing, sales, and distribution capabilities.
COMPETITION
The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and intense competition. This competition comes from both biotechnology and major pharmaceutical companies. Many of these companies have substantially greater financial, marketing, and human resources than we do, including, in some cases, considerably more experience in clinical testing, manufacturing, and marketing of pharmaceutical products. There are also academic institutions, governmental agencies, and other research organizations that are conducting research in areas in which we are working. They may also develop products that may be competitive with our product candidates, either on their own or through collaborative efforts. We expect to encounter significant competition for any products we develop. Our product candidates’ competitive position among other biotechnology and biopharmaceutical companies will be based on, among other things, time to market, patent position, efficacy, safety, reliability, availability, patient convenience, ease of delivery, manufacturing cost, and price. In these cases, we may not be able to commercialize our product candidates or achieve a competitive position in the market. This would adversely affect our business.
Specifically, the competition for entolimod and our other clinical-stage product candidates includes the following:
Entolimod Biodefense Indication
Product candidates for treatment of the ARS face significant competition for U.S. government funding for both development and procurement of medical countermeasures and must satisfy government procurement requirements for biodefense products. Currently the only FDA-approved drugs for the treatment of ARS are filgrastim (Neupogen™) and peg-filgrastim (Neulasta™). Filgrastim (granulocyte colony-stimulating factor ("GCS-F") and peg-filgrastim (PEGylated form of GCS-F) stimulate neutrophils and may reduce infection related to ARS. Unlike entolimod, these drugs do not improve platelet counts or lessen bleeding, and do not ameliorate gastrointestinal dysfunction due to ARS. In label-supporting survival studies, filgrastim and peg-filgrastim were administered repeatedly and treatment was accompanied by laboratory monitoring and required intensive supportive care (including platelet transfusions).  By contrast, entolimod survival studies included only a single injection, without any intensive medical support, which we believe makes it significantly more suitable for use in a mass-casualty situation.

The U.S. government has purchased several colony stimulating factors to treat injuries to bone marrow in victims of radiological or nuclear accidents or acts of terrorism for the National Stockpile. In 2013 it obligated $157 million to Amgen USA, Inc., for 541,000 doses of Neupogen® and $37 million to Sanofi-Aventis U.S., LLC for 66,000 doses of Leukine® (granulocyte-macrophage colony-stimulating factor). In October 2016, the U.S. government purchased an additional $37.6 million worth of Leukine® and peg-filgrastim, Neulasta®, from Amgen USA, Inc., for another $37.7 million. The U.S government also announced that it continues to work with Sanofi-Aventis to support the studies needed to request FDA approval of Leukine®. These purchases were made using funding and authority provided through the Project BioShield Act of 2004. Under the Project BioShield Act, the U.S. government supports the advanced development and procurement of new medical countermeasures - drugs, vaccines, diagnostics, and medical supplies - to protect health against chemical, biological, radiological and nuclear threats.
In addition to the colony-stimulating factors, we are aware of a number of companies also developing radiation countermeasures to treat the effects of ARS including: Aeolus Pharmaceuticals, Araim Pharmaceuticals, Inc., Cellerant Therapeutics, Inc., Humanetics Corporation, Neumedicines, Inc., Pluristem Therapeutics, Inc, RxBio, Inc., and Soligenix, Inc. Although their approaches to treatment of ARS are different, we compete with these companies for U.S. government development funding and may ultimately compete with them for U.S. and foreign government purchase and stockpiling of radiation countermeasures.
Additionally, our ability to sell to the government also can be influenced by competition from the products, such as Neupogen®, Neulasta®, and Leukine®, which were previously purchased by the U.S. government for the National Stockpile.
Entolimod Immuno-Oncology Program and Mobilan
Immunotherapies are major drivers of commercial growth in cancer therapy and constitute the primary competition for a potential immunotherapeutic agent like entolimod or Mobilan. Examples of marketed drugs in these categories include: pembrolizumab (Keytruda®) (Merck) indicated for advanced melanoma, metastatic non-small cell lung cancer ("NSCLC"), recurrent or metastatic head and neck squamous cell carcinoma, refractory classical Hodgkin lymphoma, and urothelial carcinoma; nivolumab (Opdivo®) (Bristol-Myers Squibb Company) for advanced melanoma and metastatic squamous NSCLC, hepatocellular carcinoma, head and neck squamous cell carcinoma , renal cell carcinoma, classical Hodgkin lymphoma, urothelial carcinoma, and high or mismatch repair deficient metastatic colorectal cancer; ipilimumab (Yervoy®) (Bristol-Myers Squibb) of unresectable or metastatic melanoma, and for non-muscle-invasive bladder cancer. These drugs may be appropriate combination partners for entolimod or Mobilan in the appropriate treatment settings. However, these drugs may also be competitors for the market share in the treatment of various tumor types.
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
MANUFACTURING
Our product candidates are biologics and small molecules that can be readily synthesized by processes that we have developed. We do not own or operate manufacturing facilities for the production of our product candidates for preclinical, clinical or commercial quantities. We rely on third-party manufacturers, and in most cases only one third party, SynCo Bio Partners B.V., to manufacture critical raw materials, drug substance and final drug product for our research, preclinical development and clinical trial activities. Commercial quantities of any drugs we seek to develop will have to be manufactured in facilities and by processes that comply with the FDA and other regulations, and we plan to rely on third parties to manufacture commercial quantities of products we successfully develop.
GOVERNMENT REGULATION
Government authorities in the U.S. and in other countries regulate the research, development, testing, manufacture, packaging, storage, record-keeping, promotion, advertising, distribution, marketing, quality control, labeling, and export and import of pharmaceutical products such as those that we are developing. We cannot provide assurance that any of our product candidates will prove to be safe or effective, will receive regulatory approvals, or will be successfully commercialized.
U.S. Drug Development Process

In the U.S., the FDA regulates drugs and drug testing under the Federal Food, Drug, and Cosmetic Act and in the case of biologics, also under the Public Health Service Act. Our product candidates must follow processes consistent with these legislations before they may be marketed in the U.S.:

•	preclinical laboratory and animal tests performed in compliance with current GLPs;

•	development of manufacturing processes which conform to current Good Manufacturing Practices ("GMPs");

•	submission and acceptance of an Investigational New Drug ("IND") application which must become effective before human clinical trials may begin;

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
Nonclinical testing. Nonclinical testing includes laboratory evaluation of a product candidate, its chemistry, formulation, safety and stability, as well as animal studies to assess the potential safety and efficacy of the product candidate. The conduct of the nonclinical tests must comply with federal regulations and requirements including cGMP and GLP. Prior to the initiation of GLP animal studies, including our pivotal studies for development of entolimod under the Animal Rule, an Institutional Animal Care and Use Committee ("IACUC") at each testing site must review and approve each study protocol and any amendments thereto.
We must submit to the FDA the results of nonclinical studies, which may include laboratory evaluations and animal studies, together with manufacturing information and analytical data, and the proposed clinical protocol for the first clinical trial of the drug as part of an IND. An IND is a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to the interstate shipment and administration of any new drug that is not the subject of an approved pre-EUA, NDA, or BLA. Nonclinical tests and studies can take several years to complete, and despite completion of those tests and studies, the FDA may not permit clinical testing to begin.
The IND process. The FDA requires a 30-day waiting period after the submission of an IND application before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period or at any time thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a "clinical hold" that may affect one or more specific studies or all studies conducted under the IND. In the case of a clinical hold, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials placed on hold can begin or continue. The IND application process may be extremely costly and could substantially delay development of our products. Moreover, positive results of preclinical animal tests do not necessarily indicate positive results in clinical trials.
Prior to the initiation of each clinical study, the corresponding clinical protocol must be submitted to the IND and to an independent Institutional Review Board ("IRB") at each medical site proposing to conduct the clinical trial. The IRB must review and approve each study protocol, and any amendments thereto, and study subjects must sign an informed consent. Protocols include, among other things, the objectives of the study, dosing procedures, subject selection, and exclusion criteria and the parameters to be used to monitor patient safety. Progress reports of work performed in support of IND studies must be submitted at least annually to the FDA. Reports of serious, unexpected, and related adverse events must be submitted to the FDA and the investigators in a timely manner.
Clinical trials. Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1: The drug is introduced into healthy human subjects or patients with advanced disease (in the case of certain inherently toxic products for severe or life-threatening diseases such as cancer) and tested for safety, dosage tolerance, absorption, distribution, metabolism, and excretion;

•
Phase 2: Involves studies in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage; and

•
Phase 3: Clinical trials are undertaken to further evaluate dosage, clinical efficacy, and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product and provide, if appropriate, an adequate basis for product labeling.

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
Manufacturing and post-marketing requirements. If approved, a pharmaceutical may only be marketed in the dosage forms and for the indications approved in the NDA or BLA, as applicable. Special requirements also apply to any samples that are distributed in accordance with the Prescription Drug Marketing Act. The manufacturers of approved products and their manufacturing facilities are subject to continual review and periodic inspections by the FDA and other authorities where applicable, and must comply with ongoing requirements, including the FDA’s GMP requirements. Once the FDA approves a product, a manufacturer must provide certain updated safety and efficacy information, submit copies of promotional materials to the FDA, and make certain other required reports. Product and labeling changes, as well as certain changes in a manufacturing process or facility or other post-approval changes, may necessitate additional FDA review and approval. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as untitled letters, warning letters, suspension of manufacturing, seizure of product, voluntary recall of a product, injunctive action or possible criminal or civil penalties. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval. Because we intend to contract with third parties for manufacturing of our products, our ability to control third party compliance with FDA requirements will be limited to contractual remedies and rights of inspection. Failure of third party manufacturers to comply with GMP or other FDA requirements applicable to our products may result in, among other things, total or partial suspension of production, failure of the government to grant approval for marketing, and withdrawal, suspension, or revocation of marketing approvals. With respect to post-market product advertising and promotion, the FDA imposes a number of complex regulations on entities that advertise and promote pharmaceuticals, which include, among others, standards for direct-to-consumer advertising, promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as "off-label use"), industry-sponsored scientific and educational activities, and promotional activities involving the Internet. Failure to comply with FDA requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.
The FDA’s policies may change, and additional government regulations may be enacted which could prevent or delay regulatory approval of our potential products. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.
Animal Rule
In 2002, the FDA amended its requirements applicable to BLAs/NDAs to permit the approval of certain drugs and biologics that are intended to reduce or prevent serious or life-threatening conditions based on evidence of safety from clinical trial(s) in healthy subjects and effectiveness from appropriate animal studies when human efficacy studies are not ethical or feasible. These regulations, which are known as the "Animal Rule", authorize the FDA to rely on animal studies to provide evidence of a product’s effectiveness under circumstances where there is a reasonably well-understood mechanism for the activity of the agent. Under these requirements, and with the FDA’s prior agreement, drugs used to reduce or prevent the toxicity of chemical, biological, radiological, or nuclear substances may be approved for use in humans based on evidence of effectiveness derived from appropriate animal studies and any additional supporting data. Products evaluated under this rule must demonstrate effectiveness through pivotal animal studies, which are generally equivalent in design and robustness to Phase 3 clinical studies. The animal study endpoint must be clearly related to the desired benefit in humans and the information obtained from animal studies must allow for selection of an effective dose in humans. Safety under this rule is established under preexisting requirements, including safety studies in both animals (toxicology) and humans. Products approved under the Animal Rule are subject to additional requirements including post-marketing study requirements, restrictions imposed on marketing or distribution and requirements to provide information to patients.
We intend to utilize the Animal Rule in seeking marketing approval for entolimod as a medical radiation countermeasure because we cannot ethically expose humans to lethal doses of radiation. Other countries may not at this time have established criteria for review and approval of these types of products outside their normal review process, i.e. there is no "Animal Rule" equivalent in countries other than the U.S., but some may have similar policy objectives in place for these product candidates. Given the nature of nuclear and radiological threats, we do not believe that the lack of established criteria for review and approval of these types of products in other countries will significantly inhibit us from pursuing sales of entolimod to foreign countries.
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
Emergency Use Authorization
The Commissioner of the FDA, under delegated authority from the Secretary of the U.S. Department of Health and Human Services ("DHHS"), may, under certain circumstances, issue an Emergency Use Authorization ("EUA"), that would permit the use of an unapproved drug product or unapproved use of an approved drug product. Before an EUA may be issued, the Secretary must declare an emergency based on one of the following grounds:

•
a determination by the Secretary of Department of Homeland Security that there is a domestic emergency, or a significant potential for a domestic emergency, involving a heightened risk of attack with a specified biological, chemical, radiological, or nuclear agent or agents;

•
a determination by the Secretary of the DoD that there is a military emergency, or a significant potential for a military emergency, involving a heightened risk to U.S. military forces of attack with a specified biological, chemical, radiological, or nuclear agent or agents; or

•
a determination by the Secretary of DHHS of a public health emergency that effects, or has the significant potential to effect, national security and that involves a specified biological, chemical, radiological, or nuclear agent or agents, or a specified disease or condition that may be attributable to such agent or agent.

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
We submitted a pre-EUA in 2015 in order to inform and expedite the FDA’s issuance of an EUA, should one become necessary in the event of an emergency. The FDA does not have review deadlines with respect to pre-EUA submissions. Additionally, there is no guarantee that the FDA will agree that entolimod meets the criteria for EUA, or, if they do agree, that such agreement by the FDA will lead to procurement by the U.S. or other governments or further development funding.
Public Readiness and Emergency Preparedness Act
The Public Readiness and Emergency Preparedness Act (the "PREP Act"), provides immunity for manufacturers from all claims under state or federal law for "loss" arising out of the administration or use of a "covered countermeasure." However, injured persons may still bring a suit for "willful misconduct" against the manufacturer under some circumstances. "Covered countermeasures" include security countermeasures and "qualified pandemic or epidemic products", including products intended to diagnose or treat pandemic or epidemic disease, such as pandemic vaccines, as well as treatments intended to address conditions caused by such products. For these immunities to apply, the Secretary of DHHS must issue a declaration in cases of public health emergency or "credible risk" of a future public health emergency. Since 2007, the Secretary of DHHS has issued nine declarations under the PREP Act to protect countermeasures that are necessary to prepare the nation for potential pandemics or epidemics from liability. We believe, in the event of an emergency, were the FDA to issue an EUA for entolimod, it would receive protection under the terms of the PREP Act.
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

Entolimod has also been granted Orphan Drug Designation in the E.U. As in the U.S., the E.U. may grant orphan drug status for specific indications if the request is made before an application for marketing authorization is made. The E.U. considers an orphan medicinal product to be one that affects less than five of every 10,000 people in the E.U. A company whose application for orphan drug designation in the E.U. is approved is eligible to receive, among other benefits, regulatory assistance in preparing the marketing application, protocol assistance and reduced application fees. Orphan drugs in the E.U. also enjoy economic and marketing benefits, including up to ten years of market exclusivity for the approved indication, unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan designated product.
Foreign Drug Development and Approval Regulation
In addition to regulations in the U.S., we are and will be subject to a variety of foreign regulations governing clinical trials and will be subject to a variety of foreign regulation governing commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary greatly from country to country. Other countries, at this time, do not have an equivalent to the Animal Rule and, as a result, do not have established criteria for review and approval of these types of products outside their normal review process, but some countries may have similar policy objectives in place for these product candidates.
European Drug Development and Approval Regulations. The EMA is an E.U. agency responsible for the evaluation of medical products. Like the FDA, the EMA mandates preclinical testing, three phases of clinical trials, and a final approval procedure as part of the drug development process. In the U.S., however, clinical trials and market approval are conducted under the FDA supervision and no authorizations can be obtained at the state level. In the E.U., clinical trials are initiated on a member state level and market authorization may follow a centralized, decentralized, or a mutual recognition pathway. The centralized pathway allows a candidate drug to be reviewed by the EMA and recommended to the European Commission for final approval. This pathway is mandatory for therapeutics treating specific conditions, such as cancer, HIV/ AIDS, diabetes, and rare diseases. In the decentralized procedure, applications for market authorization by the European Commission can be simultaneously requested from each member state. In the mutual recognition procedure, a drug is first evaluated by a single member state and the assessment may be used to obtain market authorization in another member state. This process is common for the approval of generic pharmaceuticals.
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
Market approval in the E.U. is further complicated by additional regulations adopted by some of the member states that ultimately determine which drug can actually be marketed in that specific state. For example, a drug approved by the EMA also needs approval from the Medicines and Healthcare Products Regulatory Agency in order to be marketed in the United Kingdom. In addition, the National Institute for Health and Care Excellence has to assess potential cost concerns to determine whether the same drug can be purchased by the National Health Service for patient use. Finally, the individual E.U. member states control sales and promotional activities of all pharmaceuticals. Consequently, the national regulatory authorities are responsible for regulating pharmaceutical advertising, which is instead less restrictive in the United States.
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

The principal statute that governs our activities in Russia is the Federal Law No. 61-FZ "On Medicine Circulation" of April 12, 2010 (as amended). This law regulates the research, development, testing, preclinical and clinical studies, state registration, quality control, manufacture, storage, transporting, export and import, licensing, advertisement, sale, transfer, utilization and destruction of medical products within Russia, among other things. All medical products must be registered in Russia and comply with stringent safety and quality controls and testing.
In addition, our activities are subject to a number of other Russian laws, regulations and orders relating to the drug development activities, taxation, corporate governance, employment and other areas. In particular, the incorporation, corporate governance, shareholders' rights, and contractual matters related to our Russian subsidiaries and joint ventures are governed by the Civil Code of the Russian Federation and the Federal Law No. 14-FZ "On Limited Liability Companies" of February 8, 1998 (as amended). In accordance with this legislation we must comply with certain shareholders’ and board of directors’ approval requirements, including those applicable to major and interested party transactions.
Also, pursuant to the Russian Labor Code, our Russian subsidiaries and joint ventures must enter into employment contracts with each employee, afford them at least 28 days paid vacation period, limit the working week to 40 hours per week and follow the code’s specific procedures in case of employment termination.
EMPLOYEES
As of February 12, 2018, CBLI and its consolidated subsidiaries had 19 employees, 13 of whom are located in the U.S. and 6 of whom are located outside of the U.S. Of these employees, 12 were employed on a full-time basis and 7 were employed on a part-time basis.
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
Since our inception, most of our resources have been dedicated to preclinical and clinical research and development ("xR&D") of our product candidates. In particular, we are currently developing several product candidates, each of which will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future in the development of these product candidates. These expenditures will include costs associated with preclinical and clinical R&D, obtaining regulatory approvals, product manufacturing, corporate administration, business development, and marketing and selling for approved products. In addition, other unanticipated costs may arise. As of December 31, 2017, our cash, cash equivalents, and short-term investments amounted to $8.8 million. We believe that our existing cash, cash equivalents, and marketable securities will allow us to fund our operating plan for at least 12 months beyond the filing date of this Annual Report on Form 10-K.
Because the outcome and timing of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts of capital necessary to successfully complete the development and commercialization of our product candidates. Our future capital requirements depend on many factors, including:

•	the number and characteristics of the product candidates we pursue;

•	the scope, progress, results, and costs of researching and developing our product candidates, and conducting pre-clinical and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the cost of commercialization activities for any of our product candidates that are approved for sale, including marketing, sales, and distribution costs;

•	the cost of manufacturing our product candidates and any products we successfully commercialize;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	the success of the pre-EUA submission we made with the FDA, the success of the MAA we made with the EMA, and any future submissions in the U.S., E.U., and other countries that we may make; and

•	the timing, receipt, and amount of sales of, or royalties on, our future products, if any.
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
We have incurred significant losses to date. We reported net losses of approximately $9.8 million and $2.6 million for the years ended December 31, 2017 and 2016, respectively. We expect significant losses to continue for the next few years as we spend substantial sums on the continued R&D of our proprietary product candidates, and there is no certainty that we will ever become profitable as a result of these expenditures. As a result of losses that will continue throughout our development stage, we may exhaust our financial resources and be unable to complete the development of our product candidates.
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

•
our ability to enter into favorable alliances with third-parties who can provide substantial capabilities in clinical development, manufacturing, regulatory affairs, sales, marketing, and distribution.

Even if we successfully develop and market our product candidates, we may not generate sufficient or sustainable revenue to achieve or sustain profitability.
Our ability to use our net operating loss carryforwards may be limited.
As of December 31, 2017, we had federal net operating loss carryforwards ("NOLs") of $139.7 million to offset future taxable income, which begin to expire if not utilized by 2023, and approximately $4.0 million of federal tax credit carryforwards which begin to expire if not utilized by 2024. The Company also has U.S. state net operating loss carryforwards of approximately $84.2 million, which begin to expire if not utilized by 2027 and state tax credit carryforwards of approximately $0.3 million, which begin to expire if not utilized by 2022.

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
Our product candidates range from ones currently in the research stage to ones currently in the clinical stage of development and all require further testing to determine their technical and commercial viability. Our success will depend on our ability to achieve scientific, clinical, and technological advances and to translate such advances into reliable, commercially competitive products in a timely manner. In addition, the success of our subsidiaries will depend on their ability to meet developmental milestones in a timely manner or to fulfill certain other development requirements under contractual agreements, which are prerequisites to their receipt of additional funding from their non-controlling interest holders or the government agency funding their R&D efforts. Products that we may develop are not likely to be commercially available for several years. The proposed development schedules for our products may be affected by a variety of factors, including, among others, technological difficulties, proprietary technology of others, the government approval process, the availability of funds, disagreements with the financial partners in our subsidiaries, and changes in government regulation, many of which will not be within our control. Any delay in the development, introduction or marketing of our products could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects and the unproven technology involved, we may not be able to successfully complete the development or marketing of any products.

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
Establishing strategic collaborations is difficult and time-consuming. Our discussion with potential collaborators may not lead to the establishment of collaborations on favorable terms, if at all. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory, or intellectual property position. Even if we successfully establish new collaborations, these relationships may never result in the successful development or commercialization of our product candidates or the generation of sales revenue. In addition, to the extent that we enter into collaborative arrangements, our drug revenues are likely to be lower than if we directly marketed and sold any drugs that we may develop.
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
As of December 31, 2017, we owned 67.57% of the equity interests in Panacela. Rusnano, a fund regulated by the Russian government, is a significant shareholder along with other minority shareholders. As such, we share ownership and management of Panacela with other parties who may not have the same goals, strategies, priorities or resources as we do.
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
If parties on whom we rely to manufacture our product candidates do not manufacture them in satisfactory quality, in a timely manner, in sufficient quantities, or at an acceptable cost, clinical development and commercialization of our product candidates could be delayed.
We do not own or operate manufacturing facilities. Consequently, we rely on third parties as sole suppliers of our product candidates. We do not expect to establish our own manufacturing facilities and we will continue to rely on third-party manufacturers to produce supplies for preclinical, clinical, and pivotal animal studies and for commercial quantities of any products or product candidates that we market or may supply to our collaborators. We also rely on third parties as sole providers of certain testing of our products. Our dependence on third parties for the manufacture and testing of our product candidates may adversely affect our ability to develop and commercialize any product candidates on a timely and competitive basis.

To date, our product candidates have only been manufactured in quantities sufficient for preclinical studies and initial clinical trials. We rely on a single contract organization, SynCo Bio Partners B.V., for production of each of our product candidates. For a variety of reasons, dependence on any single manufacturer may adversely affect our ability to develop and commercialize our product candidates in a timely and competitive manner. In addition, our current contractual arrangements alone may not be sufficient to guarantee that we will be able to procure the needed supplies as we complete clinical development and/or enter commercialization.
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

•
contract manufacturers might not be able or refuse to fulfill our commercial or clinical trial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market or clinical trial demands. For example, our current agreement with SynCo Bio Partners B.V. ("Synco") does not impose any obligation on Synco to reserve a minimum annual capacity for the production of entolimod, which could impair our ability to obtain product from them in a timely fashion;

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
The testing, marketing and manufacturing of any product for use in the U.S. and the E.U. will require approval from the FDA and the EMA, respectively. We cannot predict with any certainty the amount of time necessary to obtain FDA approval and whether any such approval will ultimately be granted. Obtaining approval for products requires manufacturing the product and testing in animals and human subjects of substances whose effects on humans are not fully understood or documented. The manufacturing processes for our product candidates are not yet fully developed and identifying a reproducible process may prove difficult. Additionally, preclinical studies, animal efficacy studies, or clinical trials may reveal that one or more products are ineffective or unsafe, in which event, further development of such products could be seriously delayed, terminated or rendered more expensive.
In addition, we expect to rely on the FDA Animal Rule to obtain approval for entolimod’s biodefense indication in the U.S. The Animal Rule permits the use of animal efficacy studies together with human clinical safety trials to support an application for marketing approval of products when human efficacy studies are neither ethical nor feasible. These regulations have limited prior use and we have limited experience in the application of these rules to the product candidates that we are developing. Additionally, we submitted an application with the FDA for pre-EUA in 2015, so that entolimod may be used in an emergency situation. We cannot guarantee that the FDA will review the data submitted in a timely manner, or that the FDA will accept the data when reviewed. The FDA may decide that our data are insufficient for pre-EUA or BLA approval and require additional preclinical, clinical, or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products. If we are not successful in completing the development, licensure, and commercialization of entolimod for its biodefense indication, or if we are significantly delayed in doing so, our business will be materially harmed.
Delays in obtaining FDA, EMA, or any other necessary regulatory approvals of any proposed product or the failure to receive such approvals would have an adverse effect on our ability to develop such product, the product’s potential commercial success and/or on our business, prospects, financial condition and results of operations.
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
We have obtained a "Fast Track" designation from the FDA for entolimod’s biodefense indication. However, we may not experience a faster development process, review, or approval compared to conventional FDA procedures. The FDA may withdraw our Fast Track designation if the FDA believes that the designation is no longer supported by data from our clinical or pivotal development program. Our Fast Track designation does not guarantee that we will qualify for or be able to take advantage of the FDA’s expedited review procedures or that any application that we may submit to the FDA for regulatory approval will be accepted for filing or ultimately approved.
The pre-EUA submission we made to the FDA in 2015 may not be successful and, even if such submission is successful, it may not accelerate BLA approval of entolimod or result in any purchase by the U.S. government for this product.
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
The FDA may decide not to accept the data or may decide that our data are insufficient for pre-EUA. The FDA may require additional Chemistry, Manufacturing, and Controls ("CMC"), preclinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products. For example, in 2016, the FDA asked the Company to establish the comparability of an older formulation of entolimod that had been used for preclinical and clinical studies and a newer to-be-marked formulation. The FDA requested that we perform a side-by-side analytical comparability study and then an in vivo study in NHP to establish bio-comparability between the two entolimod drug formulations. The FDA indicated that further review of the pre-EUA dossier would not proceed until these bio-comparability data have been evaluated by the Agency. There can be no guarantee that we will reach a satisfactory agreement in a timely manner, or at all, or that the FDA will not request any additional information related to our preclinical, clinical or manufacturing programs. Additionally, an authorization of our pre-EUA submission will not guarantee, and may not accelerate, BLA approval of entolimod as a radiation countermeasure.
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
The MAA we made to the EMA in 2017 may not be successful and, even if approved, it may not result in any purchase by any governments in the E.U. for this product.
In 2017, we submitted a MAA to the EMA for use of entolimod as a medical radiation countermeasure in the European Union. The associated pediatric investigational plan passed its compliance check and our application was validated by the EMA. The MAA is now undergoing agency review and there can be no assurance that approval will be granted in a timely manner or at all. The EMA may decide not to accept the data. The EMA may require additional CMC, preclinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products. Further, even if our MAA is approved, there is no guarantee that such approval will lead to procurement by any governments in the E.U. or any additional development funding as it is possible that E.U. governments may not be interested in our product or our proposed terms of sale for any number of reasons including, but not limited to, lack of available funding, potential lack of government co-sponsorship of our MAA, perceptions about the safety and effectiveness of entolimod, the storage requirements for entolimod or one of our competitors also having its MAA approved for its product. If we are not successful in partnering entolimod or completing the development, licensure, and commercialization of entolimod for its biodefense indication use, or if we are significantly delayed in doing so, our business may be materially harmed.
Even if our drug candidates obtain regulatory approval, we will be subject to ongoing government regulation.
Even if our drug candidates obtain regulatory approval, our products will be subject to continuing regulation by international health authorities, including record-keeping requirements, submitting periodic reports, reporting of any adverse experiences with the product and complying with Risk Evaluation and Mitigation Strategies and drug sampling and distribution requirements. In addition, updated safety and efficacy information must be maintained and provided to the authorities. We or our collaborative partners, if any, must comply with requirements concerning advertising and promotional labeling, including the prohibition against promoting non-approved or "off-label" indications or products. Failure to comply with these requirements could result in significant enforcement action by the international health authorities, including warning letters, orders to pull the promotional materials and substantial fines.
After the approval of a product, the discovery of problems with a product or its class, or the failure to comply with requirements may result in restrictions on a product, manufacturer or holder of an approved marketing application. These include withdrawal or recall of the product from the market or other voluntary or regulatory agency-initiated action that could delay or prevent further marketing. Newly discovered or developed safety or effectiveness data, including from other products in a therapeutic class, may require changes to a product’s approved labeling, including the addition of new warnings and contraindications. Also, the FDA and other international health authorities are likely to require post-market clinical testing of products approved under the Animal Rule or similar regulations at the time of a declared emergency and may require post-market clinical testing of other products. They may also require surveillance to monitor the product’s safety or efficacy to evaluate long-term effects. It is also possible that rare but serious adverse events not seen in our drug candidates may be identified after marketing approval. This could result in withdrawal of our product from the market.
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
In September 2015, we announced the grant of two awards from DoD, totaling approximately $15.8 million for advanced development of entolimod as a medical radiation countermeasure. In October 2016, we further announced that DoD modified the original statement of work for the JWMRP contract by eliminating certain tasks no longer deemed critical for the preparation of the BLA and established new tasks to address the formulation questions raised by the FDA during the review of the pre-EUA dossier such that the aggregate amount payable to CBLI was unaffected. In September 2017, the DoD further modified the contract by extending its term to 2019 on a no-cost basis. These awards will be earned as the contracted development work is performed over a three to five year period. For the years ended December 31, 2017 and 2016, we received 69.0%, and 35.4% of our revenues from the U.S. government; and, 0.0%, and 46.9% of our revenues from the Russian government, respectively.
These revenues have funded some of our operating costs and expenses and the two above-referenced DoD awards are expected to similarly fund some of our operating costs and expenses in the future. However, we will continue to incur substantial additional costs to fund our operations for which we may apply for other sources of government funding. If we do submit proposals for new grants or contracts, the review of such proposals and ultimate funding of an award may take significant time. Contract and grant awards are subject to a significant amount of uncertainty, including, but not limited to, successful negotiation and availability of funds. In addition, in our experience, contracts from Russian government entities require matching funds and posting of performance guarantees. Therefore, we expect that our acceptance of new contracts or grants from Russian government entities will also be subject to our ability to provide matching funds and to post performance guarantees.
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
We periodically submit applications for funding of various research studies of our product candidates to the U.S. and other governments. There is no guarantee that any proposals that we plan to submit will be funded even if we receive positive reviews of such proposals as funding by the government is highly competitive and limited to the availability of funds. Failure to receive funding from U.S. and other government sources for the development of our product candidates could impair our ability to fund the development programs for our product candidates and thus could result in delays in development, or even stopping of development, of certain indications for our product candidates.
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
Based on the results of these audits, the U.S. government may adjust our contract-related costs and fees, which have already been paid to us, including allocated indirect costs. In addition, if an audit or review uncovers any improper or illegal activity, we may be subject to civil and criminal penalties and administrative sanctions, including termination of our contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us. In addition, under U.S. government purchasing regulations, some of our costs, including most financing costs, amortization of intangible assets, portions of our R&D costs, and some marketing expenses, may not be reimbursable or allowed under our contracts. Further, as a U.S. government contractor, we may become subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits, and other legal actions and liabilities to which purely private sector companies are not.
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
We also rely on a combination of trade secrets, know-how, technology and nondisclosure and other contractual agreements and technical measures to protect our rights in the technology. However, trade secrets are difficult to protect and we rely on third parties to develop our products and thus must share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees, and consultants prior to beginning research or disclosing proprietary information. These agreements will typically restrict the ability of our collaborators, advisors, employees, and consultants to publish data potentially relating to our trade secrets. Our academic collaborators typically have rights to publish data, provided that we are notified in advance and may delay publication for a specified time in order to secure our intellectual property rights arising from the collaboration. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of these agreements, independent development or publication of information including our trade secrets in cases where we do not have proprietary or otherwise protected rights at the time of publication. If any trade secret, know-how or other technology not protected by a patent or intellectual property right were disclosed to, or independently developed by, a competitor, our business, financial condition and results of operations could be materially adversely affected.
Risks Relating to our Industry and Other External Factors
The biopharmaceutical market in which we compete is highly competitive.
The biopharmaceutical industry is characterized by rapid and significant technological change. Our success will depend on our ability to develop and apply our technologies in the design and development of our product candidates and to establish and maintain a market for our product candidates. In addition, there are many companies, both public and private, including major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions engaged in developing pharmaceutical and biotechnology products. Many of these companies have substantially greater financial, technical, research and development resources, and human resources than us. Competitors may develop products or other technologies that are more effective than those that are being developed by us or may obtain FDA or other governmental approvals for products more rapidly than us. If we commence commercial sales of products, we still must compete in the manufacturing and marketing of such products, areas in which we have no experience.
Our growth could be limited if we are unable to attract and retain key personnel and consultants.
Our success depends, in large part, on our ability to identify, hire, integrate, retain, and motivate qualified executive officers and other key employees throughout all areas of our business. We greatly depend on the efforts of our executive officers to manage our operations. In addition, we utilize highly skilled personnel in operating and supporting our business, as we have limited experience in filing and prosecuting regulatory applications to obtain marketing approval from the FDA or other regulatory authorities. The loss of services of one or more members of our management, key employees or consultants could have a negative impact on our business or our ability to expand our research, development and clinical programs. Furthermore, we may be unable to attract and retain additional qualified executive officers and key employees as needed in the future. We currently do not maintain directors and officers liability insurance, which may make it more difficult for us to retain and attract talented and skilled directors and officers to serve our Company.
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
We are required to comply with the U.S. Foreign Corrupt Practices Act ("FCPA"), which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Furthermore, foreign jurisdictions in which we operate may have laws that are similar to the FCPA to which we are or may become subject. This may place us at a significant competitive disadvantage. Corruption, extortion, bribery, pay-offs, theft, and other fraudulent practices may occur from time to time in the foreign markets where we conduct business. Although we inform our personnel that such practices are illegal, we can make no assurance that our employees or other agents will not engage in illegal conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.
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
BioLab 612 and Panacela Labs, LLC, which is the wholly-owned subsidiary of Panacela, conduct business, including clinical trials, in Russia through Russian legal entities. Also, Rusnano is a Russian joint-stock company created as a private equity and venture capital vehicle by the government of Russia. BioLab 612 owns the Russian intellectual property rights for entolimod’s medical applications and CBLB612. Panacela Labs, LLC owns the worldwide rights to Mobilan. Rusnano has certain shareholder rights which could block our ability to execute strategic transactions such as an asset sale or licensing arrangement. All clinical development activity conducted by these Russian entities was funded by grants from MPT. As such, any political, economic, or governmental instability in Russia could impact future funding, if any, by MPT, our access to trial data and our access to intellectual property for out-licensing purposes.
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
Political and economic relations between Russia and the U.S., two of the jurisdictions in which we operate, are complex. Recent situations involving Ukraine, Crimea, Iran, Syria, and alleged cyberespionage by the Russian government against the U.S. Democratic National Committee and in connection with the 2016 U.S. presidential election, along with the response of the governments of Russia, the U.S., member states of the E.U., the E.U. itself and other nations, have the potential to materially adversely affect our operations in Russia through a variety of situations. In particular, due to Russia’s recent military intervention in Ukraine, the United States, Canada and the E.U. have imposed sanctions against Russian officials, certain Russian companies and individuals. These sanctions were designed to affect various elements of Russia’s economy, with a particular focus on defense companies, individuals identified by the U.S. Department of State as being in the "inner circle" of the current Russian president, banks and energy companies. Russia has responded with certain countermeasures, including limiting the import of certain goods from the U.S. and other countries.
There can be no assurance that such sanctions will not be expanded more broadly to impact a greater variety of actors in the Russian economy. If the U.S. government significantly broadens the scope of sanctions against Russia to impose further political and economic costs, and/or the Russian government responds with further countersanctions, the operation of our direct and indirect Russian subsidiaries, BioLab 612 and Panacela Labs, LLC, which perform clinical development work under grants received from the MPT and have development or other intellectual property rights to certain of our drug candidates, may be materially and adversely affected. Furthermore, because our company is majority-owned by an investor with ties to Russia, and several Russian citizens and residents serve on our board of directors, our ability to secure and maintain contracts with the U.S. Department of Defense and other U.S. government agencies or departments, from which we received 69.0% and 35.4% of our revenues for the years ended December 31, 2017 and 2016, respectively, may become more difficult, which could cause a material adverse impact on our business, prospects, results of operation, and financial condition.
Emerging markets, such as Russia, are subject to greater risks than more developed markets and financial turmoil in Russia could disrupt our business.
Investors in emerging markets, such as Russia, should be aware that these markets are subject to greater risks than more developed markets, including significant economic risks. For example, the Russian economy has periodically experienced high rates of inflation. According to The World Bank, the annual inflation rate in Russia, as measured by the consumer price index, was 15.5% in 2015, 7.1% in 2016 and 3.7% in 2017. Periods of higher inflation may slow economic growth. Inflation also is likely to increase some of our costs and expenses including the costs for our Russian subsidiaries to conduct business operations, including any outsourced product testing costs.
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
The legal framework in Russia is still under development and large portions of this framework have only recently become operational. The relatively recent enactment of many laws and the lack of consensus about the aims, scope, content, and pace of economic and political reforms have resulted in ambiguities, inconsistencies, and anomalies in the Russian legal system. The enforceability and underlying constitutionality of more recently enacted laws are in doubt, and many new laws remain untested.
As a result, its legal system can be characterized by: inconsistencies between and among laws and governmental, ministerial, and local regulations, orders, decisions, resolutions, and other acts; gaps in the regulatory structure resulting from the delay in adoption or absence of implementing regulations; selective enforcement of laws or regulations, sometimes in ways that have been perceived as being motivated by political or financial considerations; limited judicial and administrative guidance on interpreting legislation; relatively limited experience of judges and courts in interpreting recent commercial legislation; a perceived lack of judicial and prosecutorial independence from political, social and commercial forces; inadequate court system resources; a high degree of discretion on the part of the judiciary and governmental authorities; and underdeveloped bankruptcy procedures that are subject to abuse.

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
The untested nature of much of recent legislation in Russia and the rapid evolution of its legal system may result in ambiguities, inconsistencies, and anomalies in the application and interpretation of laws and regulations. Any of these factors may affect our ability to enforce our rights under our contracts or to defend ourselves against claims by others, or result in our being subject to unpredictable requirements. These uncertainties also extend to property rights and the expropriation or nationalization of any of our entities, their assets or portions thereof, potentially without adequate compensation, could materially adversely affect our business, financial condition and results of operations.
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
There have been significant changes to the taxation system in Russia in recent years as the authorities have gradually replaced legislation regulating the application of major taxes such as corporate income tax, value added tax, corporate property tax, and other taxes with new legislation. Effective January 1, 2015, the Russian tax law was amended as part of the government’s "deoffshorization" policy to, among other things, introduce a concept analogous to that of controlled foreign corporations found in other jurisdictions.
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
In 2006, the Supreme State Commercial (Arbitrazh) Court of Russia issued a ruling that introduced the concept of an "unjustified tax benefit," which is a benefit that may be disallowed for tax purposes. Specific examples cited by the court include benefits obtained under transactions lacking a business purpose (i.e., when the only purpose of a deal or structure is to derive tax benefits). The tax authorities have actively sought to apply this concept when challenging tax positions taken by taxpayers. Although the intention of the ruling was to combat tax abuse, in practice there is no assurance that the tax authorities will not seek to apply this concept in a broader sense than may have been intended by the court. In addition, the tax authorities and the courts have indicated a willingness to interpret broadly the application of criminal responsibility for tax violations.
Russian transfer pricing laws allow the Russian tax authorities to make transfer pricing adjustments and impose additional tax liabilities with respect to "controlled" transactions (except for those conducted at state regulated prices and tariffs). The list of "controlled" transactions under the transfer pricing legislation includes transactions performed with related parties and certain types of cross-border transactions. Special transfer pricing rules apply to transactions with securities and derivatives only if they fall in the scope of "controlled transactions". The burden of proving market prices rests with the taxpayer.

The Russian Federation is actively involved in discussing measures against tax evasion by the use of low tax jurisdictions and aggressive tax planning structures. In this regard, the following rules and concepts in the Russian Tax Code may affect our business in Russia:

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
As none of the relevant terms are defined, tax authorities may have broad discretion to argue that a taxpayer has "obstructed", "hindered," or "created insurmountable obstacles" with respect to an inspection and may ultimately seek to review and possibly to apply penalties beyond the three-year term. Further, there is no guarantee that the tax authorities will not review compliance with applicable tax law beyond the three-year limitation period. Tax audits may result in additional costs if the relevant authorities conclude that the BioLab 612, Panacela Labs, LLC, or both did not satisfy their tax obligations in any given year. The outcome of these audits may result in significant fines, penalties and enforcement measures which may have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
Government authorities have a high degree of discretion in Russia and have at times exercised their discretion selectively or arbitrarily, without hearing or prior notice, and sometimes in a manner that is perceived to be influenced, or may be influenced, by political or commercial considerations. The government also has the power, in certain circumstances, to interfere with the performance of, nullify, or terminate contracts. Selective or arbitrary actions have included withdrawal of licenses, sudden and unexpected tax audits, criminal prosecutions and civil actions. Federal and local government entities have also used common defects in documentation as pretexts for court claims and other demands to invalidate and/or to void transactions, apparently for political purposes. We cannot assure you that regulators, judicial authorities or third parties will not challenge our compliance with applicable laws, decrees and regulations in Russia. Selective or arbitrary government action could have a material adverse effect on our business and on the value of our common stock.

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
Russia may depart from its international obligations in exceptional circumstances
In July 2015 the Constitutional Court of the Russian Federation issued a resolution which introduced a mechanism for Russian state bodies to avoid enforcement of decisions of the European Court of Human Rights ("ECHR") in cases where such enforcement would contradict the Constitution of the Russian Federation.
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
BioLab 612 and Panacela Labs, LLC were organized under the laws of Russia. Certain provisions of Russian law may allow a court to order the liquidation of a locally organized legal entity on the basis of its formal noncompliance with certain requirements during formation, reorganization, or during its operations. Additionally, Russian corporate law allows the government to liquidate a company if its net assets fall below a certain threshold. Similarly, there have also been cases in Russia in which formal deficiencies in the establishment process of a legal entity or noncompliance with provisions of law have been used by courts as a basis for liquidation of a legal entity. Weaknesses in the legal systems of Russia create an uncertain legal environment, which makes the decisions of a court or a governmental authority difficult, if not impossible, to predict. If involuntary liquidation of either of the aforementioned entities were to occur, such liquidation could materially adversely affect our financial condition and results of operations.
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
As of the date of this filing, Mr. David Davidovich, a venture capital investor, beneficially owns or controls approximately 57.3% of the voting power of our outstanding common stock. As a result of his ability to control a majority of the voting power of our outstanding common stock, Mr. Davidovich has the ability to control all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. Additionally, we granted Mr. Davidovich contractual rights to choose a majority of the directors nominated for election by our Board. Mr. Davidovich may have interests that are different from those of other stockholders and may vote in a way with which other stockholders disagree and that may be adverse to other stockholders’ interests. Moreover, this concentration of share ownership makes it impossible for other stockholders to replace directors and management without the consent of Mr. Davidovich. In addition, this significant concentration of share ownership may adversely affect the price at which prospective buyers are willing to pay for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders and may have the effect of delaying, preventing, or deterring a change of control of the Company and could deprive our stockholders of an opportunity to receive a premium for their company stock as part of a sale of the Company. Additionally, our corporate structure, including the ownership of Mobilan in Panacela, may deter third parties from entering into collaboration and licensing arrangements with us.
We are a "controlled company" within the meaning of the NASDAQ rules and, as a result, qualify for and rely upon exemptions from certain corporate governance requirements. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to such requirements.
Because Mr. Davidovich holds common stock that represents a majority of the voting power of our outstanding common stock, we may be considered a "controlled company" within the meaning of the NASDAQ corporate governance standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, group, or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including the requirements that:

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
The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 1, 2016 through December 31, 2017, the market price of our common stock, which is listed on the NASDAQ Capital Market, fluctuated from a high of $5.55 per share in the second quarter of 2017 to a low of $1.22 in the fourth quarter of 2016. The listing of our common stock on the NASDAQ Capital Market does not assure that a meaningful, consistent, and liquid trading market will exist, and in recent years, the market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility in addition to volatility caused by the occurrence of industry and company specific events. Factors that could cause fluctuations include, but are not limited to, the following:

•	our progress in developing and commercializing our products;

•	price and volume fluctuations in the overall stock market from time to time;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our stock;

•	departures of key personnel;

•	changes in the regulatory status of our product candidates, including results of our preclinical studies and clinical trials;

•	status of contract and funding negotiations relating to our product candidates;

•	events affecting our collaborators;

•	events affecting our competitors;

•	announcements of new products or technologies, commercial relationships or other events by us or our competitors;

•	regulatory developments in the U.S. and other countries;

•	failure of our common stock to be listed or quoted on the NASDAQ Capital Market, another national market system, or any national stock exchange;

•	changes in accounting principles; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.
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
We are currently authorized to issue 25,000,000 shares of common stock and 1,000,000 shares of preferred stock. As of this filing, 11,279,834 shares of our common stock were issued and outstanding, we had outstanding warrants to purchase 710,174 shares of our common stock at an average exercise price of $8.95 per share, and options to purchase 211,487 shares of our common stock at an average exercise price of $36.94 per share. To the extent we issue shares of common stock or our outstanding options and warrants are exercised, holders of our common stock will experience dilution.
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

Moreover, our board of directors is authorized to issue preferred stock without any action on the part of our stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any such preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over our common stock with respect to dividends or if we liquidate, dissolve, or wind up our business and other terms. If we issue additional shares of preferred stock in the future that have preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the market price of our common stock could decrease. Additionally, the conversion of any preferred stock issued in the future into our common stock could result in significant dilution to the holders of our common stock.
The eventual public resale by certain of our significant stockholders could have a negative effect on the trading price of our common stock.
In July 2015, we issued an aggregate of 6,716,163 shares of our Company’s common stock to Mr. Davidovich and Rusnano. The issuances of these shares were not registered under the Securities Act of 1933, and the shares are only able to be resold pursuant to a separate registration statement or an applicable exemption from registration (under both federal and state securities laws). Contractual restrictions prohibiting Mr. Davidovich from selling his shares have expired and pursuant to the terms of registration rights agreements entered into between the Company and each of Mr. Davidovich and Rusnano, we have filed a registration statement on Form S-3 with the SEC to register the public offer and resale of the shares held by these stockholders. The registration statement has been declared effective by the SEC and Mr. Davidovich and Rusnano are each able to freely sell some or all of their shares of our Company’s common stock. If all or a substantial portion of these shares are resold into the public markets under such registration statement or otherwise, such transactions may cause a decline in the trading price of our common stock.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Description of Properties
Our corporate headquarters is located at 73 High Street, Buffalo, New York 14203. We have approximately 32,000 square feet of laboratory and office space under a twelve-year lease through June of 2019 with successive two-year renewals, of which approximately 9,685 square feet was subleased to various companies. The subleases covering the majority of the subleased space may be terminated by either party upon 30 days written notice to the other party. This space serves as our corporate headquarters and U.S. corporate headquarters for Panacela. In addition, we have approximately 736 square feet under lease outside of the U.S. expiring at varying times through 2018. We do not own any real property.
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
While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters as of December 31, 2017, that in the opinion of management might have a material adverse effect on our financial position, results of operations, or cash flows, or that are required to be disclosed under the rules of the SEC.

Item 4. Mine Safety Disclosure
None.

PART II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
STOCK EXCHANGE LISTING
Our common stock trades on The NASDAQ Capital Market under the symbol "CBLI." We have not paid dividends on our common stock. We currently intend to retain all future income for use in the operation of our business and for future stock repurchases and, therefore, we have no plans to pay cash dividends on our common stock at this time.
STOCK PRICES
The following table sets forth the range of high and low sale prices on The NASDAQ Capital Market, for each quarter during 2017 and 2016. On March 5, 2018, the last reported sale price of our common stock was $3.60 per share.

2017	High	Low
First Quarter	$2.06	$1.35
Second Quarter	5.55	1.42
Third Quarter	3.69	2.32
Fourth Quarter	4.25	2.24
2016
First Quarter	$4.00	$2.42
Second Quarter	3.30	1.92
Third Quarter	3.25	1.55
Fourth Quarter	1.96	1.22
STOCKHOLDERS
As of March 5, 2018, there were approximately 29 stockholders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
DIVIDENDS
We have never declared or paid any cash dividends on our capital stock. We currently intend to use the net proceeds from any offerings of our securities and our future earnings, if any, to finance the further development and expansion of our business and do not intend or expect to pay cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness, and plans for expansion and restrictions imposed by lenders, if any.
UNREGISTERED SALE OF SECURITIES
We did not sell any equity securities during the fiscal year ended December 31, 2017 in transactions that were not registered under the Securities Act.
ISSUER PURCHASES OF EQUITY SECURITIES
We made no repurchases of our securities during the year ended December 31, 2017.

Item 6: Selected Financial Data
Not required for smaller reporting company filers.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
We are an innovative biopharmaceutical company developing novel approaches to activate the immune system and address serious medical needs. Our proprietary platform of Toll-like immune receptor activators has applications in mitigation of radiation injury and immuno-oncology. We combine our proven scientific expertise and our depth of knowledge about our products’ mechanisms of action into a passion for developing drugs to save lives. Our most advanced product candidate is entolimod, an immune-stimulatory agent, which we are developing as a radiation countermeasure and an immunotherapy for oncology and other indications. During the two years ended December 31, 2017, we conducted business in the U.S. and Russia through two subsidiaries, one of which is wholly owned, BioLab 612; one of which is owned in collaboration with a financial partner, Panacela. In addition, we conducted business with a former subsidiary, Incuron, which will pay us a 2% royalty on future commercialization, licensing, or sale of certain technology we sold to Incuron. See Item 1, "Business" for more information on our product candidates and our strategic partnerships.
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
On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, income taxes, stock-based compensation, investments, and in-process R&D. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates.
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.
Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectability is reasonably assured, contractual obligations have been satisfied and title and risk of loss have been transferred to the customer. We generate our revenue from two different types of contractual arrangements: (i) cost-reimbursable grants and contracts and (ii) fixed-price grants and contracts. Costs consist primarily of actual internal labor charges, subcontractor and material costs incurred, plus an allocation of fringe benefits, overhead and general and administrative expenses ("G&A"), and applicable fees, if any, based on the terms of the contract.
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
As of December 31, 2017, we held approximately $1.0 million in accrued expenses classified as Level 3 securities for warrants to purchase common stock.
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
Research and Development Expenses
R&D costs are expensed as incurred. Advance payments are deferred and expensed as performance occurs. R&D costs include the cost of our personnel consisting of salaries, incentive and stock-based compensation, out-of-pocket preclinical and clinical trial costs usually associated with CROs, drug product manufacturing and formulation, and a pro-rata share of facilities expense and other overhead items.
General and Administrative Expenses
G&A functions include executive management, finance and administration, government affairs and regulations, corporate development, human resources, legal, and compliance. The specific costs include the cost of our personnel consisting of salaries, incentive and stock-based compensation, out-of-pocket costs usually associated with attorneys (both corporate and intellectual property), bankers, accountants and other advisors, and a pro-rata share of facilities expense and other overhead items.
Other Income and Expenses
Other recurring income and expenses primarily consists of interest income on our investments, changes in the market value of our derivative financial instruments, gains and losses on disposal of fixed assets, and foreign currency transaction gains or losses.
YEAR ENDED DECEMBER 31, 2017 COMPARED TO YEAR ENDED DECEMBER 31, 2016
Revenue
Revenue decreased from $3.5 million for the year ended December 31, 2016 to $1.9 million for the year ended December 31, 2017, representing a decrease of $1.6 million, or 45%, primarily due to the completion of our grants from the MPT at December 31, 2016, which resulted in a revenue reduction of $1.7 million. Revenue from the DoD under the JWMRP contract for continued preclinical development along with other drug manufacturing activities increased $0.1 million during 2017 and should continue to increase in 2018 as the in-progress contracted research activities to compare the historical drug formulation used in prior preclinical and clinical studies versus the to-be-marketed drug product lots of entolimod submitted for approval under CBLI's application for pre-EUA are expected to be completed. Revenue from both the JWMRP contract and the PRMRP grant is expected to increase as a result of the commencement of contracted tasks critical for the preparation of a BLA of entolimod as a MRC. Service revenue from Incuron is expected to continue into 2018 in an amount similar to 2017.
Since these revenue sources are cost reimbursable in nature, variances in these activities, period to period, are directly aligned with variances in the underlying costs of service. Differences in our revenue sources, by program, between the years are set forth in the following table:

		Year Ended December 31,
Funding Source	Program	2017	Percent of Total	2016	Percent of Total	Variance
DoD	JWMRP Contract	$1,337,392	68.6%	$1,198,247	34.1%	$139,145
DoD	PRMRP Grant	5,075	0.3%	49,077	1.4%	(44,002)
DoD	DTRA Contract	1,886	0.1%	—	—%	1,886
MPT(1)	CBLB612	—	—%	304,485	8.7%	(304,485)
MPT(1)	Entolimod oncology	—	—%	734,194	20.9%	(734,194)
Incuron	Service Contracts	604,009	31.0%	622,360	17.7%	(18,351)
		1,948,362	100.0%	2,908,363	82.7%	(960,001)
MPT(1)	Mobilan	—	—%	610,039	17.3%	(610,039)
		$1,948,362	100.0%	$3,518,402	100.0%	$(1,570,040)

(1)	The contracts received from Russian government entities are denominated in Russian rubles. The revenue above was calculated using average exchange rates for the periods presented.
We anticipate our revenue over the next year will continue to be derived primarily from government grants and contracts and service contracts from Incuron. The following table sets forth information regarding our currently active grant contracts as of December 31, 2017:

Funding source	Program	Total award value	Funded award value	Cumulative revenue recognized	Funded backlog	Unfunded backlog
DoD	JWMRP Contract	$9,226,455	$9,226,455	$2,728,855	$6,497,600	$—
DoD	PRMRP Grant	6,573,992	6,573,992	74,326	6,499,666	—
MPT(1)	CBLB612	3,342,247	3,342,247	3,342,247	—	—
MPT(1)	Entolimod oncology	3,035,575	3,035,575	3,035,575	—	—
		22,178,269	22,178,269	9,181,003	12,997,266	—
MPT(1)	Mobilan	3,207,585	3,207,585	3,207,585	—	—
		$25,385,854	$25,385,854	$12,388,588	$12,997,266	$—

(1)	The contract values above are calculated based on the cumulative revenue recognized to date plus our backlog valued at the December 31, 2017 exchange rate for Russian ruble denominated values.
Research and Development Expenses
R&D expenses decreased from $6.50 million for the year ended December 31, 2016 to $5.05 million for the year ended December 31, 2017, representing a decrease of $1.45 million, or 22%. Variances in individual development programs are noted in the table below. Significant reductions include the $1.4 million reduction of funds spent on Entolimod for oncology indication due to the completion of a clinical study of the safety and tolerability of entolimod as a neo-adjuvant therapy in treatment-naive patients with primary colorectal cancer, the $0.46 million reduction in spending related to CBLB612 due to the completion of a clinical study in patients with breast cancer receiving doxorubicin-cyclophosphamide chemotherapy, and the $0.25 million reduction in Panacela product candidate spending due to the completion of the active recruitment stage of the ongoing clinical studies with Mobilan. These reductions were partially offset by increased expenses on Entolimod 's biodefense indication for continued preclinical development along with other drug manufacturing activities associated with our JWMRP contract and expenses associated with our regulatory efforts with the EMA to prepare a pediatric investigational plan and other activities in support of filing a MAA with EMA. We expect that costs associated with entolimod's biodefense indication to significantly increase in 2018 as activity associated with our DoD contract and regulatory efforts with the EMA and FDA will continue to ramp up. Curaxins expenditures are expected to increase as ongoing clinical trials will continue to enroll in 2018. Panacela product candidates are expected to decrease as we complete ongoing clinical trials in 2018. CBLB612 and entolimod for oncology indication expenditures are expected to decrease while we evaluate clinical and preclinical study data to determine further development plans which optimize shareholder value.

	Year Ended December 31,
	2017	2016	Variance
Entolimod's biodefense indication	$3,971,447	$3,328,865	$642,582
CBLB612	25,611	484,238	(458,627)
Entolimod's oncology indications	310,655	1,716,542	(1,405,887)
	4,307,713	5,529,645	(1,221,932)
Curaxins	492,992	466,684	26,308
Panacela product candidates	247,718	499,793	(252,075)
Total research & development expenses	$5,048,423	$6,496,122	$(1,447,699)
General and Administrative Expenses
G&A expenses decreased from $3.4 million for the year ended December 31, 2016 to $2.5 million for the year ended December 31, 2017, representing a decrease of $0.9 million, or 26.0%. These reductions consisted primarily of a reduction of $0.4 million in compensation expense due to fewer personnel, a reduction of $0.2 million in fees incurred in relation to the treasury stock repurchase in 2016, and a reduction of $0.2 million in other operating expenses primarily related to the reduction in the idle facility reserve as a result of the passage of time and ability to sublet additional space at higher rates.
Other Income and Expenses
Other income and expense decreased from $3.8 million of other income for the year ended December 31, 2016 to other expense of $4.2 million for the year ended December 31, 2017, representing an expense increase of $8.0 million or 213%. This expense increase was primarily related to a $7.5 million variance related to our warrant liability, and a $0.4 million variance in our foreign currency exchange gains and losses.
Liquidity and Capital Resources
We incurred net losses of $160.4 million from our inception through December 31, 2017. Historically, we have not generated, and do not expect to generate revenue from sales of product candidates in the immediate future. Since our founding in 2003, we have funded our operations through a variety of means:

•
From inception through December 31, 2017, we have raised $144.7 million of net equity capital, including amounts received from the exercise of options and warrants. We have also received $7.3 million in net proceeds from the issuance of long-term debt instruments;

•
DoD and the Biomedical Advanced Research and Development Authority (within the Office of the Assistant Secretary for Preparedness and Response in the U.S. Department of Health and Human Services) have funded grants and contracts totaling $60.4 million for the development of entolimod for its biodefense indication;

•
The Russian Federation has funded a series of contracts totaling $17.3 million, based on the exchange rates in effect on the date of funding. These contracts include requirements for us to contribute matching funds, which we have satisfied or expect to satisfy with both the value of developed intellectual property at the time of award, incurred development expenses and future expenses;

•	We have been awarded $4.0 million in grants and contracts not described above, all of which has been recognized at December 31, 2017;

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

We have incurred cumulative net losses and expect to incur additional losses related to our R&D activities. We do not have commercial products and have limited capital resources. As of December 31, 2017 we had $8.8 million in cash, cash equivalents and short-term investments which, along with the active government contracts described above, are expected to fund our projected operating requirements and allow us to fund our operating plan, in each case, for at least 12 months beyond the filing date of this Annual Report on Form 10-K. However, until we are able to commercialize our product candidates at a level that covers our cash expenses, we will need to raise substantial additional capital, which we may be unable to raise in sufficient amounts, when needed and at acceptable terms. Our plans with regard to these matters may include seeking additional capital through debt or equity financing in public or private transactions, the sale or license of drug candidates, or obtaining additional research funding from the U.S. or Russian governments. There can be no assurance that we will be able to obtain future financing on acceptable terms, or that we can obtain additional government financing for our operations. If we are unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.
Operating Activities
The following table provides information regarding our cash flows for the years ended December 31, 2017 and 2016:

	For the year ended December 31,
	2017	2016	Variance
Net cash used in operating activities	$(6,611,459)	$(5,039,639)	$(1,571,820)
Net cash provided by investing activities	3,887,891	5,673,013	(1,785,122)
Net cash provided by financing activities	—	539,998	(539,998)
Effect of exchange rate change on cash and equivalents	52,300	(189,980)	242,280
Increase (decrease) in cash and cash equivalents	(2,671,268)	983,392	(3,654,660)
Cash and cash equivalents at beginning of period	6,901,816	5,918,424	983,392
Cash and cash equivalents at end of period	$4,230,548	$6,901,816	$(2,671,268)
Operating Activities
Net cash used in operations increased by $1.6 million to $6.6 million for the year ended December 31, 2017 from $5.0 million for the year ended December 31, 2016. Net cash used in operating activities for the period ending December 31, 2017 consisted of a reported net loss of $9.8 million, which was partially offset by $4.4 million of net non-cash operating activities, and further decreased by $1.2 million due to changes in operating assets and liabilities. The $4.4 million of net non-cash operating activities consisted principally of changes in the valuation of our warrant liability. Of the net $1.2 million change in operating assets and liabilities, $0.2 million was due to a net increase in accounts receivable, and $1.0 million was due to a net decrease in accrued expenses and accounts payable due to a reduction in clinical studies supported by completed MPT contracts and CMC activities associated with the DoD contract. Net cash used in operating activities for the period ending December 31, 2016 consisted of reported net loss of $2.6 million, which was further decreased by $3.2 million of net non-cash operating activities, and partially offset by a $0.8 million net increase due to changes in operating assets and liabilities. The net non-cash operating activities of $3.2 million consisted principally of changes in the valuation of our warrant liability and gains from equipment sales. Of the net $0.8 million change in operating assets and liabilities, $0.5 million was due to a net decrease in accounts receivable and other current assets due to a decrease in our MPT contracts and amortization of prepaid insurance, and $0.3 million was due to a net increase in accrued expenses and accounts payable primarily due to expense increases associated with clinical studies that were supported by completed MPT contracts, preclinical and other drug manufacturing activities, partially offset by reductions in personnel and outside professional fees.
Investing Activities
Net cash provided by investing activities decreased by $1.8 million to $3.9 million for the year ended December 31, 2017 from $5.7 million for the year ended December 31, 2016. The net cash provided by investing activities for the year ended December 31, 2017 consisted primarily of the net maturities of short-term investments. The net cash provided by investing activities for the year ended December 31, 2016 consisted primarily of net maturities of short-term investments amounting to $5.5 million, and $0.2 million proceeds from the sale of equipment.

Financing Activities
Cash provided by financing activities decreased by $0.5 million to $0.0 million for the year ended December 31, 2017 from $0.5 million for the year ended December 31, 2016. Net cash provided by financing activities for the year ended December 31, 2016 consisted of the sale of $0.5 million in treasury stock.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements at December 31, 2017.
Item 7A: Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting company filers.

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Cleveland BioLabs, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cleveland BioLabs, Inc. and Subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows, for each of the years in the two-year period ended December 31, 2017, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Meaden & Moore, Ltd.

MEADEN & MOORE, Ltd.

We have served as the Company’s auditor since 2005.

Cleveland, Ohio
March 6, 2018

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$4,230,548	$6,901,816
Short-term investments	4,561,357	8,343,657
Accounts receivable	554,468	352,700
Other current assets	233,617	289,768
Total current assets	9,579,990	15,887,941
Equipment, net	18,588	37,376
Other long-term assets	30,684	30,553
Total assets	$9,629,262	$15,955,870
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$201,396	$336,435
Accrued expenses	970,547	1,823,235
Accrued warrant liability	1,041,455	949,419
Total current liabilities	2,213,398	3,109,089
Non-current liabilities	7,494	—
Commitments and contingencies	—	—
Total liabilities	2,220,892	3,109,089
Stockholders’ equity:
Preferred stock, $.005 par value; 1,000,000 and 10,000,000 shares authorized as of December 31, 2017 and December 31, 2016, respectively, 0 shares issued and outstanding as of December 31, 2017 and December 31, 2016	—	—
Common stock, $.005 par value; 25,000,000 and 160,000,000 shares authorized as of December 31, 2017 and December 31, 2016, respectively, 11,279,834 and 10,987,166 shares issued and outstanding as of December 30, 2017 and December 31, 2016, respectively	56,395	54,932
Additional paid-in capital	163,106,400	158,773,753
Other comprehensive loss	(516,457)	(564,559)
Accumulated deficit	(160,446,612)	(150,740,156)
Total Cleveland BioLabs, Inc. stockholders’ equity	2,199,726	7,523,970
Noncontrolling interest in stockholders’ equity	5,208,644	5,322,811
Total stockholders’ equity	7,408,370	12,846,781
Total liabilities and stockholders’ equity	$9,629,262	$15,955,870
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2017	2016
Revenues:
Grants and contracts	$1,948,362	$3,518,402
Operating expenses:
Research and development	5,048,423	6,496,122
General and administrative	2,500,749	3,378,130
Total operating expenses	7,549,172	9,874,252
Loss from operations	(5,600,810)	(6,355,850)
Other income (expense):
Interest and other income	197,766	263,653
Foreign exchange gain (loss)	(13,482)	362,140
Gain on investment provision	—	40,517
Change in value of warrant liability	(4,426,146)	3,099,481
Total other income (expense)	(4,241,862)	3,765,791
Net loss	(9,842,672)	(2,590,059)
Net loss (gain) attributable to noncontrolling interests	136,216	(68,806)
Net loss attributable to Cleveland BioLabs, Inc.	$(9,706,456)	$(2,658,865)
Net loss available to common stockholders per share of common stock, basic and diluted	$(0.87)	$(0.24)
Weighted average number of shares used in calculating net loss per share, basic and diluted	11,192,435	10,987,166
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2017	2016
Net loss including noncontrolling interests	$(9,842,672)	$(2,590,059)
Other comprehensive income (loss):
Unrealized gain on short-term investments	362	3,904
Foreign currency translation adjustment	69,789	(158,537)
Comprehensive loss including noncontrolling interests	(9,772,521)	(2,744,692)
Comprehensive loss (gain) attributable to noncontrolling interests	114,167	(63,448)
Comprehensive loss attributable to Cleveland BioLabs, Inc.	$(9,658,354)	$(2,808,140)
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(9,842,672)	$(2,590,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,081	63,456
Unrealized currency gain on short-term investments	(54,551)	(43,931)
Gain on equipment disposal	(6,727)	(180,901)
Investment loss provision	—	43,524
Non-cash compensation	—	13,623
Change in value of warrant liability	4,426,146	(3,099,481)
Changes in operating assets and liabilities:
Accounts receivable	(201,768)	300,762
Other current assets	57,325	174,717
Other long-term assets	—	(3,736)
Accounts payable	(138,578)	124,006
Deferred revenue	2,285	(12,929)
Accrued expenses	(874,000)	171,310
Net cash used in operating activities	(6,611,459)	(5,039,639)
Cash flows from investing activities:
Purchase of short-term investments	(8,631,685)	(17,225,557)
Sale of short-term investments	12,515,024	22,712,480
Proceeds from sale of equipment	8,956	198,914
Purchase of equipment	(4,404)	(10,249)
Decrease in restricted cash	—	(2,575)
Net cash provided by investing activities	3,887,891	5,673,013
Cash flows from financing activities:
Net proceeds from sale of treasury stock	—	539,998
Net cash provided by financing activities	—	539,998
Effect of exchange rate change on cash and equivalents	52,300	(189,980)
Increase (decrease) in cash and cash equivalents	(2,671,268)	983,392
Cash and cash equivalents at beginning of period	6,901,816	5,918,424
Cash and cash equivalents at end of period	$4,230,548	$6,901,816
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—
Supplemental schedule of non-cash financing activities:
Cashless exercise of warrants	$4,334,110	$—
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	10,987,166	$54,932	158,900	$(544,853)	$158,764,985
Stock based compensation	—	—	—	—	13,623
Sale of treasury stock	—	—	(158,900)	544,853	(4,855)
Increased ownership of Panacela Labs, Inc.	—	—	—	—	—
Net income (loss)	—	—	—	—	—
Unrealized gain on short-term investments	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at December 31, 2016	10,987,166	54,932	—	—	158,773,753
Exercise of warrants	292,688	1,463	—	—	4,332,647
Net loss	—	—	—	—	—
Unrealized gain on short-term investments	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at December 31, 2017	11,279,854	$56,395	—	$—	$163,106,400

	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total

Balance at December 31, 2015	$(408,051)	$(147,978,831)	$5,149,670	$15,037,852
Stock based compensation	—	—	—	13,623
Sale of treasury stock	—	—	—	539,998
Increased ownership of Panacela Labs, Inc.	(7,233)	(102,460)	109,693	—
Net income (loss)	—	(2,658,865)	68,806	(2,590,059)
Unrealized gain on short-term investments	3,904	—	—	3,904
Foreign currency translation	(153,179)	—	(5,358)	(158,537)
Balance at December 31, 2016	(564,559)	(150,740,156)	5,322,811	12,846,781
Exercise of warrants	—	—	—	4,334,110
Net loss	—	(9,706,456)	(136,216)	(9,842,672)
Unrealized gain on short-term investments	362	—	—	362
Foreign currency translation	47,740	—	22,049	69,789
Balance at December 31, 2017	$(516,457)	$(160,446,612)	$5,208,644	$7,408,370
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Cleveland BioLabs, Inc. ("CBLI" or the "Company") is an innovative biopharmaceutical company developing novel approaches to activate the immune system and address serious medical needs. Our proprietary platform of Toll-like immune receptor ("TLR") activators has applications in radiation protection and immuno-oncology. We combine our proven scientific expertise and our depth of knowledge about our products’ mechanisms of action into a passion for developing drugs to save lives. Our most advanced product candidate is entolimod, an immune-stimulatory agent, which we are developing as a medical radiation countermeasure and an immunotherapy for oncology and other indications.
CBLI was incorporated in Delaware in June 2003 and is headquartered in Buffalo, New York. CBLI conducts business in the United States ("U.S.") and in the Russian Federation ("Russia") through two subsidiaries: one wholly owned subsidiary, BioLab 612, LLC ("BioLab 612"), which began operations in 2012; and Panacela Labs, Inc. ("Panacela"), which was formed by us and Joint Stock Company RUSNANO ("Rusnano"), our financial partner in the venture, in 2011. Unless otherwise noted, references to the "Company," "we," "us" and "our" refer to Cleveland BioLabs, Inc. together with its subsidiaries.
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
Cash and Cash Equivalents
Of the $4.2 million and $6.9 million of cash and cash equivalents at December 31, 2017 and December 31, 2016, respectively, $3.6 million and $2.4 million, respectively, consisted of highly liquid investments with maturities of 90 days or less when purchased. These investments consist of investments in money market funds with commercial banks and financial institutions. As of December 31, 2017, $114,500 of the Company’s cash and cash equivalents were held in Russian banks, of which $111,600 was denominated in rubles with the remaining $2,900 denominated in U.S. dollars.
Short-Term Investments
The Company’s short-term investments are classified as available for sale and held to maturity. Short-term investments consisted of United States Treasury securities in the amount of $3.6 million which were owned by CBLI and had maturities of less than 12 months. Accordingly, these investments are carried at fair market value. In addition, $1.0 million in certificates of deposit with maturity dates beyond three months and less than one year, and owned by Panacela, are also included. These investments are classified as held to maturity given the intent and ability to hold the investments to maturity. Accordingly, these investments are carried at amortized cost. Unrealized gains and losses on available for-sale investments are reported as Other Comprehensive Loss, a separate component of stockholders’ equity. Realized gains and losses, and interest and dividends on available-for-sale securities are recorded in our Consolidated Statement of Operations as Interest and Other Income (Expense). The cost of securities sold is based on the specific identification method.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to a significant concentration of credit risk primarily consist of cash and cash equivalents and short-term investments. The Company maintains cash balances with financial institutions in excess of insured limits.

As of December 31, 2017, the Company held 3% of its cash and cash equivalents in accounts located outside of the United States.
As of February 14, 2018, the Dollar:Russian Ruble exchange rate increased from 57.6002 to 57.7701, resulting in a decrease of $(0.3) thousand to the Company’s cash and cash equivalents as compared to December 31, 2017.
Significant Customers and Accounts Receivable
The following table presents our revenue by customer, on a proportional basis, for the periods indicated:

	Years ended December 31,
	2017	2016	Variance
U.S. Department of Defense	69.0%	35.4%	33.6%
Russian government agencies	—%	46.9%	(46.9)%
Incuron, LLC	31.0%	17.7%	13.3%
	100.0%	100.0%	—%
Although the Company anticipates ongoing contract and grant revenue from these customers, there is no guarantee that these revenue streams will continue in the future.
The Company extends unsecured credit to its government customers under normal trade agreements and contracted terms, which generally require payment within 30 days. Accounts receivable consist of amounts due under contracts and grants from these customers, along with amounts receivable under subleases at our Buffalo, New York office facility. There were allowances for doubtful accounts of $0.2 million and $0.2 million at December 31, 2017 and December 31, 2016, respectively, pertaining to accounts receivable from our subleases.
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
Intellectual Property
Costs related to filing and pursuing patent applications are recognized as general and administrative expenses as incurred, since the recoverability of such expenditures is uncertain. Upon marketability approval by the U.S. Food and Drug Administration ("FDA"), or a respective foreign regulatory governing body, such costs will be capitalized and depreciated over the expected life of the related patent.
Deferred Revenue

Deferred revenue represents cash received under grants and contracts in excess of the revenue recognizable through the end of the respective financial reporting period. The revenue associated with these advances will be recognized in future periods as the applicable costs are incurred.
Accrued Warrant Liability
Certain warrants are accounted for as derivative instruments in accordance with the Financial Accounting Standards Board Accounting Standards Codification (the "Codification") on derivatives and hedging as the warrant holders, under certain change of control situations, could require settlement in cash. As such, the warrants were initially recorded as liabilities based on their fair values on the date of issuance. Subsequent changes in the value of the warrants are recorded in the Statements of Operations as "Change in value of warrant liability."
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
Other Comprehensive Income/(Loss)
The Company applies the Codification on comprehensive income (loss) that requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The following table presents the changes in accumulated other comprehensive loss for the year ended December 31, 2017.

	Unrealized gain (loss) on available-for-sale securities	Gains and losses on foreign exchange translations	Total
Beginning balance	$(2,286)	$(562,273)	$(564,559)
Other comprehensive income (loss) before reclassifications	362	47,740	48,102
Ending balance	$(1,924)	$(514,533)	$(516,457)

Revenue Recognition
The Company generates grant and contract revenue from two different types of contractual arrangements: cost reimbursable grants and contracts, and fixed-price grants and contracts. Costs consist primarily of internal labor charges, subcontractors and materials, as well as an allocation of fringe benefits, overhead and general and administrative expenses, based on the terms of the contract. Under cost reimbursable grants and contracts, revenue is recognized during the period that the associated research and development costs are incurred. Under fixed-price grants and contracts, revenue is recognized using the percentage-of-completion method. The assumptions and estimates used in determination of the percentage-of-completion are developed in coordination with the principal investigator performing the work.
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

Accounting for Stock-Based Compensation
The 2006 Equity Incentive Plan, as amended (the "Plan"), authorizes CBLI to grant (i) options to purchase common stock, (ii) restricted or unrestricted stock units, and (iii) stock appreciation rights, so long as the exercise or grant price of each are at least equal to the fair market value of the stock on the date of grant. At the 2015 annual meeting of stockholders, an amendment to increase the maximum number of shares of common stock reserved for issuance under the Plan was approved, and as of December 31, 2017, an aggregate of 650,000 shares of common stock were authorized for issuance under the Plan, of which a total of approximately 309,689 shares of common stock remained available for future awards. A single participant cannot be awarded more than 100,000 shares annually. Awards granted under the Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term and number of shares) under the Plan are specified in an award document, and approved by the CBLI board of directors.
The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. No options were granted during the years ended December 31, 2017 and 2016.
In June 2013, CBLI’s stockholders approved the 2013 Employee Stock Purchase Plan ("ESPP"), which provides a means by which eligible employees of CBLI, and certain designated related corporations, may be given an opportunity to purchase shares of CBLI common stock. As of December 31, 2017, there were 425,000 shares of common stock reserved for purchase under the ESPP. The number of shares reserved for purchase under the ESPP increases on January 1 of each calendar year by the lesser of (i) 10% of the total number of shares of common stock outstanding on December 31 of the preceding year, or (ii) 100,000 shares of common stock. The ESPP allows employees to use up to 15% of their compensation, up to $25,000 per year, to purchase shares of common stock at an amount equal to 85% of the fair market value of the our common stock on the offering date or the purchase date, whichever is less.
Income taxes
No income tax expense was recorded for the years ended December 31, 2017 and 2016, as the Company did not have taxable income for any of the years presented. A full valuation allowance has been recorded against the Company’s net deferred tax asset.
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
The Company has excluded the following outstanding warrants and options from the calculation of diluted net loss per share because all such securities were antidilutive for the periods presented:

	As of December 31,
Common Equivalent Securities	2017	2016
Warrants	710,174	2,148,741
Options	211,487	233,367
Total	921,661	2,382,108
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
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-

of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-18 on its consolidated financial statements.
In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients" ("ASU 2016-12"). The amendments in ASU 2016-12 affect the guidance in ASU 2014-09 by clarifying certain specific aspects of the guidance, including assessment of collectability, treatment of sales taxes and contract modifications, and providing certain technical corrections. The pronouncement has the same effective date as ASU 2014-09, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the impact of ASU 2016-12 on its consolidated financial statements. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" ("ASU 2016-10") related to identifying performance obligations and licensing. ASU 2016-10 is meant to clarify the guidance in FASB ASU 2014-09. Specifically, ASU 2016-10 addresses an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. The pronouncement has the same effective date as ASU 2014-09. The Company is currently evaluating the impact of ASU 2016-10 on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 affects entities that issue share-based payment awards to their employees. ASU 2016-09 is designed to simplify several aspects of accounting for share-based payment award transactions which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and for interim periods thereafter. The Company adopted this pronouncement for the year ended December 31, 2016.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 will require organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 will be effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated balance sheets and related disclosures.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company’s fiscal year beginning January 1, 2018. The expected adoption method of ASU 2016-01 is being evaluated by the Company and the adoption is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.
In May 2014, the FASB issued Accounting Standards Update ("ASU 2014-9"), "Revenue from Contracts with Customers," which updates the principles for recognizing revenue. ASU 2014-9 also amends the required disclosures of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-9 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date" ("ASU 2015-14") which defers the effective date of ASU 2014-09 by one year. ASU 2014-9 is now effective for annual reporting periods after December 15, 2017 including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.
In August 2014, the FASB issued ASU 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" ("ASU 2014-15"), which requires that an entity’s management evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods beginning after December 15, 2016 and for interim periods thereafter. The Company adopted this pronouncement during the year ended December 31, 2016.

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016:

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$551,088	$—	$—	$551,088
Short-term investments	3,606,499	954,858	—	4,561,357
Total assets	$4,157,587	$954,858	$—	$5,112,445
Liabilities:
Accrued warrant liability	$—	$—	$1,041,455	$1,041,455
	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$2,436,589	$—	$—	$2,436,589
Short-term investments	7,487,365	856,292	—	8,343,657
Total assets	$9,923,954	$856,292	$—	$10,780,246
Liabilities:
Accrued warrant liability	$—	$—	$949,419	$949,419
Total liabilities	$—	$—	$949,419	$949,419
The Company has certain warrants that could require settlement in cash if a fundamental transaction occurs, as defined in the respective agreements. These agreements specify the amount due to warrant holders is based on the Black-Scholes pricing model.
The following are the assumptions used to measure the accrued warrant liability at December 31, 2017 and 2016:

"Risk-free interest rate" means the range of U.S. Treasury rates with a term that most closely resembles the expected life of the option as of the date the option is granted.

"Expected dividend yield" means the anticipated dividend return for an investor over the expected life. For the Company, this amount is zero as it is not anticipated that dividends will be paid for the foreseeable future.

"Expected life" means the period of time that options granted are expected to remain outstanding, based wholly on the use of the simplified (safe harbor) method. The simplified method is used because the Company does not yet have adequate historical exercise information to estimate the expected life the options granted.

"Expected volatility" means a measure of the amount by which a financial variable, such as share price, has fluctuated (historical volatility) or is expected to fluctuate (implied volatility) during a period. Expected volatility is based on the Company’s historical volatility and incorporates the volatility of the common stock of comparable companies when the expected life of the option exceeds the Company’s trading history.

	December 31,
	2017	2016
Stock Price	$4.01	$1.42
Exercise Price	$ 3.00 - 24.40	$ 3.00 - 60.00
Term in years	0.25 - 3.60	0.17 - 4.60
Volatility	71.48 - 139.58%	52.88 - 96.36%
Annual rate of quarterly dividends	0%	0%
Discount rate- bond equivalent yield	0.44 - 2.05%	.15 - 1.84%

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 fair value measurement of the accrued warrant liability for the years ended December 31, 2017 and 2016:

Year Ended December 31, 2017
Beginning Balance	$949,419
Total (gains) or losses, realized and unrealized, included in earnings (1)	4,426,146
Settlements	(4,334,110)
Balance at, December 31, 2017	$1,041,455
Year Ended December 31, 2016
Beginning Balance	$4,048,900
Total (gains) or losses, realized and unrealized, included in earnings (1)	(3,099,481)
Balance at, December 31, 2016	$949,419

(1)	Unrealized gains or losses related to the accrued warrant liability were included as change in value of accrued warrant liability.
Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis. As of December 31, 2017 and 2016, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.
The Company considers the accrued warrant liability measurement to be Level 3 because some of the inputs into the measurements are neither directly or indirectly observable. The following table summarizes the unobservable inputs into the fair value measurements:

	December 31, 2017
Description	Fair Value	Valuation Technique	Unobservable Input	Range in years
Accrued warrant liability	$1,041,455	Black-scholes pricing model	Expected term	0.25 - 3.60
Management believes the value of the accrued warrant liability is more sensitive to changes in the Company’s stock price at the end of the respective reporting period as opposed to changes in the expected term. At December 31, 2017, a 10% increase in the expected term of the Company’s warrants measured using the Black-Scholes pricing model would increase the warrant liability by approximately 2%, while a 10% decrease in the expected term would decrease the warrant liability by approximately 2%. A 10% increase in the Company’s stock price would result in an increase in the accrued warrant liability of approximately 16%, while a 10% decrease in the stock price would decrease the warrant liability by approximately 16%.
The carrying amounts of the Company’s remaining financial instruments, which include cash, short-term investments, accounts receivable and accounts payable, approximate their fair values due to their short maturities.
4. Equipment
The following table summarizes the value of the Company’s equipment as of December 31, 2017 and 2016:

	As of December 31,
	2017	2016
Computer equipment	$208,943	$205,280
Lab equipment	554,880	575,793
Furniture	500,202	500,202
	1,264,025	1,281,275
Less accumulated depreciation	(1,245,437)	(1,243,899)
Equipment, net	$18,588	$37,376

5. Equity Awards
Warrants
In connection with sales of the Company's common stock and the issuance of debt instruments that have since been repaid, warrants were issued. The warrants expire between one and seven years from issuance from the date of grant, and are subject to the terms applicable in each agreement. The following table sets forth the changes in the number of warrants outstanding for the periods presented:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2015	2,222,155	$13.98
Forfeited, Canceled	(73,414)	100.00
Outstanding at December 31, 2016	2,148,741	11.04
Exercised	(1,181,235)	3.64
Forfeited, Canceled	(257,332)	50.76
Outstanding at December 31, 2017	710,174	8.95
During April 2017, warrant holders exercised 1,181,235 warrants for 292,668 shares of the Company's common stock through cashless exercise. The fair value of the warrants exercised was valued using the Black Scholes option pricing model based on the following assumptions:

Stock Price	$4.84
Exercise Price	$3.64
Term in years	4.29
Volatility	101.93%
Annual rate of quarterly dividends	0%
Discount rate- bond equivalent yield	1.65%
Equity Incentive Plan
The following is a summary of option award activity under the Plan for the year ended December 31, 2017:

	Year Ended December 31, 2017
	Total Stock Options Outstanding	Weighted Average Exercise Price per Share	Nonvested Stock Options	Weighted Average Grant Date Fair Value per Share
December 31, 2016	233,367	$41.98	—	$—
Granted	—	—	—	—
Vested	—	—	—	—
Exercised	—	—	—	—
Forfeited, Canceled	(21,880)	90.70	—	—
December 31, 2017	211,487	36.94	—	—
The following is a summary of outstanding stock options under the Plan as of December 31, 2017:

	Stock Options Outstanding	Vested Stock Options
Quantity	211,487	211,487
Weighted-average exercise price	$36.94	$36.94
Weighted Average Remaining Contractual Term (in Years)	5.26	5.26
Intrinsic value	$65,382	$—
For the years ended December 31, 2017 and 2016, the Company granted no stock options. For the years ended December 31, 2017 and 2016, the total fair value of options vested was $0, and $83,789, respectively. The total intrinsic value of options exercised for the years ended December 31, 2017 and 2016 was $0, and $0, respectively.
As of December 31, 2017, there was no total compensation cost not yet recognized related to unvested stock options.
6. Significant Alliances and Related Parties
Roswell Park Cancer Institute
The Company has entered into several agreements with Roswell Park Cancer Institute ("RPCI"), including: various sponsored research agreements, an exclusive license agreement and clinical trial agreements for the conduct of the Phase 1 entolimod oncology study and the Phase 1 CBL0137 intravenous administration study. Additionally, the Company’s Chief Scientific Officer, Dr. Andrei Gudkov, is the Senior Vice President of Basic Research at RPCI.
The Company incurred $55,299 and $635,187 in expense to RPCI related to research grants and agreements for the years ended December 31, 2017 and 2016, respectively. The Company had $8,391 and $91,928 included in accounts payable owed to RPCI at December 31, 2017 and 2016, respectively. In addition, the Company had $84,429 and $110,487 in accrued expenses payable to RPCI at December 31, 2017 and 2016, respectively.
The Cleveland Clinic
CBLI entered into an exclusive license agreement, or the License, with The Cleveland Clinic ("CCF"), pursuant to which CBLI was granted an exclusive license to The Cleveland Clinic’s research base underlying our therapeutic platform and certain product candidates in development by Panacela. CBLI has the primary responsibility to fund all newly developed patents; however, CCF retains ownership of those patents covered by the agreement. CBLI also agreed to use commercially diligent efforts to bring one or more products to market as soon as practical, consistent with sound and reasonable business practices and judgments. In consideration for the License, CBLI agreed to issue CCF common stock and make certain milestone, royalty and sublicense royalty payments. Milestone payments, which may be credited against future royalties, amounted to $0, and $0 for the years ended December 31, 2017 and 2016, respectively. No royalty or sublicense royalty payments were made to CCF during the two-year period ended December 31, 2017.

The Company also recognized $11,700, and $0 as research and development expense to CCF for the years ended December 31, 2017 and 2016, respectively. The Company had $11,700 and $0 included in accrued expenses payable at December 31, 2017 and 2016, respectively.
Buffalo BioLabs and Incuron

Our Chief Scientific Officer, Dr. Andrei Gudkov has business relationships with several entities with which we transact business, the most significant of which is Buffalo BioLabs ("BBL"), where Dr. Gudkov was a founder and currently serves as its Principal Scientific Adviser. Pursuant to a master services agreement we have with BBL, the Company recognized $197,900 and $730,164 as research and development expense payable to BBL for the years ended December 31, 2017 and 2016, respectively, and included $0 and $1,319 in accounts payable to BBL at December 31, 2017 and 2016, respectively. In addition, the Company had $13,889 and $23,500 in accrued expenses payable to BBL at December 31, 2017 and 2016, respectively. We also recognized $42,361 and $90,607 from BBL for sublease and other income for the years ended December 31, 2017 and 2016, respectively. Pursuant to our real estate sublease and equipment lease with BBL, we had gross and net accounts receivable of $202,151 and $0 from BBL at December 31, 2017 and gross and net accounts receivables of $209,853 and $7,702 from BBL at December 31, 2016, respectively.
Dr. Gudkov is also an uncompensated member of the board of directors for Incuron. Pursuant to master service and development agreements we have with Incuron, the Company performs various research, business development, clinical advisory, and management services. We recognized revenue of $604,010 and $622,360 from Incuron for the years ended December 31, 2017 and 2016, respectively. In addition, we also recognized $7,104 and $7,104 from Incuron for sublease and other income for the years ended December 31, 2017 and 2016, respectively. Pursuant to these agreements, we had gross accounts receivable of $158,651 and $70,659 at December 31, 2017 and 2016, respectively.
Exacte Labs, LLC
Our majority owned subsidiary's Chief Executive Officer also serves as the Chief Executive Officer of Exacte Labs, LLC a Contract Research Organization ("CRO") with which BioLab 612 transacted business during 2017. BioLab 612 incurred $14,447 in expense to Exacte Labs for the year ended December 31, 2017.

7. Income Taxes
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
Income (Loss) from continuing operations consists of the following:

	For the Year Ended December 31,
	2017	2016
US operations	$(9,315,082)	$(2,010,415)
Foreign operations	(527,590)	(579,644)
	$(9,842,672)	$(2,590,059)
The provision for income taxes charged to continuing operations is $0 for all periods presented.
Deferred tax assets (liabilities) were comprised of the following as of the periods presented below:

	As of December 31,
	2017	2016
Deferred tax assets:
Operating loss carryforwards	$34,427,000	$50,687,000
Accrued expenses	5,969,000	8,781,000
Tax credit carryforwards	3,864,000	3,747,000
Intellectual property	3,878,000	4,097,000
Equipment	150,000	283,000
Total deferred tax assets	48,288,000	67,595,000
Deferred tax liabilities:	—	—
Net deferred tax asset	48,288,000	67,595,000
Valuation allowance	(48,288,000)	(67,595,000)
	$—	$—
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to the pretax loss from continuing operations as a result of the following differences:

	For the Year Ended December 31,
	2017	2016
Tax at the U.S. statutory rate	$(3,347,000)	$(881,000)
Change in value of warrant liability	1,505,000	(1,054,000)
Valuation allowance	1,841,000	1,933,000
Other	1,000	2,000
	$—	$—
At December 31, 2017, the Company had U.S. federal net operating loss carryforwards of approximately $139.7 million, which begin to expire if not utilized by 2023, and approximately $4,046,000 of tax credit carryforwards which begin to expire if not utilized by 2024. The Company also has state net operating loss carryforwards of approximately $84.2 million, which begin to expire if not utilized by 2027 and state tax credit carryforwards of approximately $311,000, which begin to expire if not utilized by 2022. The purchase of 6,459,948 shares of common stock by Mr. Davidovich on July 9, 2015 resulted in Mr. Davidovich owning 60.2% of the Company, at that time. We therefore believe it highly likely that this transaction will be viewed by the U.S. Internal Revenue Service as a change of ownership as defined by Section 382 of the Internal Revenue Code. Consequently, our ability to utilize approximately $124.8 million of U.S. federal net operating loss carryforwards, $3.65 million of U.S. tax credit carryforwards, approximately $73.4 million of state net operating loss carryforwards, and $324,000 of state tax credit carryforwards, all of which occurred prior to July 9, 2015, are limited. As such, a significant portion of these carryforwards will likely expire before they can be utilized, even if the Company is able to generate taxable income that, except for this transaction, would have been sufficient to fully utilize these carryforwards.
The Company files U.S. federal income tax returns, along with various state and foreign income tax returns. All federal, state and foreign tax returns for the years ended December 31, 2016, 2015 and 2014 are still open for examination.
The following presents a roll-forward of the unrecognized tax benefits and the associated interest and penalties:

	Unrecognized Tax Benefits	Interest and Penalties
Balance at January 1, 2016	$468,000	$—
Prior year tax position	—	—
Current year tax position	—	—
Deferred tax position	14,000	—
Settlements with tax authorities	—	—
Expiration of the statute of limitations	—	—
Balance at December 31, 2016	482,000	—
Prior year tax position	—	—
Current year tax position	—	—
Deferred tax position	11,000	—
Settlements with tax authorities	—	—
Expiration of the statute of limitations	—	—
Balance at December 31, 2017	$493,000	$—
CBLI claimed New York State incentive tax credit refunds of $48,000 and $60,000 during 2017 and 2016, respectively. These refundable tax credits were based on the Company’s research and development activities, real estate tax payments, employment levels and equipment purchases. Since there is no state tax liability or refund of prior year tax payments, these refundable tax credits were recorded against operating expenses in the year of receipt, instead of being recorded as an income tax benefit.
The U.S. government enacted the Tax Cuts and Jobs Act (the "Tax Act") on December 22, 2017, which made several changes to U.S. tax laws that could have a significant impact on the Company. Most of these provisions are effective for tax years beginning after December 31, 2017, and include, but are not limited to, (1) a reduction in the corporate tax rate from 34% to 21%, (2) limitations on the utilization of operating loss carryforwards, (3) limitations on the utilization of interest deductions, (4) requiring a one-time transition tax on undistributed earnings of foreign subsidiaries, (5) elimination of U.S. taxes on dividends received from foreign subsidiaries, (6) implementing a base erosion tax, and (7) implementing a new provision designed to tax currently in the U.S. global intangible low-taxed income ("GILTI") of foreign subsidiaries.
U.S. GAAP requires the impact of tax legislation to be recorded in the period of enactment. Accordingly, the Company's deferred tax assets were reduced by approximately $21.5 million to reflect the lower tax rate that will apply going forward, however, there was no income tax expense given the existence of a full valuation allowance recorded against the deferred tax assets.
None of the Company's foreign subsidiaries have undistributed earnings, so there is no impact associated with the one-time transition tax. Going forward, a tax liability could exist under the new GILTI provisions, but that will not apply until the foreign subsidiaries begin to generate income. The timing and amount of income to be generated by the foreign subsidiaries, and the impact of the new GILTI provision is impossible to estimate at this time, and therefore, no impact has been recorded.

8. Employee Benefit Plan
CBLI maintains an active defined contribution retirement plan for its employees, referred to herein as the Benefit Plan. All employees satisfying certain service requirements are eligible to participate in the Benefit Plan. The Company makes matching cash contributions each payroll period, up to 4% of employees’ salaries. The Company’s expense relating to the Benefit Plan was $40,962, and $48,334 for the years ended December 31, 2017, and 2016, respectively.
9. Commitments and Contingencies
The Company has entered into various agreements with third parties and certain related parties in connection with the research and development activities of its existing product candidates as well as discovery efforts on potential new product candidates. These agreements include fixed obligations to sponsor research and development activities, make minimum royalty payments for licensed patents and pay additional amounts that may be required upon the achievement of scientific, regulatory and commercial milestones, including milestones such as the submission of an IND to the FDA and the first commercial sale of the Company’s products in various countries. As of December 31, 2017 the Company is uncertain as to whether any of these contingent events will become realized. There were no milestone payments or royalties on net sales accrued for any of these agreements as of December 31, 2017 and 2016.
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
As of December 31, 2017, the Company had unconditional purchase obligations totaling $405,920 for goods and services, substantially all of which the Company anticipates to incur during 2018.
Capital Lease
In December 2011, the Company entered into a capital lease for scientific equipment. The terms of the lease required an upfront payment and monthly payments once the lease term began in March 2012. Principal and interest payments under the capital lease obligation were $0, and $0 during the years ended December 31, 2017 and 2016, respectively. As of March 31, 2016, the equipment purchased pursuant to the capital lease was sold, which resulted in a one-time gain of $115,049 that was reported as Other Income in the Company's Consolidated Statement of Operations for the year ended December 31, 2016. At the time of the sale, the accumulated depreciation for the equipment was $62,111.
Operating Leases
The Company leases laboratory facilities and office facilities at various locations with expiration dates ranging from 2018 to 2019. The Company recognizes rent expense on a straight-line basis over the term of the related operating leases. For the years ended December 31, 2017 and 2016, total rent expense related to the Company’s operating leases was $401,455 and $388,355, respectively. In addition, the Company has subleased some of its facilities.
As of December 31, 2017, future minimum payments under operating leases are as follows:

2018	$386,429
2019	191,048
2020	—
Total minimum lease payments	$577,477

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A: Controls and Procedures
Effectiveness of Disclosure
Our management, with the participation of our Chief Executive Officer (performing the functions of the Company's principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), as of December 31, 2017. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer (performing the functions of the Company's principal executive officer and principal financial officer) concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer (performing the functions of the Company's principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer (performing the functions of the Company's principal executive officer and principal financial officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B: Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management and Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2018 Annual Meeting of Stockholders.
Item 11. Executive Compensation
The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Officer and Director Compensation" in our Proxy Statement for the 2018 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement for the 2018 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Certain Relationships and Related Person Transactions" and "Management and Corporate Governance" in our Proxy Statement for the 2018 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Independent Registered Public Accounting Firm" in our Proxy Statement for the 2018 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:

(1)	Financial Statements, included in Part II, Item 8. "Financial Statements and Supplementary Data":
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Operations for the years ended December 31, 2017 and 2016
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016
Consolidated Statement of Stockholders’ Equity as of December 31, 2017 and 2016
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:
None.

(3)	Index to Exhibits: The exhibits listed in the following Exhibit Index are filed with this report or, as noted, incorporated by reference herein.

Exhibit No.	Identification of Exhibit
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

3.5
Certificate of Amendment to Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on April 21, 2017 (incorporated by reference to Exhibit 3.5 to Form 10-Q for the period ended March 31, 2017, filed May 15, 2017.

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

3.8	Second Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 5, 2007).
3.9	Amendment to Second Amended and Restated By-Laws of Cleveland BioLabs, Inc. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 18, 2015).
4.0	Form of Common Stock Purchase Warrant (Series D Transaction) (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 30, 2009).
4.1	Form of Series F Warrants (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 21, 2011).
4.2
Warrant Agreement, dated September 30, 2013, between Cleveland BioLabs, Inc. and Hercules Technology II, L.P. (Incorporated by reference to Exhibit 4.2 to Form 10-Q for the period ended September 30, 2013, filed on November 8, 2013).

Exhibit No.	Identification of Exhibit
4.3.1	Form of Series A Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 15, 2014).
4.3.2
Amendment to Series A Common Stock Purchase Warrant, dated September 4, 2014, by and between Cleveland BioLabs, Inc.,Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (Incorporated by reference to Exhibit 4.1 and Exhibit 4.2 to Form 8-K filed on September 8, 2014).

4.4	Form of Series J Warrant Agreement (Incorporated by reference to Exhibit 4.1 Form 8-K filed on June 20, 2014).
4.5	Form of Series A Warrant to Purchase Common Stock, as amended to date (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on February 9, 2015).
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
10.7
Stock Subscription Agreement, dated as of December 18, 2015, between Cleveland BioLabs, Inc. and Open Joint Stock Company "Rusnano" (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 24, 2015).

10.8	Stock Subscription Agreement, dated as of December 18, 2015, between Panacela Labs, Inc. and Cleveland BioLabs, Inc. (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 24, 2015).
10.9
Stock Subscription Agreement, dated as of December 18, 2015, between Panacela Labs, Inc. and Open Joint Stock Company "Rusnano" (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on December 24, 2015).

10.10
Acknowledgement Agreement, dated as of December 18, 2015, among Cleveland BioLabs, Inc., Panacela Labs, Inc. and Open Joint Stock Company "Rusnano" (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on December 24, 2015).

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

Exhibit No.	Identification of Exhibit
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

10.22	Master Services Agreement, dated October 14, 2013, between Buffalo BioLabs, LLC and Cleveland BioLabs, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 18, 2013).
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

10.24†	Award/Contract W81XWH-15-C-0101 dated September 1, 2015 issued by USA Med Research ACQ Activity (Incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 9, 2015).
10.25†	Award/Contract W81XWH-15-1-0570 dated September 30, 2015 by issued by USA Med Research ACQ Activity (Incorporated by reference to Exhibit 10.5 to Form 10-Q filed on November 9, 2015).
10.26†	Award/Contract W81XWH-15-C-0101 modification dated October 4, 2016 issued by USA Med Research ACQ Activity (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 14, 2016.
10.27†	Award/Contract W81XWH-15-C-0101 modification dated September 14, 2017 issued by USA Med Research ACQ Activity (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 14, 2017.
10.28	Master Purchase Agreement dated April 29, 2015 by and among Cleveland BioLabs, Inc., Mikhail Mogutov and Incuron LLC (Incorporated by reference to Exhibit 2.1 to Form 8-K filed on May 4, 2015).
10.29	Option Agreement dated April 29, 2015 by and between Cleveland BioLabs, Inc. and Mikhail Mogutov (Incorporated by reference to Exhibit 2.2 to Form 8-K filed on May 4, 2015).
10.30	Royalty Agreement dated April 29, 2015 by and between Cleveland BioLabs, Inc. and Incuron LLC (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 4, 2015).
10.31	Master Services Agreement, dated June 1, 2010, between Incuron, LLC and Cleveland BioLabs, Inc. (Incorporated by reference to Exhibit 10.3 to Form 10-K filed on February 22, 2017).
10.32	Master Development Agreement, dated July 1, 2010, between Incuron, LLC and Cleveland BioLabs, Inc. (Incorporated by reference to Exhibit 10.31 to Form 10-K filed on February 22, 2017).
10.33*	Employment Agreement dated July 9, 2015 by and between Cleveland BioLabs, Inc. and Langdon Miller (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 10, 2015).
10.34*	Employment Agreement dated July 9, 2015 by and between Cleveland BioLabs, Inc. and Andrei Gudkov (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on July 10, 2015).
10.35*	Employment Agreement dated July 9, 2015 by and between Cleveland BioLabs, Inc. and Yakov Kogan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 10, 2015).
10.36*	Cleveland BioLabs, Inc. Equity Incentive Plan (Incorporated by reference to Appendix A to Proxy Statement on Schedule 14A filed on April 1, 2008).
10.37*	First Amendment to Cleveland BioLabs, Inc. Equity Incentive Plan (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on June 9, 2010).
10.38*	Second Amendment to Cleveland BioLabs, Inc. Equity Incentive Plan (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on June 15, 2012).
10.39*	Third Amendment to Cleveland BioLabs, Inc. Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 17, 2015).
10.40*	Form of Stock Award Grant Agreement (Incorporated by reference to Exhibit 99.2 to Form 8-K filed on June 15, 2012).
10.41*	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 99.3 to Form 8-K filed on June 15, 2012).

Exhibit No.	Identification of Exhibit
10.42*	Cleveland BioLabs, Inc. 2013 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 20, 2013).
10.43*	First Amendment to Cleveland BioLabs, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 17, 2015).
10.44*	2012 Long-term Executive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 15, 2012).
10.45*	Severance Benefit Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 13, 2014).
21.1	Subsidiaries
23.1	Consent of Meaden & Moore, Ltd.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Yakov Kogan
32.1	Section 1350 Certification.
101.1
The following financial statements and supplementary data are filed as a part of this annual report on Form 10-K for the quarter and year ended December 31, 2017: (i) Consolidated Balance Sheets at December 31, 2017 and 2016; (ii) Consolidated Statements of Operations for years ended December 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Loss) for years ended December 31, 2017 and 2016; (iv) Consolidated Statements of Stockholders’ Equity for years ended December 31, 2017 and 2016; (v) Consolidated Statements of Cash Flows for years ended December 31, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements as blocks of text.

†	Confidential treatment has been granted from the Securities and Exchange Commission as to certain portions of this document.

*	Indicates management contract or compensatory plan required to be filed as an Exhibit.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated:	3/6/2018	By:	/s/ YAKOV KOGAN
Yakov Kogan
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Yakov Kogan	Chief Executive Officer and Director (principal executive officer and principal financial officer)	March 6, 2018
Yakov Kogan

/S/ Lea Verny	Director	March 6, 2018
Lea Verny

/S/ Randy Saluck	Director	March 6, 2018
Randy Saluck

/S/ Alexander Andryushechkin	Director	March 6, 2018
Alexander Andryushechkin

/S/ Anna Evdokimova	Director	March 6, 2018
Anna Evdokimova

/S/ Ivan Persiyanov	Director	March 6, 2018
Ivan Persiyanov

/S/ Alexey Nechaev	Director	March 6, 2018
Alexey Nechaev

/S/ Daniil Talyanskiy	Director	March 6, 2018
Daniil Talyanskiy