Form 10-Q
period 2018-03-31
CLEVELAND BIOLABS INC
filed 2018-05-15
CIK 1318641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of May 5, 2018, there were 11,298,239 shares outstanding of the registrant’s common stock, par value $0.005 per share.

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires, the terms "Cleveland BioLabs," the "Company," "CBLI," "we," "us" and "our" refer to Cleveland BioLabs, Inc. and its consolidated subsidiaries, BioLab 612, LLC and Panacela Labs, Inc. Our common stock, par value $0.005 per share, is referred to as “common stock.”

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,586,340	$4,230,548
Short-term investments	3,097,266	4,561,357
Accounts receivable	372,824	554,468
Other current assets	251,630	233,617
Total current assets	8,308,060	9,579,990
Equipment, net	32,258	18,588
Other long-term assets	29,405	30,684
Total assets	$8,369,723	$9,629,262
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$267,953	$201,396
Accrued expenses	1,355,374	970,547
Accrued warrant liability	532,913	1,041,455
Total current liabilities	2,156,240	2,213,398
Non-current liabilities	—	7,494
Total liabilities	2,156,240	2,220,892
Stockholders’ equity:
Preferred stock, $.005 par value; 1,000,000 shares authorized as of March 31, 2018 and December 31, 2017, respectively, 0 shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $.005 par value; 25,000,000 shares authorized as of March 31, 2018 and December 31, 2017, respectively, 11,298,239 and 11,279,834 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	56,487	56,395
Additional paid-in capital	163,161,523	163,106,400
Other comprehensive loss	(510,299)	(516,457)
Accumulated deficit	(161,671,222)	(160,446,612)
Total Cleveland BioLabs, Inc. stockholders’ equity	1,036,489	2,199,726
Noncontrolling interest in stockholders’ equity	5,176,994	5,208,644
Total stockholders’ equity	6,213,483	7,408,370
Total liabilities and stockholders’ equity	$8,369,723	$9,629,262
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Grants and contracts	$227,576	$574,974
Operating expenses:
Research and development	1,336,470	1,416,998
General and administrative	727,193	777,424
Total operating expenses	2,063,663	2,194,422
Loss from operations	(1,836,087)	(1,619,448)
Other income (expense):
Interest and other income	69,476	49,289
Foreign exchange gain (loss)	(383)	(8,230)
Change in value of warrant liability	508,542	(121,698)
Total other income (expense)	577,635	(80,639)
Net loss	(1,258,452)	(1,700,087)
Net loss attributable to noncontrolling interests	33,842	36,393
Net loss attributable to Cleveland BioLabs, Inc.	$(1,224,610)	$(1,663,694)
Net loss attributable to common stockholders per share of common stock, basic and diluted	$(0.11)	$(0.15)
Weighted average number of shares used in calculating net loss per share, basic and diluted	11,280,553	10,987,166
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
Net loss including noncontrolling interests	$(1,258,452)	$(1,700,087)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments	1,477	(3,118)
Foreign currency translation adjustment	6,873	102,535
Comprehensive loss including noncontrolling interests	(1,250,102)	(1,600,670)
Comprehensive loss attributable to noncontrolling interests	31,650	3,954
Comprehensive loss attributable to Cleveland BioLabs, Inc.	$(1,218,452)	$(1,596,716)
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	11,279,834	$56,395	—	$—	$163,106,400
Exercise of warrants	18,405	92	—	—	55,123
Net loss	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at March 31, 2018	11,298,239	$56,487	—	$—	$163,161,523

	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2017	$(516,457)	$(160,446,612)	$5,208,644	$7,408,370
Exercise of warrants	—	—	—	55,215
Net loss	—	(1,224,610)	(33,842)	(1,258,452)
Unrealized loss on short-term investments	1,477	—	—	1,477
Foreign currency translation	4,681	—	2,192	6,873
Balance at March 31, 2018	$(510,299)	$(161,671,222)	$5,176,994	$6,213,483
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,258,452)	$(1,700,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,881	5,716
Non-cash investment income	(11,489)	(14,993)
Gain on equipment disposal	(35,274)	(6,727)
Change in value of warrant liability	(508,542)	121,698
Changes in operating assets and liabilities:
Accounts receivable and other current assets	163,690	(102,543)
Other long-term assets	1,303	—
Accounts payable and accrued expenses	444,020	(621,218)
Net cash used in operating activities	(1,199,863)	(2,318,154)
Cash flows from investing activities:
Purchase of short-term investments	(1,945,283)	(3,919,575)
Sale of short-term investments	3,429,703	3,100,013
Purchase of equipment	(19,045)	—
Proceeds from sale of equipment	35,770	8,938
Net cash provided by (used in) investing activities	1,501,145	(810,624)
Cash flows from financing activities:
Exercise of warrants	55,215	—
Net cash provided by financing activities	55,215	—
Effect of exchange rate change on cash and equivalents	(705)	47,466
Increase (decrease) in cash and cash equivalents	355,792	(3,081,312)
Cash and cash equivalents at beginning of period	4,230,548	6,901,816
Cash and cash equivalents at end of period	$4,586,340	$3,820,504
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—
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

CBLI was incorporated in Delaware in June 2003 and is headquartered in Buffalo, New York. CBLI conducts business in the United States ("U.S.") and in the Russian Federation ("Russia"), through two subsidiaries: one wholly-owned subsidiary, BioLab 612, LLC ("BioLab 612"), which began operations in 2012; and Panacela Labs, Inc. ("Panacela"), which was formed by us and Joint Stock Company “RUSNANO” ("RUSNANO"), our financial partner in the venture, in 2011. Unless otherwise noted, references to the “Company,” “we,” “us,” and “our” refer to Cleveland BioLabs, Inc. together with its subsidiaries.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited consolidated condensed financial statements include the accounts of CBLI, BioLab 612, and Panacela. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated condensed balance sheet as of December 31, 2017, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim consolidated financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC (the "2017 Form 10-K").

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to fairly present the financial position of the Company as of March 31, 2018, along with its results of operations for the three month periods ended March 31, 2018 and 2017 and cash flows for the three month periods ended March 31, 2018 and 2017. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.
At March 31, 2018, we had cash, cash equivalents and short-term investments of $7.7 million in the aggregate. Management believes this capital will fund the Company's operations and cash requirements for at least 12 months beyond the filing date of this Quarterly Report on Form 10-Q.
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
In May 2017, the FASB issued ASU No. 2017-09, "Scope of Modification Accounting," ("ASU 2017-09"), which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. ASU 2017-09 is applied prospectively to awards modified on or after the effective date. The Company adopted this ASU in 2018 with no significant impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017. The Company adopted this ASU in 2018 with no significant impact on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients” (“ASU 2016-12”). The amendments in ASU 2016-12 affect the guidance in ASU 2014-09 by clarifying certain specific aspects of the guidance, including assessment of collectability, treatment of sales taxes and contract modifications, and providing certain technical corrections. The pronouncement has the same effective date as ASU 2014-09, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted this ASU in 2018 with no significant impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-9, "Revenue from Contracts with Customers" ("ASU 2014-09"), which updates the principles for recognizing revenue. ASU 2014-9 also amends the required disclosures of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-9 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date” (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year. ASU 2014-9 is now effective for annual reporting periods after December 15, 2017, including interim periods within that reporting period. The Company adopted this ASU in 2018 with no significant impact on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) related to identifying performance obligations and licensing. ASU 2016-10 is meant to clarify the guidance in FASB ASU 2014-09, “Revenue from Contracts with Customers.” Specifically, ASU 2016-10 addresses an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. The pronouncement has the same effective date as ASU 2014-09, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted this ASU in 2018 with no significant impact on its consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The Company adopted this ASU in 2018 with no significant impact on its consolidated financial statements.
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

Short-Term Investments
The Company’s short-term investments are classified as available for sale stated at fair value, and held to maturity at amortized cost. Accordingly, these investments are carried at fair market value. Short-term investments consisted of U.S. Treasury securities in the amount of $2.4 million which were owned by CBLI and had maturities of less than 12 months. In addition, $0.7 million in certificates of deposit with maturity dates beyond three months and less than one year, and owned by Panacela, are also included. These investments are classified as held to maturity given the intent and ability to hold the investments to maturity. Unrealized gains and losses on available for-sale investments are reported as Other Comprehensive Loss, a separate component of stockholders’ equity. Realized gains and losses, and interest and dividends on available-for-sale securities are recorded in our Consolidated Statement of Operations as Interest and Other Income. The cost of securities sold is based on the specific identification method.
Significant Customers and Accounts Receivable
The following table presents our revenue by customer, on a proportional basis, for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
Customer	2018	2017	Variance
Department of Defense	59.5%	72.8%	(13.3)%
Incuron, LLC	40.5%	27.2%	13.3%
Total	100.0%	100.0%	—%
Our current Department of Defense ("DOD") revenues come from development contracts that expire in 2019 and 2018, although each contract may be extended. Our Incuron, LLC revenues come from a service agreement that is renegotiated annually.
Accounts receivable consist of amounts due under reimbursement contracts with these customers. The Company extends unsecured credit to customers under normal trade agreements, which generally require payment within 30 days.
Other Comprehensive Income (Loss)
The Company applies the Accounting Standards Codification ("Codification") on comprehensive income (loss) that requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The following table presents the changes in accumulated other comprehensive loss for the three months ended March 31, 2018.

	Unrealized income (loss) on available-for-sale securities	Gains and losses on foreign exchange translations	Total
Beginning balance	$(1,924)	$(514,533)	$(516,457)
Other comprehensive income (loss) before reclassifications	1,477	4,681	6,158
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Ending balance	$(447)	$(509,852)	$(510,299)

Accounting for Stock-Based Compensation
The 2006 Equity Incentive Plan, as amended, or the Plan, authorizes CBLI to grant (i) options to purchase common stock, (ii) restricted or unrestricted stock units, and (iii) stock appreciation rights, so long as the exercise or grant price of each are at least equal to the fair market value of the stock on the date of grant. As of March 31, 2018, an aggregate of 650,000 shares of common stock were authorized for issuance under the Plan, of which a total of 323,899 shares of common stock remained available for future awards and 197,557 shares of common stock have been reserved for issuance upon exercise of currently outstanding stock options. A single participant cannot be awarded more than 100,000 shares annually. Awards granted under the Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term, and number of shares) under the Plan are specified in an award document, and approved by the Company’s board of directors or its management delegates.

The 2013 Employee Stock Purchase Plan, or ESPP, provides a means by which eligible employees of the Company and certain designated related corporations may be given an opportunity to purchase shares of common stock. As of March 31, 2018, there are 525,000 shares of common stock reserved for purchase under the ESPP. The number of shares reserved for purchase under the ESPP increases on January 1 of each calendar year by the lesser of: (i) 10% of the total number of shares of common stock outstanding on December 31st of the preceding year, or (ii) 100,000 shares of common stock. The ESPP allows employees to use up to 15% of their compensation to purchase shares of common stock at an amount equal to 85% of the fair market value of the Company’s common stock on the offering date or the purchase date, whichever is less.
The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted where the vesting period is based on length of service or performance, while a Monte Carlo simulation model is used for estimating the fair value of stock options with market-based vesting conditions. No options were granted during the three months ended March 31, 2018 and March 31, 2017.
Income Taxes
No income tax expense was recorded for the three months ended March 31, 2018 and 2017, as the Company does not expect to have taxable income for 2018 and did not have taxable income in 2017. A full valuation allowance has been recorded against the Company’s deferred tax asset.
Additionally, as disclosed in Note 7, Income Taxes, to the Company’s consolidated financial statements included in the 2017 Form 10-K, the Company had U.S. federal net operating loss carryforwards of approximately $139,700,000, which begin to expire if not utilized by 2023, and approximately $4,046,000 of tax credit carryforwards which begin to expire if not utilized by 2024. The Company also has U.S. state net operating loss carryforwards of approximately $84,200,000, which begin to expire if not utilized by 2027 and state tax credit carryforwards of approximately $311,000, which begin to expire if not utilized by 2022. The purchase of 6,459,948 shares of common stock by David Davidovich, our majority stockholder, on July 9, 2015 resulted in Mr. Davidovich owning 60.2% of the Company at that time. We therefore believe it highly likely that this transaction, more fully described in Note 7, Income Taxes, to the Company's consolidated financial statements included in the 2017 Form 10-K, will be viewed by the U.S. Internal Revenue Service as a change of ownership as defined by Section 382 of the Internal Revenue Code, or Section 382. Consequently, the utilization of these net operating loss and tax credit carryforwards, as well as any additional net operating loss and tax credit carryforwards generated in 2015 through the issuance date, will be limited according to the provisions of Section 382, which will significantly limit the Company’s ability to use these carryforwards to offset taxable income on an annual basis in future periods. As such, a significant portion of these carryforwards will likely expire before they can be utilized, even if the Company is able to generate taxable income that, except for this transaction, would have been sufficient to fully utilize these carryforwards.

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
The Company has excluded the following securities from the calculation of diluted net loss per share because all such securities were antidilutive for the periods presented. Additionally, there were no dilutive securities outstanding as of March 31, 2018.

	As of March 31,
Common Equivalent Securities	2018	2017
Warrants	535,867	2,107,047
Options	197,557	226,921
Total	733,424	2,333,968

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

	As of March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$670,953	$—	$—	$670,953
Short-term investments	2,398,758	698,508	—	3,097,266
Total assets	$3,069,711	$698,508	$—	$3,768,219
Liabilities:
Accrued warrant liability	$—	$—	$532,913	$532,913

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$551,088	$—	$—	$551,088
Short-term investments	3,606,499	954,858	—	4,561,357
Total assets	$4,157,587	$954,858	$—	$5,112,445
Liabilities:
Accrued warrant liability	$—	$—	$1,041,455	$1,041,455

The Company uses the Black-Scholes model to measure the accrued warrant liability. The following are the assumptions used to measure the accrued warrant liability which were determined in a manner consistent with grants of options to purchase common stock:

	March 31, 2018	December 31, 2017
Stock Price	$3.07	$4.01
Exercise Price	$3.64 - $24.40	$ 3.00 - 24.40
Term in years	0.79 – 3.35	0.25 - 3.60
Volatility	62.11% - 109.35%	71.48 - 139.58%
Annual rate of quarterly dividends	—%	—%
Discount rate- bond equivalent yield	1.66% - 2.42%	0.44 - 2.05%
The following table sets forth a summary of changes in the fair value of the Company’s Level 3 fair value measurements for the periods indicated:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	Accrued Warrant Liability	Accrued Warrant Liability
Beginning Balance	$1,041,455	$949,419
Total (gains) or losses, realized and unrealized, included in earnings (1)	(508,542)	121,698
Issuances	—	—
Settlements	—	—
Ending Balance	$532,913	$1,071,117

(1)
Unrealized gains or losses related to the accrued warrant liability were included as change in value of accrued warrant liability. There were no realized gains or losses for the three months ended March 31, 2018 and 2017.

As of March 31, 2018 and December 31, 2017, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.
The Company considers the accrued warrant liability to be Level 3 because some of the inputs into the measurements are neither directly or indirectly observable. The accrued warrant liability uses management’s estimate for the expected term. As of March 31, 2018, the Black-Scholes pricing model was used as the valuation technique for the accrued warrant liability and used the unobservable input for the expected term of 0.79 – 3.35 years.

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
4. Stockholders’ Equity
The Company has granted options to purchase shares of common stock. The following is a summary of option award activity during the three months ended March 31, 2018:

	Total Stock Options Outstanding	Weighted Average Exercise Price per Share
December 31, 2017	211,487	$36.94
Granted	—	—
Vested	—	—
Forfeited, Canceled	(13,930)	80.00
March 31, 2018	197,557	$33.90

The following is a summary of outstanding stock options as of March 31, 2018:

	As of March 31, 2018
	Stock Options Outstanding	Vested Stock Options
Quantity	197,557	197,557
Weighted-average exercise price	$33.90	$33.90
Weighted Average Remaining Contractual Term (in Years)	5.38	5.38
Intrinsic value	$700	$—
For the three months ended March 31, 2018 and 2017, the Company granted no stock options. For March 31, 2018 and 2017, the total fair value of options vested was $0.
As of March 31, 2018, there was no total compensation cost not yet recognized related to unvested stock options.
5. Warrants
In connection with previous sales of the Company’s common stock and the issuance of debt instruments, warrants were issued which presently have exercise prices ranging from $3.64 to $24.40. The warrants expire between one and seven years from the date of grant, and are subject to the terms applicable in each agreement. The following table summarizes the activity in our outstanding warrants since December 31, 2017:

	Number of Warrants	Weighted Average Exercise Price
December 31, 2017	710,174	$8.95
Granted	—	—
Exercised	(18,405)	3.00
Forfeited, Canceled	(155,902)	3.00
March 31, 2018	535,867	$10.89

6. Significant Alliances and Related Parties
Roswell Park Cancer Institute
The Company has entered into several agreements with Roswell Park Cancer Institute, or RPCI, including: various sponsored research agreements, an exclusive license agreement and clinical trial agreements for the conduct of the Phase 1 entolimod oncology study and the Phase 1 Curaxin CBL0137 intravenous administration study. Additionally, the Company’s Chief Scientific Officer, or CSO, Dr. Andrei Gudkov, is the Senior Vice President of Basic Research at RPCI. The Company incurred $0 and $26,797 in research and development expense to RPCI for the three months ended March 31, 2018 and 2017, respectively. The Company had $0 and $95,163 included in accounts payable owed to RPCI at March 31, 2018 and 2017, respectively. In addition, the Company had $84,429 and $90,102 in accrued expenses payable to RPCI at March 31, 2018 and 2017, respectively.

The Cleveland Clinic
CBLI has entered into an exclusive license agreement with The Cleveland Clinic pursuant to which CBLI was granted an exclusive license to The Cleveland Clinic’s research base underlying our therapeutic platform and certain product candidates licensed to Panacela. CBLI has the primary responsibility to fund all newly developed patents; however, The Cleveland Clinic retains ownership of those patents covered by the agreement. CBLI also agreed to use commercially diligent efforts to bring one or more products to market as soon as practical, consistent with sound and reasonable business practices and judgments. There were no milestone or royalty payments paid to The Cleveland Clinic during the three months ended March 31, 2018 or 2017.
The Company had no accrued expenses payable to The Cleveland Clinic at March 31, 2018 and 2017.
Buffalo BioLabs and Incuron
Our CSO, Dr. Andrei Gudkov, has business relationships with Buffalo BioLabs, LLC, or BBL, where Dr. Gudkov was a founder and currently serves as its uncompensated Principal Scientific Advisor. The Company recognized $287,880 and $69,546 in research and development expense to BBL for the three months ended March 31, 2018 and 2017, respectively. In addition, the Company had $0 and $15,000 in accrued expenses payable to BBL, and $0 and $2,211 in accounts payable to BBL at March 31, 2018 and 2017, respectively. We also recognized $11,553 and $11,553 from BBL as sublease and other income for the three months ended March 31, 2018 and 2017, respectively. Pursuant to our real estate sublease and equipment lease with BBL, we had gross accounts receivables of $206,002 and $202,151, and net accounts receivables of $3,851 and $0 at March 31, 2018 and 2017, respectively.
Dr. Gudkov is also an uncompensated member of the board of directors for Incuron. Pursuant to master service and development agreements we have with Incuron, the Company performs various research, business development, clinical advisory, and management services. We recognized revenue of $92,120 and $156,231 for the three months ended March 31, 2018 and 2017, respectively. In addition, we also recognized $1,776 and $1,776 from Incuron for sublease and other income for the three months ended March 31, 2018 and 2017, respectively. Pursuant to these agreements, we had gross accounts receivable of $143,896 and $87,007 at March 31, 2018 and 2017, respectively.
7. Subsequent Event

On April 27, 2018, at the Company's Annual Meeting of Stockholders, a resolution was approved relating to the approval of the Cleveland BioLabs, Inc. Equity Incentive Plan, as described in the Company's Proxy Statement for the 2018 Annual Meeting, by an affirmative vote of the majority of shares cast for the proposal at the Annual Meeting of Stockholders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations and other portions of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding our future financial position, business strategy, new products, budgets, liquidity, cash flows, projected costs, regulatory approvals, or the impact of any laws or regulations applicable to us, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed here for various reasons. We discuss many of these risks in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. Factors that may cause such differences include, but are not limited to, our need for additional financing to meet our business objectives, results of our research and development efforts and clinical trials, regulatory developments, our inability to obtain regulatory approval in a timely manner, or at all, product demand, market acceptance, government contracting processes and requirements, the exercise of control over our company by our majority stockholder, and other factors discussed below and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2017.
Given these uncertainties, you should not place undue reliance on these forward-looking statements. The forward-looking statements included in this quarterly report are made only as of the date hereof. We do not undertake any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and with our historical consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Revenue
Our revenue originates from grants and contracts from both United States ("U.S.") federal government sources and Russian Federation ("Russia") government sources and service contracts with Incuron. U.S. federal grants and contracts are provided to advance research and development of entolimod, our lead product candidate, which we believe is of interest for potential sale to the U.S. Department of Defense ("DoD,") or the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services ("BARDA") Russian government contracts are provided to advance research and development of our oncology product candidates that may eventually be licensed for sale in Russia. We provide various research, management, business development, and clinical advisory services to Incuron.

Research and Development Expenses
Research and development ("R&D") costs are expensed as incurred. Advance payments are deferred and expensed as performance occurs. R&D costs include the cost of our personnel (which consists of salaries and incentive and stock-based compensation), out-of-pocket pre-clinical and clinical trial costs usually associated with contract research organizations, drug product manufacturing and formulation, and a pro-rata share of facilities expense and other overhead items.
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
Critical Accounting Policies and Significant Estimates
Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2017. Other than as set forth below, our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Fair Value of Financial Instruments
We use the Available-For-Sale accounting method to determine the fair value of certain cash equivalents and short-term investments invested in United States Treasury Notes or certificates of deposit. As of March 31, 2018, we held approximately $0.7 million in cash equivalents, $2.4 million in U.S. Treasury Notes which we classified as Level 1, and $0.7 million in certificates of deposit which we classified as Level 2.
We use the Black-Scholes model to determine the fair value of certain common stock warrants on a recurring basis, and classify such warrants as Level 3 in the fair value hierarchy. The Black-Scholes model utilizes inputs consisting of: (i) the closing price of our common stock; (ii) the expected remaining life; (iii) the expected volatility using a weighted average of historical volatilities of CBLI common stock and a group of comparable companies; and (iv) the risk-free market rate.
As of March 31, 2018, we held approximately $0.5 million in accrued expenses related to warrants to purchase common stock, which we classified as Level 3.
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Revenue
Revenue decreased from approximately $0.57 million for the three months ended March 31, 2017 to approximately $0.23 million for the three months ended March 31, 2018, representing a decrease of approximately $0.3 million, or 60.4%. This decrease is primarily due to a reduction in revenues from our Joint Warfighter Medical Research Program (“JWMRP”) contract with the DoD for continued preclinical development along with other drug manufacturing activities for entolimod, and decreases in revenues from our Incuron service contract. Differences in our revenue sources, by program, between the years are set forth in the following table.

	Program	Three Months Ended March 31,
Funding Source		2018	2017	Variance
DoD	JWMRP Contract (1)	$134,917	$415,094	$(280,177)
DoD	PRMRP Contract (2)	539	1,763	(1,224)
DoD	DTRA Contract (3)	—	1,886	(1,886)
Incuron	Service contract	92,120	156,231	(64,111)
		$227,576	$574,974	$(347,398)

(1)	The Congressionally Directed Medical Research Programs (CDMRP) Joint Warfighter Medical Research Program (JWMRP) contract was awarded on September 1, 2015.

(2)	The CDMRP Peer Reviewed Medical Research Program (PRMRP) grant was awarded effective as of September 30, 2015.

(3)	The Defense Threat Reduction Agency (DTRA) contract had additional revenue recognized upon acknowledgment of final annual indirect rates for the fiscal year ended December 31, 2013.

We anticipate our revenue over the next year will continue to be derived primarily from government grants and contracts. We anticipate that DoD revenue will be similar in the next quarter as we expect to finish the biocomparability study and grow in the second half of the year as additional DoD-supported studies are expected to be initiated. We also plan to submit proposals for government grants and contracts to various funding sources, but there can be no assurance that we will receive future funding awards. The following table sets forth information regarding our currently active grants and contracts:

				As of March 31, 2018
Funding Source	Program	Total Award Value	Funded Award Value	Cumulative Revenue	Funded Backlog	Unfunded Backlog
DoD	JWMRP Contract	$9,226,455	$9,226,455	$2,863,772	$6,362,683	$—
DoD	PRMRP Contract	6,573,992	6,573,992	74,865	6,499,127	—
		$15,800,447	$15,800,447	$2,938,637	$12,861,810	$—

Research and Development Expenses
R&D expenses decreased from $1.4 million for the three months ended March 31, 2017 to $1.3 million for the three months ended March 31, 2018, representing a decrease of $0.1 million, or 6.7%. Variances in individual development programs are noted in the table below. The net decrease is primarily attributable to a $0.3 million reduction in entolimod for biodefense applications partially offset by a $0.2 million increase in the entolimod family of compounds for oncology. The remaining variances are not significant and we anticipate similar reductions for the Panacela product candidates and CBLB612 as well as similar increases for Curaxins.

	Three Months Ended March 31,
	2018	2017	Variance
Entolimod for Biodefense Applications	$942,660	$1,202,837	$(260,177)
CBLB612	581	21,732	(21,151)
Entolimod for Oncology Indications	270,938	70,680	200,258
	1,214,179	1,295,249	(81,070)
Curaxins	70,861	53,632	17,229
Panacela product candidates	51,430	68,117	(16,687)
Total research & development expenses	$1,336,470	$1,416,998	$(80,528)
General and Administrative Expenses
G&A expenses decreased from $0.8 million for the three months ended March 31, 2017 to $0.7 million for the three months ended March 31, 2018, representing a decrease of $0.1 million, or 6.5%. This reduction consisted of a $0.1 million decrease in compensation expense due to reductions in personnel.
Other Income and Expenses
Other expense increased from $0.1 million of other expense for the three months ended March 31, 2017 to $0.6 million of other income for the three months ended March 31, 2018, representing an income increase of $0.7 million, or 816.3%. This increase was primarily related to a $0.6 million non-cash gain related to the change in valuation of our warrant liability as a result of stock price changes as well as warrant expirations.

Liquidity and Capital Resources
We have incurred net losses of approximately $161.7 million from our inception through March 31, 2018. Historically, we have not generated, and do not expect to generate in the immediate future, revenue from sales of product candidates. Since our founding in 2003, we have funded our operations through a variety of means:

•
From inception through March 31, 2018, we have raised $144.7 million of net equity capital, including amounts received from the exercise of options and warrants. We have also received $7.3 million in net proceeds from the issuance of long-term debt instruments;

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

•	We have been awarded $4.0 million in grants and contracts not described above, all of which have been recognized at March 31, 2018;

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

We have incurred cumulative net losses and expect to incur additional losses related to our R&D activities. We do not have commercial products and have limited capital resources. At March 31, 2018, we had cash, cash equivalents and short-term investments of $7.7 million which, along with the active government contracts described above, are expected to fund our projected operating requirements for at least 12 months beyond the filing date of this Quarterly Report on Form 10-Q. However, until we are able to commercialize our product candidates at a level that covers our cash expenses, we will need to raise substantial additional capital, which we may be unable to raise in sufficient amounts, when needed and at acceptable terms. Our plans with regard to these matters may include seeking additional capital through debt or equity financing, the sale or license of drug candidates, or obtaining additional government research funding. There can be no assurance that we will be able to obtain future financing on acceptable terms, or that we can obtain additional government financing for our operations. If we are unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.
Cash Flows:
The following table provides information regarding our cash flows for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017	Variance
Cash flows used in operating activities	$(1,199,863)	$(2,318,154)	$1,118,291
Cash flows provided by (used in) investing activities	1,501,145	(810,624)	2,311,769
Cash flows provided by financing activities	55,215	—	55,215
Effect of exchange rate change on cash and equivalents	(705)	47,466	(48,171)
Increase (decrease) in cash and cash equivalents	355,792	(3,081,312)	3,437,104
Cash and cash equivalents at beginning of period	4,230,548	6,901,816	(2,671,268)
Cash and cash equivalents at end of period	$4,586,340	$3,820,504	$765,836
Operating Activities

Net cash used in operating activities decreased by $1.1 million to $1.2 million for the three months ended March 31, 2018 from $2.3 million for the three months ended March 31, 2017. Net cash used in operating activities for the period ending March 31, 2018 consisted of a reported net loss of $1.3 million, which was adjusted down for $0.6 million of net non-cash operating activities, and a $0.6 million net increase due to changes in operating assets and liabilities. The $0.6 million of net non-cash operating activities substantially consisted of changes in the valuation of our warrant liability. Of the $0.6 million of changes in operating assets and liabilities, $0.2 million was due to a net decrease in accounts receivable and other current assets, and $0.4 million was due to a net increase in accrued expenses and accounts payable.
Net cash used in operating activities for the three months ended March 31, 2017 of $2.3 million consisted of a reported net loss of $1.7 million, which was reduced for $0.1 million of net non-cash operating activities, and a $0.7 million net decrease due to changes in operating assets and liabilities. Of the net non-cash operating activities of $0.1 million, $0.1 million was due to changes in the valuation of our warrant liability. Of the $0.7 million of changes in operating assets and liabilities, $0.1 million was due to a net increase in accounts receivable and other currents assets, and $0.6 million was due to a net decrease in accrued expenses and accounts payable.
Investing Activities
Net cash provided by investing activities increased by $2.3 million to $1.5 million for the three months ended March 31, 2018 from net cash used in investing activities of $0.8 million for the three months ended March 31, 2017. The net cash provided by investing activities for the three months ended March 31, 2018 consisted of net purchases of short-term investments. Net cash used in investing activities for the three months ended March 31, 2017 consisted of net maturities of short-term investments.
Financing Activities
Net cash provided by financing activities increased by $0.1 million to $0.1 million for the three months ended March 31, 2018 from $0.0 million for the three months ended March 31, 2017. Net cash provided by financing activities during the three months ended March 31, 2018 consisted of proceeds from the exercise of warrants.

Impact of Exchange Rate Fluctuations
Our reported financial results are affected by changes in foreign currency exchange rates between the U.S. dollar and the Russian ruble. Between January 1, 2018 and March 31, 2018, this rate fluctuated by 0.6%. For calendar 2017, this rate fluctuated by 5.0%. Translation gains or losses result primarily from the impact of exchange rate fluctuations on the reported U.S. dollar equivalent of ruble denominated cash and cash equivalents, and short-term investments. Variances in the exchange rate for these items have not been realized; as such the resulting gains or losses are recorded as other comprehensive income in the equity section of the balance sheet.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting company filers.

Item 4.	Controls and Procedures
Effectiveness of Disclosure
Our management, with the participation of our Chief Executive Officer (performing the functions of the Company's principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2018. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer (performing the functions of the Company's principal executive officer and principal financial officer) concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer (performing the functions of the Company's principal executive officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of March 31, 2018, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows, or that are required to be disclosed under the rules of the SEC.

Item 1A.	Risk Factors

Not required for smaller reporting company filers.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In a series of transactions occurring in March 2018, we issued an aggregate of 18,405 shares of our common stock upon the exercise of previously outstanding warrants to purchase an aggregate of 18,405 shares of our common stock for an aggregate purchase price of approximately $55 thousand, or $3.00 per share. The exercise of the warrants did not involve any underwriters, underwriting discounts or commissions, or any public offering, and the Company believes that such transactions were exempt from the registration requirements of the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

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

3.8	Second Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 5, 2007).

3.9	Amendment to Second Amended and Restated By-Laws of Cleveland BioLabs, Inc. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 18, 2015).

10.1	Cleveland BioLabs, Inc. Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 1, 2018).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Yakov Kogan.

32.1*	Certification pursuant to 18 U.S.C. Section 1350.

101.1
The following information from CBLI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of March 31, 2018 and December 31, 2017; (ii) Consolidated Condensed Statements of Operations for the Three Months Ended March 31, 2018 and 2017; (iii) Consolidated Condensed Statements of Comprehensive Loss for the Three Months Ended March 31, 2018 and 2017; (iv) Consolidated Condensed Statements of Stockholders’ Equity for the Three Months Ended March 31, 2018; (v) Consolidated Condensed Statements of Cash Flows for the Three Months ended March 31, 2018 and 2017; and (vi) Notes to Consolidated Condensed Financial Statements.

*	Filed herewith.

Signatures
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated: May 15, 2018	By:	/s/ YAKOV KOGAN
Yakov N. Kogan
Chief Executive Officer
(Principal Executive and Principal Financial Officer)