Form 10-Q
period 2018-06-30
CLEVELAND BIOLABS INC
filed 2018-08-14
CIK 1318641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 31, 2018, there were 11,298,239 shares outstanding of the registrant’s common stock, par value $0.005 per share.

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires, the terms "Cleveland BioLabs," the "Company," "CBLI," "we," "us" and "our" refer to Cleveland BioLabs, Inc. and its consolidated subsidiaries, BioLab 612, LLC and Panacela Labs, Inc. Our common stock, par value $0.005 per share, is referred to as "common stock."

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,007,114	$4,230,548
Short-term investments	2,520,376	4,561,357
Accounts receivable	346,012	554,468
Other current assets	121,565	233,617
Total current assets	6,995,067	9,579,990
Equipment, net	27,512	18,588
Other long-term assets	33,786	30,684
Total assets	$7,056,365	$9,629,262
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$151,887	$201,396
Accrued expenses	1,281,962	970,547
Accrued warrant liability	362,842	1,041,455
Total current liabilities	1,796,691	2,213,398
Non-current liabilities	—	7,494
Total liabilities	1,796,691	2,220,892
Stockholders’ equity:
Preferred stock, $.005 par value; 1,000,000 shares authorized as of June 30, 2018 and December 31, 2017, respectively, 0 shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $.005 par value; 25,000,000 shares authorized as of June 30, 2018 and December 31, 2017, respectively, 11,298,239 and 11,279,834 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	56,487	56,395
Additional paid-in capital	163,161,523	163,106,400
Other comprehensive loss	(565,096)	(516,457)
Accumulated deficit	(162,522,259)	(160,446,612)
Total Cleveland BioLabs, Inc. stockholders’ equity	130,655	2,199,726
Noncontrolling interest in stockholders’ equity	5,129,019	5,208,644
Total stockholders’ equity	5,259,674	7,408,370
Total liabilities and stockholders’ equity	$7,056,365	$9,629,262
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Grants and contracts	$391,591	$206,156	$619,167	$781,130
Operating expenses:
Research and development	908,907	1,188,380	2,245,377	2,605,378
General and administrative	550,743	588,288	1,277,936	1,365,712
Total operating expenses	1,459,650	1,776,668	3,523,313	3,971,090
Loss from operations	(1,068,059)	(1,570,512)	(2,904,146)	(3,189,960)
Other income (expense):
Interest and other income	23,924	50,434	93,400	99,723
Foreign exchange gain (loss)	1,479	(4,055)	1,096	(12,285)
Change in value of warrant liability	170,071	(4,124,009)	678,613	(4,245,707)
Total other income (expense)	195,474	(4,077,630)	773,109	(4,158,269)
Net loss	(872,585)	(5,648,142)	(2,131,037)	(7,348,229)
Net loss attributable to noncontrolling interests	21,548	35,354	55,390	71,747
Net loss attributable to Cleveland BioLabs, Inc.	$(851,037)	$(5,612,788)	$(2,075,647)	$(7,276,482)
Net loss attributable to common stockholders per share of common stock, basic and diluted	$(0.08)	$(0.50)	$(0.18)	$(0.66)
Weighted average number of shares used in calculating net loss per share, basic and diluted	11,298,239	11,218,727	11,289,396	11,103,586
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net loss including noncontrolling interests	$(872,585)	$(5,648,142)	$(2,131,037)	$(7,348,229)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments	501	(292)	1,978	(3,410)
Foreign currency translation adjustment	(81,725)	(60,348)	(74,852)	42,187
Comprehensive loss including noncontrolling interests	(953,809)	(5,708,782)	(2,203,911)	(7,309,452)
Comprehensive loss attributable to noncontrolling interests	47,975	54,575	79,625	58,529
Comprehensive loss attributable to Cleveland BioLabs, Inc.	$(905,834)	$(5,654,207)	$(2,124,286)	$(7,250,923)
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	11,279,834	$56,395	—	$—	$163,106,400
Exercise of warrants	18,405	92	—	—	55,123
Net loss	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at June 30, 2018	11,298,239	$56,487	—	$—	$163,161,523

	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2017	$(516,457)	$(160,446,612)	$5,208,644	$7,408,370
Exercise of warrants	—	—	—	55,215
Net loss	—	(2,075,647)	(55,390)	(2,131,037)
Unrealized loss on short-term investments	1,978	—	—	1,978
Foreign currency translation	(50,617)	—	(24,235)	(74,852)
Balance at June 30, 2018	$(565,096)	$(162,522,259)	$5,129,019	$5,259,674
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,131,037)	$(7,348,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,570	11,641
Non-cash investment income	(22,416)	(29,527)
Gain on equipment disposal	(35,274)	(6,727)
Change in value of warrant liability	(678,613)	4,245,707
Changes in operating assets and liabilities:
Accounts receivable and other current assets	319,227	(77,375)
Other long-term assets	(3,505)	—
Accounts payable and accrued expenses	260,073	(694,170)
Net cash used in operating activities	(2,281,975)	(3,898,680)
Cash flows from investing activities:
Purchase of short-term investments	(4,149,031)	(4,594,890)
Sale of short-term investments	6,145,088	5,460,087
Purchase of equipment	(19,011)	—
Proceeds from sale of equipment	35,770	8,970
Net cash provided by investing activities	2,012,816	874,167
Cash flows from financing activities:
Exercise of warrants	55,215	—
Net cash provided by financing activities	55,215	—
Effect of exchange rate change on cash and equivalents	(9,490)	54,698
Decrease in cash and cash equivalents	(223,434)	(2,969,815)
Cash and cash equivalents at beginning of period	4,230,548	6,901,816
Cash and cash equivalents at end of period	$4,007,114	$3,932,001
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—
Supplemental schedule of noncash financing activities:
Noncash financing costs on common stock offering	$—	$4,334,110
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

CBLI was incorporated in Delaware in June 2003 and is headquartered in Buffalo, New York. CBLI conducts business in the United States ("U.S.") and in the Russian Federation ("Russia"), through two subsidiaries: one wholly-owned subsidiary, BioLab 612, LLC ("BioLab 612"), which began operations in 2012; and Panacela Labs, Inc. ("Panacela"), which was formed by us and Joint Stock Company "RUSNANO" ("RUSNANO"), our financial partner in the venture, in 2011. Unless otherwise noted, references to the "Company," "we," "us," and "our" refer to Cleveland BioLabs, Inc. together with its subsidiaries.
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

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to fairly present the financial position of the Company as of June 30, 2018, along with its results of operations for the three and six month periods ended June 30, 2018 and 2017 and cash flows for the six month periods ended June 30, 2018 and 2017. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.
At June 30, 2018, we had cash, cash equivalents and short-term investments of $6.5 million in the aggregate. Management believes this capital will fund the Company's operations and cash requirements for at least 12 months beyond the filing date of this Quarterly Report on Form 10-Q.
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
In May 2017, the FASB issued ASU No. 2017-09, "Scope of Modification Accounting" ("ASU 2017-09"), which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. ASU 2017-09 is applied prospectively to awards modified on or after the effective date. The Company adopted this ASU in 2018 with no significant impact on its consolidated financial statements.

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

In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" ("ASU 2016-10") related to identifying performance obligations and licensing. ASU 2016-10 is meant to clarify the guidance in FASB ASU 2014-09, "Revenue from Contracts with Customers." Specifically, ASU 2016-10 addresses an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. The pronouncement has the same effective date as ASU 2014-09, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted this ASU in 2018 with no significant impact on its consolidated financial statements.

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
Short-Term Investments
The Company’s short-term investments are classified as available for sale recorded at fair value, and held to maturity recorded at amortized cost. Accordingly, these investments are carried at fair market value. Short-term investments consisted of U.S. Treasury securities in the amount of $1.8 million which were owned by CBLI and had maturities of less than 12 months. In addition, $0.7 million in certificates of deposit with maturity dates beyond three months and less than one year, and owned by Panacela, are also included. These investments are classified as held to maturity given the intent and ability to hold the investments to maturity. Unrealized gains and losses on available for-sale investments are reported as Other Comprehensive Loss, a separate component of stockholders’ equity. Realized gains and losses, and interest and dividends on available-for-sale securities are recorded in our Consolidated Statement of Operations as Interest and Other Income. The cost of securities sold is based on the specific identification method.
Significant Customers and Accounts Receivable
The following table presents our revenue by customer, on a proportional basis, for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,			Six Months Ended June 30,
Customer	2018	2017	Variance	2018	2017	Variance
Department of Defense	49.1%	63.4%	(14.3)%	52.9%	70.3%	(17.4)%
Incuron	50.9%	36.6%	14.3%	47.1%	29.7%	17.4%
Total	100.0%	100.0%	—%	100.0%	100.0%	—%
Our current Department of Defense ("DOD") revenues come from development contracts that expire in 2019 and 2018, although each contract may be extended. Our Incuron revenues come from a service agreement that is renegotiated annually.
Accounts receivable consist of amounts due under reimbursement contracts with these customers. The Company extends unsecured credit to customers under normal trade agreements, which generally require payment within 30 days.
Other Comprehensive Income (Loss)
The Company applies the Accounting Standards Codification ("Codification") on comprehensive income (loss) that requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The following table presents the changes in accumulated other comprehensive loss for the six months ended June 30, 2018.

	Unrealized income (loss) on available-for-sale securities	Gains and losses on foreign exchange translations	Total
Beginning balance	$(1,924)	$(514,533)	$(516,457)
Other comprehensive income (loss) before reclassifications	1,978	(50,617)	(48,639)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Ending balance	$54	$(565,150)	$(565,096)

Accounting for Stock-Based Compensation
The Cleveland Biolabs, Inc. Equity Incentive Plan, adopted in 2018 (the "Plan"), authorizes CBLI to grant (i) options to purchase common stock, (ii) restricted or unrestricted stock units, and (iii) stock appreciation rights, so long as the exercise or grant price of each are at least equal to the fair market value of the stock on the date of grant. As of June 30, 2018, an aggregate of 424,926 shares of common stock were authorized for issuance under the Plan, all of which a total of 424,926 shares of common stock remained available for future awards. In addition, a total of 172,631 shares of common stock have been reserved for issuance were subject to currently outstanding stock options granted under The Cleveland BioLabs, Inc. Equity Incentive Plan, as in effect prior to the 2018 amendment and restatement. A single participant cannot be awarded more than 100,000 shares annually. Awards granted under the Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term, and number of shares) under the Plan are specified in an award document, and approved by the Company’s board of directors or its management delegates.

The 2013 Employee Stock Purchase Plan (the "ESPP") provides a means by which eligible employees of the Company and certain designated related corporations may be given an opportunity to purchase shares of common stock. As of June 30, 2018, there are 525,000 shares of common stock reserved for purchase under the ESPP. The number of shares reserved for purchase under the ESPP increases on January 1 of each calendar year by the lesser of: (i) 10% of the total number of shares of common stock outstanding on December 31st of the preceding year, or (ii) 100,000 shares of common stock. The ESPP allows employees to use up to 15% of their compensation to purchase shares of common stock at an amount equal to 85% of the fair market value of the Company’s common stock on the offering date or the purchase date, whichever is less.
The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted where the vesting period is based on length of service or performance, while a Monte Carlo simulation model is used for estimating the fair value of stock options with market-based vesting conditions. No options were granted during the six months ended June 30, 2018 and June 30, 2017.
Income Taxes
No income tax expense was recorded for the three and six months ended June 30, 2018 and 2017, as the Company does not expect to have taxable income for 2018 and did not have taxable income in 2017. A full valuation allowance has been recorded against the Company’s deferred tax asset.
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
The Company has excluded the following securities from the calculation of diluted net loss per share because all such securities were antidilutive for the periods presented. Additionally, there were no dilutive securities outstanding as of June 30, 2018.

	As of June 30,
Common Equivalent Securities	2018	2017
Warrants	535,867	925,812
Options	172,631	217,921
Total	708,498	1,143,733
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

	As of June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$77,343	$—	$—	$77,343
Short-term investments	1,803,319	717,057	—	2,520,376
Total assets	$1,880,662	$717,057	$—	$2,597,719
Liabilities:
Accrued warrant liability	$—	$—	$362,842	$362,842

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$551,088	$—	$—	$551,088
Short-term investments	3,606,499	954,858	—	4,561,357
Total assets	$4,157,587	$954,858	$—	$5,112,445
Liabilities:
Accrued warrant liability	$—	$—	$1,041,455	$1,041,455

The Company uses the Black-Scholes model to measure the accrued warrant liability. The following are the assumptions used to measure the accrued warrant liability which were determined in a manner consistent with grants of options to purchase common stock:

	June 30, 2018	December 31, 2017
Stock Price	$2.46	$4.01
Exercise Price	$3.64 - $24.40	$ 3.00 - 24.40
Term in years	0.54 – 3.10	0.25 - 3.60
Volatility	52.63% - 103.38%	71.48 - 139.58%
Annual rate of quarterly dividends	—%	—%
Discount rate- bond equivalent yield	1.27% - 2.64%	0.44 - 2.05%
The following table sets forth a summary of changes in the fair value of the Company’s Level 3 fair value measurements for the periods indicated:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
	Accrued Warrant Liability	Accrued Warrant Liability
Beginning Balance	$532,913	$1,071,117
Total (gains) or losses, realized and unrealized, included in earnings (1)	(170,071)	4,124,009
Issuances	—	—
Settlements	—	(4,334,110)
Ending Balance	$362,842	$861,016

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	Accrued Warrant Liability	Accrued Warrant Liability
Beginning Balance	$1,041,455	$949,419
Total (gains) or losses, realized and unrealized, included in earnings (1)	(678,613)	4,245,707
Issuances	—	—
Settlements	—	(4,334,110)
Ending Balance	$362,842	$861,016

(1)
Unrealized gains or losses related to the accrued warrant liability were included as change in value of accrued warrant liability. There were no realized gains or losses for the three and six months ended June 30, 2018 and 2017.

As of June 30, 2018 and December 31, 2017, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.
The Company considers the accrued warrant liability to be Level 3 because some of the inputs into the measurements are neither directly or indirectly observable. The accrued warrant liability uses management’s estimate for the expected term. As of June 30, 2018, the Black-Scholes pricing model was used as the valuation technique for the accrued warrant liability and used the unobservable input for the expected term of 0.54 – 3.10 years.

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
4. Stockholders’ Equity
The Company has granted options to purchase shares of common stock. The following is a summary of option award activity during the six months ended June 30, 2018:

	Total Stock Options Outstanding	Weighted Average Exercise Price per Share
December 31, 2017	211,487	$36.94
Granted	—	—
Vested	—	—
Forfeited, Canceled	(38,856)	44.60
June 30, 2018	172,631	$35.22

The following is a summary of outstanding stock options as of June 30, 2018:

	As of June 30, 2018
	Stock Options Outstanding	Vested Stock Options
Quantity	172,631	172,631
Weighted-average exercise price	$35.22	$35.22
Weighted Average Remaining Contractual Term (in Years)	5.14	5.14
Intrinsic value	$—	$—
For the six months ended June 30, 2018 and 2017, the Company granted no stock options. For June 30, 2018 and 2017, the total fair value of options vested was $0.
As of June 30, 2018, there was no total compensation cost not yet recognized related to unvested stock options.
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

	Number of Warrants	Weighted Average Exercise Price
December 31, 2017	710,174	$8.95
Granted	—	—
Exercised	(18,405)	3.00
Forfeited, Canceled	(155,902)	3.00
June 30, 2018	535,867	$10.89

6. Significant Alliances and Related Parties
Roswell Park Cancer Institute
The Company has entered into several agreements with Roswell Park Cancer Institute, or RPCI, including: various sponsored research agreements, an exclusive license agreement and clinical trial agreements for the conduct of the Phase 1 entolimod oncology study and the Phase 1 Curaxin CBL0137 intravenous administration study. Additionally, the Company’s Chief Scientific Officer, or CSO, Dr. Andrei Gudkov, is the Senior Vice President of Basic Research at RPCI. The Company incurred $48,445 and $48,445 in research and development expense to RPCI for the three and six months ended June 30, 2018, respectively, and $20,111 and $46,908 in research and development expense to RPCI for the three and six months ended June 30, 2017, respectively. The Company had $29,602 and $87,964 included in accounts payable owed to RPCI at June 30, 2018 and 2017, respectively. In addition, the Company had $84,429 and $85,102 in accrued expenses payable to RPCI at June 30, 2018 and 2017, respectively.

The Cleveland Clinic
CBLI has entered into an exclusive license agreement with The Cleveland Clinic pursuant to which CBLI was granted an exclusive license to The Cleveland Clinic’s research base underlying our therapeutic platform and certain product candidates licensed to Panacela. CBLI has the primary responsibility to fund all newly developed patents; however, The Cleveland Clinic retains ownership of those patents covered by the agreement. CBLI also agreed to use commercially diligent efforts to bring one or more products to market as soon as practical, consistent with sound and reasonable business practices and judgments. There were no milestone or royalty payments paid to The Cleveland Clinic during the six months ended June 30, 2018 or 2017.

The Company had no accrued expenses payable to The Cleveland Clinic at June 30, 2018 and 2017.
Buffalo BioLabs and Incuron
Our CSO, Dr. Andrei Gudkov, has business relationships with Buffalo BioLabs, LLC, or BBL, where Dr. Gudkov was a founder and currently serves as its uncompensated Principal Scientific Advisor. The Company recognized $44,128 and $332,008 for the three and six months ended June 30, 2018, respectively, and $84,519 and $154,065 in research and development expense to BBL for the three and six months ended June 30, 2017, respectively. In addition, the Company had $40,000 and $0 in accrued expenses payable to BBL, and $0 and $4,840 in accounts payable to BBL at June 30, 2018 and 2017, respectively. The Company also recognized $11,553 and $23,106 from BBL as sublease and other income for the three and six months ended June 30, 2018, respectively, and $11,553 and $23,106 from BBL as sublease and other income for the three and six months ended June 30, 2017, respectively. Pursuant to our real estate sublease and equipment lease with BBL, the Company had gross accounts receivables of $213,704 and $213,704, and net accounts receivables of $11,553 and $11,553 at June 30, 2018 and 2017, respectively.
Dr. Gudkov is also an uncompensated member of the board of directors for Incuron. Pursuant to master service and development agreements we have with Incuron, the Company performs various research, business development, clinical advisory, and management services. The Company recognized revenue of $199,324 and $291,445 for the three and six months ended June 30, 2018, respectively, and $75,402 and $231,633 for the three and six months ended June 30, 2017, respectively. In addition, we also recognized $1,134 and $2,910 from Incuron for sublease and other income for the three and six months ended June 30, 2018, respectively, and $1,776 and $3,552 from Incuron for sublease and other income for the three and six months ended June 30, 2017, respectively. Pursuant to these agreements, the Company had gross accounts receivable of $37,215 and $50,303 at June 30, 2018 and 2017, respectively.
7. Subsequent Event

On August 6, 2018, the Company entered into a series of transactions with Genome Protection, Inc. (“GPI”), a Delaware corporation, and Everon BioSciences, Inc. (“Everon”), a New York corporation. GPI was formed by the Company for the purpose of creating a joint venture between the Company and Everon that would be focused on developing anti-aging medications and would seek investment capital from third parties.
As part of this transaction, CBLI entered into a License Agreement with GPI (the “GPI License Agreement”) pursuant to which the Company agreed to license to GPI, on an exclusive basis, the right to develop, manufacture, commercialize and sell products utilizing certain of the Company’s intellectual property underlying the Company’s entolimod drug candidate, solely in the field of use related to the prevention or treatment of any disease, disorder or frailty in humans caused by aging.
Simultaneous with its entry into the License Agreement, the Company also entered into an Assignment Agreement with GPI, dated as of August 6, 2018 (the “GPI Assignment Agreement”). Under the Assignment Agreement, the Company assigned certain intellectual property underlying its superentolimod product candidate and its entolimod vaccine product candidate and GPI licensed back to the Company, on an exclusive, irrevocable basis, the right to develop manufacture, commercialize and sell products relating to the assigned intellectual property for use as a medical countermeasure to treat acute radiation exposure or as a cancer treatment.
As consideration for the licenses granted to GPI under the License Agreement and the assignment of the intellectual property to GPI under the Assignment Agreement, pursuant to a contribution and subscription agreement, GPI issued to the Company 1,000 shares of GPI’s common stock. Contemporaneously with the Company’s entry into the License Agreement and Assignment Agreement, Everon contributed certain of its intellectual property related to the potential development of treatments that address serious medical needs associated with human aging to GPI, also in exchange for 1,000 shares of GPI’s common stock. As a result of each of the Company’s and Everon’s receipt of 1,000 shares of GPI’s common stock, each of the Company and Everon became the owner of 50% of all of the outstanding capital stock of GPI.  The Company is currently evaluating the accounting implications of this transaction.
The Company’s Chief Science Officer, Dr. Andrei Gudkov, has business relationships with Everon, where Dr. Gudkov was a founder and currently serves as its Chief Scientific Officer. Accordingly, the transaction with Everon will likely be considered a transaction with a related party.
The Company’s Chief Executive Officer, Dr. Yakov Kogan, is the sole officer and director of GPI.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations and other portions of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding our future financial position, business strategy, new products, budgets, liquidity, cash flows, projected costs, regulatory approvals, or the impact of any laws or regulations applicable to us, and plans and objectives of management for future operations, are forward-looking statements. The words "anticipate," "believe," "continue," "should," "estimate," "expect," "intend," "may," "plan," "project," "will," and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed here for various reasons. We discuss many of these risks in Item 1A under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017. Factors that may cause such differences include, but are not limited to, our need for additional financing to meet our business objectives, results of our research and development efforts and clinical trials, regulatory developments, our inability to obtain regulatory approval in a timely manner, or at all, product demand, market acceptance, government contracting processes and requirements, the exercise of control over our company by our majority stockholder, and other factors discussed below and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2017.

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
OVERVIEW
We are an innovative biopharmaceutical company developing novel approaches to activate the immune system and address serious medical needs. Our proprietary platform of Toll-like immune receptor activators has applications in mitigation of radiation injury and immuno-oncology. We combine our proven scientific expertise and our depth of knowledge about our products’ mechanisms of action into a passion for developing drugs to save lives. Our most advanced product candidate is entolimod, an immune-stimulatory agent, which we are developing as a radiation countermeasure and an immunotherapy for oncology and other indications. We conduct business in the U.S. and Russia through two subsidiaries, one of which is wholly-owned, BioLab 612, and one of which is owned in collaboration with a financial partner, Panacela. In addition, we conduct business with a former subsidiary, Incuron, which will pay us a 2% royalty on future commercialization, licensing, or sale of certain technology we sold to Incuron.
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
Revenue
Our revenue originates from grants and contracts from both United States ("U.S.") federal government sources and Russian Federation ("Russia") government sources and service contracts with Incuron. U.S. federal grants and contracts are provided to advance research and development of entolimod, our lead product candidate, which we believe is of interest for potential sale to the U.S. Department of Defense ("DoD,") or the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services ("BARDA"). Russian government contracts are provided to advance research and development of our oncology product candidates that may eventually be licensed for sale in Russia. We provide various research, management, business development, and clinical advisory services to Incuron.

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
Recent Developments
As previously reported, on August 6, 2018, the Company entered into a series of transactions with GPI, a corporation formed by the Company for the purpose of creating a joint venture between the Company and Everon that would be focused on developing anti-aging medications and would seek investment capital from third parties. On August 6, 2018, the Company entered into the License Agreement with GPI pursuant to which the Company licensed to GPI, on an exclusive basis, the right to develop, manufacture, commercialize and sell products utilizing the Company’s intellectual property underlying the Company’s entolimod drug candidate, solely in the field of use related to the prevention or treatment of any disease, disorder or frailty in humans caused by aging. Simultaneous with its entry into the License Agreement, the Company also entered into the Assignment Agreement with GPI, under which the Company assigned certain intellectual property underlying its superentolimod product candidate and its entolimod vaccine product candidate and GPI licensed back to the Company, on an exclusive, irrevocable basis, the right to develop manufacture, commercialize and sell products relating to the assigned intellectual property for use as a medical countermeasure to treat acute radiation exposure or as a cancer treatment.

As consideration for the licenses granted to GPI under the License Agreement and the assignment of the intellectual property to GPI under the Assignment Agreement, GPI issued to the Company 1,000 shares of GPI’s common stock. Contemporaneously with the Company’s entry into the License Agreement and Assignment Agreement, Everon contributed certain of its intellectual property related to the potential development of treatments that address serious medical needs associated with human aging to GPI, also in exchange for 1,000 shares of GPI’s common stock. As a result of each of the Company’s and Everon’s receipt of 1,000 shares of GPI’s common stock, each of the Company and Everon became the owner of 50% of all of the outstanding capital stock of GPI.

Subsequent to the intellectual property transfers described above, the Company, GPI and Everon entered into agreements with a third-party investor for the purpose of providing GPI with capital. On August 10, 2018, GPI, Norma Investments Limited, a British Virgin Islands company (“Norma”), the Company and Everon entered into a certain Simple Agreement for Future Equity (the “SAFE”). Under the SAFE, GPI granted Norma the right to purchase shares of GPI’s capital stock in exchange for the payment of up to $30,000,000, of which $10,500,000 was paid shortly after the execution of the SAFE and the remainder may be paid, if at all, in tranches over time. Norma may exercise its right to purchase shares of GPI’s capital stock upon the occurrence of certain events, or otherwise may alternatively be paid an amount equal to its investment amount (plus accrued interest, in certain cases). Under the SAFE, the parties agree that GPI’s board of directors (the “GPI Board”) will consist of four members, two of whom will be selected by Norma, one of whom will be selected by the Company and one of whom will be selected by Everon. The SAFE also provides that the parties will agree that a quorum of the GPI Board will require that at least one of the directors selected by Norma be present. Additionally, the SAFE sets forth a number of actions that GPI will be prohibited from taking without the unanimous consent of all of the members of the GPI Board and sets forth other matters that must be approved by a majority of the members of the GPI Board. The Company and Everon have each guaranteed, to the extent of their powers as stockholders of GPI, the due and punctual performance by GPI of all of its obligations under the SAFE. In connection with the execution of the SAFE, the Company, Everon, GPI and Norma entered into a Director Designation Agreement, dated as of August 10, 2018, pursuant to which the parties made certain commitments as to voting and transfer of their shares of GPI and GPI’s governance.

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

Fair Value of Financial Instruments
We use the Available-For-Sale accounting method to determine the fair value of certain cash equivalents and short-term investments in United States Treasury Notes or certificates of deposit. As of June 30, 2018, we held approximately $0.1 million in cash equivalents, $1.8 million in U.S. Treasury Notes which we classified as Level 1, and $0.7 million in certificates of deposit which we classified as Level 2.

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
As of June 30, 2018, we held approximately $0.4 million in accrued expenses related to warrants to purchase common stock, which we classified as Level 3.
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Revenue
Revenue increased from approximately $0.21 million for the three months ended June 30, 2017 to approximately $0.39 million for the three months ended June 30, 2018, representing an increase of approximately $0.2 million, or 89.9%. This increase is primarily due to an increase in revenues from our Joint Warfighter Medical Research Program ("JWMRP") contract with the DoD for continued preclinical development along with other drug manufacturing activities for entolimod, and increases in revenues from our Incuron service contract. Differences in our revenue sources, by program, between the years are set forth in the following table.

	Program	Three Months Ended June 30,
Funding Source		2018	2017	Variance
DoD	JWMRP Contract (1)	$191,727	$129,094	$62,633
DoD	PRMRP Contract (2)	539	1,660	(1,121)
Incuron	Service contract	199,325	75,402	123,923
		$391,591	$206,156	$185,435

(1)	The Congressionally Directed Medical Research Programs (CDMRP) Joint Warfighter Medical Research Program (JWMRP) contract was awarded on September 1, 2015.

(2)	The CDMRP Peer Reviewed Medical Research Program (PRMRP) grant was awarded effective as of September 30, 2015.

We anticipate our revenue over the next year will continue to be derived primarily from government grants and contracts. We anticipate that DoD revenue will be similar in the next quarter, as we expect to finalize the biocomparability study, and grow in the final quarter of the year as additional DoD-supported studies are expected to be initiated. We also plan to submit proposals for government grants and contracts to various funding sources, but there can be no assurance that we will receive future funding awards. The following table sets forth information regarding our currently active grants and contracts:

				As of June 30, 2018
Funding Source	Program	Total Award Value	Funded Award Value	Cumulative Revenue	Funded Backlog	Unfunded Backlog
DoD	JWMRP Contract	$9,226,455	$9,226,455	$3,055,499	$6,170,956	$—
DoD	PRMRP Contract	6,573,992	6,573,992	75,403	6,498,589	—
		$15,800,447	$15,800,447	$3,130,902	$12,669,545	$—

Research and Development Expenses
R&D expenses decreased from $1.2 million for the three months ended June 30, 2017 to $0.9 million for the three months ended June 30, 2018, representing a decrease of $0.3 million, or 25.0%. Variances in individual development programs are noted in the table below. The net decrease is primarily attributable to a $0.6 million reduction in R&D spending for biodefense applications of entolimod partially offset by a $0.3 million increase in R&D expenses related to the oncology applications of the entolimod family of compounds. The remaining variances are not significant.

	Three Months Ended June 30,
	2018	2017	Variance
Entolimod for Biodefense Applications	$380,914	$950,305	$(569,391)
CBLB612	(1)	3,412	(3,413)
Entolimod for Oncology Indications	363,616	79,685	283,931
	744,529	1,033,402	(288,873)
Curaxins	144,600	88,939	55,661
Panacela product candidates	19,778	66,039	(46,261)
Total research & development expenses	$908,907	$1,188,380	$(279,473)
General and Administrative Expenses
G&A expenses decreased from $0.59 million for the three months ended June 30, 2017 to $0.55 million for the three months ended June 30, 2018, representing a decrease of $0.04 million, or 6.4%. This reduction consisted primarily of a $0.04 million decrease in subcontractor expense and franchise taxes.
Other Income and Expenses
Other expense increased from $4.1 million of other expense for the three months ended June 30, 2017 to $0.2 million of other income for the three months ended June 30, 2018, representing an income increase of $4.3 million, or 104.8%. This increase was primarily related to a $4.3 million non-cash gain related to the change in valuation of our warrant liability as a result of stock price changes as well as warrant expirations.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Revenue
Revenue decreased from approximately $0.78 million for the six months ended June 30, 2017 to approximately $0.62 million for the six months ended June 30, 2018, representing a decrease of approximately $0.16 million, or (20.7)%, principally due to the decrease in activity under our JWMRP contract for continued preclinical development of entolimod's biodefense indication while we await the results of the biocomparability study, partially offset by an increase in our Incuron service contract revenues. Differences in our revenue sources, by program, between the years are set forth in the following table:

	Program	Six Months Ended June 30,
Funding Source		2018	2017	Variance
DoD	JWMRP Contract (1)	$326,644	$544,188	$(217,544)
DoD	PRMRP Contract (2)	1,078	3,423	(2,345)
DoD	DTRA Contract (3)	—	1,886	(1,886)
Incuron	Service contract	291,445	231,633	59,812
		$619,167	$781,130	$(161,963)

(1)	The Congressionally Directed Medical Research Programs (CDMRP) Joint Warfighter Medical Research Program (JWMRP) contract was awarded on September 1, 2015.

(2)	The CDMRP Peer Reviewed Medical Research Program (PRMRP) grant was awarded effective as of September 30, 2015.

(3)	The Defense Threat Reduction Agency (DTRA) contract had additional revenue recognized upon acknowledgment of final annual indirect rates for the fiscal year ended December 31, 2013.
Research and Development Expenses
R&D expenses decreased from approximately $2.6 million for the six months ended June 30, 2017 to approximately $2.2 million for the six months ended June 30, 2018, representing a decrease of approximately $0.36 million, or 13.8%. Variances in individual development programs are noted in the table below. The net decrease is primarily attributable to a $0.83 million reduction in R&D spending for biodefense applications of entolimod under our DoD contracts, partially offset by a $0.48 million increase in R&D expenses related to the oncology applications of the entolimod family of compounds. The remaining variances are not significant. We anticipate an increase in spending for entolimod for biodefense applications as activities increase in the performance of the DoD contracts following the expected completion of our biocomparability study.

	Six Months Ended June 30,
	2018	2017	Variance
Entolimod for Biodefense Applications	1,323,574	2,153,142	$(829,568)
CBLB612	580	25,144	(24,564)
Entolimod for Oncology Indications	634,554	150,365	484,189
	1,958,708	2,328,651	(369,943)
Curaxins	215,461	142,571	72,890
Panacela product candidates	71,208	134,156	(62,948)
Total research & development expenses	2,245,377	2,605,378	$(360,001)
General and Administrative Expenses
G&A expenses decreased from $1.4 million for the six months ended June 30, 2017 to $1.3 million for the six months ended June 30, 2018, representing a net decrease of $0.1 million, or 6.4%. These net reductions consisted primarily of a $0.09 million decrease in subcontractor expense relating to outsourced finance department assistance, and a $0.02 million decrease in compensation expense due to reductions in personnel.
Other Income and Expenses

Other income increased from $4.2 million of other expense for the six months ended June 30, 2017 to $0.8 million of other income for the six months ended June 30, 2018, representing an income increase of $4.9 million, or 118.6%. This income increase was primarily related to a $4.9 million variance related to the valuation of our warrant liability.

Liquidity and Capital Resources
We have incurred net losses of approximately $162.5 million from our inception through June 30, 2018. Historically, we have not generated, and do not expect to generate in the immediate future, revenue from sales of product candidates. Since our founding in 2003, we have funded our operations through a variety of means:

•
From inception through June 30, 2018, we have raised $144.7 million of net equity capital, including amounts received from the exercise of options and warrants. We have also received $7.3 million in net proceeds from the issuance of long-term debt instruments;

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

•	We have been awarded $4.0 million in grants and contracts not described above, all of which have been recognized at June 30, 2018;

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

We have incurred cumulative net losses and expect to incur additional losses related to our R&D activities. We do not have commercial products and have limited capital resources. At June 30, 2018, we had cash, cash equivalents and short-term investments of $6.5 million which, along with the active government contracts described above, are expected to fund our projected operating requirements for at least 12 months beyond the filing date of this Quarterly Report on Form 10-Q. However, until we are able to commercialize our product candidates at a level that covers our cash expenses, we will need to raise substantial additional capital, which we may be unable to raise in sufficient amounts, when needed and at acceptable terms. Our plans with regard to these matters may include seeking additional capital through debt or equity financing, the sale or license of drug candidates, or obtaining additional government research funding. There can be no assurance that we will be able to obtain future financing on acceptable terms, or that we can obtain additional government financing for our operations. If we are unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.
Cash Flows:
The following table provides information regarding our cash flows for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,
	2018	2017	Variance
Cash flows used in operating activities	$(2,281,975)	$(3,898,680)	$1,616,705
Cash flows provided by investing activities	2,012,816	874,167	1,138,649
Cash flows provided by financing activities	55,215	—	55,215
Effect of exchange rate change on cash and equivalents	(9,490)	54,698	(64,188)
Decrease in cash and cash equivalents	(223,434)	(2,969,815)	2,746,381
Cash and cash equivalents at beginning of period	4,230,548	6,901,816	(2,671,268)
Cash and cash equivalents at end of period	$4,007,114	$3,932,001	$75,113
Operating Activities
Net cash used in operating activities decreased by $1.6 million to $2.3 million for the six months ended June 30, 2018 from $3.9 million for the six months ended June 30, 2017. Net cash used in operating activities for the period ending June 30, 2018 consisted of a reported net loss of $2.1 million, which was adjusted down for $0.7 million of net non-cash operating activities, and a $0.6 million net increase due to changes in operating assets and liabilities. The $0.7 million of net non-cash operating activities substantially consisted of changes in the valuation of our warrant liability. Of the $0.6 million of changes in operating assets and liabilities, $0.3 million was due to a net decrease in accounts receivable and other current assets, and $0.3 million was due to a net increase in accrued expenses and accounts payable.
Net cash used in operating activities for the six months ended June 30, 2017 of $3.9 million consisted of a reported net loss of $7.3 million, which was reduced for $4.2 million of net non-cash operating activities, and a $0.8 million net decrease due to changes in operating assets and liabilities. Of the net non-cash operating activities of $4.2 million, $4.2 million was due to changes in the valuation of our warrant liability. Of the $0.8 million of changes in operating assets and liabilities, $0.1 million was due to a net increase in accounts receivable and other currents assets, and $0.7 million was due to a net decrease in accrued expenses and accounts payable.
Investing Activities
Net cash provided by investing activities increased by $1.1 million to $2.0 million for the six months ended June 30, 2018 from net cash provided by investing activities of $0.9 million for the six months ended June 30, 2017. The net cash provided by investing activities for the six months ended June 30, 2018 consisted of net sales of short-term investments. Net cash provided by investing activities for the six months ended June 30, 2017 consisted of net sales of short-term investments.
Financing Activities
Net cash provided by financing activities increased by $0.1 million to $0.1 million for the six months ended June 30, 2018 from $0.0 million for the six months ended June 30, 2017. Net cash provided by financing activities during the six months ended June 30, 2018 consisted of proceeds from the exercise of warrants.

Impact of Exchange Rate Fluctuations
Our reported financial results are affected by changes in foreign currency exchange rates between the U.S. dollar and the Russian ruble. Between January 1, 2018 and June 30, 2018, this rate fluctuated by 9.0%. For calendar 2017, this rate fluctuated by 5.0%. Translation gains or losses result primarily from the impact of exchange rate fluctuations on the reported U.S. dollar equivalent of ruble denominated cash and cash equivalents, and short-term investments. Variances in the exchange rate for these items have not been realized; as such the resulting gains or losses are recorded as other comprehensive income in the equity section of the balance sheet.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting company filers.

Item 4.	Controls and Procedures
Effectiveness of Disclosure
Our management, with the participation of our Chief Executive Officer (performing the functions of the Company's principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2018. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer (performing the functions of the Company's principal executive officer and principal financial officer) concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer (performing the functions of the Company's principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of June 30, 2018, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows, or that are required to be disclosed under the rules of the SEC.

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

101.1
The following information from CBLI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of June 30, 2018 and December 31, 2017; (ii) Consolidated Condensed Statements of Operations for the Three and Six Months Ended June 30, 2018 and 2017; (iii) Consolidated Condensed Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2018 and 2017; (iv) Consolidated Condensed Statements of Stockholders’ Equity for the Six Months Ended June 30, 2018; (v) Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017; and (vi) Notes to Consolidated Condensed Financial Statements.

*	Filed herewith.

Signatures
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated: August 14, 2018	By:	/s/ YAKOV KOGAN
Yakov N. Kogan
Chief Executive Officer
(Principal Executive and Principal Financial Officer)