Form 10-K
period 2018-12-31
CLEVELAND BIOLABS INC
filed 2019-03-07
CIK 1318641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2018, was $11,633,726. There were 11,298,239 shares of common stock outstanding as of March 5, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s 2019 Annual Meeting of Stockholders is incorporated by reference in Part III to the extent described therein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018.

Cleveland BioLabs, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2018

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
We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed here for various reasons. Factors that could contribute to such differences include, but are not limited to:

•	our need for additional financing to meet our business objectives;

•	our history of operating losses;

•	our ability to successfully develop, obtain regulatory approval for, and commercialize our products in a timely manner;

•	our plans to research, develop and commercialize our product candidates;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our plans and expectations with respect to future clinical trials and commercial scale-up activities;

•	our reliance on third-party manufacturers of our product candidates;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates;

•	regulatory requirements and developments in the United States, the European Union and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or may become available;

•	our ability to attract and retain key scientific or management personnel;

•	our reliance on government funding for a significant portion of our operating costs and expenses;

•	government contracting processes and requirements;

•	the exercise of control over our company our by our majority stockholder;

•	the geopolitical relationship between the United States and the Russian Federation, as well as general business, legal, financial and other conditions within the Russian Federation;

•	our ability to obtain and maintain intellectual property protection for our product candidates;

•	our potential vulnerability to cybersecurity breaches; and

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
Entolimod, a Toll-like receptor 5 ("TLR5") agonist, which we are developing as a medical radiation countermeasure ("MRC") for reducing the risk of death from Acute Radiation Syndrome ("ARS") is our most advanced product candidate. Other indications, including immunotherapy for oncology, have been or may in the future be investigated as well.
Entolimod as a MRC is being developed under the United States Food & Drug Administration’s ("FDA’s" or "Agency's") Animal Efficacy Rule (the "Animal Rule") for the indication of reducing the risk of death following exposure to potentially lethal irradiation occurring as a result of a radiation disaster (see "- Government Regulation - Animal Rule"). We believe that entolimod is the most efficacious MRC currently in development. The following is a summary of the clinical development of entolimod as an MRC to date and its related regulatory status.
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
We met with the FDA in July 2014 to present our human dose-conversion and to discuss our intent to submit an application for pre-Emergency Use Authorization ("pre-EUA"), a form of authorization granted by the FDA under certain circumstances (see "- Government Regulation - Emergency Use Authorization"). The FDA confirmed that our existing efficacy and safety data and animal-to-human dose conversion were sufficient to proceed with a pre-EUA application and agreed to accept a pre-EUA application for review. The pre-EUA application was submitted in the second quarter of 2015. As part of the Company's response to pre-EUA review comments received from the FDA, we met with the Agency in the first quarter of 2016 to discuss various aspects of entolimod manufacturing. The Agency specified that the Company needs to establish comparability between the drug formulation used in previously conducted preclinical and clinical studies and the entolimod drug formulation proposed for commercialization under the pre-EUA. The FDA also indicated that further review of the pre-EUA dossier would not proceed until these comparability data have been evaluated by the Agency.
To establish the comparability of the older formulation and the new formulation, the FDA requested that we first perform a side-by-side analytical comparability study between the two entolimod drug formulations. Thereafter, the Agency requested that we conduct an in vivo study in non-human primates ("NHP") to establish bio-comparability. The side-by-side analytical comparability analysis of the two formulations of entolimod was completed and the study report was submitted to the FDA in the first quarter of 2017. The FDA has reviewed this data and indicated that we could proceed with the bio-comparability study in NHP in the second quarter of 2017. Due to unexpected delays in the analytical tests performed by Company vendors, the study was finally completed and data were unblinded in early 2019. While the NHP study was ongoing, the FDA proceeded with further review of the entolimod chemistry, manufacturing, and controls ("CMC") information in our pre-EUA dossier and in first quarter 2019 the Agency provided us with comments and questions on various aspects of entolimod CMC. Per FDA recommendation, the Company has now requested a meeting to brief the FDA on the results of the NHP bio-comparability data and is preparing responses to the FDA comments on entolimod CMC. We expect that after review and discussion of the bio-comparability data and the CMC information, the FDA will proceed with review of additional components of the pre-EUA dossier.
If the FDA approves the pre-EUA application, then Federal agencies will be free to procure entolimod for stockpiling so that the drug is available to distribute in the event of an emergency, i.e., prior to the drug being formally approved by FDA under a Biologics

License Application ("BLA"). Such authorization is not equivalent to full licensure through approval of a BLA, but precedes full licensure, and, importantly, would position entolimod for potential sales in advance of full licensure in the U.S. We further believe pre-EUA status will position us to explore sales opportunities with foreign governments.
In addition, the Company submitted a Marketing Authorization Application ("MAA") with the European Medicines Agency ("EMA") for entolimod as a MRC in Europe. The MAA was validated by the EMA in the fourth quarter of 2017 but was withdrawn in August 2018 because a complete response to certain questions posed by the EMA could not be prepared in the time frame required by the EMA's review process as a result of the delay in our receipt of the results of the bio-comparability study. We will evaluate our next steps with the EMA in parallel with progress on review of the pre-EUA application.
In September 2015, we announced two awards totaling approximately $15.8 million in funding from the United States Department of Defense ("DoD"), office of Congressionally Directed Medical Research Programs to support further development of entolimod as a MRC. These awards have funded, and will continue to fund, additional preclinical and clinical studies of entolimod, which are needed for a BLA. In October 2016, the DoD modified the original statement of work of one of these contracts (Joint Warfighter Medical Research Program ("JWMRP") contract award number W81XWH-15-C-0101) by eliminating certain tasks no longer deemed critical for the preparation of the BLA and established new tasks to address the formulation questions raised by the FDA during the review of the pre-EUA dossier, including an aim to conduct the NHP bio-comparability study along with other drug manufacturing -related activities. In September 2017, the DoD further modified the contract by extending its term to 2019 on a no-cost basis.
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
In the third quarter of 2018, the Company created a joint venture called Genome Protection, Inc. ("GPI") with Everon Biosciences, Inc. ("Everon"). GPI, which is currently 50% owned by the Company and 50% owned by Everon, is undertaking a research and development program aimed at clinical testing of entolimod and GP532 (a variant of our entolimod drug candidate) and the development of medications with anti-aging and other indications associated with genome damage. GPI is being initially funded by an investment from venture capital fund Norma Investments Limited ("Norma"). Under the terms of the arrangement with Norma, GPI granted Norma the right to purchase shares of GPI’s capital stock in the future in exchange for the payment of up to $30 million, of which $10.5 million was paid shortly after execution of the transaction documents.

Mobilan is a recombinant non-replicating adenovirus that directs expression of TLR5 and its agonistic ligand, a secretory non-glycosylated version of entolimod we are also developing through our subsidiary, Panacela Labs, Inc. ("Panacela"). Two randomized, placebo-controlled, dose-ranging studies of Mobilan in men with prostate cancer are currently ongoing in the Russian Federation.
CORPORATE INFORMATION
We were incorporated in Delaware in June 2003 as a corporation spun off from The Cleveland Clinic. We exclusively license our founding intellectual property from The Cleveland Clinic. In 2007, we relocated our operations to Buffalo, New York and became affiliated with Roswell Park Cancer Institute ("RPCI"), through technology licensing and research collaboration relationships. Our common stock is listed on the NASDAQ Capital Market under the symbol "CBLI."
Our principal executive offices are located at 73 High Street, Buffalo, New York 14203, and our telephone number at that address is (716) 849-6810.

Since inception we have formed several subsidiaries to best capitalize on our unique ability to leverage financial and clinical development resources in Russia. In December 2009, we created Incuron LLC ("Incuron") with BioProcess Capital Ventures ("BCV") to develop Curaxin compounds (defined below). We have since sold our equity interest in Incuron, but maintain a right to royalty payments, as later described, and we conduct drug development activities on behalf of Incuron in the U.S. In September 2011, we created Panacela, a U.S. entity, with Joint Stock Company "Rusnano" ("Rusnano") to develop Mobilan and other product candidates (described below.) Simultaneous with the formation of Panacela, was the creation of a wholly-owned Russian subsidiary of Panacela named Panacela Labs, LLC. Finally, we have a wholly-owned Russian subsidiary, BioLab 612, LLC.
CBLI and Panacela each have development and commercialization rights to product candidates in development, subject to certain financial obligations to our current licensors.
In 2018, as discussed above, we formed GPI with Everon to undertake a research and development program aimed at clinical testing of entolimod and GP532 (a variant of our entolimod drug candidate) and the development of medications with anti-aging and other indications associated with genome damage.
The CBLI logo and CBLI product names are proprietary trade names of CBLI, its subsidiaries. We may indicate U.S. trademark registrations and U.S. trademarks with the symbols "®" and "™", respectively. Third-party logos and product/trade names are registered trademarks or trade names of their respective owners.
PRODUCT DEVELOPMENT PIPELINE
Our product development programs arise from both internally developed and in-licensed intellectual property from our innovation partners, The Cleveland Clinic and RPCI. In building the Company’s product development pipeline, we intentionally pursued targets with applicability across multiple therapeutic areas and indications. This approach gives us multiple product opportunities and ensures that our success is not dependent on any single product or indication. However, most of our efforts during the last two fiscal years have focused on developing entolimod's ARS indication.
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
Thus, we designed two oppositely-directed general therapeutic concepts:

(a)
temporary and reversible suppression of apoptosis in normal cells to protect healthy tissues from stress-induced damage using compounds we categorize as Protectans, which include entolimod and Mobilan; and,

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
The market for medical radiation countermeasures grew dramatically following the September 11, 2001 terrorist attacks and the subsequent use of anthrax in a biological attack in the U.S. Terrorist activities worldwide have continued in the intervening years and the possibility of chemical, biological, radiation and nuclear attacks continues to represent a perceived threat for governments world wide. In addition to the U.S. government, which maintains a national stockpile of products for emergency use (the "National Stockpile"), we believe the potential markets for the sale of radiation countermeasures include U.S. federal, state and local governments, including defense and public health agencies; foreign governments; non-governmental organizations; multinational corporations; transportation and security companies; healthcare providers; and, nuclear power facilities.
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
Our clinical studies of entolimod in 150 healthy human subjects demonstrated the safety profile of entolimod and established the dose-dependent effect of entolimod on efficacy biomarkers in humans. In these studies, and in the oncology studies in which more than 60 cancer patients have been administered to date, transient decrease in blood pressure and elevation of liver enzymes were observed along with transient mild to moderate flu-like syndrome. Such effects are the most common adverse events and they are linked to up-regulation of cytokines that are also biomarkers for efficacy.
As discussed above, we are seeking pre-EUA authorization from the FDA for entolimod, for which we submitted an application and have ongoing discussions with the FDA.
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

We completed a Phase 1 open-label, dose-escalation trial of entolimod in 26 patients with advanced cancer in the U.S. in 2015 and an extension study in additional patients in Russia receiving the entolimod drug product formulation proposed for commercialization is ongoing. The data for the U.S. study were presented at the 2015 annual meeting of ASCO. 26 patients with previously treated metastatic cancers, including colorectal, non-small cell lung, anal and urothelial bladder tumors were enrolled in the study. Stable disease for more than 6 weeks was observed in 8 patients with various cancer types; among these, 3 patients (with anal, colorectal and urothelial cancers) had maintenance of stable disease for more than 12 weeks. Patients exhibited CD8+ T-cell activation with stable or decreased levels of myeloid-derived suppressive cells, accompanied by increased immunostimulatory cytokines (G-CSF, IL-6, and IL-8). The tolerability profile in patients with advanced cancer was similar to that observed in two previously conducted studies in 150 healthy subjects receiving entolimod. As expected with activation of innate immune pathways, common adverse events were flu-like symptoms and fever, with some patients having transient, spontaneously resolving tachycardia, hypotension and hyperglycemia. Overall, treatment with entolimod was well tolerated.
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
On August 6, 2018, we entered into a license agreement with GPI pursuant to which the Company licensed to GPI, on an exclusive basis, the right to develop, manufacture, commercialize, and sell entolimod in the field of use related to the prevention or treatment of any disease, disorder, or frailty in humans caused by aging, including treatment of "cancer survivors" (i.e., persons who are proclaimed to be "cancer free" at the time of treatment, but have been damaged by conventional cancer therapy). We retained the exclusive worldwide development and commercialization rights to entolimod for use as an ARS indication and concurrent radiation treatment of humans diagnosed with oncological conditions at the time of treatment.

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
In 2016, Panacela completed enrollment of patients in a Phase 1 multicenter, randomized, placebo-controlled, single-blinded study in Russia evaluating single injections of ascending doses of Mobilan administered directly into the prostate of patients with prostate cancer. In addition, recruitment of prostate cancer patients was recently completed in another multicenter, randomized, double-blind study in Russia evaluating the safety, pharmacodynamics, and efficacy of different treatment regiments of Mobilan.
Panacela holds exclusive worldwide development and commercialization rights to Mobilan.
As of December 31, 2018, we owned 67.57% of Panacela.
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
Incuron has two ongoing Phase 1 studies in patients with advanced, solid tumors, one in Russia evaluating the oral administration of CBL0137 and one in the U.S. evaluating the intravenous administration of CBL0137. These studies are designed to investigate the safety, pharmacokinetics, pharmacodynamics, and antitumor activity of CBL0137. Incuron is conducting these parallel evaluations of oral and intravenous routes of administration and continuous low-dose versus interrupted high-dose schedules to reduce the company’s developmental risk by fully characterizing the clinical pharmacology of CBL0137.
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
Through December 31, 2018, CBLI had paid The Cleveland Clinic $150,000 for milestone payments on products limited to biodefense uses, and $400,000 for all other products.
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
Under the sponsored research agreements with RPCI, we own any invention that is described in our research plan, co-own any inventions not described in our research plan that are made by Dr. Andrei Gudkov, our Chief Scientific Officer, and RPCI owns any other inventions not described in our research plan. We further have a right to exclusively license from RPCI any invention developed under such sponsored research agreements that are owned by RPCI. Such sponsored research agreements with RPCI expire in 2019, although we expect to enter into similar future arrangements.
We entered into an asset transfer and clinical trial agreement with RPCI for the conduct, by RPCI, of our Phase 1 clinical trial to evaluate the safety and pharmacokinetic profile of entolimod in patients with advanced cancers, which has now been largely completed.
Rusnano
In 2011, we formed Panacela with Rusnano to carry out a complete cycle of development and commercialization of medications in Russia for the treatment of oncological, infectious or other diseases. We invested $3.0 million in Panacela preferred shares and warrants, and, together with certain third-party owners, assigned and/or exclusively licensed, as applicable, to Panacela worldwide development and commercialization rights to five preclinical product candidates in exchange for Panacela common shares. Rusnano invested $9.0 million in Panacela preferred shares and warrants. In 2013, Rusnano loaned Panacela $1.5 million through a convertible term loan (the "Panacela Loan"). In December of 2015, together with Rusnano, we recapitalized Panacela to fully retire the Panacela Loan and certain other trade payables. Rusnano maintained its ownership percentage in Panacela, while CBLI's ownership stake grew to 66.77%. As of December 31, 2018, we had an ownership stake of approximately 67.57%.
Everon Biosciences
On August 6, 2018, we entered into a series of transactions with our joint venture, GPI, and Everon. GPI was formed by the Company to undertake a research and development program aimed at clinical testing of entolimod and GP532 (a variant of our entolimod drug candidate) and to develop medications with anti-aging and other indications associated with genome damage. Under the terms of a license agreement entered into with GPI, we agreed to license to GPI, on an exclusive basis, the right to develop, manufacture, commercialize, and sell products utilizing the Company’s intellectual property underlying the Company’s entolimod drug candidate, solely in the field of use related to the prevention or treatment of any disease, disorder, or frailty in humans caused by aging. Entolimod’s use as an acute radiation treatment medication is retained by the Company under the license agreement. The intellectual property is licensed pursuant is separate licenses; the license of our intellectual property underlying entolimod’s oncology indication is being licensed on a paid-up, royalty-free basis while the license of our intellectual property underlying entolimod’s composition is being granted on a fee-bearing and royalty-bearing basis, with such fees and royalties comprising those included in the original license agreement pursuant to which we originally licensed such intellectual property from The Cleveland Clinic Foundation, with such fees and royalties payable to The Cleveland Clinic Foundation.
Under the license agreement, GPI retains responsibility for its own development and commercialization activities but is required to provide us with access to all clinical, safety, and other data arising from its development activities. We must disclose and transfer all of our know-how pertaining to the licensed intellectual property and provide entolimod product samples to GPI for use in GPI’s clinical trials. The license agreement requires the parties to work together to coordinate efforts between them with respect to regulatory filings, proper reporting of adverse events, the development of standard clinical and quality assurance operating procedures, and the amount of product to be supplied by us to GPI for the conduct of GPI’s development activities.
We also entered into an assignment agreement with GPI, under which we assigned certain intellectual property underlying our GP532 product candidate and our entolimod vaccine product candidate and GPI licensed back to us, on an exclusive, irrevocable basis, the right to develop manufacture, commercialize, and sell products relating to the assigned intellectual property for use as a medical countermeasure to treat acute radiation exposure or as a cancer treatment. Under the terms of the assignment, we retain responsibility for our own development and commercialization activities, but GPI is required to use commercially reasonable efforts to supply to us at no surcharge the number of product samples that it has available for clinical trials that we sponsor and necessary in connection with our efforts to obtain regulatory approval for any drug candidates. The assignment requires us to pay a royalty to GPI of 2% of our net sales of any products covered by or using the assigned intellectual property subject to the license-back in each calendar year beginning on the date of the first commercial sale of any such product until patent protection is no longer available for the assigned intellectual property in the U.S., France, Germany, Italy, Japan, Spain, or the United Kingdom. We are further required to make payments to GPI upon the achievement of certain milestones in the development of product candidates utilizing the licensed intellectual property.
As consideration for the licenses granted to GPI and the assignment of the intellectual property to GPI, GPI issued to the Company 1,000 shares of GPI’s common stock. Contemporaneously with the Company’s entry into the license and assignment, Everon contributed certain of its intellectual property related to the potential development of treatments that address serious medical needs associated with human aging to GPI, also in exchange for 1,000 shares of GPI’s common stock. As a result of each of the Company’s and Everon’s receipt of 1,000 shares of GPI’s common stock, each of the Company and Everon became the owner of 50% of all of the outstanding capital stock of GPI. Additionally, in exchange for providing funding, Norma, a venture capital fund, has the right to acquire shares of GPI’s capital stock in the future. We currently own 50% of the outstanding capital stock of GPI.
INTELLECTUAL PROPERTY
Our intellectual property consists of patents, trademarks, trade secrets, and know-how. Our ability to compete effectively depends in large part on our ability to obtain patents for our technologies and products, maintain trade secrets, operate without infringing the rights of others, and prevent others from infringing our proprietary rights. We will be able to protect our proprietary technologies from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents, or are effectively maintained as trade secrets. As a result, patents or other proprietary rights are an essential element of our business. Our patent portfolio includes patents and patent applications with claims directed to compositions of matter, pharmaceutical formulations, and methods of use. Some of our issued patents, and the patents that may be issued based on our patent applications, may be eligible for patent life extension under the Drug Price Competition and Patent Term Restoration Act of 1984 in the U.S., supplementary protection certificates in the European Union ("E.U.") or similar mechanisms in other countries or territories. The following are the patent positions relating to our product candidates as of December 31, 2018.
In the U.S., we have 20 issued patents or allowed patent applications relating to our clinical-stage programs expiring on various dates between 2024 and 2032 as well as numerous pending patent applications and foreign counterpart patent filings which relate to our proprietary technologies. These patents and patent applications include claims directed to compositions of matter and methods of use.
We have 15 issued or allowed U.S. patents covering entolimod, which expire between 2024 and 2032. These patents include composition of matter claims, as well as method of use claims relating to our biodefense and oncology indications, reducing effects of chemotherapy, and treatment of reperfusion injuries. In addition, we have pending U.S. patent applications related to compositions of matter, oncology methods of use, and others biodefense methods, which, if issued, will expire between 2025 and 2035.
We have 4 issued or allowed U.S. patents covering CBLB612 and related agents, which expire between 2026 and 2027. These patents include composition of matter and methods of use claims.
We have one issued U.S. patent covering compositions of matter for various vectors, including Mobilan, which expires in 2032. We also have issued or allowed patents covering Mobilan and related agents, which expire in 2030 that cover a broad list of international territories including the E.U., Australia, Japan, and Russia.  These patents include composition of matter and methods of use claims.
In addition, as of December 31, 2018, we have approximately forty additional patents and patent applications filed worldwide. Any patents that may issue from our pending patent applications would expire between 2024 and 2035, excluding patent term extensions. These patents and patent applications disclose compositions of matter and methods of use.

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
RESEARCH AND DEVELOPMENT
As of December 31, 2018, our research and development group, including Russian-based personnel, consisted of 7 individuals. Our research and development focuses on management of outsourced preclinical research, clinical trials, and manufacturing technologies. We invested $3.6 million and $5.0 million in research and development in the years ended December 31, 2018 and 2017, respectively.
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

The U.S. government has purchased several colony stimulating factors to treat injuries to bone marrow in victims of radiological or nuclear accidents or acts of terrorism for the National Stockpile. In 2013, it paid $157 million to Amgen USA, Inc. for 541,000 doses of Neupogen® and $37 million to Sanofi-Aventis U.S., LLC for 66,000 doses of Leukine® (granulocyte-macrophage colony-stimulating factor). In October 2016, the U.S. government purchased an additional $37.6 million worth of Leukine® and peg-filgrastim, Neulasta®, from Amgen USA, Inc., for another $37.7 million. The U.S government also announced that it continues to work with Sanofi-Aventis to support the studies needed to request FDA approval of Leukine®. These purchases were made using funding and authority provided through the Project BioShield Act of 2004. Under the Project BioShield Act, the U.S. government supports the advanced development and procurement of new medical countermeasures - drugs, vaccines, diagnostics, and medical supplies - to protect health against chemical, biological, radiological, and nuclear threats.

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
Entolimod Immuno-Oncology Program and Mobilan
Immunotherapies are major drivers of commercial growth in cancer therapy and constitute the primary competition for a potential immunotherapeutic agent like entolimod or Mobilan. Examples of marketed drugs in these categories include: pembrolizumab (Keytruda®) (Merck) indicated for advanced melanoma, metastatic non-small cell lung cancer ("NSCLC"), recurrent or metastatic head and neck squamous cell carcinoma, refractory classical Hodgkin lymphoma, and urothelial carcinoma; nivolumab (Opdivo®) (Bristol-Myers Squibb Company) for advanced melanoma and metastatic squamous NSCLC, hepatocellular carcinoma, head and neck squamous cell carcinoma, renal cell carcinoma, classical Hodgkin lymphoma, urothelial carcinoma, and high or mismatch repair deficient metastatic colorectal cancer; ipilimumab (Yervoy®) (Bristol-Myers Squibb) of unresectable or metastatic melanoma, and for non-muscle-invasive bladder cancer. These drugs may be appropriate combination partners for entolimod or Mobilan in the appropriate treatment settings. However, these drugs may also be competitors for the market share in the treatment of various tumor types.
MANUFACTURING
Our product candidates are biologics and small molecules that can be readily synthesized by processes that we have developed. We do not own or operate manufacturing facilities for the production of our product candidates for preclinical, clinical, or commercial quantities. We rely on third-party manufacturers, and in most cases only one third-party, SynCo Bio Partners B.V., to manufacture critical raw materials, drug substance and final drug product for our research, preclinical development, and clinical trial activities. Commercial quantities of any drugs we seek to develop will have to be manufactured in facilities and by processes that comply with the FDA and other regulations, and we plan to rely on third parties to manufacture commercial quantities of products we successfully develop.
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
U.S. Drug Development Process
In the U.S., the FDA regulates drugs and drug testing under the Federal Food, Drug, and Cosmetic Act and in the case of biologics, also under the Public Health Service Act. Our product candidates must follow processes consistent with these laws before they may be marketed in the U.S.:

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

•	submission to and review and approval by the FDA of a NDA or BLA prior to any commercial sale or shipment of a product; or in the case of entolimod, a pre-EUA prior to sales to the National Stockpile.

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
The IND process. The FDA requires a 30-day waiting period after the submission of an IND application before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period or at any time thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a "clinical hold" that may affect one or more specific studies, or all studies conducted under the IND. In the case of a clinical hold, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials placed on hold can begin or continue. The IND application process may be extremely costly and could substantially delay development of our products. Moreover, positive results of preclinical animal tests do not necessarily indicate positive results in clinical trials.
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
Upon submission of an NDA or BLA, the FDA will make a threshold determination of whether the application is sufficiently complete to permit review, and, if not, will issue a refuse-to-file letter. If the application is accepted for filing, the FDA will attempt to review and take action on the application in accordance with performance goal commitments the FDA has made in connection with the prescription drug user fee law in effect at that time. Current timing commitments under the user fee law vary depending on whether an NDA or BLA is for a priority drug or not, and in any event are not a guarantee that an application will be approved or even acted upon by any specific deadline. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA or BLA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee. The FDA may deny or delay approval of applications that do not meet applicable regulatory criteria or if the FDA determines that the data do not adequately establish the safety and efficacy of the drug. In addition, the FDA may approve a product candidate subject to the completion of post-marketing studies, commonly referred to as Phase 4 trials, to monitor the effect of the approved product. The FDA may also grant approval with restrictive product labeling or may impose other restrictions on marketing or distribution such as the adoption of a Risk Evaluation and Mitigation Strategies ("REMS").
Manufacturing and post-marketing requirements. If approved, a pharmaceutical may only be marketed in the dosage forms and for the indications approved in the NDA or BLA, as applicable. Special requirements also apply to any samples that are distributed in accordance with the Prescription Drug Marketing Act. The manufacturers of approved products and their manufacturing facilities are subject to continual review and periodic inspections by the FDA and other authorities where applicable, and must comply with ongoing requirements, including the FDA’s GMP requirements. Once the FDA approves a product, a manufacturer must provide certain updated safety and efficacy information, submit copies of promotional materials to the FDA, and make certain other required reports. Product and labeling changes, as well as certain changes in a manufacturing process or facility or other post-approval changes, may necessitate additional FDA review and approval. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as untitled letters, warning letters, suspension of manufacturing, seizure of product, voluntary recall of a product, injunctive action or possible criminal or civil penalties. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval. Because we intend to contract with third parties for manufacturing of our products, our ability to control third-party compliance with FDA requirements will be limited to contractual remedies and rights of inspection. Failure of third-party manufacturers to comply with GMP or other FDA requirements applicable to our products may result in, among other things, total or partial suspension of production, failure of the government to grant approval for marketing, and withdrawal, suspension, or revocation of marketing approvals. With respect to post-market product advertising and promotion, the FDA imposes a number of complex regulations on entities that advertise and promote pharmaceuticals, which include, among others, standards for direct-to-consumer advertising, promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as "off-label use"), industry-sponsored scientific and educational activities, and promotional activities involving the Internet. Failure to comply with FDA requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.
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
All data obtained from the preclinical studies and clinical trials of entolimod, in addition to detailed information on the manufacture and composition of the product, would be submitted in a BLA to the FDA for review and approval for the manufacture, marketing, and commercial shipment of entolimod.
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
Foreign Drug Development and Approval Regulation
In addition to regulations in the U.S., we are and will be subject to a variety of foreign regulations governing clinical trials and will be subject to a variety of foreign regulation governing commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary greatly from country to country. To our knowledge, other countries, at this time, do not have an equivalent to the Animal Rule and, as a result, do not have established criteria for review and approval of these types of products outside their normal review process, but some countries may have similar policy objectives in place for these product candidates.

European Drug Development and Approval Regulations. The EMA is an E.U. agency responsible for the evaluation of medical products. Like the FDA, the EMA mandates preclinical testing, three phases of clinical trials, and a final approval procedure as part of the drug development process. In the U.S., however, clinical trials and market approval are conducted under FDA supervision and no authorizations can be obtained at the state level. In the E.U., clinical trials are initiated on a member state level and market authorization may follow a centralized, decentralized, or a mutual recognition pathway. The centralized pathway allows a candidate drug to be reviewed by the EMA and recommended to the European Commission for final approval. This pathway is mandatory for therapeutics treating specific conditions, such as cancer, HIV/ AIDS, diabetes, and rare diseases. In the decentralized procedure, applications for market authorization by the European Commission can be simultaneously requested from each member state. In the mutual recognition procedure, a drug is first evaluated by a single member state and the assessment may be used to obtain market authorization in another member state. This process is common for the approval of generic pharmaceuticals.
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
EMPLOYEES

As of February 12, 2019, CBLI and its consolidated subsidiaries had 16 employees, 11 of whom are located in the U.S. and 5 of whom are located outside of the U.S. Of these employees, 11 were employed on a full-time basis and 5 were employed on a part-time basis.
ENVIRONMENT
We have made, and will continue to make, expenditures for environmental compliance and protection. Expenditures for compliance with environmental laws and regulations have not had, and are not expected to have, a material effect on our capital expenditures, results of operations, or competitive position.
AVAILABLE INFORMATION
We maintain a website at cbiolabs.com. Information on our website is not incorporated by reference into this Annual Report on Form 10-K and does not constitute a part of this Annual Report on Form 10-K. We make available, free of charge, on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are available, electronically filed with, or furnished to the SEC. These reports are also available at the SEC’s website at www.sec.gov.
Item 1A. Risk Factors
Risks Relating to our Financial Position and Need for Additional Financing
We will require substantial additional financing in order to meet our business objectives.
Since our inception, most of our resources have been dedicated to preclinical and clinical research and development ("R&D") of our product candidates. In particular, we are currently developing several product candidates, each of which will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future in the development of these product candidates. These expenditures will include costs associated with preclinical and clinical R&D, obtaining regulatory approvals, product manufacturing, corporate administration, business development, and marketing and selling for approved products. In addition, other unanticipated costs may arise. As of December 31, 2018, our cash, cash equivalents, and short-term investments amounted to $4.1 million.
Because the outcome and timing of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts of capital necessary to successfully complete the development and commercialization of our product candidates. Our future capital requirements depend on many factors, including:

•	the number and characteristics of the product candidates we pursue;

•	the scope, progress, results, and costs of researching and developing our product candidates, and conducting pre-clinical and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the cost of commercialization activities for any of our product candidates that are approved for sale, including marketing, sales, and distribution costs;

•	the cost of manufacturing our product candidates and any products we successfully commercialize;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	the success of the pre-EUA submission we made with the FDA, and any future submissions in the U.S., E.U., and other countries that we may make; and

•	the timing, receipt, and amount of sales of, or royalties on, our future products, if any.
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
We expect to continue to incur losses.
We have incurred significant losses to date. We reported net losses of approximately $3.7 million and $9.8 million for the years ended December 31, 2018 and 2017, respectively. We expect significant losses to continue for the next few years as we spend substantial sums on the continued R&D of our proprietary product candidates, and there is no certainty that we will ever become profitable as a result of these expenditures. As a result of losses that will continue throughout our development stage, we may exhaust our financial resources and be unable to complete the development of our product candidates.
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
Our independent auditor has expressed substantial doubt about our ability to continue as a going concern.
Our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern in its audit report on our financial statements for the year ended December 31, 2018.  We have incurred net losses of approximately $164.1 million from our inception through December 31, 2018, and historically we have not generated, and do not expect to generate in the immediate future, revenue from sales of our product candidates.  We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. This raises substantial doubt about our ability to continue as a going concern.  Until we are able to commercialize our product candidates at a level that covers our cash expenses, we will need to raise substantial additional capital, which we may be unable to raise in sufficient amounts, when needed, or at acceptable terms.  Our plans with regard to these matters may include seeking additional capital through debt or equity financing in public or private transactions, the sale or license of drug candidates, or obtaining additional research funding from the U.S. or Russian governments.  There can be no assurance that we will be able to obtain future financing on acceptable terms, or that we can obtain additional government financing for our operations. If we are unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued, which may have a material adverse effect on our business, financial condition and operating results.
Our ability to use our net operating loss carryforwards may be limited.
As of December 31, 2018, we had federal net operating loss carryforwards ("NOLs") of $144.0 million to offset future taxable income, of which $139.7 million begins to expire if not utilized by 2023, and $4.3 million, which has no expiration. We also had approximately $4.2 million of federal tax credit carryforwards which begin to expire if not utilized by 2024. The Company also has U.S. state net operating loss carryforwards of approximately $89.8 million, which begin to expire if not utilized by 2027 and state tax credit carryforwards of approximately $0.3 million, which begin to expire if not utilized by 2022.
The purchase of 6,459,948 shares of common stock by David Davidovich, our majority stockholder, yielded a post-transaction ownership percentage of 60.2% for him. We believe it highly likely that this transaction will be viewed by the U.S. Internal Revenue Service as a change of ownership as defined by Section 382 of the Internal Revenue Code ("Section 382"). Consequently, the utilization of these NOL and tax credit carryforwards, as well as any additional NOL and tax credit carryforwards generated in 2015 through the issuance date of July 9, 2015, will be limited according to the provisions of Section 382, which could significantly limit the Company’s ability to use these carryforwards to offset taxable income on an annual basis in future periods. As such, a significant portion of these carryforwards could expire before they can be utilized, even if the Company is able to generate taxable income that, except for this transaction, would have been sufficient to fully utilize these carry forwards.
Risks Related to Product Development
We may not be able to successfully and timely develop our products.
Our product candidates range from ones currently in the research stage to ones currently in the clinical stage of development and all require further testing to determine their technical and commercial viability. Our success will depend on our ability to achieve scientific, clinical, and technological advances and to translate such advances into reliable, commercially competitive products in a timely manner. In addition, the success of our subsidiaries and joint ventures will depend on their ability to meet developmental milestones in a timely manner or to fulfill certain other development requirements under contractual agreements, which are prerequisites to their receipt of additional funding from their non-controlling interest holders or the government agency funding their R&D efforts. Products that we may develop are not likely to be commercially available for several years. The proposed development schedules for our products may be affected by a variety of factors, including, among others, technological difficulties, proprietary technology of others, the government approval process, the availability of funds, disagreements with the financial partners in our subsidiaries or joint ventures, and changes in government regulation, many of which will not be within our control. Any delay in the development, introduction or marketing of our products could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects and the unproven technology involved, we may not be able to successfully complete the development or marketing of any products.

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

•	the economic feasibility of the product is not attainable due to high manufacturing costs, pricing or reimbursement issues, or other factors;

•	one or more of our financial partners in our subsidiaries or joint ventures and us do not agree on the development strategy of our products; or

•	proprietary rights of others and their competing products and technologies may prevent our product from being commercialized.
Our collaborative relationships with third parties could cause us to expend significant resources and incur substantial business risk with no assurance of financial return.
We anticipate substantial reliance upon strategic collaborations for marketing and commercialization of our product candidates and we may rely even more on strategic collaborations for R&D of our product candidates. Our business depends on our ability to sell drugs to both government agencies and to the general pharmaceutical market. Offering entolimod for its biodefense indication to government agencies may require us to develop new sales, marketing or distribution capabilities beyond those already existing in the Company and we may not be successful in selling entolimod for its biodefense indication in the U.S. or in foreign countries despite our efforts. Selling oncology drugs will require a more significant infrastructure. We plan to sell oncology drugs through strategic partnerships with pharmaceutical companies. If we are unable to establish or manage such strategic collaborations on terms favorable to us in the future, our revenue and drug development may be limited. To date, we have not entered into any strategic collaboration with a third-party capable of providing these services and we can make no guarantee that we will be able to enter into a strategic collaboration in the future. In addition, we have not yet marketed or sold any of our product candidates or entered into successful collaborations for these services in order to ultimately commercialize our product candidates. We also rely on third-party collaborations with our manufacturers. Manufacturers producing our product candidates must follow GMP regulations enforced by the FDA and foreign equivalents.
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
Panacela and GPI have significant non-controlling interest holders and, as such, each may not be operated solely for our benefit.
As of December 31, 2018, we owned 67.57% of the equity interests in Panacela and 50% of the equity interests in GPI. Rusnano, a fund regulated by the Russian government, is a significant shareholder, along with other minority shareholders, in Panacela. Everon, a Buffalo, New York-based biopharmaceutical company, holds the other 50% of the equity interest in GPI. Additionally, as a result of its investment in GPI, Norma was granted a number of governance and other rights with respect to GPI. As such, we share ownership and management of Panacela and GPI with other parties who may not have the same goals, strategies, priorities or resources as we do.
With respect to Panacela, both we and Rusnano have certain rights, including the right to designate board members and the need for either supermajority votes or consent of all members of Panacela’s board of directors in order to take certain actions. Additionally, the right to transfer ownership is restricted by rights of first refusal, tag along and drag along rights. Consequently, if a co-owner sells their equity interest to a new party, the new party may adversely affect the operation of Panacela. These restrictions lead to organizational formalities that may be time-consuming. In addition, the benefits from a successful product development effort are shared among the co-owners.
With respect to GPI, under the terms of Norma’s investment, upon the occurrence of a number of different events, GPI has the right to require GPI to issue to it a number of shares in GPI, thereby further diluting our interest. Additionally, the Company, Everon, GPI and Norma each made certain commitments as to voting and transfer of their shares of GPI and GPI’s governance, including an agreement that the board of directors of GPI will consist of four members, two of whom will be selected by Norma, one of whom will be selected by the Company and one of whom will be selected by Everon. GPI is also prohibited from taking a number of actions without the unanimous consent of all of the members of GPI’s board of directors, including, among other things, effecting a change of control transaction, terminating its operations, dissolving or liquidating, amending its organizational documents, transferring or licensing its intellectual property, or issuing any shares of capital stock.
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
The testing, marketing, and manufacturing of any product for use in the U.S. and the E.U. will require approval from the FDA and the EMA, respectively. We cannot predict with any certainty the amount of time necessary to obtain FDA approval and whether any such approval will ultimately be granted. Obtaining approval for products requires manufacturing the product and testing in animals and human subjects of substances whose effects on humans are not fully understood or documented. The manufacturing processes for our product candidates are not yet fully developed and identifying a reproducible process may prove difficult. Additionally, preclinical studies, animal efficacy studies, or clinical trials may reveal that one or more products are ineffective or unsafe, in which event, further development of such products could be seriously delayed, terminated or rendered more expensive.
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
We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our product candidates in any or all of the countries or regulatory jurisdictions in which we desire to market our product candidates. At this time, to our knowledge, other countries do not have an equivalent to the Animal Rule and, as a result, such countries do not likely have established criteria for review and approval for this type of product outside their normal review process. Specifically, because such other countries do not have an equivalent to the Animal Rule, we may not be able to file for or receive regulatory approvals for entolimod’s biodefense indication outside the U.S. based on our animal efficacy and human safety data.
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
Risks Related to our Dependence on U.S. and Foreign Government Contracts and Grants
If we are unable to procure additional government funding, we may not be able to fund future R&D and implement technological improvements, which would materially harm our financial condition and operating results.
In September 2015, we announced the grant of two awards from DoD, totaling approximately $15.8 million for advanced development of entolimod as a medical radiation countermeasure. In October 2016, we further announced that DoD modified the original statement of work for the JWMRP contract by eliminating certain tasks no longer deemed critical for the preparation of the BLA and established new tasks to address the formulation questions raised by the FDA during the review of the pre-EUA dossier such that the aggregate amount payable to CBLI was unaffected. In September 2017, the DoD further modified the contract by extending its term to 2019 on a no-cost basis. These awards will be earned as the contracted development work is performed over a three to five year period. For the years ended December 31, 2018 and 2017, we received 46.3%, and 69.0% of our revenues from the U.S. government. In periods prior to 2017, we received significant revenues from the Russian government.
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
We expect that a significant portion of the business that we will seek in the near future will be under government contracts or subcontracts, both U.S. and foreign, which may be awarded through competitive bidding. For example, as described above, since

2015, we have received funding from DoD to support further development of entolimod. Additionally, in Russia we may seek additional funding from the Skolkovo Foundation or MPT. Competitive bidding for government contracts presents a number of risks that are not typically present in the commercial contracting process, which may include:

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
In addition to geopolitical events, other factors, including the steady fall in oil prices, the global strengthening of the U.S. dollar and the Russian Central Bank’s reduction of currency rate support, have negatively affected the value of the Russian ruble relative to the U.S. dollar. Fluctuations in the rates at which the U.S. dollar is exchanged into Russian rubles may result in both foreign currency transaction and translation losses. We are subject to exchange rate fluctuations if we or one of our subsidiaries exchanges one currency into another, in order to conduct cross-border operations, and as we translate ruble denominated assets and liabilities that fluctuate from period-to-period. The former results in a transaction gain/loss that is reflected in our operating results. The latter results in a translation gain/loss reflected in other comprehensive income/loss in equity. Additionally, translation of historical operating results at average exchange rates for respective periods of time will also generate foreign currency translation adjustments that are reflected in our operating results. Presently, BioLab 612 and Panacela conduct most of their activities in Russia. As such we expect most of the foreign currency fluctuations to be related to accounting translations, versus transaction gains and losses.
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
There can be no assurance that such sanctions will not be expanded more broadly to impact a greater variety of actors in the Russian economy. If the U.S. government significantly broadens the scope of sanctions against Russia to impose further political and economic costs, and/or the Russian government responds with further countersanctions, the operation of our direct and indirect Russian subsidiaries, BioLab 612 and Panacela Labs, LLC, which perform clinical development work under grants received from the MPT and have development or other intellectual property rights to certain of our drug candidates, may be materially and adversely affected. Furthermore, because our company is majority-owned by an investor with ties to Russia, and several Russian citizens and residents serve on our board of directors, our ability to secure and maintain contracts with the U.S. Department of Defense and other U.S. government agencies or departments, from which we received 46.3% and 69.0% of our revenues for the years ended December 31, 2018 and 2017, respectively, may become more difficult, which could cause a material adverse impact on our business, prospects, results of operation, and financial condition.
Emerging markets, such as Russia, are subject to greater risks than more developed markets and financial turmoil in Russia could disrupt our business.
Investors in emerging markets, such as Russia, should be aware that these markets are subject to greater risks than more developed markets, including significant economic risks. For example, the Russian economy has periodically experienced high rates of inflation. According to The World Bank, the annual inflation rate in Russia, as measured by the consumer price index, was 15.5% in 2016, 7.1% in 2017 and 3.7% in 2018. Periods of higher inflation may slow economic growth. Inflation also is likely to increase some of our costs and expenses including the costs for our Russian subsidiaries to conduct business operations, including any outsourced product testing costs.
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
Tax authorities in Russia have also been aggressive in their interpretation of tax laws and their many ambiguities, as well as in their enforcement and collection activities. Technical violations of contradictory laws and regulations, many of which are relatively new and have not been subject to extensive application or interpretation, can lead to penalties. High-profile companies, particularly those operating in strategically sensitive sectors, can be perceived to be particularly vulnerable to aggressive application of unclear requirements. Many companies must negotiate their tax bills with tax inspectors who may demand higher taxes than applicable law appears to provide. BioLab 612 and Panacela Labs, LLC’s tax liabilities may become greater than the estimated amount that they have expensed to date and paid or accrued on the balance sheets, particularly if the tax benefits currently received in Russia are changed or removed. Any additional tax liability, as well as any unforeseen changes in tax laws or their interpretation or enforcement, could materially adversely affect our future results of operations, financial condition or cash flows in a particular period.
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
The tax system in Russia imposes additional burdens and costs on our operations there and complicates our tax planning and related business decisions. For example, the tax environment in Russia has historically been complicated by contradictions in Russian tax law and ambiguity in areas such as the deductibility of certain expenses. This uncertainty could result in a greater than expected tax burden and potentially exposes us to significant fines and penalties and enforcement measures, despite our best efforts at compliance. These factors raise the risk of a sudden imposition of arbitrary or onerous taxes on our operations in Russia. This could materially adversely affect our financial condition and results of operations.
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
Accordingly, in the Company’s position as a parent Biolab 612 and Panacela, there is a risk that it could be held liable in certain limited circumstances for the debts of its effective subsidiaries. If this liability is significant, it could materially adversely affect our business, financial condition or our results of operations.
Russia may depart from its international obligations in exceptional circumstances
In July 2015, the Constitutional Court of the Russian Federation issued a resolution which introduced a mechanism for Russian state bodies to avoid enforcement of decisions of the European Court of Human Rights ("ECHR") in cases where such enforcement would contradict the Constitution of the Russian Federation.
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
As of the date of this filing, Mr. David Davidovich, a venture capital investor, beneficially owns or controls approximately 57.2% of the voting power of our outstanding common stock. As a result of his ability to control a majority of the voting power of our outstanding common stock, Mr. Davidovich has the ability to control all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. Additionally, we granted Mr. Davidovich contractual rights to choose a majority of the directors nominated for election by our Board. Mr. Davidovich may have interests that are different from those of other stockholders and may vote in a way with which other stockholders disagree and that may be adverse to other stockholders’ interests. Moreover, this concentration of share ownership makes it impossible for other stockholders to replace directors and management without the consent of Mr. Davidovich. In addition, this significant concentration of share ownership may adversely affect the price at which prospective buyers are willing to pay for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders and may have the effect of delaying, preventing, or deterring a change of control of the Company and could deprive our stockholders of an opportunity to receive a premium for their company stock as part of a sale of the Company. Additionally, our corporate structure, including the ownership of Mobilan in Panacela, may deter third parties from entering into collaboration and licensing arrangements with us.

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
The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 1, 2017 through December 31, 2018, the market price of our common stock, which is listed on the NASDAQ Capital Market, fluctuated from a high of $5.55 per share in the second quarter of 2017 to a low of $1.01 in the fourth quarter of 2018. The listing of our common stock on the NASDAQ Capital Market does not assure that a meaningful, consistent, and liquid trading market will exist, and in recent years, the market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility in addition to volatility caused by the occurrence of industry and company specific events. Factors that could cause fluctuations include, but are not limited to, the following:

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
We are currently authorized to issue 25,000,000 shares of common stock and 1,000,000 shares of preferred stock. As of this filing, 11,298,239 shares of our common stock were issued and outstanding, we had outstanding warrants to purchase 528,054 shares of our common stock at an average exercise price of $10.90 per share, and options to purchase 160,076 shares of our common stock at an average exercise price of $35.92 per share. To the extent we issue shares of common stock or our outstanding options and warrants are exercised, holders of our common stock will experience dilution.
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
Moreover, our board of directors is authorized to issue preferred stock without any action on the part of our stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any such preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over our common stock with respect to dividends or if we liquidate, dissolve, or wind up our business and other terms. If we issue shares of preferred stock in the future that have preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the market price of our common stock could decrease. Additionally, the conversion of any preferred stock issued in the future into our common stock could result in significant dilution to the holders of our common stock.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Description of Properties
Our corporate headquarters is located at 73 High Street, Buffalo, New York 14203. We have approximately 32,000 square feet of laboratory and office space under a twelve-year lease through June of 2019 with successive two-year renewals, of which approximately 6,541 square feet was subleased to various companies. The subleases covering the majority of the subleased space may be terminated by either party upon 30 days written notice to the other party. This space serves as our corporate headquarters and U.S. corporate headquarters for Panacela. In addition, we have approximately 736 square feet under lease outside of the U.S. expiring at varying times through 2019. We do not own any real property.
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
While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters as of December 31, 2018, other than as set forth below, that in the opinion of management might have a material adverse effect on our financial position, results of operations, or cash flows, or that are required to be disclosed under the rules of the SEC.
On October 22, 2018, the MPT filed a complaint against BioLab 612, one of our subsidiaries operating in the Russian Federation, in the Arbitration court of Moscow city. The complaint alleges that BioLab 612 breached its 2012 and 2013 contracts with the MPT by completing its third stage of the 502 clinical study and seventh stage of the 612 clinical study in an untimely manner. The MPT sought 19,819,281 rubles (or approximately $0.3 million) in damages and penalties for breach of the 502 contract and 49,519,600 rubles (or approximately $0.75 million) in damages and penalties for breach of the 612 contract. In November 2018, the court dismissed the claim for damages and penalties arising from the alleged breach of the 502 contract. In January 2019, the court ordered BioLab 612 to pay 2,823,377 rubles (or approximately $0.04 million) in damages and penalties for breach of the 612 contract. The MPT had until February 19, 2019 to appeal this decision and to our knowledge has not.
Item 4. Mine Safety Disclosure
None.

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
STOCKHOLDERS
As of March 5, 2019, there were approximately 28 stockholders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
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
UNREGISTERED SALE OF SECURITIES
We did not sell any equity securities during the fiscal year ended December 31, 2018 in transactions that were not registered under the Securities Act.
ISSUER PURCHASES OF EQUITY SECURITIES
We made no repurchases of our securities during the year ended December 31, 2018.
See Part III, Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information about the securities authorized for issuance under our equity compensation plans.
Item 6. Selected Financial Data
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
RECENT DEVELOPMENTS

As previously reported, on August 6, 2018, the Company entered into a series of transactions with GPI, a corporation formed by the Company for the purpose of creating a joint venture between the Company and Everon that would be focused on developing anti-aging medications and would seek investment capital from third parties. On August 6, 2018, the Company entered into a License Agreement with GPI (the "License Agreement") pursuant to which the Company licensed to GPI, on an exclusive basis, the right to develop, manufacture, commercialize, and sell products utilizing the Company’s intellectual property underlying the Company’s entolimod drug candidate, solely in the field of use related to the prevention or treatment of any disease, disorder or frailty in humans caused by aging. Simultaneous with its entry into the License Agreement, the Company also entered into an Assignment Agreement (the "Assignment Agreement") with GPI, under which the Company assigned certain intellectual property underlying its GP532 product candidate and its entolimod vaccine product candidate and GPI licensed back to the Company, on an exclusive, irrevocable basis, the right to develop, manufacture, commercialize, and sell products relating to the assigned intellectual property for use as a medical countermeasure to treat acute radiation exposure or as a cancer treatment.
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
Subsequent to the intellectual property transfers described above, the Company, GPI and Everon entered into agreements with a third-party investor for the purpose of providing GPI with capital. On August 10, 2018, GPI, Norma, the Company and Everon entered into a certain Simple Agreement for Future Equity (the "SAFE"). Under the SAFE, GPI granted Norma the right to purchase shares of GPI’s capital stock in exchange for the payment of up to $30,000,000, of which $10,500,000 was paid shortly after the execution of the SAFE and the remainder may be paid, if at all, in tranches over time. Norma may exercise its right to purchase shares of GPI’s capital stock upon the occurrence of certain events, or otherwise may alternatively be paid an amount equal to its investment amount (plus accrued interest, in certain cases). Under the SAFE, the parties agreed that GPI’s board of directors (the "GPI Board") will consist of four members, two of whom will be selected by Norma, one of whom will be selected by the Company and one of whom will be selected by Everon. The SAFE also provides that the parties will agree that a quorum of the GPI Board will require that at least one of the directors selected by Norma be present. Additionally, the SAFE sets forth a number of actions that GPI will be prohibited from taking without the unanimous consent of all of the members of the GPI Board and sets forth other matters that must be approved by a majority of the members of the GPI Board. The Company and Everon have each guaranteed, to the extent of their powers as stockholders of GPI, the due and punctual performance by GPI of all of its obligations under the SAFE. In connection with the execution of the SAFE, the Company, Everon, GPI and Norma entered into a Director Designation Agreement, dated as of August 10, 2018, pursuant to which the parties made certain commitments as to voting and transfer of their shares of GPI and GPI’s governance.
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
As of December 31, 2018, we held approximately $0.1 million in accrued expenses classified as Level 3 securities for warrants to purchase common stock.
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
Research and Development Expenses
R&D costs are expensed as incurred. Advance payments are deferred and expensed as performance occurs. R&D costs include the cost of our personnel (which consists of salaries and incentive and stock-based compensation), out-of-pocket preclinical and clinical trial costs usually associated with contract research organizations, drug product manufacturing and formulation, and a pro-rata share of facilities expense and other overhead items.
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
YEAR ENDED DECEMBER 31, 2018 COMPARED TO YEAR ENDED DECEMBER 31, 2017
Revenue
Revenue decreased from $1.9 million for the year ended December 31, 2017 to $1.1 million for the year ended December 31, 2018, representing a decrease of $0.8 million, or 44%, primarily due to the decrease in revenue from the DoD under the JWMRP contract for continued preclinical development and other drug manufacturing activities while we awaited the completion of the bioequivalence study of the historical drug formulation used in prior preclinical and clinical studies versus the to-be-marketed formulation of the drug product. As we recently concluded the bioequivalence study, we anticipate an increase in JWMRP and PRMRP revenues due to the commencement of contracted preclinical and clinical studies required for the BLA for the to-be-marketed formulation of entolimod as a MRC. Service revenue from Incuron is expected to continue into 2019 in an amount similar to 2018.
Since these revenue sources are cost reimbursable in nature, variances in these activities, period to period, are directly aligned with variances in the underlying costs of service. Differences in our revenue sources, by program, between the years are set forth in the following table:

		Year Ended December 31,
Funding Source	Program	2018	Percent of Total	2017	Percent of Total	Variance
DoD	JWMRP Contract	$524,168	46.0%	$1,337,392	68.6%	$(813,224)
DoD	PRMRP Grant	3,112	0.3%	5,075	0.3%	(1,963)
DoD	DTRA Contract	—	—%	1,886	0.1%	(1,886)
Incuron	Service Contracts	610,907	53.7%	604,009	31.0%	6,898
		$1,138,187	100.0%	$1,948,362	100.0%	$(810,175)

(1)	The contracts received from Russian government entities are denominated in Russian rubles. The revenue above was calculated using average exchange rates for the periods presented.
We anticipate our revenue over the next year will continue to be derived primarily from government grants and contracts and service contracts from Incuron. The following table sets forth information regarding our currently active grant contracts as of December 31, 2018:

Funding source	Program	Total award value	Funded award value	Cumulative revenue recognized	Funded backlog	Unfunded backlog
DoD	JWMRP Contract	$9,226,455	$9,226,455	$3,253,023	$5,973,432	$—
DoD	PRMRP Grant	6,573,992	6,573,992	77,438	6,496,554	—
		15,800,447	15,800,447	3,330,461	12,469,986	—
Research and Development Expenses
R&D expenses decreased from $5.05 million for the year ended December 31, 2017 to $3.62 million for the year ended December 31, 2018, representing a decrease of $1.43 million, or 28%. Variances in individual development programs are noted

in the table below. Significant reductions include the $1.9 million reduction of funds spent on entolimod for biodefense indication due to: (i) reduced activities in performance of the JWMRP contract as we awaited the completion of the bioequivalence study comparing the historical drug formulation used in prior preclinical and clinical studies with the to-be-marketed drug product lots, which results were delayed in 2018, and (ii) a reduction in EMEA activities, as a result of the withdrawal of our application before the EMA in connection with the delay in the results of the bio-comparability study, offset by increased expenses of $0.6 million related to oncology applications of the entolimod family of compounds. We expect that R&D expenses associated with the development of entolimod towards BLA for biodefense indication to significantly increase in 2019 as the DoD activities are expected to significantly increase as a result of the submission of the results of the NHP bio-comparability study to the FDA. We expect that costs related to oncology applications of the entolimod family of compounds to significantly decrease in 2019 as the IP was transferred to GPI as part of our investment in this joint venture. Curaxins expenditures are expected to increase slightly as ongoing clinical trials will continue to enroll in 2019. R&D spending on Panacela product candidates are expected to decrease as we complete ongoing clinical trials in 2019.

	Year Ended December 31,
	2018	2017	Variance
Entolimod's biodefense indication	$2,031,107	$3,971,447	$(1,940,340)
CBLB612	3,048	25,611	(22,563)
Entolimod's oncology indications	906,520	310,655	595,865
	2,940,675	4,307,713	(1,367,038)
Curaxins	587,037	492,992	94,045
Panacela product candidates	91,391	247,718	(156,327)
Total research & development expenses	$3,619,103	$5,048,423	$(1,429,320)
General and Administrative Expenses
G&A expenses decreased from $2.5 million for the year ended December 31, 2017 to $2.3 million for the year ended December 31, 2018, representing a decrease of $0.2 million, or 7.3%. These reductions consisted primarily of a reduction of $0.05 million in compensation expense due to fewer personnel, a reduction of $0.1 million in subcontractor expenses relating to outsourced finance department assistance, and a reduction of $0.05 million in other operating expenses due primarily to a decrease in property tax expense.
Other Income and Expenses
Other income and expense changed from $4.2 million of other expense for the year ended December 31, 2017 to other income of $1.1 million for the year ended December 31, 2018, representing an income increase of $5.3 million or 126%. This income increase was related almost entirely to the change in market value of our warrant liability.
Liquidity and Capital Resources
We have incurred net losses of approximately $164.1 million from our inception through December 31, 2018. Historically, we have not generated, and do not expect to generate in the immediate future, revenue from sales of product candidates. Since our founding in 2003, we have funded our operations through a variety of means:

•
From inception through December 31, 2018, we have raised $144.7 million of net equity capital, including amounts received from the exercise of options and warrants. We have also received $7.3 million in net proceeds from the issuance of long-term debt instruments;

•	DoD and the BARDA have funded grants and contracts totaling $60.4 million for the development of entolimod for its biodefense indication;

•
The Russian Federation has funded a series of contracts totaling $17.3 million, based on the exchange rates in effect on the date of funding. These contracts include requirements for us to contribute matching funds, which we have satisfied with both the value of developed intellectual property at the time of award, incurred development expenses and future expenses;

•	We have been awarded $4.0 million in grants and contracts not described above, all of which has been recognized at December 31, 2018;

•
Incuron was formed to develop and commercialize the Curaxins product line, including its lead oncology drug candidate CBL0137. In 2015, we sold our ownership interest for approximately $4.0 million and retained a 2% royalty interest in the CBL0137 technology; and

•
Panacela was formed to develop and commercialize preclinical compounds, which were transferred to Panacela through assignment and lease agreements. Rusnano contributed $9.0 million to Panacela and CBLI contributed $3.0 million plus intellectual property to Panacela. As of the date of this filing, CBLI owns 67.57% of Panacela.

We have incurred cumulative net losses and expect to incur additional losses related to our R&D activities. We do not have commercial products and have limited capital resources. As of December 31, 2018, we had $4.1 million in cash, cash equivalents and short-term investments which, along with the active government contracts described above, are expected to fund our projected operating requirements and allow us to fund our operating plan, in each case, into December of 2019. However, until we are able to commercialize our product candidates at a level that covers our cash expenses, we will need to raise substantial additional capital, which we may be unable to raise in sufficient amounts, when needed and at acceptable terms. Our plans with regard to these matters may include seeking additional capital through debt or equity financing in public or private transactions, the sale or license of drug candidates, or obtaining additional research funding from the U.S. or Russian governments. There can be no assurance that we will be able to obtain future financing on acceptable terms, or that we can obtain additional government financing for our operations. If we are unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.
Operating Activities
The following table provides information regarding our cash flows for the years ended December 31, 2018 and 2017:

	For the year ended December 31,
	2018	2017	Variance
Net cash used in operating activities	$(4,613,415)	$(6,611,459)	$1,998,044
Net cash provided by investing activities	3,966,634	3,887,891	78,743
Net cash provided by financing activities	55,215	—	55,215
Effect of exchange rate change on cash and equivalents	(21,748)	52,300	(74,048)
Decrease in cash and cash equivalents	(613,314)	(2,671,268)	2,057,954
Cash and cash equivalents at beginning of period	4,230,548	6,901,816	(2,671,268)
Cash and cash equivalents at end of period	$3,617,234	$4,230,548	$(613,314)
Operating Activities
Net cash used in operations decreased by $2.0 million to $4.6 million for the year ended December 31, 2018 from $6.6 million for the year ended December 31, 2017. Net cash used in operating activities for the period ending December 31, 2018 consisted of a reported net loss of $3.7 million, which was further increased by $1.0 million of net non-cash operating activities, and decreased by $0.1 million due to changes in operating assets and liabilities. The $1.0 million of net non-cash operating activities consisted principally of changes in the valuation of our warrant liability. Of the net $0.1 million change in operating assets and liabilities, $0.4 million was due to a net decrease in accounts receivable, offset, in part, by $0.3 million due to a net decrease in accrued expenses and accounts payable. Net cash used in operating activities for the period ending December 31, 2017 consisted of reported net loss of $9.8 million, which was partially offset by $4.4 million of net non-cash operating activities, and further decreased by a $1.2 million due to changes in operating assets and liabilities. The net non-cash operating activities of $4.4 million consisted principally of a changes in the valuation of our warrant liability. Of the net $1.2 million change in operating assets and liabilities, $0.2 million was due to a net increase in accounts receivable, and $1.0 million was due to a net decrease in accrued expenses and accounts payable due to a reduction in clinical studies supported by completed MPT contracts and CMC activities associated with the DoD contracts.
Investing Activities

Net cash provided by investing activities increased by $0.1 million to $4.0 million for the year ended December 31, 2018 from $3.9 million for the year ended December 31, 2017. The net cash provided by investing activities for the years ended December 31, 2018 and 2017 consisted primarily of the net sales of short-term investments.
Financing Activities
Net cash provided by financing activities increased by $0.1 million to $0.1 million for the year ended December 31, 2018 from $0.0 million for the year ended December 31, 2017. Net cash provided by financing activities for the year ended December 31, 2018 consisted of proceeds from the exercise of warrants.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements at December 31, 2018.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting company filers.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Cleveland BioLabs, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cleveland BioLabs, Inc. and Subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows, for each of the years in the two-year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity continues to have negative cash flow from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cleveland, Ohio
March 7, 2019

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$3,617,234	$4,230,548
Short-term investments	503,810	4,561,357
Accounts receivable	251,846	554,468
Other current assets	103,397	233,617
Total current assets	4,476,287	9,579,990
Equipment, net	27,747	18,588
Other long-term assets	30,373	30,684
Total assets	$4,534,407	$9,629,262
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$139,120	$201,396
Accrued expenses	694,164	970,547
Accrued warrant liability	78,637	1,041,455
Total current liabilities	911,921	2,213,398
Non-current liabilities	8,459	7,494
Commitments and contingencies (Note 9)	—	—
Total liabilities	920,380	2,220,892
Stockholders’ equity:
Preferred stock, $.005 par value; 1,000,000 shares authorized as of December 31, 2018 and December 31, 2017, 0 shares issued and outstanding as of December 31, 2018 and December 31, 2017	—	—
Common stock, $.005 par value; 25,000,000 shares authorized as of December 31, 2018 and December 31, 2017, 11,298,239 and 11,279,834 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	56,487	56,395
Additional paid-in capital	163,161,523	163,106,400
Accumulated other comprehensive loss	(611,370)	(516,457)
Accumulated deficit	(164,058,585)	(160,446,612)
Total Cleveland BioLabs, Inc. stockholders’ equity (deficit)	(1,451,945)	2,199,726
Noncontrolling interest in stockholders’ equity (deficit)	5,065,972	5,208,644
Total stockholders’ equity	3,614,027	7,408,370
Total liabilities and stockholders’ equity	$4,534,407	$9,629,262
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2018	2017
Revenues:
Grants and contracts	$1,138,187	$1,948,362
Operating expenses:
Research and development	3,619,103	5,048,423
General and administrative	2,318,990	2,500,749
Total operating expenses	5,938,093	7,549,172
Loss from operations	(4,799,906)	(5,600,810)
Other income (expense):
Interest and other income	126,127	197,766
Foreign exchange gain (loss)	3,514	(13,482)
Change in value of warrant liability	962,818	(4,426,146)
Total other income (expense)	1,092,459	(4,241,862)
Net loss	(3,707,447)	(9,842,672)
Net loss attributable to noncontrolling interests	95,474	136,216
Net loss attributable to Cleveland BioLabs, Inc.	$(3,611,973)	$(9,706,456)
Net loss available to common stockholders per share of common stock, basic and diluted	$(0.32)	$(0.87)
Weighted average number of shares used in calculating net loss per share, basic and diluted	11,293,842	11,192,435
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2018	2017
Net loss including noncontrolling interests	$(3,707,447)	$(9,842,672)
Other comprehensive income (loss):
Unrealized gain on short-term investments	1,924	362
Foreign currency translation adjustment	(144,035)	69,789
Comprehensive loss including noncontrolling interests	(3,849,558)	(9,772,521)
Comprehensive loss attributable to noncontrolling interests	142,672	114,167
Comprehensive loss attributable to Cleveland BioLabs, Inc.	$(3,706,886)	$(9,658,354)
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,707,447)	$(9,842,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,175	21,081
Unrealized currency gain on short-term investments	(31,004)	(54,551)
Gain on equipment disposal	(35,649)	(6,727)
Change in value of warrant liability	(962,818)	4,426,146
Changes in operating assets and liabilities:
Accounts receivable and other current assets	431,324	(144,443)
Other long-term assets	(164)	—
Accounts payable and accrued expenses	(325,832)	(1,010,293)
Net cash used in operating activities	(4,613,415)	(6,611,459)
Cash flows from investing activities:
Purchase of short-term investments	(7,737,132)	(8,631,685)
Sale of short-term investments	11,695,498	12,515,024
Proceeds from sale of equipment	36,145	8,956
Purchase of equipment	(27,877)	(4,404)
Net cash provided by investing activities	3,966,634	3,887,891
Cash flows from financing activities:
Exercise of warrants	55,215	—
Net cash provided by financing activities	55,215	—
Effect of exchange rate change on cash and equivalents	(21,748)	52,300
Decrease in cash and cash equivalents	(613,314)	(2,671,268)
Cash and cash equivalents at beginning of period	4,230,548	6,901,816
Cash and cash equivalents at end of period	$3,617,234	$4,230,548
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—
Supplemental schedule of non-cash financing activities:
Cashless exercise of warrants	$—	$4,334,110
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	10,987,166	$54,932	—	$—	$158,773,753
Exercise of warrants	292,668	1,463	—	—	4,332,647
Net loss	—	—	—	—	—
Unrealized gain on short-term investments	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at December 31, 2017	11,279,834	56,395	—	—	163,106,400
Exercise of warrants	18,405	92	—	—	55,123
Net loss	—	—	—	—	—
Unrealized gain on short-term investments	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at December 31, 2018	11,298,239	$56,487	—	$—	$163,161,523

	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total

Balance at December 31, 2016	$(564,559)	$(150,740,156)	$5,322,811	$12,846,781
Exercise of warrants	—	—	—	4,334,110
Net loss	—	(9,706,456)	(136,216)	(9,842,672)
Unrealized gain on short-term investments	362	—	—	362
Foreign currency translation	47,740	—	22,049	69,789
Balance at December 31, 2017	(516,457)	(160,446,612)	5,208,644	7,408,370
Exercise of warrants	—	—	—	55,215
Net loss	—	(3,611,973)	(95,474)	(3,707,447)
Unrealized gain on short-term investments	1,924	—	—	1,924
Foreign currency translation	(96,837)	—	(47,198)	(144,035)
Balance at December 31, 2018	$(611,370)	$(164,058,585)	$5,065,972	$3,614,027
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Cleveland BioLabs, Inc. ("CBLI" or the "Company") is an innovative biopharmaceutical company developing novel approaches to activate the immune system and address serious medical needs. Our proprietary platform of Toll-like immune receptor activators has applications in radiation protection and oncology. We combine our proven scientific expertise and our depth of knowledge about our products’ mechanisms of action into a passion for developing drugs to save lives. Our most advanced product candidate is entolimod, an immune-stimulatory agent, which we are developing as a medical radiation countermeasure and other indications in radiation oncology.
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
On August 6, 2018, the Company entered into a series of transactions with Genome Protection, Inc. ("GPI"), a corporation formed by the Company for the purpose of creating a joint venture between the Company and Everon Biosciences, Inc. ("Everon") that would be focused on developing anti-aging medications and would seek investment capital from third parties. On August 6, 2018, the Company entered into a License Agreement with GPI (the "License Agreement") pursuant to which the Company licensed to GPI, on an exclusive basis, the right to develop, manufacture, commercialize and sell products utilizing the Company’s intellectual property underlying the Company’s entolimod drug candidate, solely in the field of use related to the prevention or treatment of any disease, disorder or frailty in humans caused by aging. Simultaneous with its entry into the License Agreement, the Company also entered into an Assignment Agreement with GPI (the "Assignment Agreement"), under which the Company assigned certain intellectual property underlying its GP532 product candidate and its entolimod vaccine product candidate and GPI licensed back to the Company, on an exclusive, irrevocable basis, the right to develop manufacture, commercialize and sell products relating to the assigned intellectual property for use as a medical countermeasure to treat acute radiation exposure or as a cancer treatment.
As consideration for the licenses granted to GPI under the License Agreement and the assignment of the intellectual property to GPI under the Assignment Agreement, GPI issued to the Company 1,000 shares of GPI’s common stock. Contemporaneously with the Company’s entry into the License Agreement and Assignment Agreement, Everon contributed certain of its intellectual property related to the potential development of treatments that address serious medical needs associated with human aging to GPI, also in exchange for 1,000 shares of GPI’s common stock. As a result of each of the Company’s and Everon’s receipt of 1,000 shares of GPI’s common stock, each of the Company and Everon became the owner of 50%of all of the outstanding capital stock of GPI.
Subsequent to the intellectual property transfers described above, the Company, GPI and Everon entered into agreements with a third-party investor for the purpose of providing GPI with capital. On August 10, 2018, GPI, Norma Investments Limited, a British Virgin Islands company ("Norma"), the Company and Everon entered into a Simple Agreement for Future Equity (the "SAFE"). Under the SAFE, GPI granted Norma the right to purchase shares of GPI’s capital stock in exchange for the payment of up to $30,000,000, of which $10,500,000 was paid shortly after the execution of the SAFE and the remainder may be paid, if at all, in tranches over time. Norma may exercise its right to purchase shares of GPI’s capital stock upon the occurrence of certain events, or otherwise may alternatively be paid an amount equal to its investment amount (plus accrued interest, in certain cases). Under the SAFE, the parties agreed that GPI’s board of directors (the "GPI Board") will consist of four members, two of whom will be selected by Norma, one of whom will be selected by the Company and one of whom will be selected by Everon. The SAFE also provides that the parties will agree that a quorum of the GPI Board will require that at least one of the directors selected by Norma be present. Additionally, the SAFE sets forth a number of actions that GPI will be prohibited from taking without the unanimous consent of all of the members of the GPI Board and sets forth other matters that must be approved by a majority of the members of the GPI Board. The Company and Everon have each guaranteed, to the extent of their powers as stockholders of GPI, the due and punctual performance by GPI of all of its obligations under the SAFE. In connection with the execution of the SAFE, the Company, Everon, GPI and Norma entered into a Director Designation Agreement, dated as of August 10, 2018, pursuant to which the parties made certain commitments as to voting and transfer of their shares of GPI and GPI’s governance.
The Company has accounted for its investment in GPI under the equity method of accounting in the accompanying financial statements. In addition, the Company has not recorded its 50% share of the losses of GPI through December 31, 2018 as the impact would have reduced the Company's equity method investment in GPI below zero, and there are no requirements to fund the Company's share of these losses or contribute additional capital as of the date of these statements.
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

At December 31, 2018, we had cash, cash equivalents, and short-term investments of $4.1 million. Of that total, $0.5 million was restricted for the use of our consolidated joint venture, Panacela, leaving $3.6 million available for general use, which management believes will be sufficient to support operations into December 2019. To ensure continuing operations beyond that point, management is evaluating all opportunities to secure additional financing, including investments from non-controlling interests, the sale or license of our drug candidates, the issuance of equity and securing additional revenues from the U.S. or Russian governments. Management believes that sufficient sources of financing will be available to support operations into the future, however there can be no assurances at this time. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.
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
Cash and Cash Equivalents
Of the $3.6 million and $4.2 million of cash and cash equivalents at December 31, 2018 and December 31, 2017, respectively, $0.0 million and $3.6 million, respectively, consisted of highly liquid investments with maturities of 90 days or less when purchased. These investments consist of investments in money market funds with commercial banks and financial institutions. As of December 31, 2018, $147,400 of the Company’s cash and cash equivalents were held in Russian banks, of which $136,200 was denominated in rubles with the remaining $11,200 denominated in U.S. dollars.
Short-Term Investments
The Company’s short-term investments are classified as and held to maturity and recorded at amortized cost. Short-term investments consist of $0.5 million in certificates of deposit with maturity dates beyond three months and less than one year and are owned by Panacela. These investments are classified as held to maturity given the intent and ability to hold the investments to maturity. Realized gains and losses, and interest and dividends on short-term investments are recorded in our Consolidated Statement of Operations as Interest and Other Income. The cost of securities sold is based on the specific identification method.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to a significant concentration of credit risk primarily consist of cash and cash equivalents and short-term investments. The Company maintains cash balances with financial institutions in excess of insured limits.
As of December 31, 2018, the Company held 4% of its cash and cash equivalents in accounts located outside of the United States.
As of February 7, 2019, the Dollar:Russian Ruble exchange rate increased to 65.6686, resulting in a decrease of $8.5 thousand to the Company’s cash and cash equivalents as compared to December 31, 2018.
Significant Customers and Accounts Receivable
The following table presents our revenue by customer, on a proportional basis, for the periods indicated:

	Years ended December 31,
	2018	2017	Variance
U.S. Department of Defense	46.3%	69.0%	(22.7)%
Incuron, LLC	53.7%	31.0%	22.7%
	100.0%	100.0%	—%
Although the Company anticipates ongoing contract and grant revenue from these customers, there is no guarantee that these revenue streams will continue in the future.
The Company extends unsecured credit to its government customers under normal trade agreements and contracted terms, which generally require payment within 30 days. Accounts receivable consist of amounts due under contracts and grants from these customers, along with amounts receivable under subleases at our Buffalo, New York office facility. There were allowances for doubtful accounts of $0.2 million and $0.2 million at December 31, 2018 and December 31, 2017, respectively, pertaining to accounts receivable from our subleases.
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
Intellectual Property
Costs related to filing and pursuing patent applications are recognized as general and administrative expenses as incurred, since the recoverability of such expenditures is uncertain. Upon marketability approval by the FDA, or a respective foreign regulatory governing body, such costs will be capitalized and depreciated over the expected life of the related patent.
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
Other Comprehensive Income (Loss)
The Company applies the Accounting Standards Codification ("Codification") on comprehensive income (loss) that requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The following table presents the changes in accumulated other comprehensive loss for the year ended December 31, 2018.

	Unrealized gain (loss) on available-for-sale securities	Gains and losses on foreign exchange translations	Total
Beginning balance	$(1,924)	$(514,533)	$(516,457)
Other comprehensive income (loss) before reclassifications	1,924	(96,837)	(94,913)
Ending balance	$—	$(611,370)	$(611,370)

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
Accounting for Stock-Based Compensation
The Cleveland BioLabs, Inc. Equity Incentive Plan, adopted in 2018 (the "Plan"), authorizes CBLI to grant (i) options to purchase common stock, (ii) restricted or unrestricted stock units, and (iii) stock appreciation rights, so long as the exercise or grant price of each are at least equal to the fair market value of the stock on the date of grant. As of December 31, 2018, an aggregate of 597,557 shares of common stock were authorized for issuance under the Plan, of which a total of approximately 437,481 shares of common stock remained available for future awards. In addition, a total of 160,076 shares of common stock reserved for issuance were subject to currently outstanding stock options granted under the Plan, as in effect prior to the 2018 amendment and restatement. A single participant cannot be awarded more than 100,000 shares annually. Awards granted under the Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term and number of shares) under the Plan are specified in an award document, and approved by the Company's board of directors or its management delegates.
The 2013 Employee Stock Purchase Plan ("ESPP") provides a means by which eligible employees of the Company and certain designated related corporations may be given an opportunity to purchase shares of common stock. As of December 31, 2018, there were 525,000 shares of common stock reserved for purchase under the ESPP. The number of shares reserved for purchase under the ESPP increases on January 1 of each calendar year by the lesser of (i) 10% of the total number of shares of common stock outstanding on December 31st of the preceding year, or (ii) 100,000 shares of common stock. The ESPP allows employees to use up to 15% of their compensation to purchase shares of common stock at an amount equal to 85% of the fair market value of the Company's common stock on the offering date or the purchase date, whichever is less.
The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted where the vesting period is based on length of service or performance, while a Monte Carlo simulation model is used for estimating the fair value of stock options with market-based vesting conditions. No options were granted during the years ended December 31, 2018 and 2017.
Income taxes
No income tax expense was recorded for the years ended December 31, 2018 and 2017 as the Company did not have taxable income for any of the years presented. A full valuation allowance has been recorded against the Company’s net deferred tax asset.
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
The Company has excluded the following securities from the calculation of diluted net loss per share because all such securities were antidilutive for the periods presented:

	As of December 31,
Common Equivalent Securities	2018	2017
Warrants	528,054	710,174
Options	160,076	211,487
Total	688,130	921,661
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
In May 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-09, "Scope of Modification Accounting" ("ASU No. 2017-09"), which amends the scope of modification accounting for share-based payment arrangements.The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. ASU 2017-09 is applied prospectively to awards modified on or after the effective date. The Company adopted this ASU in 2018 with no significant impact on its consolidated financial statements.
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
In August 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" ("ASU 2016-10") related to identifying performance obligations and licensing. ASU 2016-10 is meant to clarify the guidance in FASB ASU 2014-09, "Revenue from Contracts with Customers." Specifically, ASU 2016-10 addresses and entity's identification of its performance obligations in a contract, as well as an entity's evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. The pronouncement has the same effective date as ASU 201-09, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated balance sheets and related disclosures. The Company adopted this ASU in 2018 with no significant impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 will require organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 will be effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted this ASU in 2019 with no significant impact on its consolidated financial statements.
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
Reclassification
In order to facilitate comparison of financial information, certain amounts reported in the prior year have been reclassified to conform to the current year presentation.

3. Fair Value Measurements
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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017:

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,130	$—	$—	$1,130
Short-term investments	—	503,810	—	503,810
Total assets	$1,130	$503,810	$—	$504,940
Liabilities:
Accrued warrant liability	$—	$—	$78,637	$78,637
	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$551,088	$—	$—	$551,088
Short-term investments	3,606,499	954,858	—	4,561,357
Total assets	$4,157,587	$954,858	$—	$5,112,445
Liabilities:
Accrued warrant liability	$—	$—	$1,041,455	$1,041,455
The Company has certain warrants that could require settlement in cash if a fundamental transaction occurs, as defined in the respective agreements. These agreements specify the amount due to warrant holders is based on the Black-Scholes pricing model.
The following are the assumptions used to measure the accrued warrant liability at December 31, 2018 and 2017:

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

	December 31,
	2018	2017
Stock Price	$1.01	$4.01
Exercise Price	$ 3.64 - 24.40	$ 3.00 - 24.40
Term in years	0.04 - 2.60	0.25 - 3.60
Volatility	88.07 - 108.18%	71.48 - 139.58%
Annual rate of quarterly dividends	0%	0%
Discount rate- bond equivalent yield	0.12 - 2.48%	0.44 - 2.05%

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 fair value measurement of the accrued warrant liability for the years ended December 31, 2018 and 2017:

Year Ended December 31, 2018
Beginning Balance	$1,041,455
Total (gains) or losses, realized and unrealized, included in earnings (1)	(962,818)
Balance at December 31, 2018	$78,637
Year Ended December 31, 2017
Beginning Balance	$949,419
Total (gains) or losses, realized and unrealized, included in earnings (1)	4,426,146
Settlements	(4,334,110)
Balance at December 31, 2017	$1,041,455

(1)	Unrealized gains or losses related to the accrued warrant liability were included as change in value of accrued warrant liability.
Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis. As of December 31, 2018 and 2017, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.
The Company considers the accrued warrant liability measurement to be Level 3 because some of the inputs into the measurements are neither directly or indirectly observable. The following table summarizes the unobservable inputs into the fair value measurements:

	December 31, 2018
Description	Fair Value	Valuation Technique	Unobservable Input	Range in years
Accrued warrant liability	$78,637	Black-scholes pricing model	Expected term	0.04 - 2.60
Management believes the value of the accrued warrant liability is more sensitive to changes in the Company’s stock price at the end of the respective reporting period as opposed to changes in the expected term. At December 31, 2018, a 10% increase in the expected term of the Company’s warrants measured using the Black-Scholes pricing model would increase the warrant liability by approximately 6%, while a 10% decrease in the expected term would decrease the warrant liability by approximately 6%. A 10% increase in the Company’s stock price would result in an increase in the accrued warrant liability of approximately 17%, while a 10% decrease in the stock price would decrease the warrant liability by approximately 16%.
The carrying amounts of the Company’s remaining financial instruments, which include cash, short-term investments, accounts receivable and accounts payable, approximate their fair values due to their short maturities.
4. Equipment
The following table summarizes the value of the Company’s equipment as of December 31, 2018 and 2017:

	As of December 31,
	2018	2017
Computer equipment	$186,456	$208,943
Lab equipment	448,198	554,880
Furniture	500,201	500,202
	1,134,855	1,264,025
Less accumulated depreciation	(1,107,108)	(1,245,437)
Equipment, net	$27,747	$18,588

5. Equity Awards

Warrants
In connection with sales of the Company's common stock and the issuance of debt instruments that have since been repaid, warrants were issued. The warrants expire between one and seven years from issuance from the date of grant and are subject to the terms applicable in each agreement. The following table sets forth the changes in the number of warrants outstanding for the periods presented:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2016	2,148,741	$11.04
Exercised	(1,181,235)	3.64
Forfeited, Canceled	(257,332)	50.76
Outstanding at December 31, 2017	710,174	8.95
Exercised	(18,405)	3.00
Forfeited, Canceled	(163,715)	3.34
Outstanding at December 31, 2018	528,054	$10.90
During April 2017, warrant holders exercised 1,181,235 warrants for 292,668 shares of the Company's common stock through cashless exercise. The fair value of the warrants exercised was valued using the Black Scholes option pricing model based on the following assumptions:

Stock Price	$4.84
Exercise Price	$3.64
Term in years	4.29
Volatility	101.93%
Annual rate of quarterly dividends	0%
Discount rate- bond equivalent yield	1.65%
Equity Incentive Plan
The following is a summary of option award activity under the Plan for the year ended December 31, 2018:

	Year Ended December 31, 2018
	Total Stock Options Outstanding	Weighted Average Exercise Price per Share	Nonvested Stock Options	Weighted Average Grant Date Fair Value per Share
December 31, 2017	211,487	$36.94	—	$—
Forfeited, Canceled	(51,411)	40.12	—	—
December 31, 2018	160,076	$35.92	—	$—
The following is a summary of outstanding stock options under the Plan as of December 31, 2018:

	Stock Options Outstanding	Vested Stock Options
Quantity	160,076	160,076
Weighted-average exercise price	$35.92	$35.92
Weighted Average Remaining Contractual Term (in Years)	4.26	4.26
Intrinsic value	$—	$—
For the years ended December 31, 2018 and 2017, the Company granted no stock options. For the years ended December 31, 2018 and 2017, the total fair value of options vested was $0. The total intrinsic value of options exercised for the years ended December 31, 2018 and 2017 was $0.
As of December 31, 2018, there was no total compensation cost not yet recognized related to unvested stock options.
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
The Company incurred $200,455 and $55,299 in expense to RPCI related to research grants and agreements for the years ended December 31, 2018 and 2017, respectively. The Company had $0 and $8,391 included in accounts payable owed to RPCI at December 31, 2018 and 2017, respectively. In addition, the Company had $0 and $84,429 in accrued expenses payable to RPCI at December 31, 2018 and 2017, respectively.
The Cleveland Clinic
CBLI entered into an exclusive license agreement, or the License, with The Cleveland Clinic ("CCF"), pursuant to which CBLI was granted an exclusive license to The Cleveland Clinic’s research base underlying our therapeutic platform and certain product candidates in development by Panacela. CBLI has the primary responsibility to fund all newly developed patents; however, CCF retains ownership of those patents covered by the agreement. CBLI also agreed to use commercially diligent efforts to bring one or more products to market as soon as practical, consistent with sound and reasonable business practices and judgments. In consideration for the License, CBLI agreed to issue CCF common stock and make certain milestone, royalty and sublicense royalty payments. Milestone payments, which may be credited against future royalties, amounted to $0 for the years ended December 31, 2018 and 2017. No royalty or sublicense royalty payments were made to CCF during the two-year period ended December 31, 2018.

The Company also recognized $41,484 and $11,700 as research and development expense to CCF for the years ended December 31, 2018 and 2017, respectively. The Company had $0 and $11,700 included in accrued expenses payable at December 31, 2018 and 2017, respectively.
Buffalo BioLabs and Incuron
Our Chief Scientific Officer, Dr. Andrei Gudkov, has business relationships with several entities with which we transact business, the most significant of which is Buffalo BioLabs ("BBL"), where Dr. Gudkov was a founder and currently serves as its Principal Scientific Adviser. Pursuant to a master services agreement we have with BBL, the Company recognized $454,937 and $197,900 as research and development expense to BBL for the years ended December 31, 2018 and 2017, respectively, and included $28,000 and $0 in accounts payable to BBL at December 31, 2018 and 2017, respectively. In addition, the Company had $0 and $13,889 in accrued expenses payable to BBL at December 31, 2018 and 2017, respectively. We also recognized $46,212 and $42,361 from BBL for sublease and other income for the years ended December 31, 2018 and 2017, respectively. Pursuant to our real estate sublease and equipment lease with BBL, we had gross and net accounts receivable of $218,300 and $16,149 from BBL at December 31, 2018, respectively, and gross and net accounts receivables of $202,151 and $0 from BBL at December 31, 2017, respectively.
Dr. Gudkov is also an uncompensated member of the board of directors for Incuron. Pursuant to master service and development agreements we have with Incuron, the Company performs various research, business development, clinical advisory, and management services. We recognized revenue of $610,907 and $604,010 from Incuron for the years ended December 31, 2018 and 2017, respectively. In addition, we also recognized $5,107 and $7,104 from Incuron for sublease and other income for the years ended December 31, 2018 and 2017, respectively. Pursuant to these agreements, we had gross accounts receivable of $33,316 and $158,651 at December 31, 2018 and 2017, respectively.
Exacte Labs, LLC
Our majority owned subsidiary's Chief Executive Officer also serves as the Chief Executive Officer of Exacte Labs, LLC, a Contract Research Organization ("CRO") with which BioLab 612 transacted business during 2017. BioLab 612 incurred $0 and $11,447 in expense to Exacte Labs for the years ended December 31, 2018 and 2017, respectively.
IP Bayramov Roman
Our wholly owned subsidiary's Chief Executive Officer also provides accounting services through a separate legal entity to Panacela Labs, LLC. Professional fee expense to this firm, IP Bayramov Roman, amounted to $19,219 and $13,719 for the years ended December 31, 2018 and 2017, respectively.

Genome Protection
The Company has entered into several agreements with GPI. The Company recognized $1,725 in sublease and other income from GPI for the year ended December 31, 2018.
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
Income (loss) from continuing operations consists of the following:

	For the Year Ended December 31,
	2018	2017
US operations	$(3,345,925)	$(9,315,082)
Foreign operations	(361,522)	(527,590)
	$(3,707,447)	$(9,842,672)
The provision for income taxes charged to continuing operations is $0 for all periods presented.
Deferred tax assets (liabilities) were comprised of the following as of the periods presented below:

	As of December 31,
	2018	2017
Deferred tax assets:
Operating loss carryforwards	$35,706,000	$34,427,000
Accrued expenses	5,953,000	5,969,000
Tax credit carryforwards	3,951,000	3,864,000
Intellectual property	3,996,000	3,878,000
Equipment	110,000	150,000
Total deferred tax assets	49,716,000	48,288,000
Deferred tax liabilities:	—	—
Net deferred tax asset	49,716,000	48,288,000
Valuation allowance	(49,716,000)	(48,288,000)
	$—	$—
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate of 21% for the year ended December 31, 2018 and 34% for the year ended December 31, 2017, to the pretax loss from continuing operations as a result of the following differences:

	For the Year Ended December 31,
	2018	2017
Tax at the U.S. statutory rate	$(779,000)	$(3,347,000)
Change in value of warrant liability	(202,000)	1,505,000
Valuation allowance	981,000	1,841,000
Other	—	1,000
	$—	$—

At December 31, 2018, the Company had U.S. federal net operating loss carryforwards of approximately $144.0 million, of which $139.7 million begins to expire if not utilized by 2023, and $4.3 million, which has no expiration, and approximately $4,156,000 of tax credit carryforwards which begin to expire if not utilized by 2024. The Company also has state net operating loss carryforwards of approximately $89.8 million, which begin to expire if not utilized by 2027 and state tax credit carryforwards of approximately $304,000, which begin to expire if not utilized by 2022. The purchase of 6,459,948 shares of common stock by Mr. Davidovich on July 9, 2015 resulted in Mr. Davidovich owning 60.2% of the Company, at that time. We therefore believe it highly likely that this transaction will be viewed by the U.S. Internal Revenue Service as a change of ownership as defined by Section 382 of the Internal Revenue Code. Consequently, our ability to utilize approximately $124.8 million of U.S. federal net operating loss carryforwards, $3.65 million of U.S. tax credit carryforwards, approximately $73.4 million of state net operating loss carryforwards, and $324,000 of state tax credit carryforwards, all of which occurred prior to July 9, 2015, are limited. As such, a significant portion of these carryforwards will likely expire before they can be utilized, even if the Company is able to generate taxable income that, except for this transaction, would have been sufficient to fully utilize these carryforwards.
ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including the Company's past and anticipated future performance, the reversal of deferred tax liabilities, length of carry-back and carry-forward periods and the implementation of tax planning strategies. Based on all available evidence, management has determined that a full valuation allowance was necessary at December 31, 2018 and 2017.
The Company files U.S. federal income tax returns, along with various state and foreign income tax returns. All federal, state and foreign tax returns for the years ended December 31, 2017, 2016 and 2015 are still open for examination.
The following presents a roll-forward of the unrecognized tax benefits and the associated interest and penalties:

	Unrecognized Tax Benefits	Interest and Penalties
Balance at January 1, 2017	$482,000	$—
Deferred tax position	11,000	—
Balance at December 31, 2017	493,000	—
Deferred tax position	11,000	—
Balance at December 31, 2018	$504,000	$—
The U.S. government enacted the Tax Cuts and Jobs Act (the "Tax Act") on December 22, 2017, which made several changes to U.S. tax laws that could have a significant impact on the Company. Most of these provisions are effective for tax years beginning after December 31, 2017, and include, but are not limited to, (1) a reduction in the corporate tax rate from 34% to 21%, (2) limitations on the utilization of operating loss carryforwards generated after 2017, (3) limitations on the utilization of interest deductions, (4) requiring a one-time transition tax on undistributed earnings of foreign subsidiaries, (5) elimination of U.S. taxes on dividends received from foreign subsidiaries, (6) implementing a base erosion tax, and (7) implementing a new provision designed to tax currently in the U.S. global intangible low-taxed income ("GILTI") of foreign subsidiaries.
U.S. GAAP requires the impact of tax legislation to be recorded in the period of enactment. Accordingly, the Company's deferred tax assets at December 31, 2017 were reduced by approximately $21.5 million to reflect the lower tax rate that will apply going forward, however, there was no income tax expense given the existence of a full valuation allowance recorded against the deferred tax assets.
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
8. Employee Benefit Plan
CBLI maintains an active defined contribution retirement plan for its employees, referred to herein as the Benefit Plan. All employees satisfying certain service requirements are eligible to participate in the Benefit Plan. The Company makes matching cash contributions each payroll period, up to 4% of employees’ salaries. The Company’s expense relating to the Benefit Plan was $39,794, and $40,962 for the years ended December 31, 2018, and 2017, respectively.
9. Commitments and Contingencies
The Company has entered into various agreements with third parties and certain related parties in connection with the research and development activities of its existing product candidates as well as discovery efforts on potential new product candidates. These agreements include fixed obligations to sponsor research and development activities, make minimum royalty payments for licensed patents and pay additional amounts that may be required upon the achievement of scientific, regulatory and commercial milestones, including milestones such as the submission of an IND to the FDA and the first commercial sale of the Company’s products in various countries. As of December 31, 2018 the Company is uncertain as to whether any of these contingent events will become realized. There were no milestone payments or royalties on net sales accrued for any of these agreements as of December 31, 2018 and 2017.
From time-to-time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues for liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. For all periods presented, other than as set forth below, the Company was not a party to any pending material litigation or other material legal proceedings.
On October 22, 2018, the MPT filed a complaint against BioLab 612, one of our subsidiaries operating in the Russian Federation, in the Arbitration court of Moscow city. The complaint alleges that BioLab 612 breached its 2012 and 2013 contracts with the MPT by completing its third stage of the 502 clinical study and seventh stage of the 612 clinical study in an untimely manner. The MPT sought 19,819,281 rubles (or approximately $0.3 million) in damages and penalties for breach of the 502 contract and 49,519,600 rubles (or approximately $0.75 million) in damages and penalties for breach of the 612 contract. In November 2018, the court dismissed the claim for damages and penalties arising from the alleged breach of the 502 contract. In January 2019, the court ordered BioLab 612 to pay 2,823,377 rubles (or approximately $0.04 million) in damages and penalties for breach of the 612 contract. The MPT had until February 19, 2019 to appeal this decision and to our knowledge has not.
The Company has entered into agreements with substantially all of our employees who, if terminated by the Company without cause as described in these agreements, would be entitled to severance pay.
As of December 31, 2018, the Company had unconditional purchase obligations totaling $94,456 for goods and services, substantially all of which the Company anticipates to incur during 2019.
Operating Leases
The Company leases laboratory facilities and office facilities at various locations with expiration dates through 2019. The Company recognizes rent expense on a straight-line basis over the term of the related operating leases. For the years ended December 31, 2018 and 2017, total rent expense related to the Company’s operating leases was $398,346 and $401,455, respectively. In addition, the Company has subleased some of its facilities.
As of December 31, 2018, future minimum payments under operating leases are as follows:

2019	$198,039
Total minimum lease payments	$198,039

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (performing the functions of the Company's principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), as of December 31, 2018. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer (performing the functions of the Company's principal executive officer and principal financial officer) concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer (performing the functions of the Company's principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer (performing the functions of the Company's principal executive officer and principal financial officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management and Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2019 Annual Meeting of Stockholders.
Item 11. Executive Compensation
The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Officer and Director Compensation" in our Proxy Statement for the 2019 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement for the 2019 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Certain Relationships and Related Person Transactions" and "Management and Corporate Governance" in our Proxy Statement for the 2019 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Independent Registered Public Accounting Firm" in our Proxy Statement for the 2019 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:

(1)	Financial Statements, included in Part II, Item 8. "Financial Statements and Supplementary Data":
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Operations for the years ended December 31, 2018 and 2017
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017
Consolidated Statement of Stockholders’ Equity as of December 31, 2018 and 2017
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
3.4
Certificate of Amendment to Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on April 20, 2016 (incorporated by reference to Exhibit 3.4 to Form 10-Q for the period ended March 31, 2016, filed May 16, 2016).

3.5
Certificate of Amendment to Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on April 21, 2017 (incorporated by reference to Exhibit 3.5 to Form 10-Q for the period ended March 31, 2017, filed May 15, 2017).

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

3.8	Second Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 5, 2007).
3.9	Amendment to Second Amended and Restated By-Laws of Cleveland BioLabs, Inc. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 18, 2015).
4.1	Form of Series A Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 15, 2014).
4.2
Amendment to Series A Common Stock Purchase Warrant, dated September 4, 2014, by and between Cleveland BioLabs, Inc.,Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (Incorporated by reference to Exhibit 4.1 and Exhibit 4.2 to Form 8-K filed on September 8, 2014).

4.3	Form of Series J Warrant Agreement (Incorporated by reference to Exhibit 4.1 Form 8-K filed on June 20, 2014).

Exhibit No.	Identification of Exhibit
4.4	Form of Series A Warrant to Purchase Common Stock, as amended to date (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on February 9, 2015).
10.1
Registration Rights Agreement, dated February 4, 2015, by and among Cleveland BioLabs, Inc. and the Purchasers set forth therein (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 9, 2015).

10.2	Securities Purchase Agreement dated June 24, 2015 by and between Cleveland BioLabs, Inc. and David Davidovich (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 24, 2015).
10.3	Registration Rights Agreement dated June 24, 2015 by and between Cleveland BioLabs, Inc. and David Davidovich (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 24, 2015).
10.4
Exclusive License Agreement by and between The Cleveland Clinic Foundation and Cleveland BioLabs, Inc., effective as of July 1, 2004 (Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Registration Statement on Form SB-2 filed on April 25, 2006 (File No. 333-131918)).

10.5†
Second Amendment to Exclusive License Agreement, dated September 22, 2011, by and between The Cleveland Clinic Foundation and the registrant (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the period ended September 30, 2011, filed on November 9, 2011).

10.6
Library Access Agreement by and between ChemBridge Corporation and Cleveland BioLabs, Inc., effective as of April 27, 2004 (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Registration Statement on Form SB-2 filed on April 25, 2006 (File No. 333-131918)).

10.7
Restricted Stock and Investor Rights Agreement between Cleveland BioLabs, Inc. and ChemBridge Corporation, dated as of April 27, 2004 (Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registration Statement on Form SB-2 filed on April 25, 2006 (File No. 333-131918)).

10.8
Process Development and Manufacturing Agreement between Cleveland BioLabs, Inc. and SynCo Bio Partners B.V., effective as of August 31, 2006 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 25, 2006).

10.9
Sponsored Research Agreement between Cleveland BioLabs, Inc. and Roswell Park Cancer Institute Corporation, effective as of January 12, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 12, 2007).

10.10
Investment Agreement, dated September 19, 2011, by and among Panacela Labs, Inc., the Registrant and Open Joint Stock Company Rusnano (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended September 30, 2011, filed on November 9, 2011).

10.11†
Exclusive License and Option Agreement, dated September 23, 2011, by and between Children’s Cancer Institute Australia for Medical Research and Panacela Labs, Inc (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the period ended September 30, 2011, filed on November 9, 2011).

10.12†
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

10.14
Assignment Agreement, dated September 23, 2011, by and between Panacela Labs, Inc. and Cleveland BioLabs, Inc. (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the period ended September 30, 2011, filed on November 9, 2011).

10.15	Master Services Agreement, dated October 14, 2013, between Buffalo BioLabs, LLC and Cleveland BioLabs, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 18, 2013).
10.16
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

10.17†	Award/Contract W81XWH-15-C-0101 dated September 1, 2015 issued by USA Med Research ACQ Activity (Incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 9, 2015).
10.18†	Award/Contract W81XWH-15-1-0570 dated September 30, 2015 by issued by USA Med Research ACQ Activity (Incorporated by reference to Exhibit 10.5 to Form 10-Q filed on November 9, 2015).
10.19†	Award/Contract W81XWH-15-C-0101 modification dated October 4, 2016 issued by USA Med Research ACQ Activity (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 14, 2016.
10.20†	Award/Contract W81XWH-15-C-0101 modification dated September 14, 2017 issued by USA Med Research ACQ Activity (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 14, 2017.

Exhibit No.	Identification of Exhibit
10.21	Royalty Agreement dated April 29, 2015 by and between Cleveland BioLabs, Inc. and Incuron LLC (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 4, 2015).
10.22	Master Services Agreement, dated June 1, 2010, between Incuron, LLC and Cleveland BioLabs, Inc. (Incorporated by reference to Exhibit 10.3 to Form 10-K filed on February 22, 2017).
10.23	Master Development Agreement, dated July 1, 2010, between Incuron, LLC and Cleveland BioLabs, Inc. (Incorporated by reference to Exhibit 10.31 to Form 10-K filed on February 22, 2017).
10.24*	Employment Agreement dated July 9, 2015 by and between Cleveland BioLabs, Inc. and Langdon Miller (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 10, 2015).
10.25*	Employment Agreement dated July 9, 2015 by and between Cleveland BioLabs, Inc. and Andrei Gudkov (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on July 10, 2015).
10.26*	Employment Agreement dated July 9, 2015 by and between Cleveland BioLabs, Inc. and Yakov Kogan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 10, 2015).
10.27*	Cleveland BioLabs, Inc. Equity Incentive Plan (Incorporated by reference to Appendix A to Proxy Statement on Schedule 14A filed on April 1, 2008).
10.28*	First Amendment to Cleveland BioLabs, Inc. Equity Incentive Plan (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on June 9, 2010).
10.29*	Second Amendment to Cleveland BioLabs, Inc. Equity Incentive Plan (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on June 15, 2012).
10.30*	Third Amendment to Cleveland BioLabs, Inc. Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 17, 2015).
10.31*	Form of Stock Award Grant Agreement (Incorporated by reference to Exhibit 99.2 to Form 8-K filed on June 15, 2012).
10.32*	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 99.3 to Form 8-K filed on June 15, 2012).
10.33*	Cleveland BioLabs, Inc. 2013 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 20, 2013).
10.34*	First Amendment to Cleveland BioLabs, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 17, 2015).
10.35*	2012 Long-term Executive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 15, 2012).
10.36*	Severance Benefit Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 13, 2014).
10.37*	Cleveland BioLabs, Inc. Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 1, 2018).
10.38	License Agreement, dated as of August 6, 2018, between Cleveland BioLabs, Inc. and Genome Protection, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 10, 2018).
10.39	Assignment Agreement, dated as of August 6, 2018, between Cleveland BioLabs, Inc. and Genome Protection, Inc. (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 10, 2018).
10.40
Simple Agreement for Future Equity, dated as of August 10, 2018, among Genome Protection, Inc., Norma Investments Limited, Cleveland BioLabs, Inc. and Everon Biosciences, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 14, 2018).

10.41
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
101.1
The following financial statements and supplementary data are filed as a part of this annual report on Form 10-K for the quarter and year ended December 31, 2018: (i) Consolidated Balance Sheets at December 31, 2018 and 2017; (ii) Consolidated Statements of Operations for years ended December 31, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Loss for years ended December 31, 2018 and 2017; (iv) Consolidated Statement of Stockholders’ Equity for years ended December 31, 2018 and 2017; (v) Consolidated Statements of Cash Flows for years ended December 31, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements as blocks of text.

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

CLEVELAND BIOLABS, INC.

Dated:	March 7, 2019	By:	/s/ YAKOV KOGAN
Yakov Kogan
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Yakov Kogan	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)	March 7, 2019
Yakov Kogan

/S/ Lea Verny	Director	March 7, 2019
Lea Verny

/S/ Randy Saluck	Director	March 7, 2019
Randy Saluck

/S/ Alexander Andryushechkin	Director	March 7, 2019
Alexander Andryushechkin

/S/ Anna Evdokimova	Director	March 7, 2019
Anna Evdokimova

/S/ Ivan Persiyanov	Director	March 7, 2019
Ivan Persiyanov

/S/ Ivan Fedyunin	Director	March 7, 2019
Ivan Fedyunin

/S/ Daniil Talyanskiy	Director	March 7, 2019
Daniil Talyanskiy