Form 10-Q
period 2019-03-31
CLEVELAND BIOLABS INC
filed 2019-05-15
CIK 1318641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.005	CBLI	NASDAQ Capital Market
As of April 30, 2019, there were 11,298,239 shares outstanding of the registrant’s common stock, par value $0.005 per share.

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires, the terms "Cleveland BioLabs," the "Company," "CBLI," "we," "us" and "our" refer to Cleveland BioLabs, Inc. and its consolidated subsidiaries, BioLab 612, LLC and Panacela Labs, Inc. Our common stock, par value $0.005 per share, is referred to as "common stock."

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,798,817	$3,617,234
Short-term investments	540,668	503,810
Accounts receivable	269,778	251,846
Other current assets	115,818	103,397
Total current assets	3,725,081	4,476,287
Equipment, net	23,833	27,747
Other long-term assets	30,824	30,373
Total assets	$3,779,738	$4,534,407
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$245,247	$139,120
Accrued expenses	592,409	694,164
Accrued warrant liability	173,458	78,637
Total current liabilities	1,011,114	911,921
Non-current liabilities	7,159	8,459
Total liabilities	1,018,273	920,380
Stockholders’ equity:
Preferred stock, $.005 par value; 1,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 0 shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $.005 par value; 25,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 11,298,239 shares issued and outstanding as of March 31, 2019 and December 31, 2018	56,487	56,487
Additional paid-in capital	163,161,523	163,161,523
Accumulated other comprehensive loss	(584,611)	(611,370)
Accumulated deficit	(164,931,528)	(164,058,585)
Total Cleveland BioLabs, Inc. stockholders’ deficit	(2,298,129)	(1,451,945)
Noncontrolling interest in stockholders’ equity	5,059,594	5,065,972
Total stockholders’ equity	2,761,465	3,614,027
Total liabilities and stockholders’ equity	$3,779,738	$4,534,407
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Grants and contracts	$197,919	$227,576
Operating expenses:
Research and development	513,421	1,336,470
General and administrative	474,670	727,193
Total operating expenses	988,091	2,063,663
Loss from operations	(790,172)	(1,836,087)
Other income (expense):
Interest and other income (expense)	(7,648)	69,476
Foreign exchange loss	(671)	(383)
Change in value of warrant liability	(94,821)	508,542
Total other income (expense)	(103,140)	577,635
Net loss	(893,312)	(1,258,452)
Net loss attributable to noncontrolling interests	20,369	33,842
Net loss attributable to Cleveland BioLabs, Inc.	$(872,943)	$(1,224,610)
Net loss attributable to common stockholders per share of common stock, basic and diluted	$(0.08)	$(0.11)
Weighted average number of shares used in calculating net loss per share, basic and diluted	11,298,239	11,280,553
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
Net loss including noncontrolling interests	$(893,312)	$(1,258,452)
Other comprehensive loss:
Unrealized gain on short-term investments	—	1,477
Foreign currency translation adjustment	40,750	6,873
Comprehensive loss including noncontrolling interests	(852,562)	(1,250,102)
Comprehensive loss attributable to noncontrolling interests	6,378	31,650
Comprehensive loss attributable to Cleveland BioLabs, Inc.	$(846,184)	$(1,218,452)
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	11,279,834	$56,395	—	$—	$163,106,400
Exercise of warrants	18,405	92	—	—	55,123
Net loss	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at March 31, 2018	11,298,239	$56,487	—	$—	$163,161,523

Balance at December 31, 2018	11,298,239	$56,487	—	$—	$163,161,523
Net loss	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at March 31, 2019	11,298,239	$56,487	—	$—	$163,161,523

	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2017	$(516,457)	$(160,446,612)	$5,208,644	$7,408,370
Exercise of warrants	—	—	—	55,215
Net loss	—	(1,224,610)	(33,842)	(1,258,452)
Unrealized gain on short-term investments	1,477	—	—	1,477
Foreign currency translation	4,681	—	2,192	6,873
Balance at March 31, 2018	$(510,299)	$(161,671,222)	$5,176,994	$6,213,483

Balance at December 31, 2018	$(611,370)	$(164,058,585)	$5,065,972	$3,614,027
Net loss	—	(872,943)	(20,369)	(893,312)
Foreign currency translation	26,759	—	13,991	40,750
Balance at March 31, 2019	$(584,611)	$(164,931,528)	$5,059,594	$2,761,465
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(893,312)	$(1,258,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,915	4,881
Non-cash investment income	—	(11,489)
Gain (loss) on equipment disposal	1,000	(35,274)
Change in value of warrant liability	94,821	(508,542)
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(30,921)	163,690
Other long-term assets	(280)	1,303
Accounts payable and accrued expenses	(3,078)	444,020
Net cash used in operating activities	(827,855)	(1,199,863)
Cash flows from investing activities:
Purchase of short-term investments	—	(1,945,283)
Sale of short-term investments	—	3,429,703
Purchase of equipment	—	(19,045)
Proceeds from sale of equipment	—	35,770
Net cash provided by investing activities	—	1,501,145
Cash flows from financing activities:
Exercise of warrants	—	55,215
Net cash provided by financing activities	—	55,215
Effect of exchange rate change on cash and equivalents	9,438	(705)
Increase (decrease) in cash and cash equivalents	(818,417)	355,792
Cash and cash equivalents at beginning of period	3,617,234	4,230,548
Cash and cash equivalents at end of period	$2,798,817	$4,586,340
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—
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
CBLI was incorporated in Delaware in June 2003 and is headquartered in Buffalo, New York. CBLI conducts business in the United States ("U.S.") itself and in the Russian Federation ("Russia") through two subsidiaries: one wholly owned subsidiary, BioLab 612, LLC ("BioLab 612"), which began operations in 2012; and Panacela Labs, Inc. ("Panacela"), which was formed by us and Joint Stock Company "RUSNANO" ("Rusnano"), our financial partner in the venture, in 2011. Unless otherwise noted, references to the "Company," "we," "us," and "our" refer to Cleveland BioLabs, Inc. together with its subsidiaries.

In addition, the Company has an investment in Genome Protection, Inc. ("GPI") that is recorded under the equity method of accounting in the accompanying financial statements. The Company has not recorded its 50% share of the losses of GPI through March 31, 2019 as the impact would have reduced the Company's equity method investment in GPI below zero, and there are no requirements to fund the Company's share of these losses or contribute additional capital as of the date of these statements.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited consolidated condensed financial statements include the accounts of CBLI, BioLab 612, and Panacela. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated condensed balance sheet as of December 31, 2018, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim consolidated financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC (the "2018 Form 10-K").

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to fairly present the financial position of the Company as of March 31, 2019, along with its results of operations for the three-month periods ended March 31, 2019 and 2018 and cash flows for the three-month periods ended March 31, 2019 and 2018. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.
At March 31, 2019, we had cash, cash equivalents, and short-term investments of $3.3 million. Of that total, $0.5 million was restricted for the use of our consolidated joint venture, Panacela, leaving $2.8 million available for general use, which management believes will be sufficient to support operations into December 2019. To ensure continuing operations beyond that point, management is evaluating all opportunities to secure additional financing, including investments from non-controlling interests, the sale or license of our drug candidates, the issuance of equity and securing additional revenues from the U.S. or Russian governments. Management believes that sufficient sources of financing will be available to support operations into the future, however there can be no assurances at this time. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.
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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 requires organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. The ASU also requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted this guidance during 2019 with no material impact to the financial statements.
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
Short-Term Investments
The Company’s short-term investments are classified as held to maturity and recorded at amortized cost. Short-term investments consisted of $0.5 million in certificates of deposit with maturity dates beyond three months and less than one year and are owned by Panacela. These investments are classified as held to maturity given the intent and ability to hold the investments to maturity. Realized gains and losses, and interest and dividends on short-term investments are recorded in our Consolidated Condensed Statement of Operations as Interest and Other Income. The cost of securities sold is based on the specific identification method.
Significant Customers and Accounts Receivable
The following table presents our revenue by customer, on a proportional basis, for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
Customer	2019	2018	Variance
Department of Defense	32.3%	59.5%	(27.2)%
Incuron	67.7%	40.5%	27.2%
Total	100.0%	100.0%	—%
Our current Department of Defense ("DoD") revenues come from development contracts that expire in 2019 and 2020, although each contract may be extended. Our Incuron revenues come from a service agreement that is renegotiated annually.
Accounts receivable consist of amounts due under reimbursement contracts with these customers. The Company extends unsecured credit to customers under normal trade agreements, which generally require payment within 30 days.
Other Comprehensive Income (Loss)
The Company applies the Accounting Standards Codification ("Codification") on comprehensive income (loss) that requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The following table presents the changes in accumulated other comprehensive loss for the three months ended March 31, 2019.

Gains and losses on foreign exchange translations
Beginning balance	$(611,370)
Other comprehensive income (loss) before reclassifications	26,759
Amounts reclassified from accumulated other comprehensive loss	—
Ending balance	$(584,611)
Accounting for Stock-Based Compensation
The Cleveland Biolabs, Inc. Equity Incentive Plan, adopted in 2018 (the "Plan"), authorizes CBLI to grant (i) options to purchase common stock, (ii) restricted or unrestricted stock units, and (iii) stock appreciation rights, so long as the exercise or grant price of each are at least equal to the fair market value of the stock on the date of grant. As of March 31, 2019, an aggregate of 597,557 shares of common stock were authorized for issuance under the Plan, of which a total of 437,481 shares of common stock remained available for future awards. In addition, a total of 160,076 shares of common stock reserved for issuance were subject to currently outstanding stock options granted under The Cleveland BioLabs, Inc. Equity Incentive Plan, as in effect prior to the 2018 amendment and restatement. A single participant cannot be awarded more than 100,000 shares annually. Awards granted under the Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term, and number of shares) under the Plan are specified in an award document, and approved by the Company’s board of directors or its management delegates.

The 2013 Employee Stock Purchase Plan (the "ESPP") provides a means by which eligible employees of the Company and certain designated related corporations may be given an opportunity to purchase shares of common stock. As of March 31, 2019, there are 625,000 shares of common stock reserved for purchase under the ESPP. The number of shares reserved for purchase under the ESPP increases on January 1st of each calendar year by the lesser of: (i) 10% of the total number of shares of common stock outstanding on December 31st of the preceding year, or (ii) 100,000 shares of common stock. The ESPP allows employees to use up to 15% of their compensation to purchase shares of common stock at an amount equal to 85% of the fair market value of the Company’s common stock on the offering date or the purchase date, whichever is less.
The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted where the vesting period is based on length of service or performance, while a Monte Carlo simulation model is used for estimating the fair value of stock options with market-based vesting conditions. No options were granted during the three months ended March 31, 2019 and March 31, 2018.
Income Taxes
No income tax expense was recorded for the three months ended March 31, 2019 and 2018 as the Company does not expect to have taxable income for 2019 and did not have taxable income in 2018. A full valuation allowance has been recorded against the Company’s deferred tax asset.
At March 31, 2019, the Company had U.S. federal net operating loss carryforwards of approximately $144.0 million, of which $139.8 million begins to expire if not utilized by 2023, and approximately $4.2 million of tax credit carryforwards which begin to expire if not utilized by 2024. The Company also has state net operating loss carryforwards of approximately $89.8 million, which begin to expire if not utilized by 2027 and state tax credit carryforwards of approximately $0.3, which begin to expire if not utilized by 2022. The purchase of 6,459,948 shares of common stock by David Davidovich on July 9, 2015, resulted in Mr. Davidovich owning 60.2% of the Company, at that time. We therefore believe it highly likely that this transaction will be viewed by the U.S. Internal Revenue Service as a change of ownership as defined by Section 382 of the Internal Revenue Code. Consequently, our ability to utilize approximately $124.8 million of U.S. federal net operating loss carryforwards, $3.65 million of U.S. tax credit carryforwards, approximately $73.4 million of state net operating loss carryforwards, and $0.3 million of state tax credit carryforwards, all of which occurred prior to July 9, 2015, are limited. As such, a significant portion of these carryforwards will likely expire before they can be utilized, even if the Company is able to generate taxable income that, except for this transaction, would have been sufficient to fully utilize these carryforwards.

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

	As of March 31,
Common Equivalent Securities	2019	2018
Warrants	482,763	535,867
Options	160,076	197,557
Total	642,839	733,424
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues for liabilities when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. For all periods presented, the Company was not a party to any pending material litigation that was estimable and had a probability of loss.
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

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$—	$540,668	$—	$540,668
Total assets	$—	$540,668	$—	$540,668
Liabilities:
Accrued warrant liability	$—	$—	$173,458	$173,458

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,130	$—	$—	$1,130
Short-term investments	—	503,810	—	503,810
Total assets	$1,130	$503,810	$—	$504,940
Liabilities:
Accrued warrant liability	$—	$—	$78,637	$78,637

The Company uses the Black-Scholes model to measure the accrued warrant liability. The following are the assumptions used to measure the accrued warrant liability which were determined in a manner consistent with grants of options to purchase common stock:

	March 31, 2019	December 31, 2018
Stock Price	$1.68	$1.01
Exercise Price	$3.64 - $20.40	$3.64 - $24.40
Term in years	1.79 – 2.35	0.04 - 2.60
Volatility	77.10% - 110.64%	88.07 - 108.18%
Annual rate of quarterly dividends	—%	—%
Discount rate- bond equivalent yield	2.25% - 2.30%	0.12 - 2.48%
The following table sets forth a summary of changes in the fair value of the Company’s Level 3 fair value measurements for the periods indicated:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	Accrued Warrant Liability	Accrued Warrant Liability
Beginning Balance	$78,637	$1,041,455
Total (gains) or losses, realized and unrealized, included in earnings (1)	94,821	(508,542)
Issuances	—	—
Settlements	—	—
Ending Balance	$173,458	$532,913

(1)
Unrealized gains or losses related to the accrued warrant liability were included as change in value of accrued warrant liability. There were no realized gains or losses for the three months ended March 31, 2019 and 2018.

As of March 31, 2019 and December 31, 2018, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.

The Company considers the accrued warrant liability to be Level 3 because some of the inputs into the measurements are neither directly nor indirectly observable. The accrued warrant liability uses management’s estimate for the expected term. As of March 31, 2019, the Black-Scholes pricing model was used as the valuation technique for the accrued warrant liability and used the unobservable input for the expected term of 1.79 – 2.35 years.

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
4. Stockholders’ Equity
The Company has granted options to purchase shares of common stock. The following is a summary of option award activity during the three months ended March 31, 2019:

	Total Stock Options Outstanding	Weighted Average Exercise Price per Share
December 31, 2018	160,076	$35.92
Granted	—	—
Vested	—	—
Forfeited, Canceled	—	—
March 31, 2019	160,076	$35.92

The following is a summary of outstanding stock options as of March 31, 2019:

	As of March 31, 2019
	Stock Options Outstanding	Vested Stock Options
Quantity	160,076	160,076
Weighted Average Exercise Price	$35.92	$35.92
Weighted Average Remaining Contractual Term (in Years)	4.38	4.38
Intrinsic Value	$—	$—
For the three months ended March 31, 2019 and 2018, the Company granted no stock options. For March 31, 2019 and 2018, the total fair value of options vested was $0.
As of March 31, 2019, there was no total compensation cost not yet recognized related to unvested stock options.
5. Warrants
In connection with previous sales of the Company’s common stock and the issuance of debt instruments, warrants were issued which presently have exercise prices ranging from $3.64 to $20.40. The warrants expire between one and seven years from the date of grant and are subject to the terms applicable in each agreement. The following table summarizes the activity in our outstanding warrants since December 31, 2018:

	Number of Warrants	Weighted Average Exercise Price
December 31, 2018	528,054	$10.90
Granted	—	—
Exercised	—	—
Forfeited, Canceled	(45,291)	24.40
March 31, 2019	482,763	$9.63
6. Significant Alliances and Related Parties
Roswell Park Cancer Institute
The Company has entered into several agreements with Roswell Park Cancer Institute ("RPCI") including: various sponsored research agreements, an exclusive license agreement and clinical trial agreements for the conduct of the Phase 1 entolimod oncology study and the Phase 1 Curaxin CBL0137 intravenous administration study. Additionally, the Company’s Chief Scientific Officer, or CSO, Dr. Andrei Gudkov, is the Senior Vice President of Basic Research at RPCI. The Company had $0 and $84,429 in accrued expenses payable to RPCI at March 31, 2019 and 2018, respectively.

The Cleveland Clinic
CBLI has entered into an exclusive license agreement with The Cleveland Clinic pursuant to which CBLI was granted an exclusive license to The Cleveland Clinic’s research base underlying our therapeutic platform and certain product candidates licensed to Panacela. CBLI has the primary responsibility to fund all newly developed patents. However, The Cleveland Clinic retains ownership of those patents covered by the agreement. CBLI also agreed to use commercially diligent efforts to bring one or more products to market as soon as practical, consistent with sound and reasonable business practices and judgments. On August 6, 2018, CBLI sublicensed the intellectual property underlying entolimod's composition that CBLI licenses from The Cleveland Clinic to GPI. There were no milestone or royalty payments paid to The Cleveland Clinic during the three months ended March 31, 2019 or 2018.
The Company recognized $30,710 and $0 in research and development expense to The Cleveland Clinic for the three months ended March 31, 2019 and 2018, respectively. The Company had $30,710 and $0 in accrued expenses payable to The Cleveland Clinic at March 31, 2019 and 2018, respectively.
Buffalo BioLabs and Incuron
Our CSO, Dr. Andrei Gudkov, has business relationships with Buffalo BioLabs, LLC ("BBL") where Dr. Gudkov was a founder and currently serves as its uncompensated Principal Scientific Advisor. The Company recognized $0 and $287,880 in research and development expense to BBL for the three months ended March 31, 2019 and 2018, respectively. The Company also recognized $11,553 from BBL as sublease and other income for the three months ended March 31, 2019 and 2018. Pursuant to our real estate sublease and equipment lease with BBL, the Company had gross accounts receivables of $222,938 and $206,002, and net accounts receivables of $20,787 and $3,851 from BBL at March 31, 2019 and 2018, respectively.
Dr. Gudkov is also an uncompensated member of the board of directors for Incuron. Pursuant to master service and development agreements we have with Incuron, the Company performs various research, business development, clinical advisory, and management services. The Company recognized revenue of $134,067 and $92,120 for the three months ended March 31, 2019 and 2018, respectively. In addition, we also recognized $1,134 and $1,776 from Incuron for sublease and other income for the three months ended March 31, 2019 and 2018, respectively. Pursuant to these agreements, the Company had gross accounts receivable of $134,823 and $143,896 from Incuron at March 31, 2019 and 2018, respectively.
Genome Protection
GPI incurred $47,425 in consultant expenses with members of the Company's Board of Directors and management team during the three months ended March 31, 2019, of which $24,768 remained in GPI accounts payable and accrued expenses as of March 31, 2019. The Company also recognized $3,031 in expense reimbursement from GPI during the three months ended March 31, 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations and other portions of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding our future financial position, business strategy, new products, budgets, liquidity, cash flows, projected costs, regulatory approvals, or the impact of any laws or regulations applicable to us, and plans and objectives of management for future operations, are forward-looking statements. The words "anticipate," "believe," "continue," "should," "estimate," "expect," "intend," "may," "plan," "project," "will," and similar expressions or their negatives, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed or implied here for various reasons. We discuss many of these risks in Item 1A under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018. Factors that may cause such differences include, but are not limited to, our need for additional financing to meet our business objectives; our history of operating losses; our ability to successfully develop, obtain regulatory approval for, and commercialize our products in a timely manner; our plans to research, develop and commercialize our product candidates; our ability to attract collaborators with development, regulatory and commercialization expertise;
our plans and expectations with respect to future clinical trials and commercial scale-up activities; our reliance on third-party manufacturers of our product candidates; the size and growth potential of the markets for our product candidates, and our ability to serve those markets; the rate and degree of market acceptance of our product candidates; regulatory requirements and developments in the United States, the European Union and foreign countries; the performance of our third-party suppliers and manufacturers; the success of competing therapies that are or may become available; our ability to attract and retain key scientific or management personnel; our reliance on government funding for a significant portion of our operating costs and expenses; government contracting processes and requirements; the exercise of control over our company our by our majority stockholder; the geopolitical relationship between the United States and the Russian Federation, as well as general business, legal, financial and other conditions within the Russian Federation; our ability to obtain and maintain intellectual property protection for our product candidates; our potential vulnerability to cybersecurity breaches; and other factors discussed below and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2018.
Given these uncertainties, you should not place undue reliance on these forward-looking statements. The forward-looking statements included in this quarterly report are made only as of the date hereof. We do not undertake any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and with our historical consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2018.
OVERVIEW
We are an innovative biopharmaceutical company developing novel approaches to activate the immune system and address serious medical needs. Our proprietary platform of Toll-like immune receptor activators has applications in mitigation of radiation injury and radiation oncology. We combine our proven scientific expertise and our depth of knowledge about our products’ mechanisms of action into a passion for developing drugs to save lives. Our most advanced product candidate is entolimod, an immune-stimulatory agent, which we are developing as a radiation countermeasure and other indications in radiation oncology. We conduct business in the U.S. directly and in Russia through two subsidiaries, one of which is wholly-owned, BioLab 612; and one of which is owned in collaboration with a financial partner, Panacela. In addition, we conduct business with a former subsidiary, Incuron, which will pay us a 2% royalty on future commercialization, licensing, or sale of certain technology we sold to Incuron. We are also partner in a joint venture, GPI, with Everon Biosciences, Inc.
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
Revenue
Our revenue originates from grants and contracts from both United States ("U.S.") federal government sources and Russian Federation ("Russia") government sources and service contracts with Incuron. U.S. federal grants and contracts are provided to advance research and development of entolimod, our lead product candidate, which we believe is of interest for potential sale to the U.S. Department of Defense ("DoD"), or the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services ("BARDA"). Russian government contracts have historically been provided to advance research and development of our oncology product candidates that may eventually be licensed for sale in Russia, although we do not currently have any active contracts with the Russian government. We provide various research, management, business development, and clinical advisory services to Incuron.

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
General and Administrative Expenses
General and administrative ("G&A") functions include executive management, finance and administration, government affairs and regulations, corporate development, human resources, and legal and compliance. The specific costs include the cost of our personnel, other than those whose compensation is included in R&D costs, consisting of salaries, incentive and stock-based compensation, out-of-pocket costs usually associated with attorneys (both corporate and intellectual property), bankers, accountants, and other advisors and a pro-rata share of facilities expense and other overhead items.
Other Income and Expenses
Other recurring income and expenses primarily consist of interest income on our investments, changes in the market value of our derivative financial instruments, and foreign currency transaction gains or losses.
Recent Developments
In September 2015, we announced two awards totaling approximately $15.8 million in funding from the DoD office of Congressionally Directed Medical Research Programs to support further development of entolimod as a MRC. These awards have funded, and will continue to fund, additional preclinical and clinical studies of entolimod. In October 2016, the DoD modified the original statement of work of one of these contracts (Joint Warfighter Medical Research Program ("JWMRP") contract award number W81XWH-15-C-0101) by eliminating certain tasks no longer deemed critical for the preparation of the BLA and established new tasks to address the formulation questions raised by the FDA during the review of the pre-EUA dossier, including an aim to conduct the non-human primate bio-comparability study along with other drug manufacturing -related activities. In September 2017, the DoD further modified the contract by extending its term to 2019 on a no-cost basis. In February 2019, the DoD again modified the contract by extending its term to April 2020.

Critical Accounting Policies and Significant Estimates
Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2018. Other than as set forth below, our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Fair Value of Financial Instruments
We use the Available-For-Sale accounting method to determine the fair value of certain cash equivalents and short-term investments in United States Treasury Notes or certificates of deposit. As of March 31, 2019, we held approximately $0.5 million in certificates of deposit which we classified as Level 2.
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
As of March 31, 2019, we held approximately $0.2 million in accrued expenses related to warrants to purchase common stock, which we classified as Level 3.
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Revenue

Revenue decreased from approximately $0.228 million for the three months ended March 31, 2018 to approximately $0.198 million for the three months ended March 31, 2019, representing a decrease of approximately $0.030 million, or 13.0%. This decrease is primarily due to a reduction in revenues from our Joint Warfighter Medical Research Program ("JWMRP") contract with the DoD for continued preclinical development along with other drug manufacturing activities for entolimod due to previously disclosed vendor delays in the analytical analyses required to complete the biocomparability study, partially offset by increases in revenues from our Incuron service contract. Differences in our revenue sources, by program, between the years are set forth in the following table.

	Program	Three Months Ended March 31,
Funding Source		2019	2018	Variance
DoD	JWMRP Contract (1)	$62,836	$134,917	$(72,081)
DoD	PRMRP Contract (2)	1,017	539	478
Incuron	Service contract	134,066	92,120	41,946
		$197,919	$227,576	$(29,657)

(1)	The Congressionally Directed Medical Research Programs ("CDMRP") Joint Warfighter Medical Research Program (JWMRP) contract was awarded on September 1, 2015.

(2)	The CDMRP Peer Reviewed Medical Research Program ("PRMRP") grant was awarded effective as of September 30, 2015.

We anticipate our revenue over the next year will continue to be derived primarily from government grants and contracts. We anticipate that DoD revenue will grow in the next quarter as additional DoD-supported preclinical studies are expected to be initiated now that the biocomparability study has been completed. We also plan to submit proposals for US and foreign government grants and contracts to various funding sources, but there can be no assurance that we will receive future funding awards. The following table sets forth information regarding our currently active grants and contracts:

				As of March 31, 2019
Funding Source	Program	Total Award Value	Funded Award Value	Cumulative Revenue	Funded Backlog	Unfunded Backlog
DoD	JWMRP Contract	$9,226,455	$9,226,455	$3,315,858	$5,910,597	$—
DoD	PRMRP Contract	6,573,992	6,573,992	78,455	6,495,537	—
		$15,800,447	$15,800,447	$3,394,313	$12,406,134	$—

Research and Development Expenses
R&D expenses decreased from $1.34 million for the three months ended March 31, 2018 to $0.51 million for the three months ended March 31, 2019, representing a decrease of $0.83 million, or 61.6%. Variances in individual development programs are noted in the table below. The net decrease is primarily attributable to a $0.57 million reduction in R&D spending for biodefense applications of entolimod, $0.26 million decrease in R&D expenses related to the oncology applications of the entolimod family of compounds and a $0.04 million reduction in R&D spending on Panacela's product candidates, partially offset by a $0.05 million increase in R&D expenses related to the Curaxins. The R&D expense reductions for biodefense applications of entolimod resulted from our reduced preclinical development activity due to our previously disclosed vendor delays in the analytical analyses required to complete the biocomparability study. We anticipate that R&D expenses for biodefense applications will rise as activity resumes under the DoD contract. The remaining variances are not significant.

	Three Months Ended March 31,
	2019	2018	Variance
Entolimod for Biodefense Applications	$370,184	$942,660	$(572,476)
CBLB612	6,601	581	6,020
Entolimod for Oncology Indications	8,382	270,938	(262,556)
	385,167	1,214,179	(829,012)
Curaxins	121,413	70,861	50,552
Panacela product candidates	6,841	51,430	(44,589)
Total research & development expenses	$513,421	$1,336,470	$(823,049)
General and Administrative Expenses
G&A expenses decreased from $0.73 million for the three months ended March 31, 2018 to $0.47 million for the three months ended March 31, 2019, representing a decrease of $0.25 million, or 34.7%. This decrease consisted primarily of a $0.15 million decrease in property tax expense, $0.06 million decrease in expense relating to a one-time litigation settlement for the previously completed research contracts with the Russian Ministry of Trade (MPT), and $0.05 million decrease in CBLI's legal and professional fees.
Other Income and Expenses
Other income decreased from $0.6 million of other income for the three months ended March 31, 2018 to $0.1 million of other expense for the three months ended March 31, 2019, representing an expense increase of $0.7 million, or 117.9%. This increase was primarily related to a $0.6 million non-cash gain related to the change in valuation of our warrant liability as a result of stock price changes as well as warrant expirations.

Liquidity and Capital Resources
We have incurred net losses of approximately $164.9 million from our inception through March 31, 2019. Historically, we have not generated, and do not expect to generate in the immediate future, revenue from sales of product candidates. Since our founding in 2003, we have funded our operations through a variety of means:

•
From inception through March 31, 2019, we have raised $144.7 million of net equity capital, including amounts received from the exercise of options and warrants. We have also received $7.3 million in net proceeds from the issuance of long-term debt instruments;

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

•	We have been awarded $4.0 million in grants and contracts not described above, all of which have been recognized at March 31, 2019;

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

We have incurred cumulative net losses and expect to incur additional losses related to our R&D activities. We do not have commercial products and have limited capital resources. At March 31, 2019, we had cash, cash equivalents and short-term investments of $3.3 million which represents a decrease of $0.8 million or 19.0% since the end of our last fiscal year. This decrease was caused primarily by our net loss of $0.9 million over the last three months ended March 31, 2019. We expect our cash, cash equivalents, and short-term investments, along with the active government contracts described above, to fund our projected operating requirements and allow us to fund our operating plan, in each case, into December of 2019. However, until we are able to commercialize our product candidates at a level that covers our cash expenses, we will need to raise substantial additional capital, which we may be unable to raise in sufficient amounts, when needed and at acceptable terms. Our plans with regard to these matters may include seeking additional capital through debt or equity financing, the sale or license of drug candidates, or obtaining additional government research funding. There can be no assurance that we will be able to obtain future financing on acceptable terms, or that we can obtain additional government financing for our operations. If we are unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.
Cash Flows:
The following table provides information regarding our cash flows for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018	Variance
Cash flows used in operating activities	$(827,855)	$(1,199,863)	$372,008
Cash flows provided by investing activities	—	1,501,145	(1,501,145)
Cash flows provided by financing activities	—	55,215	(55,215)
Effect of exchange rate change on cash and equivalents	9,438	(705)	10,143
Increase (decrease) in cash and cash equivalents	(818,417)	355,792	(1,174,209)
Cash and cash equivalents at beginning of period	3,617,234	4,230,548	(613,314)
Cash and cash equivalents at end of period	$2,798,817	$4,586,340	$(1,787,523)

Operating Activities
Net cash used in operating activities decreased by $0.4 million to $0.8 million for the three months ended March 31, 2019 from $1.2 million for the three months ended March 31, 2018. Net cash used in operating activities for the period ending March 31, 2019 consisted of a reported net loss of $0.9 million, which was adjusted down for $0.1 million of net non-cash operating activities, and a $0.03 million net decrease due to changes in operating assets and liabilities. The $0.1 million of net non-cash operating activities substantially consisted of changes in the valuation of our warrant liability. The $0.03 million of changes in operating assets and liabilities was due to a net increase in accounts receivable and other current assets.
Net cash used in operating activities for the three months ended March 31, 2018 of $1.2 million consisted of a reported net loss of $1.3 million, which was reduced for $0.6 million of net non-cash operating activities, and a $0.6 million net increase due to changes in operating assets and liabilities. Of the net non-cash operating activities of $0.6 million, $0.5 million was due to changes in the valuation of our warrant liability. Of the $0.6 million of changes in operating assets and liabilities, $0.2 million was due to a net decrease in accounts receivable and other currents assets, and $0.4 million was due to a net increase in accrued expenses and accounts payable.
Investing Activities
Net cash used in investing activities decreased by $1.5 million to $0.00 million for the three months ended March 31, 2019 from net cash provided by investing activities of $1.5 million for the three months ended March 31, 2018. The net cash used in investing activities for the three months ended March 31, 2018 consisted of net sales of short-term investments.
Financing Activities
Net cash provided by financing activities decreased by $0.06 million to $0.00 million for the three months ended March 31, 2019 from $0.06 million for the three months ended March 31, 2018. Net cash provided by financing activities during the three months ended March 31, 2018 consisted of proceeds from the exercise of warrants.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting company filers.

Item 4.	Controls and Procedures
Effectiveness of Disclosure
Our management, with the participation of our Chief Executive Officer (performing the functions of the Company's principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2019. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer (performing the functions of the Company's principal executive officer and principal financial officer) concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer (performing the functions of the Company's principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of March 31, 2019, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows, or that are required to be disclosed under the rules of the SEC, other than as set forth below.
On October 22, 2018, the Russian Federation Ministry of Industry and Trade ("MPT") filed a complaint against BioLab 612 one of our subsidiaries operating in the Russian Federation, in the Arbitration court of Moscow city. The complaint alleges that BioLab 612 breached its 2012 and 2013 contracts with the MPT by completing its third stage of the 502 clinical study and seventh stage of the 612 clinical study in an untimely manner. The MPT was seeking 19,819,281 rubles (or approximately $0.3 million) in damages and penalties for breach of the 502 contract and 49,519,600 rubles (or approximately $0.75 million) in damages and penalties for breach of the 612 contract. In November 2018, the court dismissed the claim for damaged and penalties arising from the alleged breach of the 502 contract. In January 2019, the court ordered BioLab 612 to pay 2,823,377 rubles (or approximately $0.04 million) in damages and penalties for breach of the 612 contract. The MPT had until February 19, 2019 to appeal this decision, and elected not to do so.

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

3.8	Second Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 5, 2007).

3.9	Amendment to Second Amended and Restated By-Laws of Cleveland BioLabs, Inc. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 18, 2015).

10.1*	Award/Contract W81XWH-15-C-0101 modification dated February 28, 2019 issued by USA Med Research ACQ Activity

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Yakov Kogan.

32.1*	Certification pursuant to 18 U.S.C. Section 1350.

101.1
The following information from CBLI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of March 31, 2019 and December 31, 2018; (ii) Consolidated Condensed Statements of Operations for the Three Months Ended March 31, 2019 and 2018; (iii) Consolidated Condensed Statements of Comprehensive Loss for the Three Months Ended March 31, 2019 and 2018; (iv) Consolidated Condensed Statements of Stockholders’ Equity for the Three Months Ended March 31, 2019 and 2018; (v) Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018; and (vi) Notes to Consolidated Condensed Financial Statements.

*	Filed herewith.

Signatures
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated: May 15, 2019	By:	/s/ YAKOV KOGAN
Yakov N. Kogan
Chief Executive Officer
(Principal Executive and Principal Financial Officer)