Form 10-Q
period 2019-06-30
CLEVELAND BIOLABS INC
filed 2019-08-14
CIK 1318641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
As of July 31, 2019, there were 11,298,239 shares outstanding of the registrant’s common stock, par value $0.005 per share.

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires, the terms "Cleveland BioLabs," the "Company," "CBLI," "we," "us" and "our" refer to Cleveland BioLabs, Inc. and its consolidated subsidiaries, BioLab 612, LLC and Panacela Labs, Inc. Our common stock, par value $0.005 per share, is referred to as "common stock."

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,237,817	$3,617,234
Short-term investments	396,350	503,810
Accounts receivable	337,941	251,846
Other current assets	74,625	103,397
Total current assets	3,046,733	4,476,287
Equipment, net	20,218	27,747
Other long-term assets	18,667	30,373
Total assets	$3,085,618	$4,534,407
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$274,905	$139,120
Accrued expenses	603,611	694,164
Accrued warrant liability	60,992	78,637
Total current liabilities	939,508	911,921
Non-current liabilities	3,659	8,459
Total liabilities	943,167	920,380
Stockholders’ equity:
Preferred stock, $.005 par value; 1,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 0 shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $.005 par value; 25,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 11,298,239 shares issued and outstanding as of June 30, 2019 and December 31, 2018	56,487	56,487
Additional paid-in capital	163,161,523	163,161,523
Accumulated other comprehensive loss	(574,743)	(611,370)
Accumulated deficit	(165,548,356)	(164,058,585)
Total Cleveland BioLabs, Inc. stockholders’ deficit	(2,905,089)	(1,451,945)
Noncontrolling interest in stockholders’ equity	5,047,540	5,065,972
Total stockholders’ equity	2,142,451	3,614,027
Total liabilities and stockholders’ equity	$3,085,618	$4,534,407
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Grants and contracts	$276,967	$391,591	$474,886	$619,167
Operating expenses:
Research and development	599,578	908,907	1,112,999	2,245,377
General and administrative	448,991	550,743	923,661	1,277,936
Total operating expenses	1,048,569	1,459,650	2,036,660	3,523,313
Loss from operations	(771,602)	(1,068,059)	(1,561,774)	(2,904,146)
Other income (expense):
Interest and other income	25,930	23,924	18,282	93,400
Foreign exchange gain (loss)	(388)	1,479	(1,059)	1,096
Change in value of warrant liability	112,466	170,071	17,645	678,613
Total other income	138,008	195,474	34,868	773,109
Net loss	(633,594)	(872,585)	(1,526,906)	(2,131,037)
Net loss attributable to noncontrolling interests	16,766	21,548	37,135	55,390
Net loss attributable to Cleveland BioLabs, Inc.	$(616,828)	$(851,037)	$(1,489,771)	$(2,075,647)
Net loss attributable to common stockholders per share of common stock, basic and diluted	$(0.05)	$(0.08)	$(0.13)	$(0.18)
Weighted average number of shares used in calculating net loss per share, basic and diluted	11,298,239	11,298,239	11,298,239	11,289,396
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net loss including noncontrolling interests	$(633,594)	$(872,585)	$(1,526,906)	$(2,131,037)
Other comprehensive loss:
Unrealized gain on short-term investments	—	501	—	1,978
Foreign currency translation adjustment	14,580	(81,725)	55,330	(74,852)
Comprehensive loss including noncontrolling interests	(619,014)	(953,809)	(1,471,576)	(2,203,911)
Comprehensive loss attributable to noncontrolling interests	12,054	47,975	18,432	79,625
Comprehensive loss attributable to Cleveland BioLabs, Inc.	$(606,960)	$(905,834)	$(1,453,144)	$(2,124,286)
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	11,279,834	$56,395	—	$—	$163,106,400
Exercise of warrants	18,405	92	—	—	55,123
Net loss	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at March 31, 2018	11,298,239	$56,487	—	$—	$163,161,523
Net loss	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at June 30, 2018	11,298,239	$56,487	—	$—	$163,161,523

Balance at December 31, 2018	11,298,239	$56,487	—	$—	$163,161,523
Net loss	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at March 31, 2019	11,298,239	$56,487	—	$—	$163,161,523
Net loss	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at June 30, 2019	11,298,239	$56,487	—	$—	$163,161,523

	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2017	$(516,457)	$(160,446,612)	$5,208,644	$7,408,370
Exercise of warrants	—	—	—	55,215
Net loss	—	(1,224,610)	(33,842)	(1,258,452)
Unrealized loss on short-term investments	1,477	—	—	1,477
Foreign currency translation	4,681	—	2,192	6,873
Balance at March 31, 2018	$(510,299)	$(161,671,222)	$5,176,994	$6,213,483
Net loss	—	(851,037)	(21,548)	(872,585)
Unrealized loss on short-term investments	501	—	—	501
Foreign currency translation	(55,298)	—	(26,427)	(81,725)
Balance at June 30, 2018	$(565,096)	$(162,522,259)	$5,129,019	$5,259,674

Balance at December 31, 2018	$(611,370)	$(164,058,585)	$5,065,972	$3,614,027
Net loss	—	(872,943)	(20,369)	(893,312)
Unrealized loss on short-term investments	—	—	—	—
Foreign currency translation	26,759	—	13,991	40,750
Balance at March 31, 2019	$(584,611)	$(164,931,528)	$5,059,594	$2,761,465
Net loss	—	(616,828)	(16,766)	(633,594)
Unrealized loss on short-term investments	—	—	—	—
Foreign currency translation	9,868	—	4,712	14,580
Balance at June 30, 2019	$(574,743)	$(165,548,356)	$5,047,540	$2,142,451
See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,526,906)	$(2,131,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,529	9,570
Non-cash investment income	—	(22,416)
Gain on equipment disposal	(37,250)	(35,274)
Change in value of warrant liability	(17,645)	(678,613)
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(56,925)	319,227
Other long-term assets	11,849	(3,505)
Accounts payable and accrued expenses	33,453	260,073
Net cash used in operating activities	(1,585,895)	(2,281,975)
Cash flows from investing activities:
Purchase of short-term investments	(382,598)	(4,149,031)
Sale of short-term investments	535,637	6,145,088
Purchase of equipment	—	(19,011)
Proceeds from sale of equipment	37,250	35,770
Net cash provided by investing activities	190,289	2,012,816
Cash flows from financing activities:
Exercise of warrants	—	55,215
Net cash provided by financing activities	—	55,215
Effect of exchange rate change on cash and equivalents	16,189	(9,490)
Decrease in cash and cash equivalents	(1,379,417)	(223,434)
Cash and cash equivalents at beginning of period	3,617,234	4,230,548
Cash and cash equivalents at end of period	$2,237,817	$4,007,114
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

In addition, the Company has an investment in Genome Protection, Inc. ("GPI") that is recorded under the equity method of accounting in the accompanying financial statements. The Company has not recorded its 50% shares of the losses of GPI through June 30, 2019 as the impact would have reduced the Company's equity method investment in GPI below zero, and there are no requirements to fund the Company's share of these losses or contribute additional capital as of the date of these statements.
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

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to fairly present the financial position of the Company as of June 30, 2019, along with its results of operations for the three and six month periods ended June 30, 2019 and 2018 and cash flows for the six month periods ended June 30, 2019 and 2018. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

At June 30, 2019, we had cash, cash equivalents and short-term investments of $2.6 million in the aggregate. Management believes this capital will be sufficient to support operations into June 2020. To ensure continuing operations beyond that point, management is evaluating all opportunities to secure additional financing, including investments from non-controlling interests, the sale or license of our drug candidates, the issuance of equity or debt securities and securing additional revenues from the U.S. or Russian governments. Management believes that sufficient sources of financing will be available to support operations into the future, however there can be no assurances at this time. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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
Short-Term Investments
The Company’s short-term investments are classified as held to maturity and are recorded at amortized cost. Short-term investments consisted of $0.4 million in certificates of deposit with maturity dates beyond three months and less than one year and are owned by Panacela. These investments are classified as held to maturity given the intent and ability to hold the investments to maturity. Realized gains and losses, and interest and dividends on short-term investments are recorded in our Consolidated Statement of Operations as Interest and Other Income. The cost of securities sold is based on the specific identification method.
Significant Customers and Accounts Receivable
The following table presents our revenue by customer, on a proportional basis, for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,			Six Months Ended June 30,
Customer	2019	2018	Variance	2019	2018	Variance
Department of Defense	51.3%	49.1%	2.2%	43.3%	52.9%	(9.6)%
Incuron	48.7%	50.9%	(2.2)%	56.7%	47.1%	9.6%
Total	100.0%	100.0%	—%	100.0%	100.0%	—%
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
Other Comprehensive Income (Loss)
The Company applies the Accounting Standards Codification ("Codification") on comprehensive income (loss) that requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The following table presents the changes in accumulated other comprehensive loss for the six months ended June 30, 2019.

Gains and losses on foreign exchange translations
Beginning balance	$(611,370)
Other comprehensive income (loss) before reclassifications	36,627
Amounts reclassified from accumulated other comprehensive loss	—
Ending balance	$(574,743)
Accounting for Stock-Based Compensation
The Cleveland Biolabs, Inc. Equity Incentive Plan, adopted in 2018 (the "Plan"), authorizes CBLI to grant (i) options to purchase common stock, (ii) restricted or unrestricted stock units, and (iii) stock appreciation rights, so long as the exercise or grant price of each are at least equal to the fair market value of the stock on the date of grant. As of June 30, 2019, an aggregate of 597,557 shares of common stock were authorized for issuance under the Plan, of which a total of 460,744 shares of common stock remained available for future awards. In addition, a total of 136,813 shares of common stock reserved for issuance were subject to currently outstanding stock options granted under The Cleveland BioLabs, Inc. Equity Incentive Plan, as in effect prior to the 2018 amendment and restatement. A single participant cannot be awarded more than 100,000 shares annually. Awards granted under the Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term, and number of shares) under the Plan are specified in an award document, and approved by the Company’s board of directors or its management delegates.

The 2013 Employee Stock Purchase Plan (the "ESPP") provides a means by which eligible employees of the Company and certain designated related corporations may be given an opportunity to purchase shares of common stock. As of June 30, 2019, there are 625,000 shares of common stock reserved for purchase under the ESPP. The number of shares reserved for purchase under the ESPP increases on January 1 of each calendar year by the lesser of: (i) 10% of the total number of shares of common stock outstanding on December 31st of the preceding year, or (ii) 100,000 shares of common stock. The ESPP allows employees to use up to 15% of their compensation to purchase shares of common stock at an amount equal to 85% of the fair market value of the Company’s common stock on the offering date or the purchase date, whichever is less.
The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted where the vesting period is based on length of service or performance, while a Monte Carlo simulation model is used for estimating the fair value of stock options with market-based vesting conditions. No options were granted during the six months ended June 30, 2019 and June 30, 2018.
Income Taxes
No income tax expense was recorded for the three and six months ended June 30, 2019 and 2018 as the Company does not expect to have taxable income for 2019 and did not have taxable income in 2018. A full valuation allowance has been recorded against the Company’s deferred tax asset.
At December 31, 2018, the Company had U.S. federal net operating loss carryforwards of approximately $144.0 million, of which $139.7 million begins to expire if not utilized by 2023, and approximately $4.2 million of tax credit carryforwards which begin to expire if not utilized by 2024. The Company also has state net operating loss carryforwards of approximately $89.8 million, which begin to expire if not utilized by 2027 and state tax credit carryforwards of approximately $0.3 million, which begin to expire if not utilized by 2022. The purchase of 6,459,948 shares of common stock by David Davidovich on July 9, 2015 resulted in Mr. Davidovich owning 60.2% of the Company at that time. We therefore believe it highly likely that this transaction will be viewed by the U.S. Internal Revenue Service as a change of ownership as defined by Section 382 of the Internal Revenue Code. Consequently, our ability to utilize approximately $124.8 million of U.S. federal net operating loss carryforwards, $3.65 million of U.S. Internal tax credit carryforwards, approximately $73.4 million of state net operating loss carryforwards, and $0.3 million of state tax credit carryforwards, all of which occurred prior to July 9, 2015, are limited. As such, a significant portion of these carryforwards will likely expire before they can be utilized, even if the Company is able to generate taxable income that, except for this transaction, would have been sufficient to fully utilize these carryforwards.

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
The Company has excluded the following securities from the calculation of diluted net loss per share because all such securities were antidilutive for the periods presented. Additionally, there were no dilutive securities outstanding as of June 30, 2019.

	As of June 30,
Common Equivalent Securities	2019	2018
Warrants	327,253	535,867
Options	136,813	172,631
Total	464,066	708,498
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

Cash equivalents include United States Treasury Notes with original maturities of three months or less at time of purchase and money market funds. Short-term investments primarily include certificates of deposit at commercial banking institutions, with maturities of three months or more at time of purchase.
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

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$—	$—	$—	$—
Short-term investments	—	396,350	—	396,350
Total assets	$—	$396,350	$—	$396,350
Liabilities:
Accrued warrant liability	$—	$—	$60,992	$60,992

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,130	$—	$—	$1,130
Short-term investments	—	503,810	—	503,810
Total assets	$1,130	$503,810	$—	$504,940
Liabilities:
Accrued warrant liability	$—	$—	$78,637	$78,637

The Company uses the Black-Scholes model to measure the accrued warrant liability. The following are the assumptions used to measure the accrued warrant liability which were determined in a manner consistent with grants of options to purchase common stock:

	June 30, 2019	December 31, 2018
Stock Price	$1.45	$1.01
Exercise Price	$3.64 - $20.40	$3.64 - $24.40
Term in years	1.54 – 2.10	0.04 - 2.60
Volatility	75.57% - 79.90%	88.07% - 108.18%
Annual rate of quarterly dividends	—%	—%
Discount rate- bond equivalent yield	1.75% - 1.83%	0.12% - 2.48%
The following table sets forth a summary of changes in the fair value of the Company’s Level 3 fair value measurements for the periods indicated:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
	Accrued Warrant Liability	Accrued Warrant Liability
Beginning Balance	$173,458	$532,913
Total (gains) or losses, realized and unrealized, included in earnings (1)	(112,466)	(170,071)
Issuances	—	—
Settlements	—	—
Ending Balance	$60,992	$362,842

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
	Accrued Warrant Liability	Accrued Warrant Liability
Beginning Balance	$78,637	$1,041,455
Total (gains) or losses, realized and unrealized, included in earnings (1)	(17,645)	(678,613)
Issuances	—	—
Settlements	—	—
Ending Balance	$60,992	$362,842

(1)
Unrealized gains or losses related to the accrued warrant liability were included as change in value of accrued warrant liability. There were no realized gains or losses for the three and six months ended June 30, 2019 and 2018.

As of June 30, 2019 and December 31, 2018, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.
The Company considers the accrued warrant liability to be Level 3 because some of the inputs into the measurements are neither directly nor indirectly observable. The accrued warrant liability uses management’s estimate for the expected term. As of June 30, 2019, the Black-Scholes pricing model was used as the valuation technique for the accrued warrant liability and used the unobservable input for the expected term of 1.54 – 2.10 years.

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
4. Stockholders’ Equity
The Company has granted options to purchase shares of common stock. The following is a summary of option award activity during the six months ended June 30, 2019:

	Total Stock Options Outstanding	Weighted Average Exercise Price per Share
December 31, 2018	160,076	$35.92
Granted	—	—
Vested	—	—
Forfeited, Canceled	(23,263)	10.05
June 30, 2019	136,813	$40.32

The following is a summary of outstanding stock options as of June 30, 2019:

	As of June 30, 2019
	Stock Options Outstanding	Vested Stock Options
Quantity	136,813	136,813
Weighted Average Exercise Price	$40.32	$40.32
Weighted Average Remaining Contractual Term (in Years)	3.94	3.94
Intrinsic Value	$—	$—
For the six months ended June 30, 2019 and 2018, the Company granted no stock options. For June 30, 2019 and 2018, the total fair value of options vested was $0.
As of June 30, 2019, there was no total compensation cost not yet recognized related to unvested stock options.
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

	Number of Warrants	Weighted Average Exercise Price
December 31, 2018	528,054	$10.90
Granted	—	—
Exercised	—	—
Forfeited, Canceled	(200,801)	14.18
June 30, 2019	327,253	$8.89
6. Significant Alliances and Related Parties
Roswell Park Cancer Institute
The Company has entered into several agreements with Roswell Park Cancer Institute ("RPCI"), including: various sponsored research agreements, an exclusive license agreement and clinical trial agreements for the conduct of the Phase 1 entolimod oncology study and the Phase 1 Curaxin CBL0137 intravenous administration study. Additionally, the Company’s Chief Scientific Officer, or CSO, Dr. Andrei Gudkov, is the Senior Vice President of Basic Research at RPCI. The Company incurred $57,951 and $57,951 in research and development expense to RPCI for the three and six months ended June 30, 2019, respectively, and $48,445 and $48,445 in research and development expense to RPCI for the three and six months ended June 30, 2018, respectively. The Company had $57,951 and $29,602 included in accounts payable owed to RPCI at June 30, 2019 and 2018, respectively. In addition, the Company had $0 and $84,429 in accrued expenses payable to RPCI at June 30, 2019 and 2018, respectively.

The Cleveland Clinic
CBLI has entered into an exclusive license agreement with The Cleveland Clinic pursuant to which CBLI was granted an exclusive license to The Cleveland Clinic’s research base underlying our therapeutic platform and certain product candidates licensed to Panacela. CBLI has the primary responsibility to fund all newly developed patents. However, The Cleveland Clinic retains ownership of those patents covered by the agreement. CBLI also agreed to use commercially diligent efforts to bring one or more products to market as soon as practical, consistent with sound and reasonable business practices and judgments. On August 6, 2018, CBLI sublicensed the intellectual property underlying entolimod's composition that CBLI licenses from The Cleveland Clinic to GPI. There were no milestone or royalty payments paid to The Cleveland Clinic during the six months ended June 30, 2019 or 2018.
The Company incurred $30,710 and $0 research and development expense to The Cleveland Clinic during the six months ended June 30, 2019 and 2018, respectively.
Buffalo BioLabs and Incuron
Our CSO, Dr. Andrei Gudkov, has business relationships with Buffalo BioLabs, LLC ("BBL"), where Dr. Gudkov was a founder and currently serves as its uncompensated Principal Scientific Advisor. The Company recognized $0 and $0 in research and development expense to BBL for the three and six months ended June 30, 2019, respectively, and $44,128 and $332,008 in research and development expense to BBL for the three and six months ended June 30, 2018, respectively. In addition, the Company had $0 and $40,000 in accrued expenses payable to BBL at June 30, 2019 and 2018, respectively. The Company also recognized $9,255 and $20,808 and $11,553 and $23,106 from BBL as sublease and other income for the three and six months ended June 30, 2019, and June 30, 2018, respectively. Pursuant to our real estate sublease and equipment lease with BBL, the

Company had gross accounts receivables of $224,491 and $213,704, and net accounts receivables of $22,340 and $11,553 from BBL at June 30, 2019 and 2018, respectively.
Dr. Gudkov is also an uncompensated member of the board of directors for Incuron. Pursuant to master service and development agreements we have with Incuron, the Company performs various research, business development, clinical advisory, and management services for Incuro. The Company recognized revenue of $134,964 and $269,031 for the three and six months ended June 30, 2019, respectively, and recognized revenue of $199,324 and $291,445 for the three and six months ended June 30, 2018, respectively. In addition, we also recognized $1,134 and $2,268 from Incuron for sublease and other income for the three and six months ended June 30, 2019, respectively, and $1,134 and $2,910 from Incuron for sublease and other income for the three and six months ended June 30, 2018, respectively. Pursuant to these agreements, the Company had gross accounts receivable of $135,720 and $37,215 from BBL at June 30, 2019 and 2018, respectively.

Genome Protection
GPI incurred $47,425 and $94,850 in consultant expenses with members of the Company's Board of Directors and management team during the three and six months ended June 30, 2019, respectively, of which $24,768 remained in GPI accounts payable and accrued expenses as of June 30, 2019. The Company also recognized $0 and $3,031 and in sublease and other income from GPI during the three and six months ended June 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations and other portions of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding our future financial position, business strategy, new products, budgets, liquidity, cash flows, projected costs, regulatory approvals, or the impact of any laws or regulations applicable to us, and plans and objectives of management for future operations, are forward-looking statements. The words "anticipate," "believe," "continue," "should," "estimate," "expect," "intend," "may," "plan," "project," "will," and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed here for various reasons. We discuss many of these risks in Item 1A under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018. Factors that may cause such differences include, but are not limited to, our need for additional financing to meet our business objectives; our history of operating losses; our ability to successfully develop, obtain regulatory approval for, and commercialize our products in a timely manner;our plans to research, develop and commercialize our product candidates; our ability to attract collaborators with development, regulatory and commercialization expertise; our plans and expectations with respect to future clinical trials and commercial scale-up activities; our reliance on third-party manufacturers of our product candidates; the size and growth potential of the markets for our product candidates, and our ability to serve those markets; the rate and degree of market acceptance of our product candidates; regulatory requirements and developments in the United States, the European Union and foreign countries; the performance of our third-party suppliers and manufacturers; the success of competing therapies that are or may become available; our ability to attract and retain key scientific or management personnel; our reliance on government funding for a significant portion of our operating costs and expenses; government contracting processes and requirements; the exercise of control over our company are by our majority stockholder; the geopolitical relationship between the United States and the Russian Federation as well as general business, legal, financial and other conditions within the Russian Federation; our ability to obtain and maintain intellectual property protection for our product candidates; our potential vulnerability to cybersecurity breaches; and other factors discussed below and in out other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2018.
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

OVERVIEW
We are an innovative biopharmaceutical company developing novel approaches to activate the immune system and address serious medical needs. Our proprietary platform of Toll-like immune receptor activators has applications in mitigation of radiation injury and radiation oncology. We combine our proven scientific expertise and our depth of knowledge about our products’ mechanisms of action into a passion for developing drugs to save lives. Our most advanced product candidate is entolimod, an immune-stimulatory agent, which we are developing as a radiation countermeasure and other indications in radiation oncology. We conduct business in the U.S. and Russia through two subsidiaries, one of which is wholly-owned, BioLab 612, and one of which is owned in collaboration with a financial partner, Panacela. In addition, we conduct business with a former subsidiary, Incuron, which will pay us a 2% royalty on future commercialization, licensing, or sale of certain technology we sold to Incuron. We also partner in a joint venture, GPI, with Everon Biosciences, Inc.
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

Fair Value of Financial Instruments
We use the Held-to-maturity accounting method to determine the fair value of certain cash equivalents and short-term investments in United States Treasury Notes or certificates of deposit. As of June 30, 2019, we held approximately $0.4 million in certificates of deposit which we classified as Level 2.
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
As of June 30, 2019, we held approximately $0.1 million in accrued expenses related to warrants to purchase common stock, which we classified as Level 3.
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Revenue
Revenue decreased from approximately $0.39 million for the three months ended June 30, 2018 to approximately $0.28 million for the three months ended June 30, 2019, representing a decrease of approximately $0.11 million, or 29.3%. This decrease is primarily due to a reduction in revenues from our JWMRP contract with the DoD for continued preclinical development along with other drug manufacturing activities for entolimod due to reduced work under the DoD contracts during the second quarter resulted from ongoing discussions with the FDA regarding its review of the results of the Company’s biocomparability study, and decreases in revenues from our Incuron service contract. Differences in our revenue sources, by program, between the years are set forth in the following table.

	Program	Three Months Ended June 30,
Funding Source		2019	2018	Variance
DoD	JWMRP Contract (1)	$140,223	$191,727	$(51,504)
DoD	PRMRP Contract (2)	1,780	539	1,241
Incuron	Service contract	134,964	199,325	(64,361)
		$276,967	$391,591	$(114,624)

(1)	The Congressionally Directed Medical Research Programs (CDMRP) Joint Warfighter Medical Research Program (JWMRP) contract was awarded on September 1, 2015.

(2)	The CDMRP Peer Reviewed Medical Research Program (PRMRP) grant was awarded effective as of September 30, 2015.

We anticipate our revenue over the next year will continue to be derived primarily from government grants and contracts. We anticipate that DoD revenue will increase in the next quarter, and continue to increase in the fourth quarter as additional DoD-supported studies are expected to be initiated, provided that the FDA accepts the conclusions of our biocomparability study in the next fiscal quarter. We also plan to submit proposals for government grants and contracts to various funding sources, but there can be no assurance that we will receive future funding awards. The following table sets forth information regarding our currently active grants and contracts:

				As of June 30, 2019
Funding Source	Program	Total Award Value	Funded Award Value	Cumulative Revenue	Funded Backlog	Unfunded Backlog
DoD	JWMRP Contract	$9,226,455	$9,226,455	$3,456,081	$5,770,374	$—
DoD	PRMRP Contract	6,573,992	6,573,992	80,235	6,493,757	—
		$15,800,447	$15,800,447	$3,536,316	$12,264,131	$—

Research and Development Expenses
R&D expenses decreased from $0.91 million for the three months ended June 30, 2018 to $0.60 million for the three months ended June 30, 2019, representing a decrease of $0.31 million, or 34.1%. Variances in individual development programs are noted in the table below. The net decrease is primarily attributable to a $0.36 million decrease in R&D expenses related to the oncology applications of the entolimod family of compounds, partially offset by a $0.05 million increase in R&D spending for biodefense applications of entolimod. The remaining variances are not significant.

	Three Months Ended June 30,
	2019	2018	Variance
Entolimod for Biodefense Applications	$431,740	$380,914	$50,826
CBLB612	(161)	(1)	(160)
Entolimod for Oncology Indications	92	363,616	(363,524)
	431,671	744,529	(312,858)
Curaxins	159,404	144,600	14,804
Panacela product candidates	8,503	19,778	(11,275)
Total research & development expenses	$599,578	$908,907	$(309,329)
General and Administrative Expenses
G&A expenses decreased from $0.55 million for the three months ended June 30, 2018 to $0.45 million for the three months ended June 30, 2019, representing a decrease of $0.10 million, or 18.5%. This decrease consisted primarily of a $0.03 million decrease in CBLI's legal and professional fees, a $0.03 million decrease in travel expense, and a $0.03 million decrease in personnel and subcontractor expenses relating to outsourced assistance.
Other Income and Expenses
Other income decreased from $0.2 million of other income for the three months ended June 30, 2018 to $0.1 million of other income for the three months ended June 30, 2019, representing a decrease of $0.1 million, or 29.4%. This decrease was primarily related to a $0.1 million decrease in the non-cash gain related to the change in valuation of our warrant liability as a result of stock price changes as well as warrant expirations.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Revenue
Revenue decreased from approximately $0.62 million for the six months ended June 30, 2018 to approximately $0.47 million for the six months ended June 30, 2019, representing a decrease of approximately $0.15 million, or 23.5%, principally due to the decrease in activity under our JWMRP contract for continued preclinical development of entolimod's biodefense indication due to previously disclosed vendor delays in the analytical analyses required to complete the biocomparability study and the FDA having not yet agreed with the Company's conclusions regarding the biocomparability study, which has prevented further development progress from occurring. Differences in our revenue sources, by program, between the years are set forth in the following table:

	Program	Six Months Ended June 30,
Funding Source		2019	2018	Variance
DoD	JWMRP Contract (1)	$203,059	$326,644	$(123,585)
DoD	PRMRP Contract (2)	2,797	1,078	1,719
Incuron	Service contract	269,030	291,445	(22,415)
		$474,886	$619,167	$(144,281)

(1)	The Congressionally Directed Medical Research Programs (CDMRP) Joint Warfighter Medical Research Program (JWMRP) contract was awarded on September 1, 2015.

(2)	The CDMRP Peer Reviewed Medical Research Program (PRMRP) grant was awarded effective as of September 30, 2015.
Research and Development Expenses
R&D expenses decreased from approximately $2.2 million for the six months ended June 30, 2018 to approximately $1.1 million for the six months ended June 30, 2019, representing a decrease of approximately $1.1 million, or 50.4%. Variances in individual development programs are noted in the table below. The net decrease is primarily attributable to a $0.52 million reduction in R&D spending for biodefense applications of entolimod, a $0.63 million decrease in R&D expenses related to the oncology applications of the entolimod family of compounds and a $0.06 million reduction in R&D spending on Panacela's product candidates, partially offset by a $0.07 million increase in R&D expenses related to the Curaxins. The R&D expense reductions for biodefense applications of entolimod resulted from our reduced preclinical development activity due to our previously disclosed vendor delays in the analytical analyses required to complete the biocomparability study and the FDA having not yet agreed with the Company's conclusions regarding the biocomparability study, which has prevented further development progress from occurring.. We anticipate that R&D expenses for biodefense applications will rise as activity resumes under the DoD contract, provided that the FDA accepts the conclusions of our biocomparability study in the next fiscal quarter. The remaining variances are not significant.

	Six Months Ended June 30,
	2019	2018	Variance
Entolimod for Biodefense Applications	$801,924	$1,323,574	$(521,650)
CBLB612	6,440	580	5,860
Entolimod for Oncology Indications	8,474	634,554	(626,080)
	816,838	1,958,708	(1,141,870)
Curaxins	280,817	215,461	65,356
Panacela product candidates	15,344	71,208	(55,864)
Total research & development expenses	$1,112,999	$2,245,377	$(1,132,378)
General and Administrative Expenses
G&A expenses decreased from $1.3 million for the six months ended June 30, 2018 to $0.9 million for the six months ended June 30, 2019, representing a decrease of $0.4 million, or 30.8%. This decrease consisted primarily of a $0.19 million decrease in property tax expense, $0.07 million decrease in CBLI's legal and professional fees, $0.03 million decrease in travel expense, and a $0.04 million decrease in personnel and subcontractor expenses relating to outsourced assistance.

Other Income and Expenses
Other income decreased from $0.77 million of other income for the six months ended June 30, 2018 to $0.03 million of other income for the six months ended June 30, 2019, representing an income decrease of $0.74 million, or 95.5%. This income decrease was primarily related to a $0.66 million variance related to the valuation of our warrant liability.
Liquidity and Capital Resources
We have incurred net losses of approximately $165.5 million from our inception through June 30, 2019. Historically, we have not generated, and do not expect to generate in the immediate future, revenue from sales of product candidates. Since our founding in 2003, we have funded our operations through a variety of means:

•
From inception through June 30, 2019, we have raised $144.7 million of net equity capital, including amounts received from the exercise of options and warrants. We have also received $7.3 million in net proceeds from the issuance of long-term debt instruments;

•	DoD and BARDA have funded grants and contracts totaling $60.4 million for the development of entolimod for its biodefense indication;

•
The Russian Federation has funded a series of our contracts totaling $17.3 million, based on the exchange rates in effect on the date of funding. These contracts included a requirement for us to contribute matching funds, which we have satisfied;

•	We have been awarded $4.0 million in grants and contracts not described above, all of which have been recognized at June 30, 2019;

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

We have incurred cumulative net losses and expect to incur additional losses related to our R&D activities. We do not have commercial products and have limited capital resources. At June 30, 2019, we had cash, cash equivalents and short-term investments of $2.6 million which represents a decrease of $1.5 million, or 36.6% since the end of our last fiscal year. This decrease was caused primarily by our net loss of $1.5 million over the last six months ended June 30, 2019. We expect our cash, cash equivalents, and short-term investments, along with the active government contracts described above, to fund our projected operating requirements and allow us to fund our operating plan, in each case, into June of 2020. However, until we are able to commercialize our product candidates at a level that covers our cash expenses, we will need to raise substantial additional capital, which we may be unable to raise in sufficient amounts, when needed and at acceptable terms. Our plans with regard to these matters may include seeking additional capital through debt or equity financing, the sale or license of drug candidates, the sale of certain of our tangible and/or intangible assets, the sale of interests in our subsidiaries or join ventures, or obtaining additional government research funding. There can be no assurance that we will be able to obtain future financing on acceptable terms, or that we can obtain additional government financing for our operations. If we are unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.
Cash Flows:
The following table provides information regarding our cash flows for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,
	2019	2018	Variance
Cash flows used in operating activities	$(1,585,895)	$(2,281,975)	$696,080
Cash flows provided by investing activities	190,289	2,012,816	(1,822,527)
Cash flows provided by financing activities	—	55,215	(55,215)
Effect of exchange rate change on cash and equivalents	16,189	(9,490)	25,679
Decrease in cash and cash equivalents	(1,379,417)	(223,434)	(1,155,983)
Cash and cash equivalents at beginning of period	3,617,234	4,230,548	(613,314)
Cash and cash equivalents at end of period	$2,237,817	$4,007,114	$(1,769,297)

Operating Activities
Net cash used in operating activities decreased by $0.7 million to $1.6 million for the six months ended June 30, 2019 from $2.3 million for the six months ended June 30, 2018. Net cash used in operating activities for the period ending June 30, 2019 consisted of a reported net loss of $1.5 million, which was reduced for $0.05 million of net non-cash operating activities, and a $0.01 million net decrease due to changes in operating assets and liabilities. The $0.05 million of net non-cash operating activities substantially consisted of changes in the valuation of our warrant liability and a gain on disposal of equipment. Of the $0.01 million of changes in operating assets and liabilities, $0.06 million was due to a net increase in accounts receivable and other current assets, offset by $0.03 million due to a net increase in accrued expenses and accounts payable.
Net cash used in operating activities for the six months ended June 30, 2018 of $2.3 million consisted of a reported net loss of $2.1 million, which was reduced for $0.7 million of net non-cash operating activities, and a $0.6 million net increase due to changes in operating assets and liabilities. Of the net non-cash operating activities of $0.7 million, $0.7 million was due to changes in the valuation of our warrant liability. Of the $0.6 million of changes in operating assets and liabilities, $0.3 million was due to a net decrease in accounts receivable and other current assets, and $0.3 million was due to a net increase in accrued expenses and accounts payable.
Investing Activities
Net cash provided by investing activities decreased by $1.8 million to $0.2 million for the six months ended June 30, 2019 from net cash provided by investing activities of $2.0 million for the six months ended June 30, 2018. The net cash provided by investing activities for the six months ended June 30, 2019 consisted of $0.2 million of net sales of short-term investments. Net cash provided by investing activities for the six months ended June 30, 2018 consisted of $2.0 million of net sales of short-term investments.
Financing Activities
Net cash provided by financing activities decreased by $0.06 million to $0.00 million for the six months ended June 30, 2019 from $0.06 million for the six months ended June 30, 2018.

Impact of Exchange Rate Fluctuations
Our reported financial results are affected by changes in foreign currency exchange rates between the U.S. dollar and the Russian ruble. Between January 1, 2019 and June 30, 2019, this rate fluctuated by 9.2%. For calendar 2018, this rate fluctuated by 20.6%. Translation gains or losses result primarily from the impact of exchange rate fluctuations on the reported U.S. dollar equivalent of ruble denominated cash and cash equivalents, and short-term investments. Variances in the exchange rate for these items have not been realized; as such the resulting gains or losses are recorded as other comprehensive income in the equity section of the balance sheet.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting company filers.

Item 4. Controls and Procedures
Effectiveness of Disclosure
Our management, with the participation of our Chief Executive Officer (performing the functions of the Company's principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2019. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer (performing the functions of the Company's principal executive officer and principal financial officer) concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer (performing the functions of the Company's principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of June 30, 2019, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows, or that are required to be disclosed under the rules of the SEC.
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

101.1
The following information from CBLI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of June 30, 2019 and December 31, 2018; (ii) Consolidated Condensed Statements of Operations for the Three and Six Months Ended June 30, 2019 and 2018; (iii) Consolidated Condensed Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2019 and 2018; (iv) Consolidated Condensed Statement of Stockholders’ Equity for the Six Months Ended June 30, 2019 and 2018; (v) Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018; and (vi) Notes to Consolidated Condensed Financial Statements.

*	Filed herewith.

Signatures
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated: August 14, 2019	By:	/s/ YAKOV KOGAN
Yakov N. Kogan
Chief Executive Officer
(Principal Executive and Principal Financial Officer)