Form 10-Q
period 2019-09-30
CLEVELAND BIOLABS INC
filed 2019-11-14
CIK 1318641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, there were 11,298,239 shares outstanding of the registrant’s common stock, par value $0.005 per share.

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires, the terms "Cleveland BioLabs," the "Company," "CBLI," "we," "us" and "our" refer to Cleveland BioLabs, Inc. and its consolidated subsidiaries, BioLab 612, LLC and Panacela Labs, Inc. Our common stock, par value $0.005 per share, is referred to as "common stock."

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,487,388	$3,617,234
Short-term investments	426,915	503,810
Accounts receivable	210,805	251,846
Other current assets	67,552	103,397
Total current assets	2,192,660	4,476,287
Equipment, net	17,445	27,747
Other long-term assets	18,667	30,373
Total assets	$2,228,772	$4,534,407
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,529	$139,120
Accrued expenses	441,692	694,164
Accrued warrant liability	24,461	78,637
Total current liabilities	565,682	911,921
Non-current liabilities	—	8,459
Total liabilities	565,682	920,380
Stockholders’ equity:
Preferred stock, $.005 par value; 1,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $.005 par value; 25,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 11,298,239 shares issued and outstanding as of September 30, 2019 and December 31, 2018	56,487	56,487
Additional paid-in capital	163,161,523	163,161,523
Accumulated other comprehensive loss	(582,904)	(611,370)
Accumulated deficit	(165,998,275)	(164,058,585)
Total Cleveland BioLabs, Inc. stockholders’ deficit	(3,363,169)	(1,451,945)
Noncontrolling interest in stockholders’ equity	5,026,259	5,065,972
Total stockholders’ equity	1,663,090	3,614,027
Total liabilities and stockholders’ equity	$2,228,772	$4,534,407

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Grants and contracts	$269,635	$283,307	$744,521	$902,474
Operating expenses:
Research and development	262,410	839,413	1,375,409	3,084,790
General and administrative	525,621	711,660	1,449,281	1,989,596
Total operating expenses	788,031	1,551,073	2,824,690	5,074,386
Loss from operations	(518,396)	(1,267,766)	(2,080,169)	(4,171,912)
Other income (expense):
Interest and other income	14,246	16,191	32,528	109,591
Foreign exchange gain (loss)	251	1,772	(808)	2,868
Change in value of warrant liability	36,532	121,442	54,176	800,055
Total other income	51,029	139,405	85,896	912,514
Net loss	(467,367)	(1,128,361)	(1,994,273)	(3,259,398)
Net loss attributable to noncontrolling interests	17,448	23,917	54,583	79,307
Net loss attributable to Cleveland BioLabs, Inc.	$(449,919)	$(1,104,444)	$(1,939,690)	$(3,180,091)
Net loss attributable to common stockholders per share of common stock, basic and diluted	$(0.04)	$(0.10)	$(0.17)	$(0.28)
Weighted average number of shares used in calculating net loss per share, basic and diluted	11,298,239	11,298,239	11,298,239	11,292,365

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss including noncontrolling interests	$(467,367)	$(1,128,361)	$(1,994,273)	$(3,259,398)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments	—	(137)	—	1,841
Foreign currency translation adjustment	(11,994)	(34,788)	43,336	(109,640)
Comprehensive loss including noncontrolling interests	(479,361)	(1,163,286)	(1,950,937)	(3,367,197)
Comprehensive loss attributable to noncontrolling interests	21,281	35,039	39,713	114,664
Comprehensive loss attributable to Cleveland BioLabs, Inc.	$(458,080)	$(1,128,247)	$(1,911,224)	$(3,252,533)

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Additional
	Common Stock		Treasury Stock		Paid-In
	Shares	Amount	Shares	Amount	Capital
Balance at December 31, 2017	11,279,834	$56,395	—	$—	$163,106,400
Exercise of warrants	18,405	92	—	—	55,123
Net loss	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at March 31, 2018	11,298,239	$56,487	—	$—	$163,161,523
Net loss	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at June 30, 2018	11,298,239	$56,487	—	$—	$163,161,523
Net loss	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at September 30, 2018	11,298,239	$56,487	—	$—	$163,161,523

Balance at December 31, 2018	11,298,239	$56,487	—	$—	$163,161,523
Net loss	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at March 31, 2019	11,298,239	$56,487	—	$—	$163,161,523
Net loss	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at June 30, 2019	11,298,239	$56,487	—	$—	$163,161,523
Net loss	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at September 30, 2019	11,298,239	$56,487	—	$—	$163,161,523

	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2017	$(516,457)	$(160,446,612)	$5,208,644	$7,408,370
Exercise of warrants	—	—	—	55,215
Net loss	—	(1,224,610)	(33,842)	(1,258,452)
Unrealized gain on short-term investments	1,477	—	—	1,477
Foreign currency translation	4,681	—	2,192	6,873
Balance at March 31, 2018	$(510,299)	$(161,671,222)	$5,176,994	$6,213,483
Net loss	—	(851,037)	(21,548)	(872,585)
Unrealized gain on short-term investments	501	—	—	501
Foreign currency translation	(55,298)	—	(26,427)	(81,725)
Balance at June 30, 2018	$(565,096)	$(162,522,259)	$5,129,019	$5,259,674
Net loss	—	(1,104,444)	(23,917)	(1,128,361)
Unrealized loss on short-term investments	(137)	—	—	(137)
Foreign currency translation	(23,666)	—	(11,122)	(34,788)
Balance at September 30, 2018	$(588,899)	$(163,626,703)	$5,093,980	$4,096,388

Balance at December 31, 2018	$(611,370)	$(164,058,585)	$5,065,972	$3,614,027
Net loss	—	(872,943)	(20,369)	(893,312)
Foreign currency translation	26,759	—	13,991	40,750
Balance at March 31, 2019	$(584,611)	$(164,931,528)	$5,059,594	$2,761,465
Net loss	—	(616,828)	(16,766)	(633,594)
Foreign currency translation	9,868	—	4,712	14,580
Balance at June 30, 2019	$(574,743)	$(165,548,356)	$5,047,540	$2,142,451
Net loss	—	(449,919)	(17,448)	(467,367)
Foreign currency translation	(8,161)	—	(3,833)	(11,994)
Balance at September 30, 2019	$(582,904)	$(165,998,275)	$5,026,259	$1,663,090

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,994,273)	$(3,259,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,303	14,084
Non-cash investment income	—	(30,312)
Gain on equipment disposal	(43,300)	(35,274)
Change in value of warrant liability	(54,176)	(800,055)
Changes in operating assets and liabilities:
Accounts receivable and other current assets	77,152	482,860
Other long-term assets	11,858	(3,386)
Accounts payable and accrued expenses	(306,499)	190,405
Net cash used in operating activities	(2,298,935)	(3,441,076)
Cash flows from investing activities:
Purchase of short-term investments	(806,713)	(6,795,170)
Sale of short-term investments	921,957	10,341,526
Purchase of equipment	—	(21,376)
Proceeds from sale of equipment	43,300	35,770
Net cash provided by investing activities	158,544	3,560,750
Cash flows from financing activities:
Exercise of warrants	—	55,215
Net cash provided by financing activities	—	55,215
Effect of exchange rate change on cash and equivalents	10,545	(26,698)
Increase (decrease) in cash and cash equivalents	(2,129,846)	148,191
Cash and cash equivalents at beginning of period	3,617,234	4,230,548
Cash and cash equivalents at end of period	$1,487,388	$4,378,739

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

CBLI was incorporated in Delaware in June 2003 and is headquartered in Buffalo, New York. CBLI conducts business in the United States ("U.S.") directly and in the Russian Federation ("Russia") through two subsidiaries: one wholly-owned subsidiary, BioLab 612, LLC ("BioLab 612"), which began operations in 2012 and which the Company at a September 2019 Board meeting decided to dissolve; and Panacela Labs, Inc. ("Panacela"), which was formed by us and Joint Stock Company "RUSNANO" ("RUSNANO"), our financial partner in the venture, in 2011. Unless otherwise noted, references to the "Company," "we," "us," and "our" refer to Cleveland BioLabs, Inc. together with its subsidiaries.

In addition, the Company has an investment in Genome Protection, Inc. ("GPI") that is recorded under the equity method of accounting in the accompanying financial statements. The Company has not recorded its 50% shares of the losses of GPI through September 30, 2019 as the impact would have reduced the Company's equity method investment in GPI below zero, and there are no requirements to fund the Company's share of these losses or contribute additional capital as of the date of these statements.

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

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to fairly present the financial position of the Company as of September 30, 2019, along with its results of operations for the three and nine month periods ended September 30, 2019 and 2018 and cash flows for the nine month periods ended September 30, 2019 and 2018. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

At September 30, 2019, we had cash, cash equivalents and short-term investments of $1.9 million in the aggregate. Management believes this capital will be sufficient to support operations into September 2020. To ensure continuing operations beyond that point, management is evaluating all opportunities, including seeking additional capital through debt or equity financing, the sale or license of drug candidates, the sale of certain of our tangible and/or intangible assets, the sale of interests in our subsidiaries or joint ventures, or obtaining additional government research funding. Management believes that sufficient sources of financing will be available to support operations into the future, however there can be no assurances at this time. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

Significant Customers and Accounts Receivable

The following table presents our revenue by customer, on a proportional basis, for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Customer	2019	2018	Variance	2019	2018	Variance
Department of Defense	90.0%	43.7%	46.3%	60.2%	50.0%	-10.2%
Incuron	10.0%	56.3%	(46.3)%	39.8%	50.0%	-10.2%
Total	100.0%	100.0%	0.0%	100.0%	100.0%	0.0%

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

Other Comprehensive Income (Loss)

The Company applies the Accounting Standards Codification ("Codification") on comprehensive income (loss) that requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The following table presents the changes in accumulated other comprehensive loss for the nine months ended September 30, 2019.

Gains and losses on foreign exchange translations
Beginning balance	$(611,370)
Other comprehensive income (loss) before reclassifications	28,466
Amounts reclassified from accumulated other comprehensive loss	—
Ending balance	$(582,904)

Accounting for Stock-Based Compensation

The Cleveland Biolabs, Inc. Equity Incentive Plan, adopted in 2018 (the "Plan"), authorizes CBLI to grant (i) options to purchase common stock, (ii) restricted or unrestricted stock units, and (iii) stock appreciation rights, so long as the exercise or grant price of each are at least equal to the fair market value of the stock on the date of grant. As of September 30, 2019, an aggregate of 597,557 shares of common stock were authorized for issuance under the Plan, of which a total of 461,268 shares of common stock remained available for future awards. In addition, a total of 136,289 shares of common stock reserved for issuance were subject to currently outstanding stock options granted under The Cleveland BioLabs, Inc. Equity Incentive Plan, as in effect prior to the 2018 amendment and restatement. A single participant cannot be awarded more than 100,000 shares annually. Awards granted under the Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term, and number of shares) under the Plan are specified in an award document, and approved by the Company’s board of directors or its management delegates.

The 2013 Employee Stock Purchase Plan (the "ESPP") provides a means by which eligible employees of the Company and certain designated related corporations may be given an opportunity to purchase shares of common stock. As of September 30, 2019, there are 625,000 shares of common stock reserved for purchase under the ESPP. The number of shares reserved for purchase under the ESPP increases on January 1 of each calendar year by the lesser of: (i) 10% of the total number of shares of common stock outstanding on December 31st of the preceding year, or (ii) 100,000 shares of common stock. The ESPP allows employees to use up to 15% of their compensation to purchase shares of common stock at an amount equal to 85% of the fair market value of the Company’s common stock on the offering date or the purchase date, whichever is less.

The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted where the vesting period is based on length of service or performance, while a Monte Carlo simulation model is used for estimating the fair value of stock options with market-based vesting conditions. No options were granted during the nine months ended September 30, 2019 and September 30, 2018.

Income Taxes

No income tax expense was recorded for the three and nine months ended September 30, 2019 and 2018 as the Company does not expect to have taxable income for 2019 and did not have taxable income in 2018. A full valuation allowance has been recorded against the Company’s deferred tax asset.

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

The Company has excluded the following securities from the calculation of diluted net loss per share because all such securities were antidilutive for the periods presented. Additionally, there were no dilutive securities outstanding as of September 30, 2019.

	As of September 30,
Common Equivalent Securities	2019	2018
Warrants	327,253	528,054
Options	136,289	172,528
Total	463,542	700,582

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

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$—	$—	$—	$—
Short-term investments	—	426,915	—	426,915
Total assets	$—	$426,915	$—	$426,915
Liabilities:
Accrued warrant liability	$—	$—	$24,461	$24,461

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,130	$—	$—	$1,130
Short-term investments	—	503,810	—	503,810
Total assets	$1,130	$503,810	$—	$504,940
Liabilities:
Accrued warrant liability	$—	$—	$78,637	$78,637

The Company uses the Black-Scholes model to measure the accrued warrant liability. The following are the assumptions used to measure the accrued warrant liability which were determined in a manner consistent with grants of options to purchase common stock:

	September 30, 2019	December 31, 2018
Stock Price	$1.01	$1.01
Exercise Price	$3.64 - $20.40	$3.64 - $24.40
Term in years	1.29 – 1.85	0.04-2.60
Volatility	78.36%-85.90%	88.07%-108.18%
Annual rate of quarterly dividends	—%	—%
Discount rate- bond equivalent yield	1.65% - 1.71%	0.12% - 2.48%

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 fair value measurements for the periods indicated:

	Three Months Ended	Three Months Ended
	September 30, 2019	September 30, 2018
	Accrued Warrant Liability	Accrued Warrant Liability
Beginning Balance	$60,993	$362,842
Total (gains) or losses, realized and unrealized, included in earnings (1)	(36,532)	(121,442)
Issuances	—	—
Settlements	—	—
Ending Balance	$24,461	$241,400

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
	Accrued Warrant Liability	Accrued Warrant Liability
Beginning Balance	$78,637	$1,041,455
Total (gains) or losses, realized and unrealized, included in earnings (1)	(54,176)	(800,055)
Issuances	—	—
Settlements	—	—
Ending Balance	$24,461	$241,400

(1)

Unrealized gains or losses related to the accrued warrant liability were included as change in value of accrued warrant liability. There were no realized gains or losses for the three and nine months ended September 30, 2019 and 2018.

As of September 30, 2019 and December 31, 2018, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.

The Company considers the accrued warrant liability to be Level 3 because some of the inputs into the measurements are neither directly nor indirectly observable. The accrued warrant liability uses management’s estimate for the expected term. As of September 30, 2019, the Black-Scholes pricing model was used as the valuation technique for the accrued warrant liability and used the unobservable input for the expected term of 1.29 – 1.85 years.

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

4. Stockholders’ Equity

The Company has granted options to purchase shares of common stock. The following is a summary of option award activity during the nine months ended September 30, 2019:

	Total Stock Options Outstanding	Weighted Average Exercise Price per Share
December 31, 2018	160,076	$35.92
Granted	—	—
Vested	—	—
Forfeited, Canceled	(23,787)	11.85
September 30, 2019	136,289	$40.12

The following is a summary of outstanding stock options as of September 30, 2019:

	As of September 30, 2019
	Stock Options Outstanding	Vested Stock Options
Quantity	136,289	136,289
Weighted Average Exercise Price	$40.12	$40.12
Weighted Average Remaining Contractual Term (in Years)	3.7	3.7
Intrinsic Value	$—	$—

For the nine months ended September 30, 2019 and 2018, the Company granted no stock options. As of September 30, 2019 and 2018, the total fair value of options vested was $0.

As of September 30, 2019, there was no total compensation cost not yet recognized related to unvested stock options.

5. Warrants

In connection with previous sales of the Company’s common stock and the issuance of debt instruments, warrants were issued which presently have exercise prices ranging from $3.64 to $20.40. The warrants expire between one and seven years from the date of grant, and are subject to the terms applicable in each agreement.

The following table summarizes the activity in our outstanding warrants since December 31, 2018:

	Number of Warrants	Weighted Average Exercise Price
December 31, 2018	528,054	$10.90
Granted	—	—
Exercised	—	—
Forfeited, Canceled	(200,801)	14.18
September 30, 2019	327,253	$8.89

6. Significant Alliances and Related Parties

Roswell Park Cancer Institute

The Company has entered into several agreements with Roswell Park Cancer Institute ("RPCI"), including: various sponsored research agreements, an exclusive license agreement and clinical trial agreements for the conduct of the Phase 1 entolimod oncology study and the Phase 1 Curaxin CBL0137 intravenous administration study. Additionally, the Company’s Chief Scientific Officer, or CSO, Dr. Andrei Gudkov, is the Senior Vice President of Basic Research at RPCI. The Company incurred $9,367 and $67,318 in research and development expense to RPCI for the three and nine months ended September 30, 2019, respectively, and $138,817 and $187,262 in research and development expense to RPCI for the three and nine months ended September 30, 2018, respectively. The Company had $7,925 and $0 included in accounts payable owed to RPCI at September 30, 2019 and 2018, respectively. In addition, the Company had $0 and $214,429 in accrued expenses payable to RPCI at September 30, 2019 and 2018, respectively.

The Cleveland Clinic

CBLI has entered into an exclusive license agreement with The Cleveland Clinic pursuant to which CBLI was granted an exclusive license to The Cleveland Clinic’s research base underlying our therapeutic platform and certain product candidates licensed to Panacela. CBLI has the primary responsibility to fund all newly developed patents. However, The Cleveland Clinic retains ownership of those patents covered by the agreement. CBLI also agreed to use commercially diligent efforts to bring one or more products to market as soon as practical, consistent with sound and reasonable business practices and judgments. On August 6, 2018, CBLI sublicensed the intellectual property underlying entolimod's composition that CBLI licenses from The Cleveland Clinic to GPI. There were no milestone or royalty payments paid to The Cleveland Clinic during the nine months ended September 30, 2019 or 2018.

The Company incurred $30,710 and $0 in research and development expense to The Cleveland Clinic during the nine months ended September 30, 2019 and 2018, respectively.

Buffalo BioLabs and Incuron

Our CSO, Dr. Andrei Gudkov, has business relationships with Buffalo BioLabs, LLC ("BBL"), where Dr. Gudkov was a founder and currently serves as its uncompensated Principal Scientific Advisor. The Company recognized $129 and $129 in research and development expense to BBL for the three and nine months ended September 30, 2019, respectively, and $122,929 and $454,937 in research and development expense to BBL for the three and nine months ended September 30, 2018, respectively. In addition, the Company had $0 and $53,000 in accrued expenses payable to BBL at September 30, 2019 and 2018, respectively. The Company also recognized $0 and $20,808 and $11,553 and $34,659 from BBL as sublease and other income for the three and nine months ended September 30, 2019 and September 30, 2018, respectively. Pursuant to our real estate sublease and equipment lease with BBL, the Company had gross accounts receivables of $219,108 and $206,747, and net accounts receivables of $16,957 and $4,596 from BBL at September 30, 2019 and 2018, respectively.

Dr. Gudkov is also an uncompensated member of the board of directors for Incuron. Pursuant to master service and development agreements we have with Incuron, the Company performs various research, business development, clinical advisory, and management services for Incuron. The Company recognized revenue of $26,928 and $295,958 for the three and nine months ended September 30, 2019, respectively, and recognized revenue of $199,324 and $291,445 for the three and nine months ended September 30, 2018, respectively. In addition, we also recognized $0 and $2,268 from Incuron for sublease and other income for the three and nine months ended September 30, 2019, respectively, and $1,134 and $4,044 from Incuron for sublease and other income for the three and nine months ended September 30, 2018, respectively. Pursuant to these agreements, the Company had gross accounts receivable of $32,512 and $13,457 from Incuron at September 30, 2019 and 2018, respectively.

Genome Protection

GPI incurred $54,700 and $149,550 in consultant expenses with members of the Company's Board of Directors and management team during the three and nine months ended September 30, 2019, respectively, of which $0 remained in GPI accounts payable and accrued expenses as of September 30, 2019. GPI incurred $39,083 and $39,083 in consultant expenses with members of the Company's Board of Directors and management team during the three and nine months ended September 30, 2018, respectively, of which $20,853 remained in GPI accounts payable and accrued expenses as of September 30, 2018. The Company also recognized $1,178 and $4,209 in sublease and other income from GPI during the three and nine months ended September 30, 2019, respectively. The Company also recognized $675 and $675 in sublease and other income from GPI during the three and nine months ended September 30, 2018, respectively.

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

OVERVIEW

We are an innovative biopharmaceutical company developing novel approaches to activate the immune system and address serious medical needs. Our proprietary platform of Toll-like immune receptor activators has applications in mitigation of radiation injury and radiation oncology. We combine our proven scientific expertise and our depth of knowledge about our products’ mechanisms of action into a passion for developing drugs to save lives. Our most advanced product candidate is entolimod, an immune-stimulatory agent, which we are developing as a radiation countermeasure and other indications in radiation oncology. We conduct business in the U.S. directly and in Russia through two subsidiaries, one of which is wholly-owned, BioLab 612, and one of which is owned in collaboration with a financial partner, Panacela. In addition, we conduct business with a former subsidiary, Incuron, which will pay us a 2% royalty on future commercialization, licensing, or sale of certain technology we sold to Incuron. We also partner in a joint venture, GPI, with Everon Biosciences, Inc.

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

Recent Developments

As previously disclosed, in recent fiscal quarters, our research and development activity related to our development of entolimod as a treatment for acute radiation syndrome has declined as we were first awaiting the results of the bioequivalence study we undertook in response to the request of the Food and Drug Administration (the "FDA"), which study compared the historical drug formulation used in prior preclinical and clinical studies with the to-be-marketed drug product lots.  Thereafter, we were awaiting the FDA’s confirmation that it agreed with our findings on bioequivalence, without which agreement the FDA had indicated it would not move forward to consider our pre-Emergency Use Authorization ("pre-EUA") application.

Since our submission of the bioequivalence study results, we have not received what we believe is a complete and fully satisfactory response from the FDA.  Accordingly, we have been in ongoing discussions with the FDA, but our management has not been pleased with the pace or results of these discussions.  We are therefore actively seeking ways to accelerate the FDA’s review and/or elevate within the management hierarchy of the FDA its consideration of our pre-EUA application.

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

Fair Value of Financial Instruments

We use the held-to-maturity accounting method to determine the fair value of certain cash equivalents and short-term investments in United States Treasury Notes or certificates of deposit. As of September 30, 2019, we held approximately $0.4 million in certificates of deposit which we classified as Level 2.

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

As of September 30, 2019, we held approximately $0.02 million in accrued expenses related to warrants to purchase common stock, which we classified as Level 3.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenue

Revenue decreased from approximately $0.28 million for the three months ended September 30, 2018 to approximately $0.27 million for the three months ended September 30, 2019, representing a decrease of approximately $0.01 million, or 4.8%. This decrease is primarily due to decreases in revenues from our service contract with Incuron, offset in part by an increase in revenues from our JWMRP contract with the DoD for continued preclinical development of entolimod. Differences in our revenue sources, by program, between the years are set forth in the following table.

		Three Months Ended September 30,
Funding Source	Program	2019	2018	Variance
DoD	JWMRP Contract (1)	$236,405	$122,759	$113,646
DoD	PRMRP Contract (2)	6,302	1,017	5,285
Incuron	Service contract	26,928	159,531	(132,603)
		$269,635	$283,307	$(13,672)

(1)	The Congressionally Directed Medical Research Programs (CDMRP) Joint Warfighter Medical Research Program (JWMRP) contract was awarded on September 1, 2015.
(2)	The CDMRP Peer Reviewed Medical Research Program (PRMRP) grant was awarded effective as of September 30, 2015.

We anticipate our revenue over the next year will continue to be derived primarily from government grants and contracts. We anticipate that DoD revenue will increase in the next quarter, and continue to increase in the first quarter of 2020 as additional DoD-supported studies are expected to be initiated, provided that the FDA accepts the conclusions of our biocomparability study and that the DoD agrees with the proposed study protocol within the next fiscal quarter. We also plan to submit proposals for government grants and contracts to various funding sources, but there can be no assurance that we will receive future funding awards. The following table sets forth information regarding our currently active grants and contracts:

				As of September 30, 2019
Funding Source	Program	Total Award Value	Funded Award Value	Cumulative Revenue	Funded Backlog	Unfunded Backlog
DoD	JWMRP Contract	$9,226,455	$9,226,455	$3,692,486	$5,533,969	$—
DoD	PRMRP Contract	6,573,992	6,573,992	86,537	6,487,455	—
		$15,800,447	$15,800,447	$3,779,023	$12,021,424	$—

Research and Development Expenses

R&D expenses decreased from $0.84 million for the three months ended September 30, 2018 to $0.26 million for the three months ended September 30, 2019, representing a decrease of $0.58 million, or 68.7%. Variances in individual development programs are noted in the table below. The net decrease is primarily attributable to a $0.26 million decrease in R&D expenses related to the oncology applications of the entolimod family of compounds, a $0.18 million decrease in R&D spending for biodefense applications of entolimod, and a $0.14 decrease in R&D spending on curaxins. The remaining variances are not significant.

	Three Months Ended September 30,
	2019	2018	Variance
Entolimod for Biodefense Applications	$231,082	$408,358	$(177,276)
CBLB612	(554)	12	(566)
Entolimod for Oncology Indications	(729)	259,465	(260,194)
	229,799	667,835	(438,036)
Curaxins	25,269	158,237	(132,968)
Panacela product candidates	7,342	13,341	(5,999)
Total research & development expenses	$262,410	$839,413	$(577,003)

General and Administrative Expenses

G&A expenses decreased from $0.7 million for the three months ended September 30, 2018 to $0.5 million for the three months ended September 30, 2019, representing a decrease of $0.2 million, or 26.1%. This decrease consisted primarily of a $0.1 million decrease in CBLI's legal and professional fees related to the GPI investment in 2018, and a $0.04 million decrease in CBLI's property taxes.

Other Income and Expenses

Other income decreased from $0.14 million of other income for the three months ended September 30, 2018 to $0.05 million of other income for the three months ended September 30, 2019, representing a decrease of $0.09 million, or 63.4%. This decrease was primarily related to a decrease in the non-cash gain related to the change in valuation of our warrant liability as a result of stock price changes as well as warrant expirations.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenue

Revenue decreased from approximately $0.9 million for the nine months ended September 30, 2018 to approximately $0.7 million for the nine months ended September 30, 2019, representing a decrease of approximately $0.2 million, or 17.5%.  This decrease was principally due to the decrease in activity under our service contract with Incuron. Differences in our revenue sources, by program, between the years are set forth in the following table:

		Nine Months Ended September 30,
Funding Source	Program	2019	2018	Variance
DoD	JWMRP Contract (1)	$439,464	$449,403	$(9,939)
DoD	PRMRP Contract (2)	9,099	2,095	7,004
Incuron	Service contract	295,958	450,976	(155,018)
		$744,521	$902,474	$(157,953)

(1)	The Congressionally Directed Medical Research Programs (CDMRP) Joint Warfighter Medical Research Program (JWMRP) contract was awarded on September 1, 2015.
(2)	The CDMRP Peer Reviewed Medical Research Program (PRMRP) grant was awarded effective as of September 30, 2015.

Research and Development Expenses

R&D expenses decreased from approximately $3.1 million for the nine months ended September 30, 2018 to approximately $1.4 million for the nine months ended September 30, 2019, representing a decrease of approximately $1.7 million, or 55.4%. Variances in individual development programs are noted in the table below. The net decrease is primarily attributable to a $0.7 million reduction in R&D spending for biodefense applications of entolimod, and a $0.9 million decrease in R&D expenses related to the oncology applications of the entolimod family of compounds. The R&D expense reductions for biodefense applications of entolimod resulted from our reduced preclinical development activity due to our previously disclosed vendor delays in the analytical analyses required to complete the biocomparability study and the FDA having not yet agreed with the Company's conclusions regarding the biocomparability study, which has prevented further development progress from occurring. We anticipate that R&D expenses for biodefense applications will rise as activity resumes under the DoD contract, provided that the FDA accepts the conclusions of our biocomparability study and that the DoD agrees with the proposed study protocol in the next fiscal quarter. The remaining variances are not significant.

	Nine Months Ended September 30,
	2019	2018	Variance
Entolimod for Biodefense Applications	$1,033,006	$1,731,932	$(698,926)
CBLB612	5,886	593	5,293
Entolimod for Oncology Indications	7,745	894,019	(886,274)
	1,046,637	2,626,544	(1,579,907)
Curaxins	306,086	373,698	(67,612)
Panacela product candidates	22,686	84,548	(61,862)
Total research & development expenses	$1,375,409	$3,084,790	$(1,709,381)

General and Administrative Expenses

G&A expenses decreased from $2.0 million for the nine months ended September 30, 2018 to $1.5 million for the nine months ended September 30, 2019, representing a decrease of $0.5 million, or 27.2%. This decrease consisted primarily of a $0.24 million decrease in CBLI's property tax expense due to a reimbursement of prior year payments, a $0.15 million decrease in CBLI's legal and professional fees relating to the GPI investment in 2018, and a $0.05 million decrease in travel expense.

Other Income and Expenses

Other income decreased from $0.9 million of other income for the nine months ended September 30, 2018 to $0.1 million of other income for the nine months ended September 30, 2019, representing an income decrease of $0.8 million, or 90.6%. This income decrease was primarily related to the valuation of our warrant liability.

Liquidity and Capital Resources

We have incurred net losses of approximately $166 million from our inception through September 30, 2019. Historically, we have not generated, and do not expect to generate in the immediate future, revenue from sales of product candidates. Since our founding in 2003, we have funded our operations through a variety of means:

•     From inception through September 30, 2019, we have raised $144.7 million of net equity capital, including amounts received from the exercise of options and warrants. We have also received $7.3 million in net proceeds from the issuance of long-term debt instruments;

 •     DoD and BARDA have funded grants and contracts totaling $60.4 million for the development of entolimod for its biodefense indication;

 •     The Russian Federation has funded a series of our contracts totaling $17.3 million, based on the exchange rates in effect on the date of funding. These contracts included a requirement for us to contribute matching funds, which we have satisfied;

 •     We have been awarded $4.0 million in grants and contracts not described above, all of which have been recognized at September 30, 2019;

 •     Incuron was formed to develop and commercialize the Curaxins product line, including its lead oncology drug candidate CBL0137. In 2015, we sold our ownership interest in Incuron for approximately $4.0 million and retain a 2% royalty interest in the CBL0137 technology; and

 •     Panacela was formed to develop and commercialize preclinical compounds, which were transferred to Panacela through assignment and lease agreements. RUSNANO contributed $9.0 million to Panacela and CBLI contributed $3.0 million plus intellectual property to Panacela. As of the date of this filing, CBLI owns 67.57% of Panacela.

We have incurred cumulative net losses and expect to incur additional losses related to our R&D activities. We do not have commercial products and have limited capital resources. At September 30, 2019, we had cash, cash equivalents and short-term investments of $1.9 million, which represents a decrease of $2.2 million or 53.5% since the end of our last fiscal year. This decrease was caused primarily by our net loss of $2.0 million during the nine months ended September 30, 2019. We expect our cash, cash equivalents, and short-term investments, along with the active government contracts described above, to fund our projected operating requirements and allow us to fund our operating plan, in each case, into September 2020. However, until we are able to commercialize our product candidates at a level that covers our cash expenses, we will need to raise substantial additional capital, which we may be unable to raise in sufficient amounts, when needed and at acceptable terms. Our plans with regard to these matters may include seeking additional capital through debt or equity financing, the sale or license of drug candidates, the sale of certain of our tangible and/or intangible assets, the sale of interests in our subsidiaries or joint ventures, or obtaining additional government research funding. There can be no assurance that we will be able to obtain future financing on acceptable terms, or that we can obtain additional government financing for our operations. If we are unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Cash Flows:

The following table provides information regarding our cash flows for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
	2019	2018	Variance
Cash flows used in operating activities	$(2,298,935)	$(3,441,076)	$1,142,141
Cash flows provided by investing activities	158,544	3,560,750	(3,402,206)
Cash flows provided by financing activities	—	55,215	(55,215)
Effect of exchange rate change on cash and equivalents	10,545	(26,698)	37,243
Increase (decrease) in cash and cash equivalents	(2,129,846)	148,191	(2,278,037)
Cash and cash equivalents at beginning of period	3,617,234	4,230,548	(613,314)
Cash and cash equivalents at end of period	$1,487,388	$4,378,739	$(2,891,351)

Operating Activities

Net cash used in operating activities decreased by $1.1 million to $2.3 million for the nine months ended September 30, 2019 from $3.4 million for the nine months ended September 30, 2018. Net cash used in operating activities for the period ending September 30, 2019 consisted of a reported net loss of $2.0 million, which was decreased further for $0.1 million of net non-cash operating activities, and a $0.2 million net decrease due to changes in operating assets and liabilities. The $0.1 million of net non-cash operating activities consisted primarily of changes in the valuation of our warrant liability and a gain on disposal of equipment. The $0.2 million of changes in operating assets and liabilities consisted primarily of a $0.3 million decrease in accounts payable and accrued expenses, offset by a $0.1 million increase in accounts receivable and other current assets.

Net cash used in operating activities for the nine months ended September 30, 2018 of $3.4 million consisted of a reported net loss of $3.3 million, which was decreased further by $0.8 million of net non-cash operating activities, and offset by a $0.7 million net increase due to changes in operating assets and liabilities. The $0.8 million of net non-cash operating activities was due primarily to changes in the valuation of our warrant liability. The $0.7 million of changes in operating assets and liabilities consisted primarily of a $0.5 million decrease in accounts receivable and other current assets, and a $0.2 million increase in accounts payable and accrued expenses.

Investing Activities

Net cash provided by investing activities decreased by $3.4 million to $0.2 million for the nine months ended September 30, 2019 from $3.6 million for the nine months ended September 30, 2018. The net cash provided by investing activities for the nine months ended September 30, 2019 consisted primarily of $0.1 million of net sales of short-term investments and $0.04 million of proceeds from the sale of equipment. Net cash provided by investing activities for the nine months ended September 30, 2018 consisted primarily of $3.6 million of net sales of short-term investments.

Financing Activities

Net cash provided by financing activities decreased by $0.06 million to $0.00 million for the nine months ended September 30, 2019 from $0.06 million for the nine months ended September 30, 2018 due to a cash payment from the exercise of warrants during the nine months ended September 30, 2018.

Impact of Exchange Rate Fluctuations

Our reported financial results are affected by changes in foreign currency exchange rates between the U.S. dollar and the Russian ruble. Between January 1, 2019 and September 30, 2019, this rate fluctuated by 7.3%. For calendar 2018, this rate fluctuated by 20.6%. Translation gains or losses result primarily from the impact of exchange rate fluctuations on the reported U.S. dollar equivalent of ruble-denominated cash and cash equivalents, and short-term investments. Variances in the exchange rate for these items have not been realized; as such the resulting gains or losses are recorded as other comprehensive income or loss in the equity section of the balance sheet.

NASDAQ Compliance

As previously disclosed, on August 19, 2019, we received a written notice from the Listing Qualifications staff of the Nasdaq Stock Market LLC ("NASDAQ") indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1) (the "Rule") as the Company’s stockholders’ equity, as reported on the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, was below $2.5 million, which is the minimum stockholders’ equity required for compliance with the Rule. We subsequently submitted a plan to NASDAQ explaining how we intend to regain compliance with the Rule.  On October 18, 2019, NASDAQ notified us that it had determined to grant us an extension until February 17, 2020 to regain compliance. Under the terms of the extension, we must on or before February 17, 2020 complete one or more of the initiatives outlined in our plan and evidence compliance with the Rule. If we fail to evidence compliance upon filing our periodic report for the year ending December 31, 2019 with the SEC and NASDAQ, we may be subject to delisting.

The extension notification with respect to the minimum stockholders’ equity requirement has no immediate effect on the Company’s listing on The Nasdaq Capital Market. Although we will use all reasonable efforts to achieve compliance with the Rule, there can be no assurance that we will be able to regain compliance and maintain our listing on the NASDAQ Capital Market. If we do not regain compliance within the requisite time period, or if we fail to satisfy another NASDAQ requirement for continued listing, NASDAQ could provide notice that our securities will become subject to delisting.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting company filers.

Item 4. Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our Chief Executive Officer (performing the functions of the Company's principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2019. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer (performing the functions of the Company's principal executive officer and principal financial officer) concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer (performing the functions of the Company's principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of September 30, 2019, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows, or that are required to be disclosed under the rules of the SEC.

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

101.1

The following information from CBLI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of September 30, 2019 and December 31, 2018; (ii) Consolidated Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2018; (iii) Consolidated Condensed Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2019 and 2018; (iv) Consolidated Condensed Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2019 and 2018; (v) Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018; and (vi) Notes to Consolidated Condensed Financial Statements.

*	Filed herewith.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated: November 14, 2019	By:	/s/ YAKOV KOGAN
Yakov N. Kogan
Chief Executive Officer
(Principal Executive and Principal Financial Officer)