Form 10-K
period 2019-12-31
CLEVELAND BIOLABS INC
filed 2020-04-15
CIK 1318641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 001-32954

CLEVELAND BIOLABS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20-0077155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

73 High Street, Buffalo, NY 14203	(716) 849-6810
(Address of principal executive offices)	Telephone No.

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.005 per share	CBLI	NASDAQ Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, June 28, 2019, was $16,382,447. There were 11,403,239 shares of common stock outstanding as of April 14, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s 2020 Annual Meeting of Stockholders is incorporated by reference in Part III to the extent described therein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

Cleveland BioLabs, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2019

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

We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed here for various reasons. Factors that could contribute to such differences include, but are not limited to:

•	our need for additional financing to meet our business objectives;

•	our history of operating losses;

•	the substantial doubt expressed by our independent auditors about our ability to continue as a going concern;

•	our ability to successfully develop, obtain regulatory approval for, and commercialize our products in a timely manner;

•	our plans to research, develop and commercialize our product candidates;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our plans and expectations with respect to future clinical trials and commercial scale-up activities;

•	our reliance on third-party manufacturers of our product candidates;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates;

•	regulatory requirements and developments in the United States, the European Union and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or may become available;

•	our ability to attract and retain key scientific or management personnel;

•	our reliance on government funding for a significant portion of our operating costs and expenses;

•	government contracting processes and requirements;

•	the exercise of control over our company by our majority stockholder;

•	our current noncompliance with the continued listing requirements of the NASDAQ Capital Market;

•	the geopolitical relationship between the United States and the Russian Federation, as well as general business, legal, financial and other conditions within the Russian Federation;

•	our ability to obtain and maintain intellectual property protection for our product candidates;

•	our potential vulnerability to cybersecurity breaches; and

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

Entolimod, a Toll-like receptor 5 ("TLR5") agonist, which we are developing as a medical radiation countermeasure ("MRC") for reducing the risk of death following exposure to potentially lethal irradiation Acute Radiation Syndrome ("ARS") is our most advanced product candidate. Other indications, including immunotherapy for oncology, have been or are being investigated as well.

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

In 2015, following confirmation from the FDA of the sufficiency of our existing efficacy and safety data and animal-to-human dose conversion, we submitted to the FDA an application for pre-Emergency Use Authorization ("pre-EUA"), a form of authorization granted by the FDA under certain circumstances (see "- Government Regulation - Emergency Use Authorization"). As part of the Company's response to pre-EUA review comments received from the FDA, we met with the Agency in the first quarter of 2016 to discuss various aspects of entolimod manufacturing. The Agency specified that the Company needs to establish comparability between the drug formulation used in previously conducted preclinical and clinical studies and the entolimod drug formulation proposed for commercialization under the pre-EUA. The FDA also indicated that further review of the pre-EUA dossier would not proceed until these comparability data have been evaluated by the Agency.

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

In March 2019, at the FDA's suggestion, with positive NHP bio-comparability data in hand, CBLI requested a meeting with the FDA to discuss the re-initiation of pre-EUA, review including specifically review of the animal-to-human dose conversion included in the pre-EUA application. Following review of the background information provided for the meeting, the FDA responded that while the NHP biocomparability data were acceptable, the analytical comparability data that they had accepted in 2017 were no longer acceptable and therefore, the review of the pre-EUA application remained on hold. In August 2019, CBLI requested a Special Protocol Assessment to confirm the End-of-Phase 2 agreements on design of the remaining pivotal NHP efficacy study to support submission of an eventual Biologics License Application (“BLA”). Following review of the NHP efficacy study protocol, the FDA responded that the previously agreed study design was no longer acceptable. Based on these two documented points of disagreement (one related to the pre-EUA application and one related to a future BLA), CBLI requested a Formal Dispute Resolution (“FDR”) with the FDA. The outcomes of the FDR included, among other things, an agreement that CBLI had documented both analytical comparability and biocomparability in the NHP. As a result, the review of the animal-to-human dose conversion has recommenced. CBLI has redesigned the remaining pivotal NHP efficacy study to support a future BLA and submitted the protocol synopsis for review with the FDA, agreeing to an accelerated review time-frame. In November 2019, CBLI also submitted a clinical protocol to support the acquisition of the final human safety data and to further support eventual approval of an entolimod BLA. The FDA has placed the protocol on clinical hold with recommendations for design revisions that will allow lifting of the hold following review of the revised protocol.

If the FDA approves the pre-EUA application, then Federal agencies will be free to procure entolimod for stockpiling so that the drug is available to distribute in the event of an emergency, i.e., prior to the drug being formally approved by FDA under a BLA. Such authorization is not equivalent to full licensure through approval of a BLA, but precedes full licensure, and, importantly, would position entolimod for potential sales in advance of full licensure in the U.S. We further believe pre-EUA status will position us to explore sales opportunities with foreign governments.

In addition, the Company submitted a Marketing Authorization Application ("MAA") with the European Medicines Agency ("EMA") for entolimod as a MRC in Europe. The MAA was validated by the EMA in the fourth quarter of 2017 but was withdrawn in August 2018 because a complete response to certain questions posed by the EMA could not be prepared in the time frame required by the EMA's review process as a result of the delay in our receipt of the results of the bio-comparability study. The MAA applilcation remains in a withdrawn state and we continue to evaluate our next steps with the EMA in parallel with progress on review of the pre-EUA application.

In September 2015, we announced two awards totaling approximately $15.8 million in funding from the United States Department of Defense ("DoD"), office of Congressionally Directed Medical Research Programs to support further development of entolimod as a MRC. These awards have funded, and will continue to fund, additional preclinical and clinical studies of entolimod, which are needed for a BLA. In October 2016, the DoD modified the original statement of work of one of these contracts (Joint Warfighter Medical Research Program ("JWMRP") contract award number W81XWH-15-C-0101) by eliminating certain tasks no longer deemed critical for the preparation of the BLA and established new tasks to address the formulation questions raised by the FDA during the review of the pre-EUA dossier, including an aim to conduct the NHP bio-comparability study along with other drug manufacturing -related activities. In September 2017, the DoD further modified the contract by extending its term to 2019 on a no-cost basis. In February 2019, the DoD further modified the contract by extending its term to April 2020 on a no-cost basis. In March 2020, the DoD further modified the contract by extending its term to September 2020 on a no-cost basis.

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

Since inception we have formed several subsidiaries to best capitalize on our ability to leverage financial and clinical development resources in Russia. In December 2009, we created Incuron LLC ("Incuron") with BioProcess Capital Ventures ("BCV") to develop Curaxin compounds (defined below). We have since sold our equity interest in Incuron, but maintain a right to royalty payments, as later described, and we conduct drug development activities on behalf of Incuron in the U.S. In September 2011, we created Panacela, a U.S. entity, with Joint Stock Company "Rusnano" ("Rusnano") to develop Mobilan and other product candidates (described below.) Simultaneous with the formation of Panacela, was the creation of a wholly-owned Russian subsidiary of Panacela named Panacela Labs, LLC. Finally, we have a wholly-owned Russian subsidiary, BioLab 612, LLC.

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

As of December 31, 2019, we owned 67.57% of Panacela.

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

STRATEGIC PARTNERSHIPS

Since our inception, strategic alliances and collaborations have been integral to our business. We have exclusively licensed rights in each of our technologies from The Cleveland Clinic and RPCI and maintain innovative partnerships with each. We have also leveraged the experience, contacts and knowledge of our founders to engage financial partners in Russia. Through these partnerships we have collaborated with scientists from other countries to develop our novel technologies and accessed non-traditional funding sources, including U.S. federal and foreign government contracts and project-oriented funding. We have received project-oriented funding from Rusnano through the formation of Panacela.

Both Panacela, as well as our wholly owned subsidiary BioLab 612, maintain operations in Russia and benefit from programs supporting domestic pharmaceutical industry development in Russia.

The Cleveland Clinic

In July 2004, CBLI entered into an exclusive license agreement with The Cleveland Clinic ("The Cleveland Clinic License") pursuant to which CBLI was granted an exclusive license to The Cleveland Clinic’s research base underlying our therapeutic platform. We amended The Cleveland Clinic License, effective as of September 22, 2011, pursuant to which we were granted an exclusive license to The Cleveland Clinic’s research base underlying certain product candidates in development by Panacela ("Panacela Products"), including Mobilan and several earlier-stage compounds that are not currently material to our business.

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

Through December 31, 2019, CBLI had paid The Cleveland Clinic $150,000 for milestone payments on products limited to biodefense uses, and $400,000 for all other products.

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

Under the sponsored research agreements with RPCI, we own any invention that is described in our research plan, co-own any inventions not described in our research plan that are made by Dr. Andrei Gudkov, our Chief Scientific Officer, and RPCI owns any other inventions not described in our research plan. We further have a right to exclusively license from RPCI any invention developed under such sponsored research agreements that are owned by RPCI. Such sponsored research agreements with RPCI expired in 2019.

We entered into an asset transfer and clinical trial agreement with RPCI for the conduct, by RPCI, of our Phase 1 clinical trial to evaluate the safety and pharmacokinetic profile of entolimod in patients with advanced cancers, which has now been largely completed.

Rusnano

In 2011, we formed Panacela with Rusnano to carry out a complete cycle of development and commercialization of medications in Russia for the treatment of oncological, infectious or other diseases. We invested $3.0 million in Panacela preferred shares and warrants, and, together with certain third-party owners, assigned and/or exclusively licensed, as applicable, to Panacela worldwide development and commercialization rights to five preclinical product candidates in exchange for Panacela common shares. Rusnano invested $9.0 million in Panacela preferred shares and warrants. In 2013, Rusnano loaned Panacela $1.5 million through a convertible term loan (the "Panacela Loan"). In December of 2015, together with Rusnano, we recapitalized Panacela to fully retire the Panacela Loan and certain other trade payables. Rusnano maintained its ownership percentage in Panacela, while CBLI's ownership stake grew to 66.77%. As of December 31, 2019, we had an ownership stake of approximately 67.57%.

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

INTELLECTUAL PROPERTY

Our intellectual property consists of patents, trademarks, trade secrets, and know-how. Our ability to compete effectively depends in large part on our ability to obtain patents for our technologies and products, maintain trade secrets, operate without infringing the rights of others, and prevent others from infringing our proprietary rights. We will be able to protect our proprietary technologies from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents, or are effectively maintained as trade secrets. As a result, patents or other proprietary rights are an essential element of our business. Our patent portfolio includes patents and patent applications with claims directed to compositions of matter, pharmaceutical formulations, and methods of use. Some of our issued patents, and the patents that may be issued based on our patent applications, may be eligible for patent life extension under the Drug Price Competition and Patent Term Restoration Act of 1984 in the U.S., supplementary protection certificates in the European Union ("E.U.") or similar mechanisms in other countries or territories. The following are the patent positions relating to our product candidates as of December 31, 2019.

In the U.S., we have 21 issued patents or allowed patent applications relating to our clinical-stage programs expiring on various dates between 2024 and 2032 as well as numerous pending patent applications and foreign counterpart patent filings which relate to our proprietary technologies. These patents and patent applications include claims directed to compositions of matter and methods of use.

We have 18 issued or allowed U.S. patents covering entolimod, which expire between 2024 and 2032. These patents include composition of matter claims, as well as method of use claims relating to our biodefense and oncology indications, reducing effects of chemotherapy, and treatment of reperfusion injuries. In addition, we have pending U.S. patent applications related to compositions of matter, oncology methods of use, and others biodefense methods, which, if issued, will expire between 2025 and 2035.

We have 2 issued or allowed U.S. patents covering CBLB612 and related agents, which expire between 2026 and 2027. These patents include composition of matter and methods of use claims.

We have one issued U.S. patent covering compositions of matter for various vectors, including Mobilan, which expires in 2032. We also have issued or allowed patents covering Mobilan and related agents, which expire in 2030 that cover a broad list of international territories including the E.U., Australia, Japan, and Russia.  These patents include composition of matter and methods of use claims.

In addition, as of December 31, 2019, we have approximately 35 additional patents and patent applications filed worldwide. Any patents that may issue from our pending patent applications would expire between 2024 and 2035, excluding patent term extensions. These patents and patent applications disclose compositions of matter and methods of use.

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

RESEARCH AND DEVELOPMENT

As of December 31, 2019, our research and development group, including Russian-based personnel, consisted of 7 individuals. Our research and development focuses on management of outsourced preclinical research, clinical trials, and manufacturing technologies. We invested $1.7 million and $3.6 million in research and development during the years ended December 31, 2019 and 2018, respectively.

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

The U.S. government has purchased several colony-stimulating factors to treat injuries to bone marrow in victims of radiological or nuclear accidents or acts of terrorism for the National Stockpile. In 2013, it paid $157 million to Amgen USA, Inc. for 541,000 doses of Neupogen® and $37 million to Sanofi-Aventis U.S., LLC for 66,000 doses of Leukine® (granulocyte-macrophage colony-stimulating factor). In October 2016, the U.S. government purchased an additional $37.6 million worth of Leukine® and peg-filgrastim, Neulasta®, from Amgen USA, Inc., for another $37.7 million. The U.S government also announced that it continues to work with Sanofi-Aventis to support the studies needed to request FDA approval of Leukine®. These purchases were made using funding and authority provided through the Project BioShield Act of 2004. Under the Project BioShield Act, the U.S. government supports the advanced development and procurement of new medical countermeasures - drugs, vaccines, diagnostics, and medical supplies - to protect health against chemical, biological, radiological, and nuclear threats.

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

Prior to the initiation of each clinical study, the corresponding clinical protocol must be submitted as part of the IND and to an independent Institutional Review Board ("IRB") at each medical site proposing to conduct the clinical trial. The IRB must review and approve each study protocol, and any amendments thereto, and study subjects must sign an informed consent. Protocols include, among other things, the objectives of the study, dosing procedures, subject selection, and exclusion criteria and the parameters to be used to monitor patient safety. Progress reports of work performed in support of IND studies must be submitted at least annually to the FDA. Reports of serious, unexpected, and related adverse events must be submitted to the FDA and the investigators in a timely manner.

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

Emergency Use Authorization

The Commissioner of the FDA, under delegated authority from the Secretary of the U.S. Department of Health and Human Services ("DHHS") may, under certain circumstances, issue an Emergency Use Authorization ("EUA") that would permit the use of an unapproved drug product or unapproved use of an approved drug product. Before an EUA may be issued, the Secretary must declare an emergency based on one of the following grounds:

•

a determination by the Secretary of the Department of Homeland Security that there is a domestic emergency, or a significant potential for a domestic emergency, involving a heightened risk of attack with a specified biological, chemical, radiological, or nuclear agent or agents;

•

a determination by the Secretary of the DoD that there is a military emergency, or a significant potential for a military emergency, involving a heightened risk to U.S. military forces of attack with a specified biological, chemical, radiological, or nuclear agent or agents; or

•

a determination by the Secretary of the DHHS that a public health emergency that effects, or has the significant potential to effect, national security and that involves a specified biological, chemical, radiological, or nuclear agent or agents, or a specified disease or condition that may be attributable to such agent or agent.

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

EMPLOYEES

As of February 12, 2020, CBLI and its consolidated subsidiaries had 12 employees, 8 of whom are located in the U.S. and 4 of whom are located outside of the U.S. Of these employees, 7 were employed on a full-time basis and 5 were employed on a part-time basis.

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

Since our inception, most of our resources have been dedicated to preclinical and clinical research and development ("R&D") of our product candidates. In particular, we are currently developing several product candidates, each of which will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future in the development of these product candidates. These expenditures will include costs associated with preclinical and clinical R&D, obtaining regulatory approvals, product manufacturing, corporate administration, business development, and marketing and selling for approved products. In addition, other unanticipated costs may arise. As of December 31, 2019, our cash, cash equivalents, and short-term investments amounted to $1.6 million.

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

We may require additional capital beyond our currently forecasted amounts and additional funds may not be available when we need them, on terms that are acceptable to us, or at all. In addition, the recent outbreak of the novel coronavirus known as COVID-19 has significantly disrupted world financial markets, negatively impacted US market conditions and may reduce opportunities for us to seek out additional funding. In particular, a decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. If we fail to raise sufficient additional financing, on terms and dates acceptable to us, we may not be able to continue our operations and the development of our product candidates, our patent licenses may be terminated, and we may be required to reduce staff, reduce or eliminate research and development, slow the development of our product candidates, outsource or eliminate several business functions or shut down operations.

We expect to continue to incur losses.

We have incurred significant losses to date. We reported net losses of approximately $2.7 million and $3.7 million for the years ended December 31, 2019 and 2018, respectively. We expect significant losses to continue for the next few years as we spend substantial sums on the continued R&D of our proprietary product candidates, and there is no certainty that we will ever become profitable as a result of these expenditures. As a result of losses that will continue throughout our development stage, we may exhaust our financial resources and be unable to complete the development of our product candidates.

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

Additionally, the Company is in the midst of discussions with the DoD regarding cost overruns experienced on certain of its contracts with the DoD. The Company received reimbursement from the DoD for these overruns, and anticipates that the overruns will be eligible for application against cost under-spending on other tasks under the same contracts. However, given that these discussions remain on-going and have not been resolved as of the date of this annual report, there remains uncertainty as to the ultimate resolution of this matter. Should this matter ultimately be resolved unfavorably to the Company, the Company may be required to refund revenues previously received and recorded in the amount of $472,310, plus the potential for penalties and interest. Should this occur, we would likely experience a material adverse effect on our financial condition, results of operation and cash flows.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern in its audit report on our financial statements for the year ended December 31, 2019.  We have incurred net losses of approximately $166.7 million from our inception through December 31, 2019, and historically we have not generated, and do not expect to generate in the immediate future, revenue from sales of our product candidates.  We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. This raises substantial doubt about our ability to continue as a going concern.  Until we are able to commercialize our product candidates at a level that covers our cash expenses, we will need to raise substantial additional capital, which we may be unable to raise in sufficient amounts, when needed, or at acceptable terms.  Our plans with regard to these matters may include seeking additional capital through debt or equity financing in public or private transactions, the sale or license of drug candidates, or obtaining additional research funding from the U.S. or Russian governments.  There can be no assurance that we will be able to obtain future financing on acceptable terms, or that we can obtain additional government financing for our operations. If we are unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued, which may have a material adverse effect on our business, financial condition and operating results.

Our ability to use our net operating loss carryforwards may be limited.

As of December 31, 2019, we had federal net operating loss carryforwards ("NOLs") of $146.7 million to offset future taxable income, of which $139.7 million begins to expire if not utilized by 2023, and $7.0 million, which has no expiration. We also had approximately $4.2 million of federal tax credit carryforwards which begin to expire if not utilized by 2024. The Company also has U.S. state net operating loss carryforwards of approximately $92.6 million, which begin to expire if not utilized by 2027 and state tax credit carryforwards of approximately $0.3 million, which begin to expire if not utilized by 2022.

The July 2015 purchase of 6,459,948 shares of common stock by David Davidovich, our majority stockholder, yielded a post-transaction ownership percentage of 60.2% for him. We believe it highly likely that this transaction will be viewed by the U.S. Internal Revenue Service as a change of ownership as defined by Section 382 of the Internal Revenue Code ("Section 382"). Consequently, the utilization of the NOL and tax credit carryforwards in existence at July 9, 2015, will be limited according to the provisions of Section 382, which could significantly limit the Company’s ability to use these carryforwards to offset taxable income on an annual basis in future periods. As such, a significant portion of these carryforwards could expire before they can be utilized, even if the Company is able to generate taxable income that, except for this transaction, would have been sufficient to fully utilize these carry forwards.

Risks Related to Product Development

We may not be able to successfully and timely develop our products.

Our product candidates range from ones currently in the research stage to ones currently in the clinical stage of development and all require further testing to determine their technical and commercial viability. Our success will depend on our ability to achieve scientific, clinical, and technological advances and to translate such advances into reliable, commercially competitive products in a timely manner. In addition, the success of our subsidiaries and joint ventures will depend on their ability to meet developmental milestones in a timely manner or to fulfill certain other development requirements under contractual agreements, which are prerequisites to their receipt of additional funding from their non-controlling interest holders or the government agency funding their R&D efforts. Products that we may develop are not likely to be commercially available for some time. The proposed development schedules for our products may be affected by a variety of factors, including, among others, technological difficulties, proprietary technology of others, the government approval process, the availability of funds, disagreements with the financial partners in our subsidiaries or joint ventures, the effects of the ongoing coronavirus pandemic, including access to clinical trial sites both by patents and our clinical research organizations, and changes in government regulation, many of which will not be within our control. Any delay in the development, introduction or marketing of our products could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects and the unproven technology involved, we may not be able to successfully complete the development or marketing of any products.

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

Before obtaining required regulatory approvals for the commercial sale of any of our product candidates, we must conduct extensive preclinical and clinical studies to demonstrate that our product candidates are safe and clinical or pivotal animal trials to demonstrate that our product candidates are efficacious. And for entolimod's biodefense indication we must demonstrate a logical dosing correlation between animals and humans. These R&D activities are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials or animal efficacy studies will be successful and interim results of a clinical trial or animal efficacy study do not necessarily predict final results. In addition, we will likely have to continue to outsource all or part of individual R&D activities and may not successfully or promptly finalize agreements for the conduct of these activities. Consequently, delays in completion of contracted activities may result.

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

As of December 31, 2019, we owned 67.57% of the equity interests in Panacela and 50% of the equity interests in GPI. Rusnano, a fund regulated by the Russian government, is a significant shareholder, along with other minority shareholders, in Panacela. Everon, a Buffalo, New York-based biopharmaceutical company, holds the other 50% of the equity interest in GPI. Additionally, as a result of its investment in GPI, Norma was granted a number of governance and other rights with respect to GPI. As such, we share ownership and management of Panacela and GPI with other parties who may not have the same goals, strategies, priorities or resources as we do.

With respect to Panacela, both we and Rusnano have certain rights, including the right to designate board members and the need for either supermajority votes or consent of all members of Panacela’s board of directors in order to take certain actions. Additionally, the right to transfer ownership is restricted by rights of first refusal, tag-along and drag-along rights. Consequently, if a co-owner sells its equity interest to a new party, the new party may adversely affect the operation of Panacela. These restrictions lead to organizational formalities that may be time-consuming. In addition, the benefits from a successful product development effort are shared among the co-owners.

With respect to GPI, under the terms of Norma’s investment, upon the occurrence of a number of different events, Norma has the right to require GPI to issue to Norma a number of shares in GPI, thereby further diluting our interest. Additionally, the Company, Everon, GPI and Norma each made certain commitments as to voting and transfer of their shares of GPI and GPI’s governance, including an agreement that the board of directors of GPI will consist of four members, two of whom will be selected by Norma, one of whom will be selected by the Company and one of whom will be selected by Everon. GPI is also prohibited from taking a number of actions without the unanimous consent of all of the members of GPI’s board of directors, including, among other things, effecting a change of control transaction, terminating its operations, dissolving or liquidating, amending its organizational documents, transferring or licensing its intellectual property, or issuing any shares of capital stock.

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

Other risks associated with our reliance on contract manufacturers include the following:

•

contract manufacturers may encounter difficulties in achieving volume production, quality control, and quality assurance and also may experience shortages in qualified personnel and obtaining active ingredients for our product candidates, including delays or shortages due to limited supply or capacity of production facilities as a result of the recent COVID-19 pandemic;

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

In addition, we expect to rely on the FDA Animal Rule to obtain approval for entolimod’s biodefense indication in the U.S. The Animal Rule permits the use of animal efficacy studies together with human clinical safety trials to support an application for marketing approval of products when human efficacy studies are neither ethical nor feasible. These regulations have limited prior use and we have limited experience in the application of these rules to the product candidates that we are developing. Additionally, we submitted an application with the FDA for pre-EUA in 2015 so that entolimod may be used in an emergency situation. We cannot guarantee that the FDA will review the data submitted in a timely manner, or that the FDA will accept the data when reviewed. The FDA may decide that our data are insufficient for pre-EUA or BLA approval and require additional preclinical, clinical, or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products. The FDA has previously requested additional data and studies with respect to our pre-EUA application for entolimod, and may do so again in the future. If we are not successful in completing the development, licensure, and commercialization of entolimod for its biodefense indication, or if we are significantly delayed in doing so, our business will be materially harmed.

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

In September 2015, we announced the grant of two awards from DoD, totaling approximately $15.8 million for advanced development of entolimod as a medical radiation countermeasure. These awards, the contracts for which have been amended since the initial grants, will be earned as the contracted development work is performed over a multi-year period. For the years ended December 31, 2019 and 2018, we received 64.5%, and 46.3% of our revenues from the U.S. government.

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

Additionally, the Company is in the midst of discussions with the DoD regarding cost overruns experienced on certain of its contracts with the DoD. The Company received reimbursement from the DoD for these overruns, and anticipates that the overruns will be eligible for application against cost under-spending on other tasks under the same contracts. However, given that these discussions remain on-going and have not been resolved as of the date of this annual report, there remains uncertainty as to the ultimate resolution of this matter. Should this matter ultimately be resolved unfavorably to the Company, the Company may be required to refund revenues previously received and recorded in the amount of $472,310, plus the potential for penalties and interest. Should this occur, we would likely experience a material adverse effect on our financial condition, results of operation and cash flows, and our relationship with the DoD could be negatively impacted.

.

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

The COVID-19 pandemic could adversely impact our business, operations and clinical development timelines and plans.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States, where a national emergency was declared, and several European countries. If COVID-19 continues to spread in the United States and worldwide, we may experience disruptions that could severely impact our business, operations, preclinical studies and clinical trials, including:

•	delays, difficulties or postponement in enrolling and retaining patients in our clinical trials;

•	delays, difficulties or postponement in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•	diversion of healthcare resources away from the conduct of clinical trials unrelated to infectious diseases;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;

•

limitations in employee resources that would otherwise be focused on the conduct of our research and development efforts, preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with other individuals; or

•	inability or difficulty in obtaining additional financing or access the financial markets.

Additionally, on March 20, 2020, the Governor of New York announced that 100% of the workforce of all businesses, excluding essential services, must stay home. Accordingly, we have implemented a work-from-home policy for all employees based in our Buffalo, New York headquarters, and we may take further actions that alter our operations as may be required by federal, state or local authorities, or which we determine are in the best interests of our employees.

The global outbreak of COVID-19 continues to rapidly evolve and has begun to have indeterminable adverse effects on general commercial activity and the world economy. The extent to which COVID-19 may impact our business, research and development efforts, preclinical studies, clinical trials, prospects for regulatory approval of our drug candidates, and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, the extent and duration of travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business prospects and the value of our common stock.  Furthermore, if we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations.

Our growth could be limited if we are unable to attract and retain key personnel and consultants.

Our success depends, in large part, on our ability to identify, hire, integrate, retain, and motivate qualified executive officers and other key employees throughout all areas of our business. We greatly depend on the efforts of our executive officers to manage our operations. However, we currently do not employ a permanent chief executive officer or chief financial officer. Our board of directors is currently undertaking a search for permanent replacement officers.  While we have designated our Vice President of Finance as our interim principal executive officer and principal financial officer, our lack of a permanent chief executive officer and chief financial officer may materially and adversely affect our business prospects and investor confidence in our Company, which could cause the trading price of our common stock to decline. In addition, we utilize highly skilled personnel in operating and supporting our business, as we have limited experience in filing and prosecuting regulatory applications to obtain marketing approval from the FDA or other regulatory authorities. The loss of services of one or more members of our management, key employees or consultants could have a negative impact on our business or our ability to expand our research, development and clinical programs. Furthermore, we may be unable to attract and retain additional qualified executive officers and key employees as needed in the future. We currently do not maintain directors and officers liability insurance, which may make it more difficult for us to retain and attract talented and skilled directors and officers to serve our Company.

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

We announced in September 2015 that we received two awards from the DoD for the further development of entolimod. We hope to receive additional funding in the future from U.S. or foreign government agencies for the development of entolimod and our other products. Changes in government budgets and agendas, however, have previously resulted in termination of our contract negotiations and may, in the future, result in future funding being decreased and de-prioritized. In addition, government contracts contain provisions that permit cancellation in the event that funds are unavailable to the government agency. Furthermore, we cannot be certain of the timing of any future funding and substantial delays or cancellations of funding could result from protests or challenges from third parties. If the U.S. government fails to continue to adequately fund R&D programs, we may be unable to generate sufficient revenues to continue development of entolimod or continue our other operation, and by tension between Russia and Western powers over Crimea, eastern Ukraine, and Syria, which has led to the imposition of sanctions that have negatively impacted Russia’s economy. Similarly, if our pre-EUA submission for entolimod is authorized by the FDA, but the U.S. government does not place sufficient orders for this product, our future business may be harmed.

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

There can be no assurance that such sanctions will not be expanded more broadly to impact a greater variety of actors in the Russian economy. If the U.S. government significantly broadens the scope of sanctions against Russia to impose further political and economic costs, and/or the Russian government responds with further countersanctions, the operation of our direct and indirect Russian subsidiaries, BioLab 612 and Panacela Labs, LLC, which perform clinical development work under grants received from the MPT and have development or other intellectual property rights to certain of our drug candidates, may be materially and adversely affected. Furthermore, because our company is majority-owned by an investor with ties to Russia, and several Russian citizens and residents serve on our board of directors, our ability to secure and maintain contracts with the U.S. Department of Defense and other U.S. government agencies or departments, from which we received 64.5% and 46.3% of our revenues for the years ended December 31, 2019 and 2018, respectively, may become more difficult, which could cause a material adverse impact on our business, prospects, results of operation, and financial condition.

Emerging markets, such as Russia, are subject to greater risks than more developed markets and financial turmoil in Russia could disrupt our business.

Investors in emerging markets, such as Russia, should be aware that these markets are subject to greater risks than more developed markets, including significant economic risks. For example, the Russian economy has periodically experienced high rates of inflation. According to The World Bank, the annual inflation rate in Russia, as measured by the consumer price index, was 7.1% in 2017, 3.7% in 2018, and 2.9% in 2019. Periods of higher inflation may slow economic growth. Inflation also is likely to increase some of our costs and expenses including the costs for our Russian subsidiaries to conduct business operations, including any outsourced product testing costs.

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

As of the date of this filing, Mr. David Davidovich, a venture capital investor, beneficially owns or controls approximately 57.2% of the voting power of our outstanding common stock. As a result of his ability to control a majority of the voting power of our outstanding common stock, Mr. Davidovich has the ability to control all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. Additionally, we granted Mr. Davidovich contractual rights to choose a majority of the directors nominated for election by our Board. Mr. Davidovich may have interests that are different from those of other stockholders and may vote in a way with which other stockholders disagree and that may be adverse to other stockholders’ interests. Moreover, this concentration of share ownership makes it impossible for other stockholders to replace directors and management without the consent of Mr. Davidovich. In addition, this significant concentration of share ownership may adversely affect the price prospective buyers are willing to pay for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders and may have the effect of delaying, preventing, or deterring a change of control of the Company and could deprive our stockholders of an opportunity to receive a premium for their company stock as part of a sale of the Company. Additionally, our corporate structure, including the ownership of Mobilan in Panacela, may deter third parties from entering into collaboration and licensing arrangements with us.

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

Because Mr. Davidovich holds common stock that represents a majority of the voting power of our outstanding common stock, we may be considered a "controlled company" within the meaning of the NASDAQ corporate governance standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, group, or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	a majority of the board of directors consist of independent directors;

•	it constitute and maintain a nominating and corporate governance committee that is composed entirely of independent directors; and

•	it constitute and maintain a compensation committee that is composed entirely of independent directors.

We are currently utilizing these exemptions and therefore, we do not offer the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.

The price of our common stock has been and could remain volatile, which may in turn expose us to securities litigation.

The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 1, 2018 through December 31, 2019, the market price of our common stock, which is listed on the NASDAQ Capital Market, fluctuated from a high of $4.15 per share in the first quarter of 2018 to a low of $0.50 in the fourth quarter of 2019. The listing of our common stock on the NASDAQ Capital Market does not assure that a meaningful, consistent, and liquid trading market will exist, and in recent years, the market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility in addition to volatility caused by the occurrence of industry and company specific events. Factors that could cause fluctuations include, but are not limited to, the following:

•	our progress in developing and commercializing our products;

•	price and volume fluctuations in the overall stock market from time to time;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our stock;

•	departures of key personnel;

•	changes in the regulatory status of our product candidates, including results of our preclinical studies and clinical trials;

•	status of contract and funding negotiations relating to our product candidates;

•	events affecting our collaborators;

•	events affecting our competitors;

•	announcements of new products or technologies, commercial relationships or other events by us or our competitors;

•	the recent COVID-19 pandemic;

•	regulatory developments in the U.S. and other countries;

•	failure of our common stock to be listed or quoted on the NASDAQ Capital Market, another national market system, or any national stock exchange;

•	changes in accounting principles; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

We are currently authorized to issue 25,000,000 shares of common stock and 1,000,000 shares of preferred stock. As of this filing, 11,403,239 shares of our common stock were issued and outstanding, we had outstanding warrants to purchase 222,253 shares of our common stock at an average exercise price of $11.37 per share, and options to purchase 136,105 shares of our common stock at an average exercise price of $40.07 per share. To the extent we issue shares of common stock or our outstanding options and warrants are exercised, holders of our common stock will experience dilution.

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

We have received a delisting notice from NASDAQ and there can be no assurance that our securities will continue to be listed on NASDAQ.

On February 18, 2020, we received notice from the Listing Qualifications Staff of the NASDAQ Stock Market LLC indicating that, based upon the Company’s continued non-compliance with the minimum $2,500,000 stockholders’ equity requirement for continued listing on the NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5550(b), the Listing Qualifications Staff had determined to delist the Company’s securities from NASAQ at the opening of business on February 27, 2020 unless the Company timely requested a hearing before the NASDAQ Hearings Panel (the “Panel”), to review this determination.

We timely requested such a hearing, which occurred on April 2, 2020. At the hearing, the Company presented a plan and requested an extension of time to regain compliance and we are awaiting the response of the Panel. However, there can be no assurance that we were successful in persuading the Panel to allow our common stock to continue to be listed on the NASDAQ Capital Market while we continue to attempt to regain compliance with NASDAQ’s rules, that if the Panel grants such extra time, that we will be able to provide timely evidence of compliance with the terms of the Panel’s decision, or that we will otherwise be compliant with the other listing standards for the Nasdaq Global Capital Market. If we are not successful in maintaining our listing, it could impair the liquidity and market price of our common stock. In addition, the delisting of our common stock from a national exchange could materially adversely affect our ability to access capital markets. As of December 31, 2019, we had a stockholders’ equity of $984,286.

Our operations could be disrupted by natural or human causes beyond our control.

Our operations are subject to the risk of disruption by hurricanes, severe storms, floods and other forms of severe weather, earthquakes and other natural disasters, accidents, fire, power shortages, geopolitical unrest, war and other military action, terrorist attacks and other hostile acts, public health issues, epidemics or pandemics (including, for example, the recent novel coronavirus outbreak), and other events, such as raw material or supply scarcity, that are beyond our control and the control of the third parties on which we depend. Any of these catastrophic events, whether in the United States or abroad, may have a strong negative impact on the global economy, our employees, facilities, suppliers, or potential customers and could materially adversely affect our business, financial condition or results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Properties

Our corporate headquarters is located at 73 High Street, Buffalo, New York 14203. This space serves as our corporate headquarters and U.S. corporate headquarters for Panacela. In addition, we have approximately 736 square feet under lease outside of the U.S. expiring at varying times through 2020. We do not own any real property.

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

While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters as of December 31, 2019, that in the opinion of management might have a material adverse effect on our financial position, results of operations, or cash flows, or that are required to be disclosed under the rules of the SEC.

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

STOCKHOLDERS

As of April 5, 2020, there were approximately 28 stockholders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

UNREGISTERED SALE OF SECURITIES

We did not sell any equity securities during the fiscal year ended December 31, 2019 in transactions that were not registered under the Securities Act.

ISSUER PURCHASES OF EQUITY SECURITIES

We made no repurchases of our securities during the year ended December 31, 2019.

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

As of December 31, 2019, we held approximately $0.01 million in accrued expenses classified as Level 3 securities for warrants to purchase common stock.

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

YEAR ENDED DECEMBER 31, 2019 COMPARED TO YEAR ENDED DECEMBER 31, 2018

Revenue

Revenue decreased from $1.1 million for the year ended December 31, 2018 to $1.1 million for the year ended December 31, 2019, representing a decrease of $0.02 million, or 2%, primarily due to a decrease in revenue from the Incuron service contract for continued preclinical development partially offset by an increase in both revenue from our JWMRP contract for preclinical studies and PRMRP revenues due to the commencement of preparatory activities for the clinical study. We anticipate JWMRP revenues will increase due to the commencement of contracted preclinical required for the BLA for the to-be-marketed formulation of entolimod as a MRC. We do not anticipate any significant revenues from the PRMRP grant due to the clinical trial hold. Service revenue from Incuron is expected to decrease as extension of our current service contract is not anticipated.

Since these revenue sources are cost reimbursable in nature, variances in these activities, period to period, are directly aligned with variances in the underlying costs of service. Differences in our revenue sources, by program, between 2019 and 2018 are set forth in the following table:

		Year Ended December 31,
Funding Source	Program	2019	Percent of Total	2018	Percent of Total	Variance
DoD	JWMRP Contract	$637,355	57.2%	$524,168	46.0%	$113,187
DoD	PRMRP Grant	80,522	7.2%	3,112	0.3%	77,410
Incuron	Service Contracts	395,544	35.6%	610,907	53.7%	(215,363)
		$1,113,421	100.0%	$1,138,187	100.0%	$(24,766)

We anticipate any revenue over the next year will continue to be derived primarily from government grants and contracts. The following table sets forth information regarding our currently active grant contracts as of December 31, 2019:

Funding source	Program	Total award value	Funded award value	Cumulative revenue recognized	Funded backlog	Unfunded backlog
DoD	JWMRP Contract	$9,226,455	$9,226,455	$3,890,376	$5,336,079	$—
DoD	PRMRP Grant	6,573,992	6,573,992	157,960	6,416,032	—
		$15,800,447	$15,800,447	$4,048,336	$11,752,111	$—

The Company is in the midst of discussions with the DoD regarding cost overruns experienced on certain of its contracts with the DoD. The Company received reimbursement from the DoD for these overruns, and anticipates that the overruns will be eligible for application against cost under-spending on other tasks under the same contracts. However, given that these discussions remain on-going and have not been resolved as of the date of this annual report, there remains uncertainty as to the ultimate resolution of this matter. Should this matter ultimately be resolved unfavorably to the Company, the Company may be required to refund revenues previously received and recorded in the amount of $472,310, plus the potential for penalties and interest. Should this occur, we may need to revise downward our previously recorded revenues during the fiscal years ended December 31, 2018 and 2019.

Research and Development Expenses

R&D expenses decreased from $3.62 million for the year ended December 31, 2018 to $1.66 million for the year ended December 31, 2019, representing a decrease of $1.96 million, or 54%. Variances in individual development programs are noted in the table below. Significant reductions include the $0.7 million reduction of funds spent on entolimod for biodefense indication due to reduced preclinical development activity due to our previously disclosed vendor delays in the analytical analyses required to complete the biocomparability study and the FDA having not agreed with the Company's conclusions regarding the biocomparability study until the first quarter of 2020, which has prevented further development progress from occurring, a decrease in expenses of 0.9 million spent on entolimod for oncology application due to the transfer of IP to GPI in 2018 as part of our investment in this joint venture, and a decrease of $0.3 million related to Curaxins. We expect that R&D expenses associated with the development of entolimod towards BLA for biodefense indication to increase in 2020 if DoD activities commence. We expect that costs related to oncology applications of the entolimod family of compounds to be immaterial in 2020. Curaxins expenditures are expected to decrease as the service contract with Incuron isn't expected to be extended beyond the first quarter of 2020. R&D spending on Panacela product candidates are expected to  decrease.

	Year Ended December 31,
	2019	2018	Variance
Entolimod's biodefense indication	$1,301,886	$2,031,107	$(729,221)
CBLB612	5,825	3,048	2,777
Entolimod's oncology indications	7,598	906,520	(898,922)
	1,315,309	2,940,675	(1,625,366)
Curaxins	310,566	587,037	(276,471)
Panacela product candidates	29,866	91,391	(61,525)
Total research & development expenses	$1,655,741	$3,619,103	$(1,963,362)

General and Administrative Expenses

G&A expenses decreased from $2.3 million for the year ended December 31, 2018 to $1.8 million for the year ended December 31, 2019, representing a decrease of $0.5 million, or 22%. This decrease consisted primarily of a $0.22 million decrease in CBLI's property tax expense due to a reimbursement of prior year payments, a $0.06 million decrease in outsourced costs, a $0.06 million decrease in facilities costs, a $0.5 million decrease in travel expense, and a $0.04 million decrease in CBLI's legal and professional fees relating to the GPI investment that occurred in 2018.

Other Income and Expenses

Other income and expense changed from $1.1 million of other income for the year ended December 31, 2018 to other expense of $0.3 million for the year ended December 31, 2019, representing an expense increase of $1.4 million, or 121%. This expense increase was related to the $0.9 million change in market value of our warrants liability and $0.5 million of other expenses during the year end December 31, 2019 relating to accrued liabilities recorded during the fourth quarter of 2019 associated with potential loss contingencies on our revenue contracts.

Liquidity and Capital Resources

We have incurred net losses of approximately $166.7 million from our inception through December 31, 2019. Historically, we have not generated, and do not expect to generate in the immediate future, revenue from sales of product candidates. Since our founding in 2003, we have funded our operations through a variety of means:

•

From inception through December 31, 2019, we have raised $144.7 million of net equity capital, including amounts received from the exercise of options and warrants. We have also received $7.3 million in net proceeds from the issuance of long-term debt instruments;

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

•	We have been awarded $4.0 million in grants and contracts not described above, all of which has been recognized at December 31, 2019;

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

We have incurred cumulative net losses and expect to incur additional losses related to our R&D activities. We do not have commercial products and have limited capital resources. As of December 31, 2019, we had $1.6 million in cash, cash equivalents and short-term investments which, along with the active government contracts described above, are expected to fund our projected operating requirements and allow us to fund our operating plan, in each case, into June of 2020. However, until we are able to commercialize our product candidates at a level that covers our cash expenses, we will need to raise substantial additional capital, which we may be unable to raise in sufficient amounts, when needed and at acceptable terms. Additionally, the continued spread of COVID-19 and uncertain market conditions may limit the Company's ability to access capital. Our plans with regard to these matters may include seeking additional capital through debt or equity financing in public or private transactions, the sale or license of drug candidates, or obtaining additional research funding from the U.S. or Russian governments. There can be no assurance that we will be able to obtain future financing on acceptable terms, or at all, or that we can obtain additional government financing for our operations. If we are unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

In addition, the COVID-19 pandemic may negatively impact our ability to complete our planned preclinical and clinical trials, our ability to obtain approval of any product candidates from FDA or other regulatory authorities and our workforce and therefore our research and development activities.  This may ultimately have a material adverse effect on our liquidity, although we are unable to make any prediction with certainty given the rapidly changing nature of the pandemic and governmental and other responses to it.

Operating Activities

The following table provides information regarding our cash flows for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
	2019	2018	Variance
Net cash used in operating activities	$(2,663,389)	$(4,613,415)	$1,950,026
Net cash provided by investing activities	156,783	3,966,634	(3,809,851)
Net cash provided by financing activities	—	55,215	(55,215)
Effect of exchange rate change on cash and equivalents	15,496	(21,748)	37,244
Decrease in cash and cash equivalents	(2,491,110)	(613,314)	(1,877,796)
Cash and cash equivalents at beginning of period	3,617,234	4,230,548	(613,314)
Cash and cash equivalents at end of period	$1,126,124	$3,617,234	$(2,491,110)

Operating Activities

Net cash used in operations decreased by $1.9 million to $2.7 million for the year ended December 31, 2019 from $4.6 million for the year ended December 31, 2018. Net cash used in operating activities for the period ending December 31, 2019 consisted of a reported net loss of $2.7 million, which was further increased by $0.1 million of net non-cash operating activities, and decreased by $0.1 million due to changes in operating assets and liabilities. The $0.1 million of net non-cash operating activities consisted principally of changes in the valuation of our warrant liability. The net $0.1 million change in operating assets and liabilities was due primarily to a net increase in accrued expenses relating to the loss contingencies recorded on our revenue contracts. Net cash used in operating activities for the period ending December 31, 2018 consisted of reported net loss of $3.7 million, which was further increased by $1.0 million of net non-cash operating activities and offset by a $0.1 million change in operating assets and liabilities. The net non-cash operating activities of $1.0 million consisted principally of a changes in the valuation of our warrant liability. Of the net $0.1 million change in operating assets and liabilities, $0.4 million was due to a net decrease in accounts receivable, and $0.3 million was due to a net decrease in accrued expenses and accounts payable due to a reduction in clinical studies supported by completed MPT contracts and CMC activities associated with the DoD contracts.

Investing Activities

Net cash provided by investing activities decreased by $3.8 million to $0.2 million for the year ended December 31, 2019 from $4.0 million for the year ended December 31, 2018. The net cash provided by investing activities for the years ended December 31, 2019 and 2018 consisted primarily of the net sales of short-term investments.

Financing Activities

Net cash provided by financing activities decreased by $0.1 million to $0.0 million for the year ended December 31, 2019 from $0.1 million for the year ended December 31, 2018. Net cash provided by financing activities for the year ended December 31, 2018 consisted of proceeds from the exercise of warrants.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements at December 31, 2019.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting company filers.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cleveland BioLabs, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cleveland BioLabs, Inc. and Subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows, for each of the years in the two-year period ended December 31, 2019, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America

Explanatory Paragraph - Going Concern

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

/s /	Meaden & Moore, Ltd.

MEADEN & MOORE, Ltd.

We have served as the Company’s auditor since 2005.

Cleveland, Ohio

April 14, 2020

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,126,124	$3,617,234
Short-term investments	452,301	503,810
Accounts receivable	378,865	251,846
Other current assets	45,381	103,397
Total current assets	2,002,671	4,476,287
Equipment, net	15,514	27,747
Other long-term assets	18,667	30,373
Total assets	$2,036,852	$4,534,407
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$263,573	$139,120
Accrued expenses	782,579	694,164
Accrued warrant liability	6,414	78,637
Total current liabilities	1,520,566	911,921
Non-current liabilities	—	8,459
Commitments and contingencies (Note 9)	—	—
Total liabilities	1,052,566	920,380
Stockholders’ equity:
Preferred stock, $.005 par value; 1,000,000 shares authorized as of December 31, 2019 and December 31, 2018, 0 shares issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Common stock, $.005 par value; 25,000,000 shares authorized as of December 31, 2019 and December 31, 2018, 11,298,239 and 11,298,239 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	56,487	56,487
Additional paid-in capital	163,161,523	163,161,523
Accumulated other comprehensive loss	(568,030)	(611,370)
Accumulated deficit	(166,705,572)	(164,058,585)
Total Cleveland BioLabs, Inc. stockholders’ deficit	(4,055,592)	(1,451,945)
Noncontrolling interest in stockholders’ equity	5,039,878	5,065,972
Total stockholders’ equity	984,286	3,614,027
Total liabilities and stockholders’ equity	$2,036,852	$4,534,407

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2019	2018
Revenues:
Grants and contracts	$1,113,421	$1,138,187
Operating expenses:
Research and development	1,656,427	3,619,103
General and administrative	1,817,830	2,318,990
Total operating expenses	3,474,257	5,938,093
Loss from operations	(2,360,836)	(4,799,906)
Other income (expense):
Interest and other income (expense)	(404,722)	126,127
Foreign exchange gain (loss)	(1,329)	3,514
Change in value of warrant liability	72,223	962,818
Total other income (expense)	(333,828)	1,092,459
Net loss	(2,694,664)	(3,707,447)
Net loss attributable to noncontrolling interests	47,677	95,474
Net loss attributable to Cleveland BioLabs, Inc.	$(2,646,987)	$(3,611,973)
Net loss available to common stockholders per share of common stock, basic and diluted	$(0.23)	$(0.32)
Weighted average number of shares used in calculating net loss per share, basic and diluted	11,298,239	11,293,842

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2019	2018
Net loss including noncontrolling interests	$(2,694,664)	$(3,707,447)
Other comprehensive income (loss):
Unrealized gain on short-term investments	—	1,924
Foreign currency translation adjustment	64,923	(144,035)
Comprehensive loss including noncontrolling interests	(2,629,741)	(3,849,558)
Comprehensive loss attributable to noncontrolling interests	26,094	142,672
Comprehensive loss attributable to Cleveland BioLabs, Inc.	$(2,603,647)	$(3,706,886)

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,694,664)	$(3,707,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,782	18,175
Unrealized currency gain on short-term investments	—	(31,004)
Gain on equipment disposal	(50,200)	(35,649)
Change in value of warrant liability	(72,223)	(962,818)
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(68,478)	431,324
Other long-term assets	11,871	(164)
Accounts payable and accrued expenses	196,523	(325,832)
Net cash used in operating activities	(2,663,389)	(4,613,415)
Cash flows from investing activities:
Purchase of short-term investments	(1,243,508)	(7,737,132)
Sale of short-term investments	1,351,639	11,695,498
Proceeds from sale of equipment	50,200	36,145
Purchase of equipment	(1,548)	(27,877)
Net cash provided by investing activities	156,783	3,966,634
Cash flows from financing activities:
Exercise of warrants	—	55,215
Net cash provided by financing activities	—	55,215
Effect of exchange rate change on cash and equivalents	15,496	(21,748)
Decrease in cash and cash equivalents	(2,491,110)	(613,314)
Cash and cash equivalents at beginning of period	3,617,234	4,230,548
Cash and cash equivalents at end of period	$1,126,124	$3,617,234
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Additional
	Common Stock		Paid-in
	Shares	Amount	Capital
Balance at December 31, 2017	11,279,834	$56,395	$163,106,400
Exercise of warrants	18,405	92	55,123
Net loss	—	—	—
Unrealized gain on short-term investments	—	—	—
Foreign currency translation	—	—	—
Balance at December 31, 2018	11,298,239	56,487	163,161,523
Exercise of warrants	—	—	—
Net loss	—	—	—
Unrealized gain on short-term investments	—	—	—
Foreign currency translation	—	—	—
Balance at December 31, 2019	11,298,239	$56,487	$163,161,523

	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2017	$(516,457)	$(160,446,612)	$5,208,644	$7,408,370
Exercise of warrants	—	—	—	55,215
Net loss	—	(3,611,973)	(95,474)	(3,707,447)
Unrealized gain on short-term investments	1,924	—	—	1,924
Foreign currency translation	(96,837)	—	(47,198)	(144,035)
Balance at December 31, 2018	(611,370)	(164,058,585)	5,065,972	3,614,027
Exercise of warrants	—	—	—	—
Net loss	—	(2,646,987)	(47,677)	(2,694,664)
Unrealized gain on short-term investments	—	—	—	—
Foreign currency translation	43,340	—	21,583	64,923
Balance at December 31, 2019	$(568,030)	$(166,705,572)	$5,039,878	$984,286

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

The Company also has an investment in Genome Protection, Inc. ("GPI") that is recorded under the equity method of accounting in the accompanying financial statements. The Company has not recorded its 50% share of the losses of GPI through December 31, 2019 as the impact would have reduced the Company's equity method investment in GPI below zero, and there are no requirements to fund the Company's share of these losses or contribute additional capital as of the date of these statements.

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

At December 31, 2019, we had cash, cash equivalents, and short-term investments of $1.6 million. Of that total, $0.5 million was restricted for the use of our consolidated joint venture, Panacela, leaving $1.1 million available for general use, which management believes may not be sufficient to support operations into June 2020. To ensure continuing operations, management is evaluating all opportunities to secure additional financing, including investments from non-controlling interests, the sale or license of our drug candidates, the issuance of equity, and securing additional revenues from the U.S. or Russian governments. Management believes that sufficient sources of financing may not be available to support operations into the future. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company had $1.1 million and $3.6 million of cash and cash equivalents at December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019, $0.15 million of the Company’s cash and cash equivalents were held in Russian banks, of which $0.12 million was denominated in rubles with the remaining $0.03 million denominated in U.S. dollars.

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

As of December 31, 2019, the Company held 14% of its cash and cash equivalents in accounts located outside of the United States.

As of February 7, 2020, the Dollar:Russian Ruble exchange rate increased to 62.7977, resulting in a decrease of $0.005 million to the Company’s cash and cash equivalents as compared to December 31, 2019.

Significant Customers and Accounts Receivable

The following table presents our revenue by customer, on a proportional basis, for the periods indicated:

	Years ended December 31,
	2019	2018	Variance
U.S. Department of Defense	64.5%	46.3%	18.2%
Incuron, Inc	35.5%	53.7%	(18.2)%
	100.0%	100.0%	—%

Although the Company anticipates ongoing contract and grant revenue from these customers, there is no guarantee that these revenue streams will continue in the future.

The Company extends unsecured credit to its government customers under normal trade agreements and contracted terms, which generally require payment within 30 days. Accounts receivable consist of amounts due under contracts and grants from these customers, along with amounts receivable under subleases at our Buffalo, New York office facility. There were allowances for doubtful accounts of $0.0 million and $0.2 million at December 31, 2019 and December 31, 2018, respectively, pertaining to accounts receivable from our subleases.

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

Other Comprehensive Income (Loss)

The Company applies the Codification on comprehensive income (loss) that requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The following table presents the changes in accumulated other comprehensive loss for the year ended December 31, 2019.

Gains and losses on foreign exchange translations
Beginning balance	$(611,370)
Other comprehensive income (loss) before reclassifications	43,340
Ending balance	$(568,030)

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

Accounting for Stock-Based Compensation

The Cleveland BioLabs, Inc. Equity Incentive Plan, adopted in 2018 (the "Plan"), authorizes CBLI to grant (i) options to purchase common stock, (ii) restricted or unrestricted stock units, and (iii) stock appreciation rights, so long as the exercise or grant price of each are at least equal to the fair market value of the stock on the date of grant. As of December 31, 2019, an aggregate of 597,557 shares of common stock were authorized for issuance under the Plan, of which a total of approximately 461,452 shares of common stock remained available for future awards. In addition, a total of 136,105 shares of common stock reserved for issuance were subject to currently outstanding stock options granted under the Plan, as in effect prior to the 2018 amendment and restatement. A single participant cannot be awarded more than 100,000 shares annually. Awards granted under the Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term and number of shares) under the Plan are specified in an award document, and approved by the Company's board of directors or its management delegates.

The 2013 Employee Stock Purchase Plan ("ESPP") provides a means by which eligible employees of the Company and certain designated related corporations may be given an opportunity to purchase shares of common stock. As of December 31, 2019, there were 625,000 shares of common stock reserved for purchase under the ESPP. The number of shares reserved for purchase under the ESPP increases on January 1 of each calendar year by the lesser of (i) 10% of the total number of shares of common stock outstanding on December 31st of the preceding year, or (ii) 100,000 shares of common stock. The ESPP allows employees to use up to 15% of their compensation to purchase shares of common stock at an amount equal to 85% of the fair market value of the Company's common stock on the offering date or the purchase date, whichever is less.

The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted where the vesting period is based on length of service or performance, while a Monte Carlo simulation model is used for estimating the fair value of stock options with market-based vesting conditions. No options were granted during the years ended December 31, 2019 and 2018.

Income taxes

No income tax expense was recorded for the years ended December 31, 2019 and 2018 as the Company did not have taxable income for any of the years presented. A full valuation allowance has been recorded against the Company’s net deferred tax asset.

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

The Company has excluded the following securities from the calculation of diluted net loss per share because all such securities were antidilutive for the periods presented:

	As of December 31,
Common Equivalent Securities	2019	2018
Warrants	327,253	528,054
Options	136,105	160,076
Total	463,358	688,130

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018:

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$—	$—	$—	$—
Short-term investments	—	452,301	—	452,301
Total assets	$—	$452,301	$—	$452,301
Liabilities:
Accrued warrant liability	$—	$—	$6,414	$6,414

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,130	$—	$—	$1,130
Short-term investments	—	503,810	—	503,810
Total assets	$1,130	$503,810	$—	$504,940
Liabilities:
Accrued warrant liability	$—	$—	$78,637	$78,637

The Company has certain warrants that could require settlement in cash if a fundamental transaction occurs, as defined in the respective agreements. These agreements specify the amount due to warrant holders is based on the Black-Scholes pricing model.

The following are the assumptions used to measure the accrued warrant liability at December 31, 2019 and 2018:

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

	December 31,
	2019	2018
Stock Price	$0.60	$1.01
Exercise Price	$3.64 - 20.40	$3.64 - 24.40
Term in years	1.04-1.60	0.04 - 2.60
Volatility	84.59 - 98.24%	88.07 - 108.18%
Annual rate of quarterly dividends	0%	0%
Discount rate- bond equivalent yield	1.58 - 1.59%	0.12 - 2.48%

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 fair value measurement of the accrued warrant liability for the years ended December 31, 2019 and 2018:

Year Ended December 31, 2019
Beginning Balance	$78,637
Total (gains) or losses, realized and unrealized, included in earnings (1)	(72,223)
Balance at December 31, 2019	$6,414

Year Ended December 31, 2018
Beginning Balance	$1,041,455
Total (gains) or losses, realized and unrealized, included in earnings (1)	(962,818)
Balance at December 31, 2018	$78,637

(1)	Unrealized gains or losses related to the accrued warrant liability were included as change in value of accrued warrant liability.

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis. As of December 31, 2019 and 2018, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.

The Company considers the accrued warrant liability measurement to be Level 3 because some of the inputs into the measurements are neither directly or indirectly observable. The following table summarizes the unobservable inputs into the fair value measurements:

	December 31, 2019
Description	Fair Value	Valuation Technique	Unobservable Input	Range in years
Accrued warrant liability	$6,414	Black-scholes pricing model	Expected term	1.04-1.60

Management believes the value of the accrued warrant liability is more sensitive to changes in the Company’s stock price at the end of the respective reporting period as opposed to changes in the expected term. At December 31, 2019, a 10% increase in the expected term of the Company’s warrants measured using the Black-Scholes pricing model would increase the warrant liability by approximately 3%, while a 10% decrease in the expected term would decrease the warrant liability by approximately 3%. A 10% increase in the Company’s stock price would result in an increase in the accrued warrant liability of approximately 30%, while a 10% decrease in the stock price would decrease the warrant liability by approximately 26%.

The carrying amounts of the Company’s remaining financial instruments, which include cash, short-term investments, accounts receivable and accounts payable, approximate their fair values due to their short maturities.

4. Equipment

The following table summarizes the value of the Company’s equipment as of December 31, 2019 and 2018:

	As of December 31,
	2019	2018
Computer equipment	$98,307	$186,456
Lab equipment	39,651	448,198
Furniture	3,100	500,201
	141,058	1,134,855
Less accumulated depreciation	(125,544)	(1,107,108)
Equipment, net	$15,514	$27,747

5. Equity Awards

Warrants

In connection with sales of the Company's common stock and the issuance of debt instruments that have since been repaid, warrants were issued. The warrants expire between one and seven years from issuance from the date of grant and are subject to the terms applicable in each agreement. The following table sets forth the changes in the number of warrants outstanding for the periods presented:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2017	710,174	$8.95
Exercised	(18,405)	3.00
Forfeited, Canceled	(163,715)	3.34
Outstanding at December 31, 2018	528,054	10.90
Forfeited, Canceled	(200,801)	14.18
Outstanding at December 31, 2019	327,253	$8.89

Equity Incentive Plan

The following is a summary of option award activity under the Plan for the year ended December 31, 2019:

	Year ended December 31, 2019
	Total Stock Options Outstanding	Weighted Average Exercise Price per Share	Nonvested Stock Options	Weighted Average Grant Date Fair Value per Share
December 31, 2018	160,076	$35.92	—	$—
Forfeited, Canceled	(23,971)	12.35	—	—
December 31, 2019	136,105	$40.07	—	$—

The following is a summary of outstanding stock options under the Plan as of December 31, 2019:

	Stock Options Outstanding	Vested Stock Options
Quantity	136,105	136,105
Weighted-average exercise price	$40.07	$40.07
Weighted Average Remaining Contractual Term (in Years)	3.46	3.46
Intrinsic value	$—	$—

For the years ended December 31, 2019 and 2018, the Company granted no stock options. For the years ended December 31, 2019 and 2018, the total fair value of options vested was $0. The total intrinsic value of options exercised for the years ended December 31, 2019 and 2018 was $0.

As of December 31, 2019, there was no total compensation cost not yet recognized related to unvested stock options.

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

The Company incurred $67,551 and $200,455 in expense to RPCI related to research grants and agreements for the years ended December 31, 2019 and 2018, respectively. The Company had $0 and $0 included in accounts payable owed to RPCI at December 31, 2019 and 2018, respectively. In addition, the Company had $0 and $0 in accrued expenses payable to RPCI at December 31, 2019 and 2018, respectively.

The Cleveland Clinic

CBLI entered into an exclusive license agreement, or the License, with The Cleveland Clinic ("CCF"), pursuant to which CBLI was granted an exclusive license to The Cleveland Clinic’s research base underlying our therapeutic platform and certain product candidates in development by Panacela. CBLI has the primary responsibility to fund all newly developed patents; however, CCF retains ownership of those patents covered by the agreement. CBLI also agreed to use commercially diligent efforts to bring one or more products to market as soon as practical, consistent with sound and reasonable business practices and judgments. In consideration for the License, CBLI agreed to issue CCF common stock and make certain milestone, royalty and sublicense royalty payments. Milestone payments, which may be credited against future royalties, amounted to $0 for the years ended December 31, 2019 and 2018. No royalty or sublicense royalty payments were made to CCF during the two-year period ended December 31, 2019.

The Company also recognized $30,710 and $41,484 as research and development expense to CCF for the years ended December 31, 2019 and 2018, respectively. The Company had $0 and $0 included in accrued expenses payable at December 31, 2019 and 2018, respectively.

Buffalo BioLabs and Incuron

Our Chief Scientific Officer, Dr. Andrei Gudkov, has business relationships with several entities with which we transact business, the most significant of which is Buffalo BioLabs ("BBL"), where Dr. Gudkov was a founder and currently serves as its Principal Scientific Adviser. Pursuant to a master services agreement we have with BBL, the Company recognized $124 and $454,937 as research and development expense to BBL for the years ended December 31, 2019 and 2018, respectively, and included $0 and $28,000 in accounts payable to BBL at December 31, 2019 and 2018, respectively. We also recognized $23,106 and $46,212 from BBL for sublease and other income for the years ended December 31, 2019 and 2018, respectively. Pursuant to our real estate sublease and equipment lease with BBL, we had gross and net accounts receivable of $6,285 and $6,285 from BBL at December 31, 2019, respectively, and gross and net accounts receivables of $218,300 and $16,149 from BBL at December 31, 2018, respectively.

Dr. Gudkov is also an uncompensated member of the board of directors for Incuron. Pursuant to master service and development agreements we have with Incuron, the Company performs various research, business development, clinical advisory, and management services. We recognized revenue of $395,544 and $610,907 from Incuron for the years ended December 31, 2019 and 2018, respectively. In addition, we also recognized $2,268 and $5,107 from Incuron for sublease and other income for the years ended December 31, 2019 and 2018, respectively. Pursuant to these agreements, we had gross accounts receivable of $99,285 and $33,316 at December 31, 2019 and 2018, respectively.

IP Bayramov Roman

The Chief Executive Officer of our subsidiary, Panacela Labs, LLC, also provides accounting services through a separate legal entity to Panacela Labs, LLC. Professional fee expense to this firm, IP Bayramov Roman, amounted to $18,537 and $19,219 for the years ended December 31, 2019 and 2018, respectively.

Genome Protection

GPI incurred $196,975 and $82,333 in consultant expenses with members of the Company's management team for the years ended December 31, 2019 and 2018, respectively. The Company recognized $7,409 and $1,725 in sublease and other income from GPI for the year ended December 31, 2019 and 2018, respectively. We had gross accounts receivable of $3,700 and $675 at December 31, 2019 and 2018, respectively.

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

Income (loss) from continuing operations consists of the following:

	For the Year Ended December 31,
	2019	2018
US operations	$(2,562,960)	$(3,345,925)
Foreign operations	(131,704)	(361,522)
	$(2,694,664)	$(3,707,447)

The provision for income taxes charged to continuing operations is $0 for all periods presented.

Deferred tax assets (liabilities) were comprised of the following as of the periods presented below:

	As of December 31,
	2019	2018
Deferred tax assets:
Operating loss carryforwards	$36,449,000	$35,706,000
Accrued expenses	5,940,000	5,953,000
Tax credit carryforwards	4,017,000	3,951,000
Intellectual property	4,049,000	3,996,000
Equipment	71,000	110,000
Total deferred tax assets	50,526,000	49,716,000
Deferred tax liabilities:	—	—
Net deferred tax asset	50,526,000	49,716,000
Valuation allowance	(50,526,000)	(49,716,000)
	$—	$—

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate of 21% for the year ended December 31, 2019 and December 31, 2018, to the pretax loss from continuing operations as a result of the following differences:

	For the Year Ended December 31,
	2019	2018
Tax at the U.S. statutory rate	$(566,000)	$(779,000)
Change in value of warrant liability	(15,000)	(202,000)
Valuation allowance	581,000	981,000
Other	—	—
	$—	$—

At December 31, 2019, the Company had U.S. federal net operating loss carryforwards of approximately $146.7 million, of which $139.7 million begins to expire if not utilized by 2023, and $7.0 million, which has no expiration, and approximately $4.2 million of tax credit carryforwards which begin to expire if not utilized by 2024. The Company also has state net operating loss carryforwards of approximately $92.6 million, which begin to expire if not utilized by 2027 and state tax credit carryforwards of approximately $0.3 million, which begin to expire if not utilized by 2022. The purchase of 6,459,948 shares of common stock by Mr. Davidovich on July 9, 2015 resulted in Mr. Davidovich owning 60.2% of the Company, at that time. We therefore believe it highly likely that this transaction will be viewed by the U.S. Internal Revenue Service as a change of ownership as defined by Section 382 of the Internal Revenue Code. Consequently, our ability to utilize approximately $124.8 million of U.S. federal net operating loss carryforwards, $3.65 million of U.S. tax credit carryforwards, approximately $73.4 million of state net operating loss carryforwards, and $324,000 of state tax credit carryforwards, all of which occurred prior to July 9, 2015, are limited. As such, a significant portion of these carryforwards will likely expire before they can be utilized, even if the Company is able to generate taxable income that, except for this transaction, would have been sufficient to fully utilize these carryforwards.

ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including the Company's past and anticipated future performance, the reversal of deferred tax liabilities, length of carry-back and carry-forward periods and the implementation of tax planning strategies. Based on all available evidence, management has determined that a full valuation allowance was necessary at December 31, 2019 and 2018.

The Company files U.S. federal income tax returns, along with various state and foreign income tax returns. All federal, state and foreign tax returns for the years ended December 31, 2018, 2017 and 2016 are still open for examination.

The following presents a roll-forward of the unrecognized tax benefits and the associated interest and penalties:

	Unrecognized Tax Benefits	Interest and Penalties
Balance at January 1, 2018	$493,000	$—
Deferred tax position	11,000	—
Balance at December 31, 2018	504,000	—
Deferred tax position	6,000	—
Balance at December 31, 2019	$510,000	$—

8. Employee Benefit Plan

CBLI maintains an active defined contribution retirement plan for its employees, referred to herein as the Benefit Plan. All employees satisfying certain service requirements are eligible to participate in the Benefit Plan. The Company makes matching cash contributions each payroll period, up to 4% of employees’ salaries. The Company’s expense relating to the Benefit Plan was $33,235 and $39,794 for the years ended December 31, 2019, and 2018, respectively.

9. Commitments and Contingencies

The Company has entered into various agreements with third parties and certain related parties in connection with the research and development activities of its existing product candidates as well as discovery efforts on potential new product candidates. These agreements include fixed obligations to sponsor research and development activities, make minimum royalty payments for licensed patents and pay additional amounts that may be required upon the achievement of scientific, regulatory and commercial milestones, including milestones such as the submission of an IND to the FDA and the first commercial sale of the Company’s products in various countries. As of December 31, 2019 the Company is uncertain as to whether any of these contingent events will become realized. There were no milestone payments or royalties on net sales accrued for any of these agreements as of December 31, 2019 and 2018.

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

As of December 31, 2019, the Company had unconditional purchase obligations totaling $23,650 for goods and services, substantially all of which the Company anticipates to incur during 2020.  In addition, revenue loss contingencies totaling $544,000 related to deposits paid to a supplier in support of our JWMRP contract which the Company will be responsible for repaying if an agreement is not reached with the supplier to return the payment. This item is presented in the liabilities section of the Company's Balance Sheet as an increase in Accrued Expenses. This item is presented in the Other income (expense) section of the Company's Consolidated Statement of Operations as an increase in Interest and other income (expense)

The Company is in the midst of discussions with the Department of Defense regarding cost overruns experienced on certain governmental contracts.  The Company has received reimbursement from the Department of Defense for these overruns, and anticipates that the overruns will be eligible for application against cost under-spending on other tasks under the government contract.  However, given that these discussions remain on-going and have not been resolved as of the date of our required filing of our Form 10-K, there remains uncertainty as to the ultimate resolution of this matter.  Should this matter ultimately be resolved unfavorably to the Company, there is exposure to refund revenues previously received and recorded in the amount of $472,310, plus the potential for penalties and interest.

Operating Leases

The Company leases laboratory facilities and office facilities at various locations. The Company recognizes rent expense on a straight-line basis over the term of the related operating leases. For the years ended December 31, 2019 and 2018, total rent expense related to the Company’s operating leases was $202,891 and $398,346, respectively.

As of December 31, 2019, the Company has $7,306 in future minimum payments under operating leases. In addition, the Company has operating leases on a month to month basis.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Vice President of Finance (performing the functions of the Company's principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), as of December 31, 2019. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Vice President of Finance (performing the functions of the Company's principal executive officer and principal financial officer) concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Vice President of Finance (performing the functions of the Company's principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure due to the material weakness described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Vice President of Finance (performing the functions of the Company's principal executive officer and principal financial officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019 due to the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified material weaknesses in our accounting for revenue transactions. Specifically, the Company does not have adequate controls in place to monitor revenue recognition with respect to specific elements of contracts. In addition, controls to prevent or detect material misstatements on a timely basis related to contract compliance and proper revenue recognition are not operating effectively.

As of the date of this annual report on Form 10-K, we have found that these errors did not, individually or in the aggregate, result in a material misstatement of our consolidated financial statements and disclosures as of and for the year ended December 31, 2019, nor in any material misstatements of consolidated financial statements previously reported by the Company.  However, the Company is in the midst of discussions with the DoD regarding cost overruns experienced on certain of its contracts with the DoD. The Company received reimbursement from the DoD for these overruns, and anticipates that the overruns will be eligible for application against cost under-spending on other tasks under the same contracts.  Given that these discussions remain on-going and have not been resolved as of the date of this annual report, there remains uncertainty as to the ultimate resolution of this matter. Should this matter ultimately be resolved unfavorably to the Company, the Company may be required to refund revenues previously received and recorded, which could result in us concluding that certain of our previously issued interim or annual financial statements contained misstatements. Accordingly, our management determined that these control deficiencies constitute material weaknesses.

Until such time as we have implemented stronger internal controls and procedures, there are no assurances that the material weaknesses in our internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements. The audit committee of the board of directors of the Company and management are currently evaluating the means by which the Company will work to remediate the above material weaknesses.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management and Corporate Governance" and "Delinquent Section 16(a) Reports" (if applicable) in our Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Officer and Director Compensation" in our Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Certain Relationships and Related Person Transactions" and "Management and Corporate Governance" in our Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Independent Registered Public Accounting Firm" in our Proxy Statement for the 2020 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Financial Statements, included in Part II, Item 8. "Financial Statements and Supplementary Data":
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Operations for the years ended December 31, 2019 and 2018
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018
Consolidated Statement of Stockholders’ Equity as of December 31, 2019 and 2018
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
4.1

Form of Series A Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 15, 2014).Amendment to Second Amended and Restated By-Laws of Cleveland BioLabs, Inc. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 18, 2015).

4.2

Amendment to Series A Common Stock Purchase Warrant, dated September 4, 2014, by and between Cleveland BioLabs, Inc.,Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (Incorporated by reference to Exhibit 4.1 and Exhibit 4.2 to Form 8-K filed on September 8, 2014).

Exhibit No.	Identification of Exhibit
4.3	Form of Series A Warrant to Purchase Common Stock, as amended to date (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on February 9, 2015).
4.4	Description of Registrant's Securities
10.1

Registration Rights Agreement, dated February 4, 2015, by and among Cleveland BioLabs, Inc. and the Purchasers set forth therein (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 9, 2015).

10.2	Securities Purchase Agreement dated June 24, 2015 by and between Cleveland BioLabs, Inc. and David Davidovich (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 24, 2015).
10.3	Registration Rights Agreement dated June 24, 2015 by and between Cleveland BioLabs, Inc. and David Davidovich (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 24, 2015).
10.4	Registration Rights Agreement dated June 24, 2015 by and between Cleveland BioLabs, Inc. and David Davidovich (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 24, 2015).
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

10.17†	Award/Contract W81XWH-15-C-0101 dated September 1, 2015 issued by USA Med Research ACQ Activity (Incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 9, 2015).
10.18†	Award/Contract W81XWH-15-1-0570 dated September 30, 2015 by issued by USA Med Research ACQ Activity (Incorporated by reference to Exhibit 10.5 to Form 10-Q filed on November 9, 2015).
10.19†	Award/Contract W81XWH-15-C-0101 modification dated October 4, 2016 issued by USA Med Research ACQ Activity (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 14, 2016.
10.20†	Award/Contract W81XWH-15-C-0101 modification dated September 14, 2017 issued by USA Med Research ACQ Activity (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 14, 2017.

Exhibit No.	Identification of Exhibit
10.21	Award/Contract W81XWH-15-0101 modification dated February 28, 2019 issued by USA Med Research ACQ Activity (Incorporated by reference to Exhibit 10.1 to Form 10-Q Filed on May 15, 2019).
10.22	Award/Contract W81XWH-15-0101 modification dated March 18, 2020 issued by USA Med Research ACQ Activity
10.23	Royalty Agreement dated April 29, 2015 by and between Cleveland BioLabs, Inc. and Incuron LLC (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 4, 2015).
10.24	Master Services Agreement, dated June 1, 2010, between Incuron, LLC and Cleveland BioLabs, Inc. (Incorporated by reference to Exhibit 10.3 to Form 10-K filed on February 22, 2017).
10.25	Master Development Agreement, dated July 1, 2010, between Incuron, LLC and Cleveland BioLabs, Inc. (Incorporated by reference to Exhibit 10.31 to Form 10-K filed on February 22, 2017).
10.26*	Employment Agreement dated July 9, 2015 by and between Cleveland BioLabs, Inc. and Langdon Miller (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 10, 2015).
10.27*	Employment Agreement dated July 9, 2015 by and between Cleveland BioLabs, Inc. and Andrei Gudkov (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on July 10, 2015).
10.28*	Employment Agreement dated July 9, 2015 by and between Cleveland BioLabs, Inc. and Yakov Kogan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 10, 2015).
10.29*	Cleveland BioLabs, Inc. Equity Incentive Plan (Incorporated by reference to Appendix A to Proxy Statement on Schedule 14A filed on April 1, 2008).
10.30*	First Amendment to Cleveland BioLabs, Inc. Equity Incentive Plan (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on June 9, 2010).
10.31*	Second Amendment to Cleveland BioLabs, Inc. Equity Incentive Plan (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on June 15, 2012).
10.32*	Third Amendment to Cleveland BioLabs, Inc. Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 17, 2015).
10.33*	Form of Stock Award Grant Agreement (Incorporated by reference to Exhibit 99.2 to Form 8-K filed on June 15, 2012).
10.34*	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 99.3 to Form 8-K filed on June 15, 2012).
10.35*	Cleveland BioLabs, Inc. 2013 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 20, 2013).
10.36*	First Amendment to Cleveland BioLabs, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 17, 2015).
10.37*	2012 Long-term Executive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 15, 2012).
10.38*	Severance Benefit Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 13, 2014).
10.39*	Cleveland BioLabs, Inc. Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 1, 2018).
10.40	License Agreement, dated as of August 6, 2018, between Cleveland BioLabs, Inc. and Genome Protection, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 10, 2018).
10.41	Assignment Agreement, dated as of August 6, 2018, between Cleveland BioLabs, Inc. and Genome Protection, Inc. (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 10, 2018).
10.42

Simple Agreement for Future Equity, dated as of August 10, 2018, among Genome Protection, Inc., Norma Investments Limited, Cleveland BioLabs, Inc. and Everon Biosciences, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 14, 2018).

10.43

Director Designation Agreement, dated as of August 10, 2018, among Genome Protection, Inc., Everon Biosciences, Inc., Cleveland BioLabs, Inc. and Norma Investments Limited (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 14, 2018).

21.1	Subsidiaries
23.1	Consent of Meaden & Moore, Ltd.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Christopher Zosh
32.1	Section 1350 Certification.
101.1

The following financial statements and supplementary data are filed as a part of this annual report on Form 10-K for the quarter and year ended December 31, 2019: (i) Consolidated Balance Sheets at December 31, 2019 and 2018; (ii) Consolidated Statements of Operations for years ended December 31, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Loss for years ended December 31, 2019 and 2018; (iv) Consolidated Statement of Stockholders’ Equity for years ended December 31, 2019 and 2018; (v) Consolidated Statements of Cash Flows for years ended December 31, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements as blocks of text.

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

CLEVELAND BIOLABS, INC.

Dated:	April 14, 2020	By:	/s/CHRISTOPHER ZOSH
Christopher Zosh
Vice President of Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Christopher Zosh	Vice President of Finance (Principal Executive Officer and Principal Financial Officer)	April 14, 2020
Christopher Zosh

/S/ Lea Verny	Director	April 14, 2020
Lea Verny

/S/ Randy Saluck	Director	April 14, 2020
Randy Saluck

/S/ Alexander Andryushechkin	Director	April 14, 2020
Alexander Andryushechkin

/S/ Anna Evdokimova	Director	April 14, 2020
Anna Evdokimova

/S/ Ivan Fedyunin	Director	April 14, 2020
Ivan Fedyunin

/S/ Daniil Talyanskiy	Director	April 14, 2020
Daniil Talyanskiy