Form 10-K/A
period 2019-12-31
CLEVELAND BIOLABS INC
filed 2020-04-29
CIK 1318641

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, June 28, 2019, was $16,382,447. There were 11,403,239 shares of common stock outstanding as of April 15, 2020.

EXPLANATORY NOTE

Cleveland Biolabs, Inc. (which may be referred to herein as “we,” “us,” “our” or the “Company”) is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 to include information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This information was previously omitted from our original filing of our Annual Report on Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year end. The Company is filing this Amendment No. 1 to include the Part III information in its Form 10-K because the Company does not expect to file a definitive proxy statement containing this information before that date.

 This Amendment No. 1 to Form 10-K amends and restates Items 10 through 14 and amends and supplements Item 15 of the Annual Report on Form 10-K we filed on April 15, 2020 (the “Original Form 10-K”), and deletes the reference on the cover of the Original Form 10-K to the incorporation by reference to portions of the definitive proxy statement with respect to our Annual Meeting of Stockholders for 2020 into Part III of the Original Form 10-K. Except as expressly set forth herein, this Amendment No. 1 does not reflect events occurring after the date that the Original Form 10-K was filed or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. In addition, in connection with the filing of this Form 10-K/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we are including certain currently dated certifications. The remainder of the Original Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2020 remains unchanged.

Cleveland BioLabs, Inc.

Form 10-K/A

For the Fiscal Year Ended December 31, 2019

PART III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT AND CORPORATE GOVERNANCE

The Board of Directors

Set forth below are the names of all of our directors, their ages, their offices in the Company, if any, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years. Additionally, we have set forth below information about the specific experience, qualifications, attributes or skills that led our board of directors (our “Board”) to conclude at the time of each person’s nomination for election that such individual should serve as a director. There are no family relationships between or among any director or executive officer.

Name	Age	Position with the Company
Alexander Andryuschechkin (1)	36	Director
Anna Evdokimova	44	Director
Ivan Fedyunin	32	Director
Randy S. Saluck (1)	54	Director
Daniil Talyanskiy	35	Director
Lea Verny (1)	54	Chair of the Board
(1)	Member of the Audit Committee

Alexander Andryuschechkin. Mr. Andryushechkin was appointed to the Company’s Board to fill a vacancy in July 2016. He currently serves as the Chief Financial Officer and a board member of Generium JSC, a private biotech pharmaceutical manufacturing company based in the Russian Federation. He also currently serves as the Chief Financial Officer of IBC Generium LLC, a private pharmaceutical research and development company based in the Russian Federation. He has served as a board member of Affitech A/S and Kirov Plasma JSC since 2017. From 2012 to 2016, Mr. Andryushechkin was the Head of Finance of ASG LLC, a manufacturing company, where he was responsible for corporate finance and investment management. From 2010 to 2016, Mr. Andryushechkin was a member of the board of Festival City LLC, a real estate development company, where he focused on business development activities. From 2012 to 2014, Mr. Andryushechkin was Chairman of the Board ASTOR CJSC, where he focused on financial management. Mr. Andryushechkin graduated from the Omsk State University with a Master’s Degree in Economics in 2005 and a post-graduate degree in Economics and Management in 2008. Mr. Andryushechkin’s experience in corporate finance and financial management, including investment management and business valuation, make him an important asset to our Board.

Anna Evdokimova. Ms. Evdokimova was appointed to the Company’s Board in 2015. Ms. Evdokimova has served as Venture Capital Investment Director of Millhouse LLC, an asset management company, since May 2015 and served as the Deputy Head of Corporate Finance from 2006 to May 2015. She also has served on the board of directors of Russia Forest Product since 2008, on the board of directors of Novotalk since 2015, on the board of directors of Anyclip Ltd since 2015, on the board of directors of Storedot since 2016, and on the board of directors of each of SaferPlace, Oncotartis Inc., and Incuron Inc. since 2018. From 2002 to 2004, Ms. Evdokimova worked as the Head of Corporate Finance of a major Russian oil and gas company, Slavneft. In 1998, Ms. Evdokimova joined Russian-listed oil major Sibneft and served as Head of Export Finance through 2002. Ms. Evdokimova holds a Bachelor’s degree from Moscow State Linguistic University and a Master’s of Business Administration in finance from Fordham University. Ms. Evdokimova was originally appointed to our Board, and was subsequently selected as a director nominee in each successive election thereafter, under the terms of the Davidovich Purchase Agreement (as defined below) with Mr. Davidovich, our majority stockholder, which granted to him the right to designate a majority of the nominees who stand for election to our Board, subject to the terms and conditions of the Davidovich Purchase Agreement. Ms. Evdokimova’s experience in international finance, particularly with respect to entities operating within the Russian Federation, make her an important asset to our board.

Ivan Fedyunin. Mr. Fedyunin was appointed to the Company’s Board to fill a vacancy in August 2018. Since 2017, he has served as an expert in healthcare and life science investments at Millhouse LLC, an asset management company, where his responsibilities include evaluating companies for investment consideration and portfolio management. From October 2014 through April 2017, Mr. Fedyunin served as R&D director of Pharmapark LLC, a private Russian pharmaceutical company, where his responsibilities included the supervision of the research and development department. From February 2013 through April 2017, he was a chief operating officer of Promogen-Mab LLC, a drug development company, where he supervised research and development and had a senior management role. Since June of 2017, Mr. Fedyunin has served on the boards of directors of Melcap Systems Ltd., BroadQ Technologies Limited, Vigorous Solutions Ltd., and Ocular Discovery Ltd., each of which is a private company in the medical device, biopharmaceutical or pharmaceutical space based in the State of Israel. In 2012, Mr. Fedyunin earned his PhD degree in biochemistry from Potsdam University, Germany while working at both Potsdam University and Max Planck Institute of Colloids and Interfaces. Mr. Fedyunin graduated from the Moscow State University, Russia with a major in biochemistry in 2008. Mr. Fedyunin was originally appointed to our Board, and was subsequently selected as a director nominee in each successive election thereafter, under the terms of the Davidovich Purchase Agreement with Mr. Davidovich, our majority stockholder, which granted to him the right to designate a majority of the nominees who stand for election to our Board, subject to the terms and conditions of the Davidovich Purchase Agreement. Mr. Fedyunin’s experience in portfolio management makes him an important asset to our Board.

Randy S. Saluck. J.D., MBA, Mr. Saluck previously served as one of our directors from May 2013 until April 2016 and was subsequently reappointed to the Board in July 2016 to fill a vacancy. Since 2017, Mr. Saluck has been the Chief Executive Officer and a Director of Libertas Funding LLC, a company focused on providing funding for small businesses. Since 2015, Mr. Saluck has been part-time Chief Financial Officer and General Counsel of Convexity Scientific, LLC., a private medical device company on whose board he served from February 2016 to October 2017 as a director. From 2005 to 2017, Mr. Saluck was the Managing Member of Mortar Rock Capital Management, LLC and the Portfolio Manager of Mortar Rock Capital LP, a value-oriented investment fund. Since 2014, Mr. Saluck has served as the Chief Strategic Officer of Accelerated Pharma, Inc., a company focused on genomic technology to develop drugs for oncology and other indications. From 2002 to 2005, Mr. Saluck was a portfolio manager at the investment fund of Meisenbach Capital, LP and, from 2000 to 2002, Mr. Saluck was a senior analyst at Tyndall Partners, LLC, which invested in value-oriented equities and distressed debt. From 1999 to 2000, Mr. Saluck was an analyst at Highfields Capital Management, LLC, where he was responsible for special situations and risk arbitrage. Prior thereto, Mr. Saluck was an investment banker focused on mergers and acquisitions involving a variety of industries at Salomon Brothers Inc. Before becoming an investment banker, Mr. Saluck was a corporate and securities attorney, working at Cahill Gordon & Reindel LLP and then Tenzer Greenblatt LLP. As an attorney, Mr. Saluck worked with numerous small capitalization companies assisting them in the execution of their financing and strategic plans. He received a Bachelor’s degree from the University of Pennsylvania, a Juris Doctor degree from the University of Virginia and an MBA from the Wharton School of the University of Pennsylvania with a concentration in finance and accounting. Mr. Saluck currently serves on the board of directors of the Connecticut Region of the Anti-Defamation League. Mr. Saluck provides our board with stockholder perspective and experience in public finance and investor relationships.

Daniil Talyanskiy. Mr. Talyanskiy was appointed to the Company’s Board in July 2016 to fill a vacancy. He has served as the First Deputy CEO and Chief Business Officer of IBC Generium LLC, a private pharmaceutical research and development company based in the Russian Federation, since 2011. Since 2017, Mr. Talyanskiy has served as a board member of Generium JSC, a private biotech pharmaceuticals manufacturing company based in the Russian Federation for which he has also served as First Deputy CEO since 2013. He has also served as a Board Member of Affitech A/S and Oncotartis Inc. since 2017. He was also a member of the Supervisory Board of co.don AG (CNWKk.DE), a regenerative pharmaceuticals manufacturing company from 2015 to 2016. Prior to joining IBC Generium LLC, from 2008 to 2011, Mr. Talyanskiy was the Head of Corporate University in UIC Oboronprom JSC. From 2006 to 2008, Mr. Talyanskiy worked in various investment companies as an Investment Manager. Mr. Talyanskiy graduated from the Togliatti Academy of Management with a Master’s Degree in Management in 2007. Mr. Talyanskiy's experience in business development of pharmaceuticals make him an important asset to our Board.

Lea Verny. Ms. Verny was first elected to the Company’s Board in April 2016 and has served as board chair since July 2016. She has collaborated with London-based SP Angel Corporate Finance LLP on a variety of projects including private equity, corporate finance and advisory, and project finance, since 2008. Prior to that, Ms. Verny served as a private banker with Banque Pictet, Switzerland. From 2001 to 2007, Ms. Verny was a Director in Corporate Finance and Advisory of HSBC Bank plc in London and served as a Head of Investment Banking with HSBC Bank in Russia. From 1997 to 2001, Ms. Verny was a representative of the HSBC Investment Bank plc in Russia. From 1995 to 1997, Ms. Verny had established and served as a Director of the Russian European Center for Economic Policy, the European Commission's TACIS Program's funded organization that, through teams of Western experts, provided economic policy advice to Russian authorities. Since December 2016, Ms. Verny has served as a director for Zoltav Resources, Inc., a Russian-focused oil and gas exploration and production company. Ms. Verny holds a Bachelor's degree in Statistics and International Relations from the Hebrew University in Jerusalem as well as a Master in Business Administration Degree from INSEAD in France. Ms. Verny was originally selected as a nominee for election to our Board, and was subsequently selected as a director nominee in each successive election thereafter, under the terms of the Davidovich Purchase Agreement with Mr. Davidovich, our majority stockholder, which granted to him the right to designate a majority of the nominees who stand for election to our Board, subject to the terms and conditions of the Davidovich Purchase Agreement. Ms. Verny's international banking experience makes her an important asset to our Board and Audit Committee.

Executive Officers

The following table sets forth certain information regarding our executive officers. The Board elects officers annually and such executive officers serve at the discretion of the Board. There are no family relationships between or among any of our directors or executive officers.

Name	Age	Position
Langdon Miller, MD	66	President
Andrei Gudkov, Ph.D., D. Sci.	63	Chief Scientific Officer
Christopher Zosh	44	Interim Principal Executive Officer and Principal Financial Officer; Vice President of Finance

Langdon L. Miller, MD. Dr. Miller has been our President and Chief Medical Officer since 2015. He previously served as a strategic adviser to the Company beginning in 2014. Dr. Miller has maintained a drug development consultancy, Sound Clinical Solutions, SP, located in Seattle, WA since 2013 and has served as a consulting Chief Medical Officer to Oncternal Therapeutics, Inc., located in San Diego, CA, since August 2016. Dr. Miller has served on the board of Dunn Gardens, a private, not-for-profit organization, since 2013 and was appointed to the board of Swedish Club, a private, not-for-profit organization in April of 2019. Since April 2018, Dr. Miller has also served as Executive Vice President and Chief Medical Officer of VelosBio Inc., a private biopharmaceutical company. Dr. Miller has more than 25 years of experience in the design and conduct of translational and clinical drug development programs in oncology (both in hematological and solid tumors) and orphan diseases (including cystic fibrosis, muscular dystrophy, and hemophilia). He has worked in all phases (phase 1-4) of drug development, from first-in-human studies through pivotal registration-directed trials to medical affairs programs and has filed multiple INDs, CTAs, NDAs and orphan drug applications. Dr. Miller played major roles in the development of filgrastim and sargramostim, in the regulatory approvals of irinotecan, exemestane, epirubicin, dexrazoxane, sunitinib, and idelalisib in several cancers, and in validating new endpoints for Duchenne muscular dystrophy and cystic fibrosis. He has extensive experience in the generation, analysis, presentation, and justification of drug development programs before regulatory authorities, advisory committees, investigators, investors, and business development partners. He has authored over 100 regulatory documents and publications. Dr. Miller has held leadership positions in government and in large and small biopharmaceutical companies. He was a Senior Investigator at the National Cancer Institute from 1989 to 1995 before transitioning to industry at the Pharmacia Corporation, where he held positions of increasing responsibility from 1995 to 2003, eventually heading oncology drug development there as Clinical Vice President, Global Clinical Research. He built the clinical development team at PTC Therapeutics where he was Chief Medical Officer from 2003 to 2010 before moving to Calistoga Pharmaceuticals as Executive Vice President of Research and Development from 2010 to 2011. Upon Calistoga’s acquisition by Gilead Sciences, he became Vice President of Clinical Research Oncology at Gilead Sciences from 2011 to 2013. He holds a Doctorate of Medicine from Northwestern University and completed his residency in internal medicine at the University of Minnesota and an oncology fellowship at Stanford University.

Andrei Gudkov, Ph.D., D. Sci. Dr. Gudkov has served as our Chief Scientific Officer since our inception in June 2003 and served as a director from our inception in June 2003 until April 2016. Since 2007, Dr. Gudkov has served as Senior Vice President of Basic Science and Chairman of the Department of Cell Stress Biology at Roswell Park Cancer Institute. He also serves as a Director for Everon Biosciences, Inc., Oncotartis Inc., Incuron Inc., and Chief Science Officer of Genome Protection, Inc., an anti-aging drug development company jointly owned by the Company. From 2001 to 2007, he was Chairman of the Department of Molecular Biology at the Lerner Research Institute at the Cleveland Clinic and Professor of Biochemistry at Case Western Reserve University. Prior to this, he was a tenured faculty member in the Department of Molecular Genetics at the University of Illinois at Chicago, where his lab concentrated on the development of new functional gene discovery methodologies and the identification of new candidate cancer treatment targets. Before immigrating to the United States in 1990, Dr. Gudkov worked at The National Cancer Research Center in Moscow, where he led a broad research program focused on virology and cancer drug resistance. Dr. Gudkov holds a Ph.D. and D. Sci. Degree in Experimental Oncology from the Cancer Research Center (Moscow, Russia).

Christopher Zosh has served as Vice President of Finance of the Company since January 1, 2019 and in December 2019, was designated by our Board as our interim principal executive officer and principal financial officer. Prior to that, he served as Acting Finance Director of the Company, from July 2017 through December 2018, and Senior Accountant, from June 2014 through June 2017, where his responsibilities have included overseeing the Company’s internal accounting and financial reporting functions. Since July 1, 2017, he has also served on the board of directors of Panacela Labs, Inc., a joint venture between the Company and Joint Stock Company “Rusnano,” a Russian investment fund, in which the Company holds a 66.77% equity interest. Prior to joining the Company, Mr. Zosh held several positions over his fourteen-year career with Sodexo, a facilities management and food service company to schools, universities, hospitals, senior living communities, venues and other vital industries, the most recent of which was Financial Accounting Analyst. In addition, Mr. Zosh served as an Orthopedic Specialist in the United States Army Reserves. He holds a bachelor’s degree in business administration with a concentration in accounting from the State University of New York at Buffalo.

Code of Ethics for Senior Executives and Financial Officers, Code of Business Conduct and Ethics for Directors and Code of Conduct

The Board has adopted a Code of Ethics for Senior Executives and Financial Officers that is specifically applicable to executive officers and senior financial officers, including our principal executive officer and principal financial officer. Additionally, the Board has adopted the Code of Business Conduct and Ethics for Directors that is specifically applicable to our directors. Both the Code of Ethics for Senior Executives and Financial Officers and the Code of Business Conduct and Ethics for Directors are posted on our website, www.cbiolabs.com, under the link “Investors” and the section therein titled “Corporate Governance.” We have also adopted a Code of Conduct in order to promote honest and ethical conduct and compliance with the laws and governmental rules and regulations to which we are subject. The Code of Conduct is applicable to all of our employees, officers and directors, and is posted on our website, www.cbiolabs.com, under the link “Investors” and the section therein titled “Corporate Governance.” The Company intends to satisfy the requirement to disclose any amendment to, or waivers from, a provision of its code of ethics by posting such information at this same website.

Audit Committee

Our Company has a separately designated standing audit committee (the “Audit Committee”). Our Audit Committee met four times during fiscal year 2019. This committee currently has three members, Messrs. Saluck (Chair) and Andryuschechkin and Ms. Verny.

The Board has determined that Mr. Saluck is an “audit committee financial expert,” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K.

The Audit Committee generally has direct responsibility and oversight for our accounting policies and internal controls, financial reporting practices, and legal and regulatory compliance. More specifically, the Audit Committee is responsible for reviewing and discussing the annual audited financial statements and disclosures with management and our independent auditor; reviewing the financial statements and disclosures provided in our quarterly and periodic reports with management and the independent auditor; and overseeing the external audit coverage, including appointment and replacement of the independent auditor and pre-approval of all audit and non-audit services to be performed by the independent auditor.

Item 11. Executive Compensation

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table shows the total compensation paid or accrued during the last two fiscal years ended December 31, 2019 and 2018 to our (1) President, (2) Chief Science Officer, (3) Vice President of Finance, and (4) former Chief Executive Officer.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)		Total ($)
Langdon L. Miller	2019	73,725	—		77,625
President	2018	119,550	—		119,550
Andrei Gudkov	2019	66,138	—		66,138
Chief Science Officer	2018	110,941	—		110,941
Christopher Zosh	2019	92,463	11,031		103,494
Vice President of Finance*	2018	73,031	9,161		82,192
Yakov Kogan	2019	264,323	50,607	(1)	314,930
Former Chief Executive Officer*	2018	276,000	10,800		286,800

* Following Dr. Kogan’s resignation, which became effective as of December 13, 2019, Christopher Zosh was designated by the Board as interim Principal Executive Officer and Principal Financial Officer on December 13, 2019.

(1)     Includes accrued time off that Dr. Kogan was compensated for upon his resignation.

Narrative Disclosure to Summary Compensation Table

Langdon L. Miller, MD

On July 9, 2015, the Company entered into an employment agreement with the Company’s President and Chief Medical Officer, Langdon Miller, MD (the “Miller Agreement”). Pursuant to the terms of the Miller Agreement, Dr. Miller will serve as the Company’s President and Chief Medical Officer until the earlier of July 9, 2020 or his termination pursuant to the terms of the agreement. Under the Miller Agreement, Dr. Miller will be classified as an hourly exempt employee and will receive an initial base salary of $300,000, which is subject to review by the Board (or a committee thereof) in its sole discretion, but may not be decreased other than in the instance of an across-the-board salary reduction affecting all executive officers of the Company. In the event Dr. Miller works more than 1,000 hours during any annual period, upon approval by the Company, Dr. Miller shall thereafter be paid an hourly rate of $350 per hour for work conducted for the remainder of the year. Additionally, Dr. Miller shall be eligible to participate in the Company’s Annual Executive Bonus Plan based on a base pay rate equal to 50% of Dr. Miller’s base salary, subject to the terms and conditions of such plan, as revised from time to time. The Company is required to reimburse Dr. Miller for all reasonable business expenses incurred by him in performing the services under the Miller Agreement.

If Dr. Miller’s employment is terminated by the Company for reason other than death, Disability or Cause, or Dr. Miller resigns for Good Reason (each as defined in the Miller Agreement), then Dr. Miller will be entitled to continuing payments of his base salary in effect immediately preceding the date of termination for a period of twelve (12) months (the “Severance Period”). Additionally, Dr. Miller’s issued and outstanding options will continue to vest according to their established schedules throughout the Severance Period, and all vested options will remain exercisable throughout the Severance Period, but in no event later than the expiration date of such options. If Dr. Miller is terminated by the Company for reason other than death, Disability or Cause, or Dr. Miller resigns for Good Reason, in either case within twelve (12) months following a Change in Control (as defined in the Company’s Equity Incentive Plan), then, in addition to receiving the severance benefits described above, Dr. Miller’s issued and outstanding options will become immediately vested and will remain exercisable through the Severance Period, but in no event later than the expiration date of such options.

Andrei Gudkov, Ph.D., D. Sci.

On July 9, 2015, the Company entered into an employment agreement with the Company’s Chief Science Officer, Andrei Gudkov, Ph.D., D. Sci. (the “Gudkov Agreement”). Pursuant to the terms of the Gudkov Agreement, Dr. Gudkov will serve as the Company’s Chief Science Officer until the earlier of July 8, 2020 or his termination pursuant to the terms of the agreement. Under the Gudkov Agreement, Dr. Gudkov will receive an initial base salary of $110,941, which is subject to review by the Board (or a committee thereof) in its sole discretion, but may not be decreased other than in the instance of an across-the-board salary reduction affecting all executive officers of the Company. Additionally, Dr. Gudkov shall be eligible to participate in the Company’s Annual Executive Bonus Plan based on a base pay rate equal to 2x of Dr. Gudkov’s base salary, subject to the terms and conditions of such plan, as revised from time to time. The Company is required to reimburse Dr. Gudkov for all reasonable business expenses incurred by him in performing the services under the Gudkov Agreement.

If Dr. Gudkov’s employment is terminated by the Company for reason other than death, Disability or Cause, or Dr. Gudkov resigns for Good Reason (each as defined in the Gudkov Agreement), then (i) Dr. Gudkov will be entitled to continuing payments of his base salary for a period of twelve (12) months (the “Severance Period”), which base salary shall equal the greater of (y) Dr. Gudkov’s base salary in effect immediately preceding the date of termination and (z) $138,677. Additionally, Dr. Gudkov’s issued and outstanding options will continue to vest according to their established schedules throughout the Severance Period, and all vested options will remain exercisable throughout the Severance Period, but in no event later than the expiration date of such options. If Dr. Gudkov is terminated by the Company for reason other than death, Disability or Cause, or Dr. Gudkov resigns for Good Reason, in either case within twelve (12) months following a Change in Control (as defined in the Company’s Equity Incentive Plan), then, in addition to receiving the severance benefits described above, Dr. Gudkov's issued and outstanding options will become immediately vested and will remain exercisable through the Severance Period, but in no event later than the expiration date of such options.

Christopher Zosh

On December 13, 2019, the Company appointed Christopher Zosh, who was serving in the capacity of Vice President of Finance, to serve as the Company’s interim principal executive officer, principal financial officer and principal accounting officer while the Company’s board of directors continues its search for a permanent Chief Executive Officer. Mr. Zosh succeeds Yakov Kogan, whose resignation as Chief Executive Officer became effective on December 13, 2019.

Mr. Zosh is currently an at-will employee of the Company, and as such, is eligible to participate in the Company’s plans and arrangements that do not discriminate in scope, terms or operation in favor of executive of officers or directors and that are generally available to all salaried employees of the Company. There were no immediate changes to Mr. Zosh’s compensation package in connection with his designation as principal executive officer, principal financial officer and principal accounting officer. His current base annual salary is $115,000

Yakov Kogan, Ph.D., MBA

On July 9, 2015, the Company entered into an employment agreement with the Company’s Chief Executive Officer, Yakov Kogan, Ph.D., MBA (the “Kogan Agreement”). Pursuant to the terms of the Kogan Agreement, Dr. Kogan was to serve as the Company’s Chief Executive Officer until the earlier of July 9, 2020 or his termination pursuant to the terms of the agreement. Under the Kogan Agreement, Dr. Kogan was entitled to receive an initial base salary of $276,000, which was subject to review by the Board (or a committee thereof) in its sole discretion, but could not be decreased other than in the instance of an across-the-board salary reduction affecting all executive officers of the Company. Additionally, Dr. Kogan was eligible to participate in the Company’s Annual Executive Bonus Plan based on a base pay rate equal to the greater of (y) Dr. Kogan’s base salary on the date the annual bonus was measured (i.e. the last day of the year) and (z) $345,000, subject to the terms and conditions of such plan, as revised from time to time. The Company was required to reimburse Dr. Kogan for all reasonable business expenses incurred by him in performing the services under the Kogan Agreement.

As a result of his resignation without Good Reason (defined in the Kogan Agreement) on December 13, 2020, Dr. Kogan was entitled to unpaid Base Salary through the date of his resignation and payment of his accrued paid time off.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options outstanding on the last day of the fiscal year ended December 31, 2019, including both awards subject to performance conditions and non-performance-based awards, to each of the executive officers named in the Summary Compensation Table. There were no stock option exercises by any of our named executive officers during the fiscal year ended December 31, 2019. There were no outstanding stock awards that were not then exercisable to the executive officers named in the Summary Compensation Table on the last day of the fiscal year ended December 31, 2019. All balances shown in the table below have been adjusted to account for the 1:20 reverse split of the Company’s common stock that was effected on January 28, 2015. All awards are fully vested.

		Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date
Langdon L. Miller	10,000	3.00	5/4/2025
Andrei Gudkov	6,250	3.20	4/22/2025
	7,500	13.60	3/13/2024
	4,203	30.80	5/12/2023
	2,813	67.00	1/22/2022
	7,481	143.20	3/20/2021
	5,250	68.80	5/17/2020
Christopher Zosh	125	10.40	6/16/2024
	300	3.20	4/22/2025

Potential Payments upon Termination or Change-In-Control

Please reference the above section "Narrative Disclosure to Summary Compensation Table," for a description of potential payments upon termination or change-in-control for each of the executive officers named in the Summary Compensation Table. The severance payments and termination-related equity acceleration of each of the executive officers in the Summary Compensation Table are subject to his execution of a release of claims against us. In addition, each executive officer named in the Summary Compensation Table is subject to confidentiality restrictions at all times, as well as non-competition and non-solicitation restrictions, during his employment and for a period of 24 months thereafter.

Retirement Plans, Perquisites and Other Personal Benefits

Our executive officers are eligible to participate in the same group insurance and employee benefit plans as our other salaried employees. These benefits include medical, dental, vision, and disability benefits and life insurance.

We have adopted a tax-qualified employee savings and retirement plan, our 401(k) Plan, for eligible U.S. employees, including our named executive officers. Eligible employees may elect to defer a percentage of their eligible compensation in the 401(k) Plan, subject to the statutorily prescribed annual limit. We make matching contributions on behalf of all participants in the 401(k) Plan in an amount equal to the Safe Harbor limitation of up to 4% of salary. Matching contributions vest immediately and all employee contributions are at all times fully vested. We intend the 401(k) Plan, and the accompanying trust, to qualify under Sections 401(a) and 501 of the Internal Revenue Code so that contributions by employees to the 401(k) Plan, and income earned (if any) on plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that we will be able to deduct our contributions, if any, when made. The trustee under the 401(k) Plan, at the direction of each participant, may invest the assets of the 401(k) Plan in any of a number of investment options.

Director Compensation

Of the directors on our Board during fiscal 2019, Ms. Evdokimova and Messrs. Nechaev, Fedyunin and Persiyanov (collectively, the "Millhouse Directors") are each employees of Millhouse LLC, an asset management company of which Mr. Davidovich serves as the Chief Executive Officer. Ms. Evdokimova and Messrs. Fedyunin and Persiyanov were selected as director nominees under the terms of our securities purchase agreement with Mr. Davidovich, which grants him the right to designate a majority of the nominees who stand for election to our Board. Mr. Persiyanov resigned from our Board effective June 1, 2019. The Millhouse Directors are each paid employees of Millhouse LLC, and were employed by Millhouse LLC prior to the time of their original appointment or election to the Board. The Millhouse Directors, along with Messrs. Andryuschechkin and Talyanskiy, do not receive compensation for board service from the Company; however the remaining two board members do receive compensation for board service. The following is a description of the cash compensation arrangements under which the other directors are currently compensated for board and committee services.

Position	Annual Fee	Compensated Directors
Board Member	$30,000	Ms. Verny, Mr. Saluck
Board Chair	5,000	Ms. Verny
Audit Committee Chair	5,000	Mr. Saluck

In addition to annual cash compensation, the Company from time to time compensates members of the Board with equity in the form of options to purchase shares of our common stock. In 2019, the Company did not grant stock options to any member of the Board for services performed since our 2019 Annual Meeting. Each of our directors is also reimbursed for reasonable out-of-pocket expenses incurred in attending our board or board committee meetings.

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2019 to each of our directors by the Company.

Name	Paid or earned in cash ($)	Total ($)
Randy S. Saluck, J.D., MBA (1)	35,000	35,000
Lea Verny (2)	35,000	35,000
Anna Evdokimova (2)	—	—
Ivan Fedyunin (2)	—	—
Ivan Persiyanov (2)	—	—
Alexander Andryuschechkin (2)	—	—
Daniil Talyanskiy (2)	—	—
(1)	Mr. Saluck held 20,250 options at December 31, 2019
(2)	Mmes. Verny, Evdokimova and Messrs. Fedyunin, Andryushechkin and Talyanskiy held no stock options as of December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 15, 2020 for (a) the executive officers named in the Summary Compensation Table in the section titled “Executive Officer and Director Compensation,” (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) stockholders that beneficially owned more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by a person or group within 60 days of April 15, 2020 pursuant to the exercise of options or warrants to be outstanding and beneficially owned by such person or group for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 11,403,239 shares of common stock outstanding on April 15, 2020.

Name	Outstanding Shares Beneficially Owned		Rights to Acquire Beneficial Ownership		Total Shares Beneficially Owned	Percent
5% or greater shareholders
David Davidovich (1)	6,459,948		—		6,459,948	56.65%
James W. Harpel (2)	773,931		__		773,931	6.78%
Directors and Named Executive Officers
Alexander Andryuschechkin	—		—		—	*
Anna Evdokimova	—		—		—	*
Ivan Fedyunin	—		—		—	*
Randy S. Saluck, J.D., MBA	140		20,250	(3)	20,390	*
Daniil Talyanskiy	—		—		—	*
Lea Verny	—		—		—	*
Andrei Gudkov, Ph.D., D. Sci.	75,869		33,497		109,366	*
Langdon L. Miller, MD	—		10,000	(4)	10,000	*
Christopher Zosh	—		425	(5)	425	*
Yakov Kogan, Ph.D., MBA	33,125	(6)	—		33,125	*
All current executive officers and directors as a group (10 persons)	109,134		64,172		173,306	1.51%

*    Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)     David Davidovich reported sole voting and dispositive power with respect to 6,459,948 shares of our common stock in a Statement on Schedule 13D filed with the SEC on July 21, 2015. Mr. Davidovich's address is APT 3, 21 Manresa Road, London, United Kingdom, SW3 SLZ.

(2)     James W. Harpel reported sole voting and dispositive power with respect to 597,209 shares of our common stock and shared voting and dispositive power over 176,722 shares of our common stock on Schedule 13G filed with the SEC on January 24, 2020. Mr. Harpel reported that the shares with respect to which he has shared voting and dispositive power are owned by six trusts over which Mr. Harpel has Power of Attorney and shares with the trustees of such trusts the power to vote or dispose the shares held by such trusts. Mr. Harpel’s address is Palm Beach Capital, 525 South Flagler Drive, Suite 201, West Palm Beach, FL 33401.

(3)     These shares of common stock can be acquired through the exercise of options that are directly owned by Mr. Saluck. Upon acquisition, Mr. Saluck will have sole voting and investment power over such shares.

(4)     These shares of common stock can be acquired through the exercise of options that are directly owned by Dr. Miller. Upon acquisition, Dr. Miller will have sole voting and investment power over all such shares.

(5)     These shares of common stock can be acquired through the exercise of options that are directly owned by Mr. Zosh. Upon acquisition, Mr. Zosh will have sole voting and investment power over such shares.

(6)     Dr. Kogan’s shares beneficially owned is reported as of December 13, 2019, which is the effective date of his resignation from the Company.

Change of Control of the Company

On July 9, 2015, we closed a private placement transaction with David Davidovich, a venture capital investor, pursuant to which the Company issued and sold to Mr. Davidovich an aggregate of 6,459,948 shares of the Company’s common stock, for an aggregate purchase price of approximately $25 million, or $3.87 per share, under the terms of the Securities Purchase Agreement between the Company and Mr. Davidovich, dated June 24, 2015 (the “Davidovich Purchase Agreement”). Under the Davidovich Purchase Agreement, Mr. Davidovich also has the right to nominate for election to the Board a majority of directors until such time when he no longer holds a majority of the issued and outstanding common stock of the Company. As a result of the closing of the issuance and sale of the shares to Mr. Davidovich under the terms of the Davidovich Purchase Agreement, Mr. Davidovich assumed effective control of the Company through his ownership of approximately 60% (since reduced to 56.65% due to the subsequent issuance of additional shares of common stock) of our outstanding shares of common stock and his right to nominate for election to the Board a majority of our directors.

In connection with the closing of Mr. Davidovich’s purchase, on July 9, 2015, we also entered into a Registration Rights Agreement with Mr. Davidovich (the “Registration Rights Agreement”). Pursuant to the terms of the Registration Rights Agreement, we filed a registration statement under the Securities Act of 1933 registering for resale the shares held by Mr. Davidovich. The registration statement has been declared effective by the SEC and since July 9, 2017 Mr. Davidovich has been able to freely sell some or all of his shares of our common stock, the effect of which sale or sales may be that Mr. Davidovich ceases to control the Company.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2019, regarding shares of common stock that may be issued under the Company’s equity compensation plans, including the Cleveland Biolabs, Inc. Equity Incentive Plan, adopted in 2018 (the "Equity Plan"). Information is included for both equity compensation plans approved by the Company’s stockholders and not approved by the Company’s stockholders (which date back to before the Company became a reporting company under the Exchange Act).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	136,105	$40.07	461,452
Equity compensation plans not approved by security holders	—	—	—
Total	136,105	$40.07	461,452
(1)	Consists of the Equity Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

Pursuant to our written Related Party Transaction Policy, the Audit Committee must provide written approval in advance for any transaction that could involve an actual, potential or perceived conflict of interest, including transactions where employees or directors have a substantial financial interest in any of our competitors, customers or suppliers, or where gifts or loans of value in excess of $200 are received in a year from our suppliers, customers or competitors. The policy also requires advance written approval for any transaction where an employee or director owns a substantial interest in an entity that has a prospective business relationship with, or is a competitor of, us. In determining whether to approve any transaction requiring review under the policy, the Audit Committee considers whether the terms of the transaction are fair and on the same basis as would apply for a non-related party; whether there are business reasons for the Company to enter into the transaction; whether the transaction would impair the independence of an independent director; and whether the transaction would present an improper conflict of interest for a director or executive of the Company. The following is a list of transactions with related persons reviewed and approved by the Audit Committee during the two fiscal years ended December 31, 2019. There were no transactions with related persons required to be reported that were not reviewed and approved by the Audit Committee that were entered into during the year ended December 31, 2019, except that the transactions involving Norma Investments Limited described below were approved by the full Board, with no participation by the interested directors.

Transactions and Relationships with Dr. Gudkov

Our Chief Scientific Officer, Dr. Andrei Gudkov, is the Senior Vice President of Basic Science and the Chairman of the Department of Cell Stress Biology at Roswell Park Cancer Institute (“RPCI”). We subcontract Dr. Gudkov’s laboratory at RPCI from Health Research Inc. to perform certain research and development studies for us, and also purchase certain core products and services from RPCI, including mice, the housing and storage of mice, irradiator services, DNA sequencing and blood analysis. RPCI also serves as one of our clinical sites. For the aforementioned services, we paid Health Research Inc. approximately $0.06 million and $0.2 million in 2019 and 2018, respectively. In addition, we transferred 23 research scientists to Buffalo BioLabs, Inc. (“BBL”) in the later part of 2013, an entity then partially-owned by Dr. Gudkov and of which he is a founder and the Principal Scientific Advisor. We hire BBL on a project basis to perform research work, as needed. For the aforementioned services, we paid BBL approximately $0.0 million and $0.5 million in 2019 and 2018, respectively.

Dr. Gudkov is also an uncompensated member of the board of directors for Incuron, LLC ("Incuron"). Pursuant to master service and development agreements we have with Incuron, the Company performs various research, business development, clinical advisory, and management services for Incuron. We recognized revenue of $0.4 million and $0.6 million from Incuron for the years ended December 31, 2019, and 2018, respectively. In addition, we also recognized $2,268 and $5,178 from Incuron for sublease and other income for the years ended for the years ended December 31, 2019, and 2018, respectively.

Transactions and Relationships with GPI and Norma Investments

As previously disclosed, in the third quarter of 2018, the Company entered into a series of related transactions under which the Company and Everon Biosciences, Inc. ("Everon") licensed and assigned certain intellectual property to Genome Protection, Inc. ("GPI"), a corporation formed by the Company for the purpose of creating a joint venture with Everon. GPI, which is currently 50% owned by the Company and 50% owned by Everon, is undertaking a research and development program aimed at clinical testing of entolimod and GP532 (a variant of our entolimod drug candidate) and the development of medications with anti-aging and other indications associated with genome damage. On August 10, 2018, GPI, Norma Investments Limited, a British Virgin Islands company (“Norma”), the Company and Everon entered into that certain Simple Agreement for Future Equity (the “SAFE”). Norma is controlled by investor Roman Abramovich, who also controls Millhouse Capital, LLC, the employer of three members of the Company’s Board, Anna Evdokimova, Ivan Fedyunin and Ivan Persiyanov, and of which the Company’s majority stockholder is chief executive officer. Ms. Evdokimova and Messrs. Fedyunin and Persiyanov did not participate in the deliberations or vote to approve the Company’s entry into the SAFE.

Under the SAFE, GPI granted Norma the right to purchase shares of GPI’s capital stock in exchange for the payment of up to $30,000,000, of which $10,500,000 was paid shortly after the execution of the SAFE and the remainder may be paid, if at all, in tranches over time. The SAFE also provides that, upon the closing of a transaction in which GPI raises $3,000,000 or more in equity capital from a third party, Norma has the right to require GPI to issue to it the number of shares obtained by dividing the purchase price paid for the SAFE through such date by 50% of the price per share of the equity securities sold to the third party. If GPI experiences a change of control event or completes a firm commitment initial public offering of securities registered under the Securities Act of 1933, as amended, then GPI will, at Norma’s option, either (i) pay to Norma an amount equal to the purchase price paid by Norma through such date under the SAFE plus interest accrued at a rate of 6.33% per year or (ii) issue to Norma shares of its common stock in the number obtained by dividing the purchase price paid by Norma through such date under the SAFE by 50% of the price per share of GPI’s common stock based on GPI’s valuation immediately preceding the consummation of either the change-of-control event or initial public offering. If GPI is dissolved, terminates its operations, makes a general assignment for the benefit of its creditors or liquidates or winds up its affairs, then GPI must pay Norma an amount equal to the purchase price paid by Norma through such date under the SAFE, prior to any distributions being made to any holders of GPI’s capital stock, including the Company. The term of the SAFE is perpetual, terminating only upon the full repayment or conversion of the purchase price paid by Norma to GPI in connection with the events described above.

Under the SAFE, the parties agree that GPI’s board of directors (the “GPI Board”) will consist of four members, two of whom will be selected by Norma, one of whom will be selected by the Company and one of whom will be selected by Everon. The SAFE also provides that the parties agreed that a quorum of the GPI Board will require that at least one of the directors selected by Norma be present. Additionally, the SAFE sets forth a number of actions that GPI will be prohibited from taking without the unanimous consent of all of the members of the GPI Board, including, among other things, effecting a change of control transaction, terminating its operations, dissolving or liquidating, amending its organizational documents, transferring or licensing its intellectual property or issuing any shares of capital stock. The SAFE sets forth other matters that must be approved by a majority of the members of the GPI Board, including the incurrence of indebtedness exceeding $100,000, granting a lien or other encumbrance on GPI’s assets, entering into a related party transaction and hiring, terminating or setting the compensation of executive officers. The Company and Everon have each guaranteed, to the extent of their powers as stockholders of GPI, the due and punctual performance by GPI of all of its obligations under the SAFE, and have also agreed to indemnify, on a joint and several basis, Norma for any losses arising out of any misrepresentation or any material breach of the SAFE, up to the amount of the purchase price paid by Norma under the SAFE.

In connection with the execution of the SAFE, the Company, Everon, GPI and Norma entered into that certain Director Designation Agreement, dated as of August 10, 2018 (the “Director Designation Agreement”), pursuant to which the parties made certain commitments as to voting and transfer of their shares of GPI and GPI’s governance. Under the terms of the Director Designation Agreement, the parties agreed that the GPI Board will consist of four members, two of whom will be selected by Norma, one of whom will be selected by the Company and one of whom will be selected by Everon. Each party to the Director Designation Agreement also commits to (i) vote its GPI capital stock for the selected designees of the other parties, (ii) cause the director(s) appointed by it to nominate for election the selected designees of the other parties, (iii) vote its GPI capital stock for the removal of a member of the GPI Board if the party that originally selected such person so requests and (iv) to cause the director(s) appointed by it to vote to fill any vacancy created by the death, resignation or removal of a party’s designee director with the replacement designee selected by such party.

Similar to the SAFE, the Director Designation Agreement sets forth a number of actions that GPI will be prohibited from taking without the unanimous consent of all of the members of the GPI Board, including, among other things, effecting a change of control transaction, terminating its operations, dissolving or liquidating, amending its organizational documents, transferring or licensing its intellectual property or issuing any shares of capital stock. The Director Designation Agreement sets forth other matters that must be approved by a majority of the members of the GPI Board, including the incurrence of indebtedness exceeding $100,000, granting a lien or other encumbrance on GPI’s assets, entering into a related party transaction and hiring, terminating or setting the compensation of executive officers.

The Director Designation Agreement also contains a right of first refusal in favor of Norma under which if either the Company or Everon desires to sell its shares in GPI to a third party, it must first give notice to Norma, which then has the right to purchase some or all of such shares on the same terms and conditions as the selling stockholder had proposed to sell the shares to a third party. If Norma does not elect to purchase all of the shares that either the Company or Everon proposed to sell, then the Company or Everon, respectively, may sell such shares to the third party. Norma is not, however, required to first offer any shares of GPI it proposes to sell to the Company or Everon before selling such shares to a third party.

The Company recognized $7,409 and $1,725 in sublease and other income from GPI for the year ended December 31, 2019 and 2018, respectively.

Parent of Smaller Reporting Company

We have no parent company, though David Davidovich may be considered to be our parent by virtue of (i) his ownership of 56.65% of our outstanding shares of common stock and (ii) his ability to select a majority of the individuals nominated for annual election to our board under the terms the Davidovich Purchase Agreement.

INDEPENDENCE

 Because David Davidovich holds more than 50% of the voting power for the election of our directors, the Company is a “controlled company” within the meaning of the NASDAQ Stock Market Rules, and therefore exempt from a number of corporate governance rules applicable to non-controlled companies. Although we are not required to have a majority of independent directors as a result of our status as a “controlled company,” our Board has affirmatively determined that all of our directors are “independent.” Mme. Verny and each of Messrs. Saluck and Andryuschechkin are independent under The NASDAQ Stock Market Rules and the Securities Exchange Act of 1934 (the “Exchange Act”) for purposes of serving on the Audit Committee. Each of Mme. Evdokimova and Messrs. Talyanskiy, and Fedyunin are independent under such rules for purposes of board service.

Item 14. Principal Accounting Fees and Services

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

The Audit Committee pre-approves all services provided to us by Meaden & Moore, Ltd.. In pre-approving services, the Audit Committee considers whether such services are consistent with the SEC’s rules on auditor independence. The fees for the services provided to us by Meaden & Moore, Ltd. are set forth below.

Audit Fees

Audit Fees were $115,900 for the year ended December 31, 2019 and were $118,500 for the year ended December 31, 2018. Audit Fees consisted of work performed in the audit of financial statements and work performed in connection with quarterly financial statement reviews, statutory audits, consultation regarding financial accounting and/or reporting standards, filings with the SEC and comfort letters.

Audit-Related Fees

There were no amounts billed by Meaden & Moore, Ltd. for Audit-Related Fees during the years ended December 31, 2019 and December 31, 2018.

Tax Fees

There were no amounts billed by Meaden & Moore, Ltd. for Tax Fees during the years ended December 31, 2019 and December 31, 2018.

All Other Fees

There were no amounts billed by Meaden & Moore, Ltd. for Other Fees during the years ended December 31, 2019 and December 31, 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

Exhibit No.	Identification of Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Christopher Zosh

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated:	April 29, 2020	By:	/s/CHRISTOPHER ZOSH
Christopher Zosh
Vice President of Finance