Form 10-Q
period 2020-03-31
CLEVELAND BIOLABS INC
filed 2020-05-15
CIK 1318641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 22, 2020, there were 11,403,239 shares outstanding of the registrant’s common stock, par value $0.005 per share.

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires, the terms "Cleveland BioLabs," the "Company," "CBLI," "we," "us" and "our" refer to Cleveland BioLabs, Inc. and its consolidated subsidiaries, BioLab 612, LLC and Panacela Labs, Inc. Our common stock, par value $0.005 per share, is referred to as "common stock."

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,058,811	$1,126,124
Short-term investments	360,210	452,301
Accounts receivable	334,436	378,865
Other current assets	80,028	45,381
Total current assets	1,833,485	2,002,671
Equipment, net	12,434	15,514
Other long-term assets	18,667	18,667
Total assets	$1,864,586	$2,036,852
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$266,058	$263,573
Accrued expenses	774,752	782,579
Accrued warrant liability	44,412	6,414
Total current liabilities	1,085,222	1,052,566
Non-current liabilities	—	—
Total liabilities	1,085,222	1,052,566
Stockholders’ equity:
Preferred stock, $.005 par value; 1,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $.005 par value; 25,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 11,403,239 and 11,298,239 shares issued and outstanding as of March 31, 2020 and December 31, 2019	56,540	56,487
Additional paid-in capital	163,666,376	163,161,523
Accumulated other comprehensive loss	(642,507)	(568,030)
Accumulated deficit	(167,294,104)	(166,705,572)
Total Cleveland BioLabs, Inc. stockholders’ deficit	(4,213,695)	(4,055,592)
Noncontrolling interest in stockholders’ equity	4,993,059	5,039,878
Total stockholders’ equity	779,364	984,286
Total liabilities and stockholders’ equity	$1,864,586	$2,036,852

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2020	2019
Revenues:
Grants and contracts	$156,042	$197,919
Operating expenses:
Research and development	218,208	513,421
General and administrative	382,166	474,670
Total operating expenses	600,374	988,091
Loss from operations	(444,332)	(790,172)
Other income (expense):
Interest and other income (expense)	2,900	(7,648)
Foreign exchange gain (loss)	393	(671)
Change in value of warrant liability	(160,689)	(94,821)
Total other income (expense)	(157,396)	(103,140)
Net loss	(601,728)	(893,312)
Net loss attributable to noncontrolling interests	13,196	20,369
Net loss attributable to Cleveland BioLabs, Inc.	$(588,532)	$(872,943)
Net loss attributable to common stockholders per share of common stock, basic and diluted	$(0.05)	$(0.08)
Weighted average number of shares used in calculating net loss per share, basic and diluted	11,353,456	11,298,239

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2020	2019
Net loss including noncontrolling interests	$(601,728)	$(893,312)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments	—	—
Foreign currency translation adjustment	(108,100)	40,750
Comprehensive loss including noncontrolling interests	(709,828)	(852,562)
Comprehensive loss attributable to noncontrolling interests	46,819	6,378
Comprehensive loss attributable to Cleveland BioLabs, Inc.	$(663,009)	$(846,184)

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Additional
	Common Stock		Treasury Stock		Paid-In
	Shares	Amount	Shares	Amount	Capital
Balance at December 31, 2018	11,298,239	$56,487	—	$—	$163,161,523
Exercise of warrants	—	—	—	—	—
Net loss	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at March 31, 2019	11,298,239	$56,487	—	$—	$163,161,523

Balance at December 31, 2019	11,298,239	$56,487	—	$—	$163,161,523
Exercise of warrants	105,000	53	—	—	504,853
Net loss	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at March 31, 2020	11,403,239	$56,540	—	$—	$163,666,376

	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2018	$(611,370)	$(164,058,585)	$5,065,972	$3,614,027
Exercise of warrants	—	—	—	—
Net loss	—	(872,943)	(20,369)	(893,312)
Unrealized loss on short-term investments	—	—	—	—
Foreign currency translation	26,759	—	13,991	40,750
Balance at March 31, 2019	$(584,611)	$(164,931,528)	$5,059,594	$2,761,465

Balance at December 31, 2019	$(568,030)	$(166,705,572)	$5,039,878	$984,286
Exercise of warrants	—	—	—	504,906
Net loss	—	(588,532)	(13,196)	(601,728)
Foreign currency translation	(74,477)	—	(33,623)	(108,100)
Balance at March 31, 2020	$(642,507)	$(167,294,104)	$4,993,059	$779,364

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(601,728)	$(893,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,080	3,915
Non-cash investment income	—	—
Gain on equipment disposal	—	1,000
Change in value of warrant liability	160,689	94,821
Changes in operating assets and liabilities:
Accounts receivable and other current assets	8,074	(30,921)
Other long-term assets	—	(280)
Accounts payable and accrued expenses	4,292	(3,078)
Net cash used in operating activities	(425,593)	(827,855)
Cash flows from investing activities:
Purchase of short-term investments	—	—
Sale of short-term investments	—	—
Purchase of equipment	—	—
Proceeds from sale of equipment	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Exercise of warrants	382,215	—
Net cash provided by financing activities	382,215	—
Effect of exchange rate change on cash and equivalents	(23,935)	9,438
Decrease in cash and cash equivalents	(67,313)	(818,417)
Cash and cash equivalents at beginning of period	1,126,124	3,617,234
Cash and cash equivalents at end of period	$1,058,811	$2,798,817

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

CBLI was incorporated in Delaware in June 2003 and is headquartered in Buffalo, New York. CBLI conducts business in the United States ("U.S.") directly and in the Russian Federation ("Russia") through two subsidiaries: one wholly owned subsidiary, BioLab 612, LLC ("BioLab 612"), which began operations in 2012 and which the Company at a September 2019 Board meeting decided to dissolve; and Panacela Labs, Inc. ("Panacela"), which was formed by us and Joint Stock Company "RUSNANO" ("RUSNANO"), our financial partner in the venture, in 2011. Unless otherwise noted, references to the "Company," "we," "us," and "our" refer to Cleveland BioLabs, Inc. together with its subsidiaries.

In addition, the Company has an investment in Genome Protection, Inc. ("GPI") that is recorded under the equity method of accounting in the accompanying financial statements. The Company has not recorded its 50% share of the losses of GPI through March 31, 2020 as the impact would have reduced the Company's equity method investment in GPI below zero, and there are no requirements to fund the Company's share of these losses or contribute additional capital as of the date of these statements.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated condensed financial statements include the accounts of CBLI, BioLab 612, and Panacela. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated condensed balance sheet as of December 31, 2019, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim consolidated financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC (the "2019 Form 10-K").

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to fairly present the financial position of the Company as of March 31, 2020, along with its results of operations for the three-month periods ended March 31, 2020 and 2019 and cash flows for the three-month periods ended March 31, 2020 and 2019. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

At March 31, 2020, we had cash, cash equivalents and short-term investments of $1.4 million in the aggregate. Management believes this capital will be sufficient to support operations into August 2020. To ensure continuing operations beyond that point, management is evaluating all opportunities, including seeking additional capital through debt or equity financing, the sale or license of drug candidates, the sale of certain of our tangible and/or intangible assets, the sale of interests in our subsidiaries or joint ventures, obtaining additional government research funding, or entering into other strategic transactions. Management believes that sufficient sources of financing will be available to support operations into the future, however there can be no assurances at this time. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

Short-Term Investments

The Company’s short-term investments are classified as held to maturity and are recorded at amortized cost. Short-term investments consisted of $0.4 million in certificates of deposit with maturity dates beyond three months and less than one year that are owned by Panacela. These investments are classified as held to maturity given the intent and ability to hold the investments to maturity. Realized gains and losses, and interest and dividends on short-term investments are recorded in our Consolidated Statement of Operations as Interest and Other Income. The cost of securities sold is based on the specific identification method.

Significant Customers and Accounts Receivable

The following table presents our revenue by customer, on a proportional basis, for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
Customer	2020	2019	Variance
Department of Defense	73.7%	32.3%	41.4%
Incuron	26.3%	67.7%	(41.4)%
Total	100.0%	100.0%	0.0%

Our current Department of Defense ("DoD") revenues come from development contracts that expire in 2020, although certain contracts may be extended. Revenues from Incuron LLC, a company in which the Company used to have an equity interest ("Incuron"), come from a service agreement that has historically been renegotiated annually.

Accounts receivable consist of amounts due under reimbursement contracts with these customers. The Company extends unsecured credit to customers under normal trade agreements, which generally require payment within 30 days.

Other Comprehensive Income (Loss)

The Company applies the Accounting Standards Codification ("Codification") on comprehensive income (loss) that requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The following table presents the changes in accumulated other comprehensive loss for the three months ended March 31, 2020.

Gains and losses on foreign exchange translations
Beginning balance	$(568,030)
Other comprehensive income (loss) before reclassifications	(74,477)
Amounts reclassified from accumulated other comprehensive loss	—
Ending balance	$(642,507)

Accounting for Stock-Based Compensation

The Cleveland Biolabs, Inc. Equity Incentive Plan, adopted in 2018 (the "Plan"), authorizes CBLI to grant (i) options to purchase common stock, (ii) restricted or unrestricted stock units, and (iii) stock appreciation rights, so long as the exercise or grant price of each are at least equal to the fair market value of the stock on the date of grant. As of March 31, 2020, an aggregate of 597,557 shares of common stock were authorized for issuance under the Plan, of which a total of 501,160 shares of common stock remained available for future awards. In addition, a total of 96,397 shares of common stock reserved for issuance were subject to currently outstanding stock options granted under The Cleveland BioLabs, Inc. Equity Incentive Plan, as in effect prior to the 2018 amendment and restatement. A single participant cannot be awarded more than 100,000 shares annually. Awards granted under the Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term, and number of shares) under the Plan are specified in an award document, and approved by the Company’s board of directors or its management delegates.

The 2013 Employee Stock Purchase Plan (the "ESPP") provides a means by which eligible employees of the Company and certain designated related corporations may be given an opportunity to purchase shares of common stock. As of March 31, 2020, there are 725,000 shares of common stock reserved for purchase under the ESPP. The number of shares reserved for purchase under the ESPP increases on January 1 of each calendar year by the lesser of: (i) 10% of the total number of shares of common stock outstanding on December 31st of the preceding year, or (ii) 100,000 shares of common stock. The ESPP allows employees to use up to 15% of their compensation to purchase shares of common stock at an amount equal to 85% of the fair market value of the Company’s common stock on the offering date or the purchase date, whichever is less.

The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted where the vesting period is based on length of service or performance, while a Monte Carlo simulation model is used for estimating the fair value of stock options with market-based vesting conditions. No options were granted during the three months ended March 31, 2020 and March 31, 2019.

Income Taxes

No income tax expense was recorded for the three months ended March 31, 2020 and 2019 as the Company does not expect to have taxable income for 2020 and did not have taxable income in 2019. A full valuation allowance has been recorded against the Company’s net deferred tax asset.

At March 31, 2020, the Company had U.S. federal net operating loss carryforwards of approximately $146.7 million, of which $139.7 million begins to expire if not utilized by 2023, and $7.0 million, which has no expiration, and approximately $4.2 million of tax credit carryforwards, which begin to expire if not utilized by 2024. The Company also has state net operating loss carryforwards of approximately $92.6 million, which begin to expire if not utilized by 2027, and state tax credit carryforwards of approximately $0.3 million, which begin to expire if not utilized by 2022. The purchase of 6,459,948 shares of common stock by David Davidovich on July 9, 2015 resulted in Mr. Davidovich owning 60.2% of the Company at that time. We therefore believe it highly likely that this transaction will be viewed by the U.S. Internal Revenue Service as a change of ownership as defined by Section 382 of the Internal Revenue Code. Consequently, our ability to utilize approximately $124.8 million of U.S. federal net operating loss carryforwards, $3.65 million of U.S. tax credit carryforwards, approximately $73.4 million of state net operating loss carryforwards, and $0.3 million of state tax credit carryforwards, all of which occurred prior to July 9, 2015, are limited. As such, a significant portion of these carryforwards will likely expire before they can be utilized, even if the Company is able to generate taxable income that, except for this transaction, would have been sufficient to fully utilize these carryforwards.

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

The Company has excluded the following securities from the calculation of diluted net loss per share because all such securities were antidilutive for the periods presented. Additionally, there were no dilutive securities outstanding as of March 31, 2020.

	As of March 31,
Common Equivalent Securities	2020	2019
Warrants	222,253	482,763
Options	96,397	160,076
Total	318,650	642,839

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues for liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company recorded a revenue loss contingency of $544,000 in the fourth quarter of 2019 related to deposits paid to a supplier in support of our JWMRP contract which the Company will be responsible for repaying if an agreement is not reached with the supplier to return the payment. This item is presented in the liabilities section of the Company's Balance Sheet in Accrued Expenses. In addition, the Company is in the midst of discussions with the Department of Defense regarding cost overruns experienced on certain governmental contracts. The Company has received reimbursement from the Department of Defense for these overruns, and anticipates that the overruns will be eligible for application against cost underspending on other tasks under the government contract. However, given that these discussions remain on-going and have not been resolved as of the date of our required filing of our Form 10-Q, there remains uncertainty as to the ultimate resolution of this matter. Should this matter ultimately be resolved unfavorably to the Company, there is exposure to refund revenues previously received and recorded in the amount of $472,310, plus the potential for penalties and interest.

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

	As of March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$—	$—	$—	$—
Short-term investments	—	360,210	—	360,210
Total assets	$—	$360,210	$—	$360,210
Liabilities:
Accrued warrant liability	$—	$—	$44,412	$44,412

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$—	$—	$—	$—
Short-term investments	—	452,301	—	452,301
Total assets	$—	$452,301	$—	$452,301
Liabilities:
Accrued warrant liability	$—	$—	$6,414	$6,414

The Company uses the Black-Scholes model to measure the accrued warrant liability. The following are the assumptions used to measure the accrued warrant liability which were determined in a manner consistent with grants of options to purchase common stock:

	March 31, 2020	December 31, 2019
Stock Price	$1.66	$0.60
Exercise Price	$3.64 - $20.40	$3.64 - $20.40
Term in years	0.79 - 1.35	1.04 - 1.60
Volatility	68.40 - 97.72%	84.59 - 98.24%
Annual rate of quarterly dividends	0%	0%
Discount rate- bond equivalent yield	0.14 - 0.19%	1.58 - 1.59%

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 fair value measurements for the periods indicated:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
	Accrued Warrant Liability	Accrued Warrant Liability
Beginning Balance	$6,414	$78,637
Total (gains) or losses, realized and unrealized, included in earnings (1)	160,689	94,821
Issuances	—	—
Settlements	(122,691)	—
Ending Balance	$44,412	$173,458

(1)

Unrealized gains or losses related to the accrued warrant liability were included as change in value of accrued warrant liability. There were no realized gains or losses for the three months ended March 31, 2020 and 2019.

As of March 31, 2020 and December 31, 2019, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.

The Company considers the accrued warrant liability to be Level 3 because some of the inputs into the measurements are neither directly nor indirectly observable. The accrued warrant liability uses management’s estimate for the expected term. As of March 31, 2020, the Black-Scholes pricing model was used as the valuation technique for the accrued warrant liability and used the unobservable input for the expected term of 0.79 – 1.35 years.

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

4. Stockholders’ Equity

The Company has granted options to purchase shares of common stock. The following is a summary of option award activity during the three months ended March 31, 2020:

	Total Stock Options Outstanding	Weighted Average Exercise Price per Share
December 31, 2019	136,105	$40.07
Granted	—	—
Vested	—	—
Forfeited, Canceled	(39,708)	52.79
March 31, 2020	96,397	$34.83

The following is a summary of outstanding stock options as of March 31, 2020:

	As of March 31, 2020
	Stock Options Outstanding	Vested Stock Options
Quantity	96,397	96,397
Weighted Average Exercise Price	$34.83	$34.83
Weighted Average Remaining Contractual Term (in Years)	3.47	3.47
Intrinsic Value	$—	$—

For the three months ended March 31, 2020 and 2019, the Company granted no stock options. As of March 31, 2020 and 2019, the total fair value of options vested was $0.

As of March 31, 2020, there was no total compensation cost not yet recognized related to unvested stock options.

5. Warrants

In connection with previous sales of the Company’s common stock and the issuance of debt instruments, warrants were issued which presently have exercise prices ranging from $3.64 to $20.40. The warrants expire between one and seven years from the date of grant, and are subject to the terms applicable in each agreement.

The following table summarizes the activity in our outstanding warrants since December 31, 2019:

	Number of Warrants	Weighted Average Exercise Price
December 31, 2019	327,253	$8.89
Granted	—	—
Exercised	(105,000)	3.64
Forfeited, Canceled	—	—
March 31, 2020	222,253	$11.37

6. Significant Alliances and Related Parties

Roswell Park Cancer Institute

The Company has entered into several agreements with Roswell Park Cancer Institute ("RPCI"), including: various sponsored research agreements, an exclusive license agreement and clinical trial agreements for the conduct of the Phase 1 entolimod oncology study and the Phase 1 Curaxin CBL0137 ("Curaxin") intravenous administration study. Additionally, the Company’s Chief Scientific Officer, or CSO, Dr. Andrei Gudkov, is the Senior Vice President of Research Technology and Innovation at RPCI. The Company incurred $1,197 and $0 in research and development expense to RPCI for the three months ended March 31, 2020 and 2019, respectively.

The Cleveland Clinic

CBLI has entered into an exclusive license agreement with The Cleveland Clinic pursuant to which CBLI was granted an exclusive license to The Cleveland Clinic’s research base underlying our therapeutic platform and certain product candidates licensed to Panacela. CBLI has the primary responsibility to fund all newly developed patents. However, The Cleveland Clinic retains ownership of those patents covered by the agreement. CBLI also agreed to use commercially diligent efforts to bring one or more products to market as soon as practical, consistent with sound and reasonable business practices and judgments. On August 6, 2018, CBLI sublicensed the intellectual property underlying entolimod's composition that CBLI licenses from The Cleveland Clinic to GPI. There were no milestone or royalty payments paid to The Cleveland Clinic during the three months ended March 31, 2020 or 2019.

The Company incurred $0 and $30,710 in research and development expense to The Cleveland Clinic during the three months ended March 31, 2020 and 2019, respectively.

Buffalo BioLabs and Incuron

Our CSO, Dr. Andrei Gudkov, has business relationships with Buffalo BioLabs, LLC ("BBL"), where Dr. Gudkov was a founder and currently serves as its uncompensated Principal Scientific Advisor. The Company recognized no research and development expense to BBL for the three months ended March 31, 2020 and 2019, respectively. The Company also recognized $0 and $11,553 from BBL as sublease and other income for the three months ended March 31, 2020 and 2019, respectively. Pursuant to our real estate sublease and equipment lease with BBL, the Company had gross accounts receivables of $6,285 and $222,938, and net accounts receivables of $6,285 and $20,787 from BBL at March 31, 2020 and 2019, respectively.

Dr. Gudkov is also an uncompensated member of the board of directors for Incuron. Pursuant to master service and development agreements we have with Incuron, the Company performs various research, business development, clinical advisory, and management services for Incuron. The Company recognized revenue of $41,010 and $134,066 for the three months ended March 31, 2020 and 2019, respectively. In addition, we also recognized $0 and $1,134 from Incuron for sublease and other income for the three months ended March 31, 2020 and 2019, respectively. Pursuant to these agreements, the Company had gross accounts receivable of $140,595 and $134,823 from Incuron at March 31, 2020 and 2019, respectively.

Genome Protection

GPI incurred $13,440 and $47,425 in consultant expenses with members of the Company's Board of Directors and management team during the three months ended March 31, 2020 and 2019, respectively. The Company also recognized $0 and $3,031 in sublease and other income from GPI during the three months ended March 31, 2020 and 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations and other portions of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding our future financial position, business strategy, new products, budgets, liquidity, cash flows, projected costs, regulatory approvals, or the impact of any laws or regulations applicable to us, and plans and objectives of management for future operations, are forward-looking statements. The words "anticipate," "believe," "continue," "should," "estimate," "expect," "intend," "may," "plan," "project," "will," and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed here for various reasons. We discuss many of these risks in Item 1A under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019. Factors that may cause such differences include, but are not limited to, our need for additional financing to meet our business objectives; our history of operating losses; the substantial doubt expressed by our independent auditors about our ability to continue as a going concern; our ability to successfully develop, obtain regulatory approval for, and commercialize our products in a timely manner; our plans to research, develop and commercialize our product candidates; our ability to attract collaborators with development, regulatory and commercialization expertise; our plans and expectations with respect to future clinical trials and commercial scale-up activities; our reliance on third-party manufacturers of our product candidates; the size and growth potential of the markets for our product candidates, and our ability to serve those markets; the rate and degree of market acceptance of our product candidates; regulatory requirements and developments in the United States, the European Union and foreign countries; the performance of our third-party suppliers and manufacturers; the success of competing therapies that are or may become available; our ability to attract and retain key scientific or management personnel; our reliance on government funding for a significant portion of our operating costs and expenses; government contracting processes and requirements; the exercise of control over our company by our majority stockholder; our current noncompliance with the continued listing requirements of the NASDAQ Capital Market; the geopolitical relationship between the United States and the Russian Federation as well as general business, legal, financial and other conditions within the Russian Federation; our ability to obtain and maintain intellectual property protection for our product candidates; our potential vulnerability to cybersecurity breaches; and other factors discussed below and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2019.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. The forward-looking statements included in this quarterly report are made only as of the date hereof. We do not undertake any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and with our historical consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2019.

OVERVIEW

We are an innovative biopharmaceutical company developing novel approaches to activate the immune system and address serious medical needs. Our proprietary platform of Toll-like immune receptor activators has applications in mitigation of radiation injury and radiation oncology. We combine our proven scientific expertise and our depth of knowledge about our products’ mechanisms of action into a passion for developing drugs to save lives. Our most advanced product candidate is entolimod, an immune-stimulatory agent, which we are developing as a radiation countermeasure and other indications in radiation oncology. We conduct business in the U.S. directly and in Russia through two subsidiaries, one of which is wholly owned, BioLab 612 (which the Company has decided to dissolve), and one of which is owned in collaboration with a financial partner, Panacela. In addition, we conduct business with a former subsidiary, Incuron, which will pay us a 2% royalty on future commercialization, licensing, or sale of certain technology we sold to Incuron. We also partner in a joint venture, GPI, with Everon Biosciences, Inc ("Everon").

Recent Developments

NASDAQ Compliance

On May 1, 2020, the Nasdaq Hearings Panel (the “Panel”) granted the Company a further extension to August 17, 2020 in which to regain compliance with Nasdaq Listing Rule 5550(b), which requires an issuer to maintain a minimum of $2,500,000 in stockholders’ equity (the “Rule”). If the Company does not regain compliance with the Rule by August 17, 2020, The Nasdaq Stock Market LLC (“Nasdaq”) will delist the Company’s common stock from The Nasdaq Capital Market.  As previously disclosed, on February 18, 2020, the Company received written notification from the Listing Qualifications Staff of Nasdaq (the “Staff”) indicating that, based upon the Company’s continued non-compliance with the Rule, the Staff had determined to delist the Company’s securities from Nasdaq at the opening of business on February 27, 2020 unless the Company timely requested a hearing before the Panel. The Company appealed Nasdaq’s determination at a hearing before the Panel, which occurred on April 2, 2020. As noted above, the Panel’s decision was delivered May 1, 2020.

The Company is diligently working to evidence compliance with the Rule, however, there can be no assurance that the Company’s plans to regain compliance with the Rule will be successful or that the Company will otherwise be compliant with the other listing standards for the Nasdaq Capital Market.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States, where a national emergency was declared, and several European and Asian countries. The continued spread of COVID-19 in the United States and worldwide, as well as the government-ordered shutdown and shelter-in-place orders imposed to counter the pandemic, have led to severe disruptions to the global economy. In this connection, on March 20, 2020, the Governor of New York announced that 100% of the workforce of all businesses, excluding essential services, must stay home. Accordingly, we have implemented a work-from-home policy for all employees based in our Buffalo, New York headquarters, and we may take further action that alter our operations as may be required by federal, state or local authorities, or which we determine are in the best interests of our employees.  COVID-19 and the governmental responses to it may cause us to experience disruptions that could severely impact our business, operations, preclinical studies and clinical trials The global outbreak of COVID-19 continues to rapidly evolve and has begun to have indeterminable adverse effects on general commercial activity and the world economy. The extent to which COVID-19 may impact our business, research and development efforts, preclinical studies, clinical trials, prospects for regulatory approval of our drug candidates, and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, the extent and duration of travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business prospects and the value of our common stock.  Furthermore, if we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations.

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

Revenue

Our revenue originates from grants and contracts from both United States ("U.S.") federal government sources and service contracts with Incuron. U.S. federal grants and contracts are provided to advance research and development of entolimod, our lead product candidate, which we believe is of interest for potential sale to the DoD, or the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services ("BARDA"). We provide various research, management, business development, and clinical advisory services to Incuron.

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

Critical Accounting Policies and Significant Estimates

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2019. Other than as set forth below, our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Fair Value of Financial Instruments

We use the held-to-maturity accounting method to determine the fair value of certain cash equivalents and short-term investments in United States Treasury Notes or certificates of deposit. As of March 31, 2020, we held approximately $0.4 million in certificates of deposit which we classified as Level 2.

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

As of March 31, 2020, we held approximately $0.04 million in accrued expenses related to warrants to purchase common stock, which we classified as Level 3.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenue

Revenue decreased from approximately $0.20 million for the three months ended March 31, 2019 to approximately $0.16 million for the three months ended March 31, 2020, representing a decrease of approximately $0.04 million, or 20.0%. This decrease is primarily due to decreases in revenues from our service contract with Incuron, offset in part by an increase in revenues from our PRMRP and JWMRP contracts with the DoD for continued clinical and preclinical development of entolimod. The decrease in Incuron service contract revenue is due to delays in clinical trial activities being undertaken by Incuron. Differences in our revenue sources, by program, between the years are set forth in the following table.

		Three Months Ended March 31,
Funding Source	Program	2020	2019	Variance
DoD	JWMRP Contract (1)	$69,011	$62,836	$6,175
DoD	PRMRP Contract (2)	46,021	1,017	45,004
Incuron	Service contract	41,010	134,066	(93,056)
		$156,042	$197,919	$(41,877)

(1)	The Congressionally Directed Medical Research Programs (CDMRP) Joint Warfighter Medical Research Program (JWMRP) contract was awarded on September 1, 2015.
(2)	The CDMRP Peer Reviewed Medical Research Program (PRMRP) grant was awarded effective as of September 30, 2015.

We anticipate our revenue over the next year will continue to be derived primarily from government grants and contracts. We anticipate that DoD revenue will increase slightly in the next quarter as additional activities for continued clinical and preclinical development of entolimod commence. We anticipate Incuron revenue will decrease as the service contract is not expected to be extended. We also plan to submit proposals for government grants and contracts to various funding sources, but there can be no assurance that we will receive future funding awards. The following table sets forth information regarding our currently active grants and contracts:

				As of March 31, 2020
Funding Source	Program	Total Award Value	Funded Award Value	Cumulative Revenue	Funded Backlog	Unfunded Backlog
DoD	JWMRP Contract	$9,226,455	$9,226,455	$3,959,387	$5,267,068	$—
DoD	PRMRP Contract	6,573,992	6,573,992	123,459	6,450,533	—
		$15,800,447	$15,800,447	$4,082,846	$11,717,601	$—

Research and Development Expenses

R&D expenses decreased from $0.51 million for the three months ended March 31, 2019 to $0.22 million for the three months ended March 31, 2020, representing a decrease of $0.29 million, or 57.5%. Variances in individual development programs are noted in the table below. The net decrease is primarily attributable to a $0.17 million decrease in R&D spending for biodefense applications of entolimod, and a $0.11 decrease in R&D spending on Curaxins. The decrease in spending for biodefense applications of entolimod is primarily due to comparison against the first quarter of  2019 during which certain studies that were completed in 2019 were still ongoing as well as a reduction in personnel costs. The remaining variances are not significant.

	Three Months Ended March 31,
	2020	2019	Variance
Entolimod for Biodefense Applications	$200,955	$370,184	$(169,229)
CBLB612	-	6,601	(6,601)
Entolimod for Oncology Indications	-	8,382	(8,382)
	200,955	385,167	(184,212)
Curaxins	11,544	121,413	(109,869)
Panacela product candidates	5,709	6,841	(1,132)
Total research & development expenses	$218,208	$513,421	$(295,213)

General and Administrative Expenses

G&A expenses decreased from $0.47 million for the three months ended March 31, 2019 to $0.38 million for the three months ended March 31, 2020, representing a decrease of $0.09 million, or 19.5%. This decrease consisted primarily of a $0.13 million decrease in CBLI's personnel and professional fees, a $0.03 reduction in facilities costs, partially offset by a $0.1 million increase in CBLI's property taxes compared to the quarter ended March 31, 2019, when we received a property tax refund.

Other Income and Expenses

Other expense increased from $0.10 million of other expense for the three months ended March 31, 2019 to $0.16 million of other expense for the three months ended March 31, 2020, representing an increase of $0.06 million, or 52.6%. This increase was primarily related to an increase in the non-cash loss related to the change in valuation of our warrant liability as a result of stock price changes as well as warrant exercises.

Liquidity and Capital Resources

We have incurred net losses of approximately $167 million from our inception through March 31, 2020. Historically, we have not generated, and do not expect to generate in the immediate future, revenue from sales of product candidates. Since our founding in 2003, we have funded our operations through a variety of means:

•     From inception through March 31, 2020, we have raised $144.7 million of net equity capital, including amounts received from the exercise of options and warrants. We have also received $7.3 million in net proceeds from the issuance of long-term debt instruments;

 •     DoD and BARDA have funded grants and contracts totaling $60.4 million for the development of entolimod for its biodefense indication;

 •     The government of the Russian Federation has funded a series of our contracts totaling $17.3 million, based on the exchange rates in effect on the date of funding. These contracts included a requirement for us to contribute matching funds, which we have satisfied;

 •     We have been awarded $4.0 million in grants and contracts not described above, all of which have been recognized at March 31, 2020;

 •     Incuron was formed to develop and commercialize the Curaxins product line, including its lead oncology drug candidate CBL0137. In 2015, we sold our ownership interest in Incuron for approximately $4.0 million and retain a 2% royalty interest in the CBL0137 technology;

•     Panacela was formed to develop and commercialize preclinical compounds, which were transferred to Panacela through assignment and lease agreements. RUSNANO contributed $9.0 million to Panacela and CBLI contributed $3.0 million plus intellectual property to Panacela. As of the date of this filing, CBLI owns 67.57% of Panacela; and

 •    The Company formed its GPI joint venture with Everon. GPI, which is currently 50% owned by the Company and 50% owned by Everon, is undertaking a research and development program aimed at clinical testing of entolimod and GP532 (a variant of our entolimod drug candidate) and the development of medications with anti-aging and other indications associated with genome damage. GPI has been funded by an initial investment of $10.5 million from venture capital fund Norma Investments Limited.

We have incurred cumulative net losses and expect to incur additional losses related to our R&D activities. We do not have commercial products and have limited capital resources. At March 31, 2020, we had cash, cash equivalents and short-term investments of $1.4 million, which represents a decrease of $0.16 million or 10.0% since the end of our last fiscal year. This decrease was caused primarily by our net loss of $0.6 million, during the three months ended March 31, 2020, partially offset by warrants exercised. We expect our cash, cash equivalents, and short-term investments, along with the active government contracts described above, to fund our projected operating requirements and allow us to fund our operating plan, in each case, into August 2020. However, until we are able to commercialize our product candidates at a level that covers our cash expenses, we will need to raise substantial additional capital, which we may be unable to raise in sufficient amounts, when needed and at acceptable terms. Our plans with regard to these matters may include seeking additional capital through debt or equity financing, the sale or license of drug candidates, the sale of certain of our tangible and/or intangible assets, the sale of interests in our subsidiaries or joint ventures, obtaining additional government research funding, or entering into other strategic transactions. There can be no assurance that we will be able to obtain future financing on acceptable terms, obtain additional government financing for our operations, or enter into other strategic transactions. In addition, the recent outbreak of the novel coronavirus known as COVID-19 has significantly disrupted world financial markets, negatively impacted U.S. market conditions and may reduce opportunities for us to seek out additional funding. If we are unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Cash Flows:

The following table provides information regarding our cash flows for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019	Variance
Cash flows used in operating activities	$(425,593)	$(827,855)	$402,262
Cash flows provided by investing activities	—	—	—
Cash flows provided by financing activities	382,215	—	382,215
Effect of exchange rate change on cash and equivalents	(23,935)	9,438	(33,373)
Decrease in cash and cash equivalents	(67,313)	(818,417)	751,104
Cash and cash equivalents at beginning of period	1,126,124	3,617,234	(2,491,110)
Cash and cash equivalents at end of period	$1,058,811	$2,798,817	$(1,740,006)

Operating Activities

Net cash used in operating activities decreased by $0.4 million to $0.4 million for the three months ended March 31, 2020 from $0.8 million for the three months ended March 31, 2019. Net cash used in operating activities for the period ending March 31, 2020 consisted of a reported net loss of $0.6 million, which was decreased further for $0.2 million of net non-cash operating activities. The $0.2 million of net non-cash operating activities consisted primarily of changes in the valuation of our warrant liability.

Net cash used in operating activities for the three months ended March 31, 2019 of $0.8 million consisted of a reported net loss of $0.9 million, which was decreased further by $0.1 million of net non-cash operating activities, and offset by a $0.03 million net decrease due to changes in operating assets and liabilities. The $0.1 million of net non-cash operating activities was due primarily to changes in the valuation of our warrant liability. The $0.03 million of changes in operating assets and liabilities consisted primarily of a $0.03 million decrease in accounts receivable.

Investing Activities

We had no investing activities during the three months ended March 31, 2020 and three months ended March 31, 2019.

Financing Activities

Net cash provided by financing activities increased by $0.38 million for the three months ended March 31, 2020 from $0.00 million for the three months ended March 31, 2019 due to a cash payment from the exercise of warrants during the three months ended March 31, 2020.

Impact of Exchange Rate Fluctuations

Our reported financial results are affected by changes in foreign currency exchange rates between the U.S. dollar and the Russian ruble. Between January 1, 2020 and March 31, 2020, this rate fluctuated by 25.6%. For calendar year 2019, this rate fluctuated by 10.9%. Translation gains or losses result primarily from the impact of exchange rate fluctuations on the reported U.S. dollar equivalent of ruble-denominated cash and cash equivalents, and short-term investments. Variances in the exchange rate for these items have not been realized; as such the resulting gains or losses are recorded as other comprehensive income or loss in the equity section of the balance sheet.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting company filers.

Item 4. Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our Vice President of Finance (performing the functions of the Company's principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2020. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Vice President of Finance (performing the functions of the Company's principal executive officer and principal financial officer) concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Vice President of Finance (performing the functions of the Company's principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure due to the material weakness described below.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, we identified material weaknesses in our accounting for revenue transactions. Specifically, the Company does not have adequate controls in place to monitor revenue recognition with respect to specific elements of contracts. In addition, controls to prevent or detect material misstatements on a timely basis related to contract compliance and proper revenue recognition are not operating effectively.

Remediation of Previously Reported Material Weakness

Management has been implementing changes to strengthen our internal controls over the monitoring of revenue recognition and the prevention or detection of material misstatements on a timely basis related to contract compliance and proper revenue recognition.  These changes are intended to address the identified material weaknesses and to enhance our overall control environment and include the ongoing activities described below.

Management has performed a comprehensive review of all contracts to which the Company is party, including a review of underlying schedules, to ensure a more complete understanding of these agreements to ensure compliance and proper application of revenue recognition principles. Upon completion of this review, management  implemented certain system controls to ensure compliance and prevent the recognition of revenue in excess of specific elements of the contract agreements. In addition, new processes have been implemented related to periodic invoicing and revenue recognition analysis designed to detect any potential issues and correct as applicable.

We believe the measures described above will facilitate the remediation of the control deficiencies we have identified and strengthen our internal control over financial reporting. However, these material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify, or, in appropriate circumstances, not complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

Other than the mitigating controls referenced above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of March 31, 2020, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows, or that are required to be disclosed under the rules of the SEC.

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

3.8	Second Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 5, 2007).

3.9	Amendment to Second Amended and Restated By-Laws of Cleveland BioLabs, Inc. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 18, 2015).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Christopher Zosh.

32.1*	Certification pursuant to 18 U.S.C. Section 1350.

101.1

The following information from CBLI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of March 31, 2020 and December 31, 2019; (ii) Consolidated Condensed Statements of Operations for the Three Months Ended March 31, 2020 and 2019; (iii) Consolidated Condensed Statements of Comprehensive Loss for the Three Months Ended March 31, 2020 and 2019; (iv) Consolidated Condensed Statement of Stockholders’ Equity for the Three Months Ended March 31, 2020 and 2019; (v) Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019; and (vi) Notes to Consolidated Condensed Financial Statements.

*	Filed herewith.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated: May 15, 2020	By:	/s/ CHRISTOPHER ZOSH
Christopher Zosh
Vice President of Finance
(Principal Executive and Principal Financial Officer)