Form 10-Q
period 2020-06-30
CLEVELAND BIOLABS INC
filed 2020-08-14
CIK 1318641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 24, 2020, there were 13,016,387 shares outstanding of the registrant’s common stock, par value $0.005 per share.

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires, the terms "Cleveland BioLabs," the "Company," "CBLI," "we," "us" and "our" refer to Cleveland BioLabs, Inc. and its consolidated subsidiaries, BioLab 612, LLC and Panacela Labs, Inc. Our common stock, par value $0.005 per share, is referred to as "common stock."

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,409,310	$1,126,124
Short-term investments	357,391	452,301
Accounts receivable	246,552	378,865
Other current assets	56,751	45,381
Total current assets	4,070,004	2,002,671
Equipment, net	9,233	15,514
Other long-term assets	-	18,667
Total assets	$4,079,237	$2,036,852
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$301,618	$263,573
Accrued expenses	210,223	782,579
Accrued warrant liability	275,494	6,414
Total current liabilities	787,335	1,052,566
Non-current liabilities	—	—
Total liabilities	787,335	1,052,566
Stockholders’ equity:
Preferred stock, $.005 par value; 1,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $.005 par value; 25,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 12,927,988 and 11,298,239 shares issued and outstanding as of June 30, 2020 and December 31, 2019	64,163	56,487
Additional paid-in capital	166,503,441	163,161,523
Accumulated other comprehensive loss	(612,124)	(568,030)
Accumulated deficit	(167,663,942)	(166,705,572)
Total Cleveland BioLabs, Inc. stockholders’ deficit	(1,708,462)	(4,055,592)
Noncontrolling interest in stockholders’ equity	5,000,364	5,039,878
Total stockholders’ equity	3,291,902	984,286
Total liabilities and stockholders’ equity	$4,079,237	$2,036,852

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Grants and contracts	$63,255	$276,967	$219,297	$474,886
Operating expenses:
Research and development	170,007	599,578	388,215	1,112,999
General and administrative	485,439	448,991	867,605	923,661
Total operating expenses	655,446	1,048,569	1,255,820	2,036,660
Loss from operations	(592,191)	(771,602)	(1,036,523)	(1,561,774)
Other income (expense):
Interest and other income	508,811	25,930	511,711	18,282
Foreign exchange loss	(780)	(388)	(387)	(1,059)
Change in value of warrant liability	(292,385)	112,466	(453,074)	17,645
Total other income (expense)	215,646	138,008	58,250	34,868
Net loss	(376,545)	(633,594)	(978,273)	(1,526,906)
Net loss attributable to noncontrolling interests	6,707	16,766	19,903	37,135
Net loss attributable to Cleveland BioLabs, Inc.	$(369,838)	$(616,828)	$(958,370)	$(1,489,771)
Net loss attributable to common stockholders per share of common stock, basic and diluted	$(0.03)	$(0.05)	(0.08)	(0.13)
Weighted average number of shares used in calculating net loss per share, basic and diluted	11,947,364	11,298,239	11,651,761	11,298,239

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss including noncontrolling interests	$(376,545)	$(633,594)	$(978,273)	$(1,526,906)
Other comprehensive loss:
Foreign currency translation adjustment	44,395	14,580	(63,705)	55,330
Comprehensive loss including noncontrolling interests	(332,150)	(619,014)	(1,041,978)	(1,471,576)
Comprehensive loss attributable to noncontrolling interests	(7,305)	12,054	39,514	18,432
Comprehensive loss attributable to Cleveland BioLabs, Inc.	$(339,455)	$(606,960)	$(1,002,464)	$(1,453,144)

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Additional
	Common Stock		Treasury Stock		Paid-In
	Shares	Amount	Shares	Amount	Capital
Balance at December 31, 2018	11,298,239	$56,487	—	$—	$163,161,523
Exercise of warrants	—	—	—	—	—
Net loss	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at March 31, 2019	11,298,239	$56,487	—	$-	$163,161,523
Net loss	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at June 30, 2019	11,298,239	$56,487	—	$—	$163,161,523

Balance at December 31, 2019	11,298,239	$56,487	—	$-	$163,161,523
Exercise of warrants	105,000	53	—	—	504,853
Net loss	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at March 31, 2020	11,403,239	$56,540	—	$-	$163,666,376
Issuance of common stock, net of offering costs	1,515,878	7,579	—	—	2,775,846
Exercise of warrants	8,871	44	—	—	61,219
Net loss	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at June 30, 2020	12,927,988	$64,163	—	$—	$166,503,441

	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2018	$(611,370)	$(164,058,585)	$5,065,972	$3,614,027
Exercise of warrants	—	—	—	—
Net loss	—	(872,943)	(20,369)	(893,312)
Unrealized loss on short-term investments	—	—	—	—
Foreign currency translation	26,759	—	13,991	40,750
Balance at March 31, 2019	$(584,611)	$(164,931,528)	$5,059,594	$2,761,465
Net loss	—	(616,828)	(16,766)	(633,594)
Unrealized loss on short-term investments	—	—	—	—
Foreign currency translation	9,868	—	4,712	14,580
Balance at June 30, 2019	$(574,743)	$(165,548,356)	$5,047,540	$2,142,451

Balance at December 31, 2019	$(568,030)	$(166,705,572)	$5,039,878	$984,286
Exercise of warrants	—	—	—	504,906
Net loss	—	(588,532)	(13,196)	(601,728)
Unrealized loss on short-term investments	—	—	—	—
Foreign currency translation	(74,477)	—	(33,623)	(108,100)
Balance at March 31, 2020	$(642,507)	$(167,294,104)	$4,993,059	$779,364
Issuance of common stock, net of offering costs	—	—	—	2,783,425
Exercise of warrants	—	—	—	61,263
Net loss	—	(369,838)	(6,707)	(376,545)
Unrealized loss on short-term investments	—	—	—	—
Foreign currency translation	30,383	—	14,012	44,395
Balance at June 30, 2020	$(612,124)	$(167,663,942)	$5,000,364	$3,291,902

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(978,273)	$(1,526,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,928	7,529
Gain on equipment disposal	—	(37,250)
Accrued liability extinguishment	(501,892)	—
Change in value of warrant liability	453,074	(17,645)
Changes in operating assets and liabilities:
Accounts receivable and other current assets	120,157	(56,925)
Other long-term assets	18,667	11,849
Accounts payable and accrued expenses	(19,665)	33,453
Net cash used in operating activities	(902,004)	(1,585,895)
Cash flows from investing activities:
Purchase of short-term investments	(360,379)	(382,598)
Sale of short-term investments	403,624	535,637
Proceeds from sale of equipment	—	37,250
Net cash provided by investing activities	43,245	190,289
Cash flows from financing activities:
Issuance of common stock, net of offering costs	2,783,425	—
Exercise of warrants	382,215	—
Net cash provided by financing activities	3,165,640	—
Effect of exchange rate change on cash and equivalents	(23,695)	16,189
Increase (decrease) in cash and cash equivalents	2,283,186	(1,379,417)
Cash and cash equivalents at beginning of period	1,126,124	3,617,234
Cash and cash equivalents at end of period	$3,409,310	$2,237,817

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

In addition, the Company has an investment in Genome Protection, Inc. ("GPI") that is recorded under the equity method of accounting in the accompanying financial statements. The Company has not recorded its 50% share of the losses of GPI through June 30, 2020 as the impact would have reduced the Company's equity method investment in GPI below zero, and there are no requirements to fund the Company's share of these losses or contribute additional capital as of the date of these statements.

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

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to fairly present the financial position of the Company as of June 30, 2020, along with its results of operations for the three and six month periods ended June 30, 2020 and 2019 and cash flows for the six-month periods ended June 30, 2020 and 2019. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

At June 30, 2020, we had cash, cash equivalents and short-term investments of $3.8 million in the aggregate. Management believes this capital will be sufficient to support operations beyond one year from this filing. To ensure continuing operations beyond that point, management is evaluating all opportunities, including seeking additional capital through debt or equity financing, the sale or license of drug candidates, the sale of certain of our tangible and/or intangible assets, the sale of interests in our subsidiaries or joint ventures, obtaining additional government research funding, or entering into other strategic transactions. Management believes that sufficient sources of financing will be available to support operations into the future, however there can be no assurances at this time. These financial statements have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

Short-Term Investments

The Company’s short-term investments are classified as held to maturity and are recorded at amortized cost. Short-term investments consisted of $0.4 million in certificates of deposit owned by Panacela that have maturity dates falling beyond three months and less than one year. These investments are classified as held to maturity given the intent and ability to hold the investments to maturity. Realized gains and losses, and interest and dividends on short-term investments are recorded in our Consolidated Statement of Operations as Interest and Other Income. The cost of securities sold is based on the specific identification method.

Significant Customers and Accounts Receivable

The following table presents our revenue by customer, on a proportional basis, for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Customer	2020	2019	Variance	2020	2019	Variance
Department of Defense	86.8%	51.3%	35.5%	77.5%	43.3%	-34.2%
Incuron	13.2%	48.7%	(35.5)%	22.5%	56.7%	-34.2%
Total	100.0%	100.0%	—%	100.0%	100.0%	—%

Our current Department of Defense ("DoD") revenues come from development contracts that expire in 2020. Revenues from Incuron LLC, a company in which the Company previously owned an equity interest ("Incuron"), come from a service agreement.

Accounts receivable consist of amounts due under reimbursement contracts with these customers. The Company extends unsecured credit to the above customers under normal trade agreements, which generally require payment within 30 days.

Other Comprehensive Income (Loss)

The Company applies the Accounting Standards Codification ("Codification") on comprehensive income (loss) that requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period arising from transactions and other events and circumstances from non-owner sources. The following table presents the changes in accumulated other comprehensive loss for the six months ended June 30, 2020.

Gains and losses on foreign exchange translations
Beginning balance	$(568,030)
Other comprehensive income (loss) before reclassifications	(44,094)
Amounts reclassified from accumulated other comprehensive loss	—
Ending balance	$(612,124)

Accounting for Stock-Based Compensation

The Cleveland Biolabs, Inc. Equity Incentive Plan, adopted in 2018 (the "Plan"), authorizes CBLI to grant (i) options to purchase common stock, (ii) restricted or unrestricted stock units, and (iii) stock appreciation rights, so long as the exercise or grant price of each are at least equal to the fair market value of the stock on the date of grant. As of June 30, 2020, an aggregate of 597,557 shares of common stock were authorized for issuance under the Plan, of which a total of 507,644 shares of common stock remained available for future awards. In addition, a total of 89,913 shares of common stock reserved for issuance were subject to currently outstanding stock options granted under The Cleveland BioLabs, Inc. Equity Incentive Plan, as in effect prior to the 2018 amendment and restatement. A single participant cannot be awarded more than 100,000 shares annually. Awards granted under the Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term, and number of shares) under the Plan are specified in an award document, and approved by the Company’s board of directors or its management delegates.

The 2013 Employee Stock Purchase Plan (the "ESPP") provides a means by which eligible employees of the Company and certain designated related corporations may be given an opportunity to purchase shares of common stock. As of June 30, 2020, there are 725,000 shares of common stock reserved for purchase under the ESPP. The number of shares reserved for purchase under the ESPP increases on January 1 of each calendar year by the lesser of: (i) 10% of the total number of shares of common stock outstanding on December 31st of the preceding year, or (ii) 100,000 shares of common stock. The ESPP allows employees to use up to 15% of their compensation to purchase shares of common stock at an amount equal to 85% of the fair market value of the Company’s common stock on the offering date or the purchase date, whichever is less.

The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted where the vesting period is based on length of service or performance, while a Monte Carlo simulation model is used for estimating the fair value of stock options with market-based vesting conditions. No options were granted during the six months ended June 30, 2020 and June 30, 2019.

Income Taxes

No income tax expense was recorded for the three and six months ended June 30, 2020 and 2019 as the Company does not expect to have taxable income for 2020 and did not have taxable income in 2019. A full valuation allowance has been recorded against the Company’s net deferred tax asset.

At June 30, 2020, the Company had U.S. federal net operating loss carryforwards of approximately $146.7 million, of which $139.7 million begins to expire if not utilized by 2023, and $7.0 million, which has no expiration, and approximately $4.2 million of tax credit carryforwards, which begin to expire if not utilized by 2024. The Company also has state net operating loss carryforwards of approximately $92.6 million, which begin to expire if not utilized by 2027, and state tax credit carryforwards of approximately $0.3 million, which begin to expire if not utilized by 2022. The purchase of 6,459,948 shares of common stock by David Davidovich on July 9, 2015 resulted in Mr. Davidovich owning 60.2% of the Company at that time. We therefore believe it highly likely that this transaction will be viewed by the U.S. Internal Revenue Service as a change of ownership as defined by Section 382 of the Internal Revenue Code. Consequently, our ability to utilize approximately $124.8 million of U.S. federal net operating loss carryforwards, $3.65 million of U.S. tax credit carryforwards, approximately $73.4 million of state net operating loss carryforwards, and $0.3 million of state tax credit carryforwards, all of which occurred prior to July 9, 2015, are limited. As such, a significant portion of these carryforwards will likely expire before they can be utilized, even if the Company is able to generate taxable income that, except for the foregoing transaction, would have been sufficient to fully utilize these carryforwards.

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

The Company has excluded the following securities from the calculation of diluted net loss per share because all such securities were antidilutive for the periods presented. Additionally, there were no dilutive securities outstanding as of June 30, 2020.

	As of June 30,
Common Equivalent Securities	2020	2019
Warrants	1,068,494	327,253
Options	89,913	136,813
Total	1,158,407	464,066

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues for liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company recorded a revenue loss contingency of $544,000 in the fourth quarter of 2019 related to deposits paid to a supplier in support of our JWMRP contract (as defined below) which the Company may have been responsible for repaying to the DoD.  This amount was recorded as an accrued expense in the December 31, 2019 Consolidated Balance Sheet.  During July 2020, the Company settled with the supplier for repayment of the deposit.  The Company used the proceeds from the return of the deposit to repay the DoD in settlement of any outstanding contingent event.  Accordingly, the Company recorded an extinguishment of the accrued liability to other income in the amount of $501,892 during June 2020.

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

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$—	$—	$—	$—
Short-term investments	—	357,391	—	357,391
Total assets	$—	$357,391	$—	$357,391
Liabilities:
Accrued warrant liability	$—	$—	$275,494	$275,494

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$—	$—	$—	$—
Short-term investments	—	452,301	—	452,301
Total assets	$—	$452,301	$—	$452,301
Liabilities:
Accrued warrant liability	$—	$—	$6,414	$6,414

The Company uses the Black-Scholes model to measure the accrued warrant liability. The following are the assumptions used to measure the accrued warrant liability which were determined in a manner consistent with grants of options to purchase common stock:

	June 30, 2020	December 31, 2019
Stock Price	$2.57	$0.60
Exercise Price	$2.03 - $20.40	$3.64 - $20.40
Term in years	0.54 - 1.10	1.04 - 1.60
Volatility	210.64 - 279.43%	84.59 - 98.24%
Annual rate of quarterly dividends	—%	—%
Discount rate- bond equivalent yield	0.09 - 0.16%	1.58 - 1.59%

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 fair value measurements for the periods indicated:

	Three Months Ended	Three Months Ended
	June 30, 2020	June 30, 2019
	Accrued Warrant Liability	Accrued Warrant Liability
Beginning Balance	$44,412	$173,458
Total (gains) or losses, realized and unrealized, included in earnings (1)	292,385	(112,466)
Issuances	—	—
Settlements	(61,303)	—
Ending Balance	$275,494	$60,992

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
	Accrued Warrant Liability	Accrued Warrant Liability
Beginning Balance	$6,414	$78,637
Total (gains) or losses, realized and unrealized, included in earnings (1)	453,074	(17,645)
Issuances	—	—
Settlements	(183,994)	—
Ending Balance	$275,494	$60,992

(1)

Unrealized gains or losses related to the accrued warrant liability were included as change in value of accrued warrant liability. There were no realized gains or losses for the three and six months ended June 30, 2020 and 2019.

As of June 30, 2020 and December 31, 2019, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.

The Company considers the accrued warrant liability to be Level 3 because some of the inputs into the measurements are neither directly nor indirectly observable. The accrued warrant liability uses management’s estimate for the expected term. As of June 30, 2020, the Black-Scholes pricing model was used as the valuation technique for the accrued warrant liability and used the unobservable input for the expected term of 0.54 – 1.10 years.

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

4. Stockholders’ Equity

During June 2020, the Company raised $2.8 million in net proceeds from the issuance of 1,515,878 shares of common stock and 871,630 stock warrants.  The stock warrants were recorded as a equity instrument and valued at $1.0 million at the date of issuance utilizing the following Black-Scholes assumptions.

June 3, 2020
Stock Price	$1.65
Exercise Price	$2.03 - $2.62
Term in years	5.00
Volatility	98.20%
Annual rate of quarterly dividends	0%
Discount rate- bond equivalent yield	0.38%

Issuance costs amounted to $391,581.

The Company has granted options to purchase shares of common stock. The following is a summary of option award activity during the six months ended June 30, 2020:

	Total Stock Options Outstanding	Weighted Average Exercise Price per Share
December 31, 2019	136,105	$40.07
Granted	—	—
Vested	—	—
Forfeited, Canceled	(46,192)	54.64
June 30, 2020	89,913	$32.58

The following is a summary of outstanding stock options as of June 30, 2020:

	As of June 30, 2020
	Stock Options Outstanding	Vested Stock Options
Quantity	89,913	89,913
Weighted Average Exercise Price	$32.58	$32.58
Weighted Average Remaining Contractual Term (in Years)	3.43	3.43
Intrinsic Value	$—	$—

For the six months ended June 30, 2020 and 2019, the Company granted no stock options. As of June 30, 2020 and 2019, the total fair value of options vested was $0.

As of June 30, 2020, there was no total compensation cost not yet recognized related to unvested stock options.

5. Warrants

In connection with previous sales of the Company’s common stock and the issuance of debt instruments, warrants were issued which presently have exercise prices ranging from $2.03 to $20.40. The warrants expire between one and seven years from the date of grant, and are subject to the terms applicable in each agreement.

The following table summarizes the activity in our outstanding warrants since December 31, 2019:

	Number of Warrants	Weighted Average Exercise Price
December 31, 2019	327,253	$8.89
Granted	871,630	2.11
Exercised	(130,389)	2.03
Forfeited, Canceled	—	—
June 30, 2020	1,068,494	$3.85

6. Significant Alliances and Related Parties

Roswell Park Cancer Institute

The Company has entered into several agreements with Roswell Park Cancer Institute ("RPCI"), including: various sponsored research agreements, an exclusive license agreement and clinical trial agreements for the conduct of the Phase 1 entolimod oncology study and the Phase 1 Curaxin CBL0137 ("Curaxin") intravenous administration study. Additionally, the Company’s Chief Scientific Officer, or CSO, Dr. Andrei Gudkov, is the Senior Vice President of Research Technology and Innovation at RPCI. The Company incurred $0 and $1,197, and $57,951 and $57,951 in research and development expense to RPCI for the three and six months ended June 30, 2020 and 2019, respectively.

The Cleveland Clinic

CBLI has entered into an exclusive license agreement with The Cleveland Clinic pursuant to which CBLI was granted an exclusive license to The Cleveland Clinic’s research base underlying our therapeutic platform and certain product candidates licensed to Panacela. CBLI has the primary responsibility to fund all newly developed patents. However, The Cleveland Clinic retains ownership of those patents covered by the agreement. CBLI also agreed to use commercially diligent efforts to bring one or more products to market as soon as practical, consistent with sound and reasonable business practices and judgments. On August 6, 2018, CBLI sublicensed the intellectual property underlying entolimod's composition that CBLI licenses from The Cleveland Clinic to GPI. There were no milestone or royalty payments paid to The Cleveland Clinic during the three and six months ended June 30, 2020 and 2019.  The Company incurred $0 and $0, and $0 and $30,710 in research and development expense to The Cleveland Clinic during the three and six months ended June 30, 2020 and 2019, respectively.

Buffalo BioLabs and Incuron

Our CSO, Dr. Andrei Gudkov, has business relationships with Buffalo BioLabs, LLC ("BBL"), where Dr. Gudkov was a founder and currently serves as its uncompensated Principal Scientific Advisor. The Company recognized no research and development expense to BBL for the three and six months ended June 30, 2020 and 2019, respectively. The Company also recognized $0 and $0, and $9,255 and $20,808 from BBL as sublease and other income for the three and six months ended June 30, 2020 and June 30, 2019, respectively. Pursuant to our real estate sublease and equipment lease with BBL, the Company had gross accounts receivables of $6,285 and $224,491, and net accounts receivables of $6,285 and $22,340 from BBL at June 30, 2020 and 2019, respectively.

Dr. Gudkov is also an uncompensated member of the board of directors for Incuron. Pursuant to master service and development agreements we have with Incuron, the Company performs various research, business development, clinical advisory, and management services for Incuron. The Company recognized revenue of $8,347 and $49,357, and $134,964 and $269,031 for the three and six months ended June 30, 2020 and 2019, respectively. In addition, the Company recognized $0 and $0, and $1,134 and $2,268 from Incuron for sublease and other income for the three and six months ended June 30, 2020 and 2019, respectively. Pursuant to these agreements, the Company had accounts receivable of $139,357 and $135,720 from Incuron at June 30, 2020 and 2019, respectively.

Genome Protection

GPI incurred $13,440 and $26,880, and $47,425 and $94,850 in consultant expenses with members of the Company's Board of Directors and management team during the three and six months ended June 30, 2020 and 2019, respectively. The Company also recognized $0 and $0, and $0 and $3,031 in sublease and other income from GPI during the three and six months ended June 30, 2020 and 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations and other portions of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding our future financial position, business strategy, new products, budgets, liquidity, cash flows, projected costs, regulatory approvals, or the impact of any laws or regulations applicable to us, and plans and objectives of management for future operations, are forward-looking statements. The words "anticipate," "believe," "continue," "should," "estimate," "expect," "intend," "may," "plan," "project," "will," and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed here for various reasons. We discuss many of these risks in Item 1A under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019. Factors that may cause such differences include, but are not limited to, our need for additional financing to meet our business objectives; our history of operating losses; our ability to successfully develop, obtain regulatory approval for, and commercialize our products in a timely manner; our plans to research, develop and commercialize our product candidates; our ability to attract collaborators with development, regulatory and commercialization expertise; our plans and expectations with respect to future clinical trials and commercial scale-up activities; our reliance on third-party manufacturers of our product candidates; the size and growth potential of the markets for our product candidates, and our ability to serve those markets; the rate and degree of market acceptance of our product candidates; regulatory requirements and developments in the United States, the European Union and foreign countries; the performance of our third-party suppliers and manufacturers; the success of competing therapies that are or may become available; our ability to attract and retain key scientific or management personnel; our reliance on government funding for a significant portion of our operating costs and expenses; government contracting processes and requirements; the exercise of control over our company by our majority stockholder; our current noncompliance with the continued listing requirements of the NASDAQ Capital Market; the impact of the novel coronavirus ("COVID-19") pandemic on our business, operations and clinical development; the geopolitical relationship between the United States and the Russian Federation as well as general business, legal, financial and other conditions within the Russian Federation; our ability to obtain and maintain intellectual property protection for our product candidates; our potential vulnerability to cybersecurity breaches; and other factors discussed below and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Recent Developments

NASDAQ Listing Status

As previously disclosed, on February 18, 2020, the Company received written notification from the Listing Qualifications Staff (the "Staff") of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the Company’s continued non-compliance with Nasdaq Listing Rule 5550(b), which requires an issuer to maintain a minimum of $2,500,000 in stockholders’ equity (the "Rule"), the Company’s common stock would be delisted from the NASDAQ Capital Market on February 27, 2020 unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the "Panel"). The Company appealed Nasdaq’s determination at a hearing before the Panel on April 2, 2020. On May 1, 2020, the Panel granted the Company a further extension to August 17, 2020 in which to regain compliance with the Rule. If the Company does not regain compliance with the Rule by August 17, 2020, then Nasdaq will delist the Company’s common stock from The Nasdaq Capital Market.  As a result of the proceeds generated from the sale of the Issued Shares on June 1, 2020, the Company is reporting stockholders’ equity in excess of $2.5 million in the financial statements included in this Quarterly Report on Form 10-Q.  Accordingly, the Company believes that it is demonstrating compliance with the Rule.  However, there can be no assurance that the Company will otherwise be determined to be compliant with the Rule or other listing standards for the Nasdaq Capital Market.

Registered Direct Offering

On June 1, 2020, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with several institutional and accredited investors for the sale by the Company of 1,515,878 shares (the "Issued Shares") of the Company’s common stock at a purchase price of $2.0945 per share, in a registered direct offering. Concurrently with the sale of the Issued Shares, the Company also sold to the investors warrants to purchase up to an aggregate of 757,939 shares of common stock (the "Issued Warrants") under the Purchase Agreement. Subject to certain ownership limitations, the Issued Warrants are immediately exercisable at an exercise price equal to $2.033 per share of common stock, subject to customary adjustments as provided under the terms of the Issued Warrants. The Issued Warrants are exercisable for five years from the issuance date. The Company also issued warrants to purchase up to 113,691 shares of common stock to designees of H.C. Wainwright & Co., LLC, which served as placement agent for the offering (the "Placement Agent Warrants"). The Placement Agent Warrants have substantially the same terms as the Issued Warrants, except that the Placement Agent Warrants have an exercise price of $2.6181 per share and have a term of exercise of five years from the effective date of the offering. The closing of the sales of these securities under the Purchase Agreement occurred on June 3, 2020.

We received net proceeds of $2.8 million from the transaction, after deducting the placement agent’s fees and other estimated offering expenses, and excluding the proceeds, if any, from the cash exercise of the Issued Warrants. We intend to use the net proceeds from the offering for general corporate purposes, including sales and marketing expenses associated with our product candidates, funding of our development programs, payment of milestones pursuant to our license agreements, general and administrative expenses, acquisition or licensing of additional product candidates or businesses and working capital.

The Issued Shares (but not the Issued Warrants or shares of common stock issuable upon exercise of the Issued Warrants) were offered and sold by the Company under a prospectus supplement and accompanying prospectus filed with the SEC pursuant to an effective shelf registration statement on Form S-3, which was filed on May 21, 2020 and subsequently declared effective on May 29, 2020 (File No. 333-238578) (the "Form S-3 Registration Statement").

The Issued Warrants and the shares issuable upon exercise of the Issued Warrants are being sold and issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

COVID-19 Pandemic

The COVID-19 pandemic has continued to affect multiple countries, including the United States, where a national emergency was declared, and several European and Asian countries. The continued spread of COVID-19 in the United States and worldwide, as well as the government-ordered shutdown and shelter-in-place orders imposed to counter the pandemic, have led to severe disruptions to the global economy. In this connection, on March 20, 2020, the Governor of New York announced that 100% of the workforce of all businesses, excluding essential services, must stay home. During the effectiveness of this order , we have implemented a work-from-home policy for all employees based in our Buffalo, New York headquarters.  Under new applicable state orders, our offices may be occupied at 50% of their normal capacity if other safety precautions are taken, however, generally very few of our employees have returned to the office.  We are continuing to monitor the situation and will take such further action  as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees.  COVID-19 and the governmental responses to it may cause us to experience disruptions that could severely impact our business, operations, preclinical studies and clinical trials The global outbreak of COVID-19 continues to rapidly evolve and has begun to have indeterminable adverse effects on general commercial activity and the world economy. The extent to which COVID-19 may impact our business, research and development efforts, preclinical studies, clinical trials, prospects for regulatory approval of our drug candidates, and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, the extent and duration of travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business prospects and the value of our common stock.  Furthermore, if we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations.

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

Fair Value of Financial Instruments

We use the held-to-maturity accounting method to determine the fair value of certain cash equivalents and short-term investments in U.S. Treasury Notes or certificates of deposit. As of June 30, 2020, we held approximately $0.4 million in certificates of deposit which we classified as Level 2.

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

As of June 30, 2020, we held approximately $0.3 million in accrued expenses related to warrants to purchase common stock, which we classified as Level 3.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenue

Revenue decreased from approximately $0.28 million for the three months ended June 30, 2019 to approximately $0.06 million for the three months ended June 30, 2020, representing a decrease of approximately $0.22 million, or 77.2%. This decrease is primarily due to decreases in revenues from our service contract with Incuron and decreases in revenue from our JWMRP contract with the DoD for continued preclinical development of entolimod, offset in part by an increase in revenues from our PRMRP contract (as defined below) with the DoD for continued clinical development of entolimod. The decrease in Incuron service contract revenue is due to delays in clinical trial activities being undertaken by Incuron. Differences in our revenue sources, by program, between the years are set forth in the following table.

		Three Months Ended June 30,
Funding Source	Program	2020	2019	Variance
DoD	JWMRP Contract (1)	$44,544	$140,223	$(95,679)
DoD	PRMRP Contract (2)	10,364	1,780	8,584
Incuron	Service contract	8,347	134,964	(126,617)
		$63,255	$276,967	$(213,712)

(1)	The Congressionally Directed Medical Research Programs (CDMRP) Joint Warfighter Medical Research Program (JWMRP) contract was awarded on September 1, 2015.
(2)	The CDMRP Peer Reviewed Medical Research Program (PRMRP) grant was awarded effective as of September 30, 2015.

We anticipate our revenue over the next quarter will be derived solely from the active government grants and contracts, the funding for which will expire in the next quarter. We anticipate that DoD revenue will increase slightly in the next quarter compared to the current quarter as no further studies will be initiated under the active contracts and the Company works to complete the final reports for studies completed during the period of performance of the JWMRP and PRMRP Contracts. We anticipate a decrease in Incuron revenue as the service contract has not been extended. The following table sets forth information regarding our currently active grants and contracts:

				As of June 30, 2020
Funding Source	Program	Total Award Value	Funded Award Value	Cumulative Revenue	Funded Backlog	Unfunded Backlog
DoD	JWMRP Contract	$9,226,455	$4,162,866	$4,003,931	$158,935	$—
DoD	PRMRP Contract	6,573,992	221,686	214,345	7,341	—
		$15,800,447	$4,384,552	$4,218,276	$166,276	$—

As previously disclosed, contract modification with the DoD entered into during July 2020 that reduced the JWMRP and PRMRP funded awards from an aggregate of $15,800,447 to an aggregate of $4,384,552 has been reflected in the table above.

Research and Development Expenses

R&D expenses decreased from $0.60 million for the three months ended June 30, 2019 to $0.17 million for the three months ended June 30, 2020, representing a decrease of $0.43 million, or 71.6%. Variances in individual development programs are noted in the table below. The net decrease is primarily attributable to a $0.27 million decrease in R&D spending for biodefense applications of entolimod, and a $0.16 decrease in R&D spending on Curaxins. The decrease in spending for biodefense applications of entolimod is primarily due to comparison against the second quarter of  2019 during which certain studies that were completed in 2019 were still ongoing, as well as a reduction in personnel costs. The remaining variances are not significant.

	Three Months Ended June 30,
	2020	2019	Variance
Entolimod for Biodefense Applications	$163,505	$431,740	$(268,235)
CBLB612	—	(161)	161
Entolimod for Oncology Indications	—	92	(92)
	163,505	431,671	(268,166)
Curaxins	1,146	159,404	(158,258)
Panacela product candidates	5,356	8,503	(3,147)
Total research & development expenses	$170,007	$599,578	$(429,571)

General and Administrative Expenses

G&A expenses increased from $0.45 million for the three months ended June 30, 2019 to $0.49 million for the three months ended June 30, 2020, representing an increase of $0.04 million, or 8.1%. This increase consisted primarily of an increase of $0.20 million in professional fees in part due to the filing of the Company's Form S-3 Registration Statement, the capital-raising transaction that was consummated shortly thereafter, as well as other activities, offset in part by a $0.13 million decrease in personnel and consulting costs, a $0.02 million decrease in facilities costs, and a $0.01 million decrease in other costs.

Other Income and Expenses

Other income increased from $0.14 million of other income for the three months ended June 30, 2019 to $0.22 million of other income for the three months ended June 30, 2020, representing an other income increase of $0.08 million, or 56.3%. This increase was primarily related to an increase in other income of $0.5 million relating to the extinguishment of an accrued liability, offset by an increase in the non-cash loss related to the change in valuation of our warrant liability as a result of stock price changes.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenue

Revenue decreased from approximately $0.47 million for the six months ended June 30, 2019 to approximately $0.22 million for the six months ended June 30, 2020, representing a decrease of approximately $0.25 million, or 53.8%. This decrease is primarily due to decreases in revenues from our service contract with Incuron and JWMRP contract with the DoD for continued preclinical development of entolimod, offset in part by an increase in revenues from our PRMRP contract with the DoD for continued clinical development of entolimod. The decrease in Incuron service contract revenue is due to delays in clinical trial activities being undertaken by Incuron. Differences in our revenue sources, by program, between the years are set forth in the following table.

		Six Months Ended June 30,
Funding Source	Program	2020	2019	Variance
DoD	JWMRP Contract (1)	$113,555	$203,059	$(89,504)
DoD	PRMRP Contract (2)	56,385	2,797	53,588
Incuron	Service contract	49,357	269,030	(219,673)
		$219,297	$474,886	$(255,589)

(1)	The Congressionally Directed Medical Research Programs (CDMRP) Joint Warfighter Medical Research Program (JWMRP) contract was awarded on September 1, 2015.
(2)	The CDMRP Peer Reviewed Medical Research Program (PRMRP) grant was awarded effective as of September 30, 2015.

Research and Development Expenses

R&D expenses decreased from $1.11 million for the six months ended June 30, 2019 to $0.39 million for the six months ended June 30, 2020, representing a decrease of $0.72 million, or 65.1%. Variances in individual development programs are noted in the table below. The net decrease is primarily attributable to a $0.45 million decrease in R&D spending for biodefense applications of entolimod, and a $0.27 decrease in R&D spending on Curaxins. The decrease in spending for biodefense applications of entolimod is primarily due to comparison against the first six months of  2019 during which certain studies that were completed in 2019 were still ongoing, as well as a reduction in personnel costs. The remaining variances are not significant.

	Six Months Ended June 30,
	2020	2019	Variance
Entolimod for Biodefense Applications	$364,460	$801,924	$(437,464)
CBLB612	—	6,440	(6,440)
Entolimod for Oncology Indications	—	8,474	(8,474)
	364,460	816,838	(452,378)
Curaxins	12,690	280,817	(268,127)
Panacela product candidates	11,065	15,344	(4,279)
Total research & development expenses	$388,215	$1,112,999	$(724,784)

General and Administrative Expenses

G&A expenses decreased from $0.92 million for the six months ended June 30, 2019 to $0.87 million for the six months ended June 30, 2020, representing a decrease of $0.05 million, or 6.1%. This decrease consisted primarily of a $0.28 million decrease in personnel and consulting costs, and a $0.05 reduction in facilities costs, partially offset by a $0.19 million increase in professional fees associated with the filing of the Company's Form S-3 Registration Statement, the capital-raising transaction that was consummated shortly thereafter, as well as other activities and a $0.8 million increase in CBLI's property taxes compared to the quarter ended June 30, 2019, when we received a property tax refund.

Other Income and Expenses

Other income increased from $0.03 million of other income for the six months ended June 30, 2019 to $0.06 million of other income for the six months ended June 30, 2020, representing an increase in other income of $0.03 million, or 67.1%. This increase was primarily related to an increase in other income of $0.5 million relating to the extinguishment of an accrued liability, offset by an increase in the non-cash loss related to the change in valuation of our warrant liability as a result of stock price changes.

Liquidity and Capital Resources

We have incurred net losses of approximately $169 million from our inception through June 30, 2020. Historically, we have not generated, and do not expect to generate in the immediate future, revenue from sales of product candidates. Since our founding in 2003, we have funded our operations through a variety of means:

•     From inception through June 30, 2020, we have raised $147.9 million of net equity capital, including amounts received in connection with our June 2020 registered direct offering and from the exercise of options and warrants. We have also received $7.3 million in net proceeds from the issuance of long-term debt instruments;

 •     DoD and BARDA have funded grants and contracts totaling $49 million for the development of entolimod for its biodefense indication;

 •     The government of the Russian Federation has funded a series of our contracts totaling $17.3 million, based on the exchange rates in effect on the date of funding. These contracts included a requirement for us to contribute matching funds, which we have satisfied;

 •     We have been awarded $4.0 million in grants and contracts not described above, all of which have been recognized at June 30, 2020;

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

As discussed above, the Company filed the Form S-3 Registration Statement on May 21, 2020, which was subsequently declared effective on May 29, 2020 (File No. 333-238578).  The Form S-3 Registration Statement allows the Company to raise an aggregate of $50,000,000 of common stock, preferred stock, warrants and/or units, subject to the limitations on the use thereof by certain smaller public companies, giving the Company greater flexibility to access capital markets quickly.

We have incurred cumulative net losses and expect to incur additional losses related to our R&D activities. We do not have commercial products and have limited capital resources. At June 30, 2020, we had cash, cash equivalents and short-term investments of $3.8 million, which represents a increase of $2.2 million or 138.6% since the end of our last fiscal year. This increase was caused by our capital raise and warrant exercises, offset by our net cash used in operations of $0.9 million during the six months ended June 30, 2020. We expect our cash, cash equivalents, and short-term investments, along with the active government contracts described above, to fund our projected operating requirements and allow us to fund our operating plan, in each case, into August 2021. However, until we are able to commercialize our product candidates at a level that covers our cash expenses, we will need to raise substantial additional capital, which we may be unable to raise in sufficient amounts, when needed and at acceptable terms. Our plans with regard to these matters may include seeking additional capital through debt or equity financing, the sale or license of drug candidates, the sale of certain of our tangible and/or intangible assets, the sale of interests in our subsidiaries or joint ventures, obtaining additional government research funding, or entering into other strategic transactions. There can be no assurance that we will be able to obtain future financing on acceptable terms, obtain additional government financing for our operations, or enter into other strategic transactions. In addition, the recent outbreak of the novel coronavirus known as COVID-19 has significantly disrupted world financial markets, negatively impacted U.S. market conditions and may reduce opportunities for us to seek out additional funding. If we are unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30,
	2020	2019	Variance
Cash flows used in operating activities	$(902,004)	$(1,585,895)	$683,891
Cash flows provided by investing activities	43,245	190,289	(147,044)
Cash flows provided by financing activities	3,165,640	—	3,165,640
Effect of exchange rate change on cash and equivalents	(23,695)	16,189	(39,884)
Increase (decrease) in cash and cash equivalents	2,283,186	(1,379,417)	3,662,603
Cash and cash equivalents at beginning of period	1,126,124	3,617,234	(2,491,110)
Cash and cash equivalents at end of period	$3,409,310	$2,237,817	$1,171,493

Operating Activities

Net cash used in operating activities decreased by $0.7 million to $0.9 million for the six months ended June 30, 2020 from $1.6 million for the six months ended June 30, 2019. Net cash used in operating activities for the period ending June 30, 2020 consisted of a reported net loss of $0.98 million, which was increased by $0.05 million of net non-cash operating activities, and offset by $0.1 million of changes in operating assets and liabilities. The $0.05 million of net non-cash operating activities was due primarily to $0.5 million of other income from an accrued liability extinguishment offset by a $0.45 million change in the valuation of our warrant liability. The $0.1 million of changes in operating assets and liabilities consisted primarily of a $0.1 million decrease in accounts receivable.

Net cash used in operating activities for the six months ended June 30, 2019 of $1.6 million consisted of a reported net loss of $1.5 million, which was increased by $0.05 million of net non-cash operating activities, and further increased by $0.01 million of changes in operating assets and liabilities. The $0.05 million of net non-cash operating activities was due primarily to changes in the valuation of our warrant liability and a gain on disposal of equipment. The $0.01 million of changes in operating assets and liabilities consisted primarily of a $0.06 million increase in accounts receivable offset by a $0.03 million increase in accounts payable and accrued expenses.

Investing Activities

Net cash provided by investing activities decreased by $0.15 million to $0.04 million for the six months ended June 30, 2020 from $0.19 million for the six months ended June 30, 2019. The net cash provided by investing activities for the six months ended June 30, 2020 consisted of $0.04 million of net sales of short-term investments. Net cash provided by investing activities for the six months ended June 30, 2019 consisted of $0.15 million of net sales of short-term investments and $0.04 million from the sale of equipment.

Financing Activities

Net cash provided by financing activities increased by $3.2 million for the six months ended June 30, 2020 from $0.00 million for the six months ended June 30, 2019 due to an issuance of common stock and a cash payment from the exercise of warrants during the six months ended June 30, 2020.

Impact of Exchange Rate Fluctuations

Our reported financial results are affected by changes in foreign currency exchange rates between the U.S. dollar and the Russian ruble. Between January 1, 2020 and June 30, 2020, this rate fluctuated by 13.0%. For calendar year 2019, this rate fluctuated by 10.9%. Translation gains or losses result primarily from the impact of exchange rate fluctuations on the reported U.S. dollar equivalent of ruble-denominated cash and cash equivalents, and short-term investments. Variances in the exchange rate for these items have not been realized; as such the resulting gains or losses are recorded as other comprehensive income or loss in the equity section of the balance sheet.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting company filers.

Item 4. Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our Vice President of Finance (performing the functions of the Company's principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2020. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Vice President of Finance (performing the functions of the Company's principal executive officer and principal financial officer) concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Vice President of Finance (performing the functions of the Company's principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure due to the material weakness described below.

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

Changes in Internal Control over Financial Reporting

Other than the mitigating controls referenced above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of June 30, 2020, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows, or that are required to be disclosed under the rules of the SEC.

Item 1A. Risk Factors

Not required for smaller reporting company filers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 29, 2020, the Company issued 8,871 shares of its common stock upon the exercise of previously outstanding warrants to purchase an aggregate of 25,389 shares of common stock.  The exercise was made on a “cashless” basis pursuant to the terms of the warrants, and accordingly, the Company did not receive any proceeds upon such exercise. The exercise of the warrants did not involve any underwriters, underwriting discounts or commissions, or any public offering, and the Company believes that such transactions were exempt from the registration requirements of the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

On July 15, 2020, the Company issued 82,399 shares of its common stock upon the exercise of previously outstanding warrants to purchase an aggregate of 94,404 shares of common stock.  In connection with such exercise, the Company amended the warrant to lower the exercise price thereof pursuant to that certain Settlement and General Release Agreement (the “Release Agreement”) between the Company and the holder of such warrant. The parties to the Release Agreement also each released one another from any liabilities arising out of the warrants. The exercise was made on a “cashless” basis pursuant to the terms of the warrants and the Release Agreement, and accordingly, the Company did not receive any proceeds upon such exercise. The exercise of the warrants did not involve any underwriters, underwriting discounts or commissions, or any public offering, and the Company believes that such transactions were exempt from the registration requirements of the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

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

3.8	Second Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 5, 2007).

3.9	Amendment to Second Amended and Restated By-Laws of Cleveland BioLabs, Inc. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 18, 2015).

4.1	Form of Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 3, 2020).

4.2	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on June 3, 2020).

4.3*	Settlement and General Release Agreement, dated as of July 15, 2020, between Cleveland BioLabs, Inc. and Alpha Capital Anstalt

10.1	Form of Securities Purchase Agreement, dated as of June 1, 2020, between Cleveland BioLabs, Inc. and the purchasers named therein (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 3, 2020).

10.2	Award/Contract W81XWH-15-0101 modification dated July 31, 2020 issued by USA Med Research ACQ Activity (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 31, 2020).

10.3*	Award/Contract W81XWH-15-0570 modification dated July 31, 2020 issued by USA Med Research ACQ Activity

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Christopher Zosh.

32.1*	Certification pursuant to 18 U.S.C. Section 1350.

101.1

The following information from CBLI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of June 30, 2020 and December 31, 2019; (ii) Consolidated Condensed Statements of Operations for the Three and Six Months Ended June 30, 2020 and 2019; (iii) Consolidated Condensed Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2020 and 2019; (iv) Consolidated Condensed Statement of Stockholders’ Equity for the Six Months Ended June 30, 2020 and 2019; (v) Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019; and (vi) Notes to Consolidated Condensed Financial Statements.

*	Filed herewith.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated: August 14, 2020	By:	/s/ CHRISTOPHER ZOSH
Christopher Zosh
Vice President of Finance
(Principal Executive and Principal Financial Officer)