Form 10-Q
period 2020-09-30
CLEVELAND BIOLABS INC
filed 2020-11-16
CIK 1318641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 20, 2020, there were 13,336,440 shares outstanding of the registrant’s common stock, par value $0.005 per share.

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires, the terms "Cleveland BioLabs," the "Company," "CBLI," "we," "us" and "our" refer to Cleveland BioLabs, Inc. and its consolidated subsidiaries, BioLab 612, LLC and Panacela Labs, Inc. Our common stock, par value $0.005 per share, is referred to as "common stock."

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,721,113	$1,126,124
Short-term investments	313,737	452,301
Accounts receivable	135,207	378,865
Other current assets	54,862	45,381
Total current assets	3,224,919	2,002,671
Equipment, net	6,369	15,514
Other long-term assets	—	18,667
Total assets	$3,231,288	$2,036,852
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$280,559	$263,573
Accrued expenses	187,882	782,579
Deferred revenue	6,825	—
Accrued warrant liability	8,607	6,414
Total current liabilities	483,873	1,052,566
Non-current liabilities	—	—
Total liabilities	483,873	1,052,566
Stockholders’ equity:
Preferred stock, $.005 par value; 1,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $.005 par value; 25,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 13,016,387 and 11,298,239 shares issued and outstanding as of September 30, 2020 and December 31, 2019	65,077	56,487
Additional paid-in capital	166,764,577	163,161,523
Accumulated other comprehensive loss	(645,022)	(568,030)
Accumulated deficit	(168,409,330)	(166,705,572)
Total Cleveland BioLabs, Inc. stockholders’ deficit	(2,224,698)	(4,055,592)
Noncontrolling interest in stockholders’ equity	4,972,113	5,039,878
Total stockholders’ equity	2,747,415	984,286
Total liabilities and stockholders’ equity	$3,231,288	$2,036,852

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Grants and contracts	$43,645	$269,635	$262,942	$744,521
Operating expenses:
Research and development	117,844	262,410	506,059	1,375,409
General and administrative	698,896	525,621	1,566,501	1,449,281
Total operating expenses	816,740	788,031	2,072,560	2,824,690
Loss from operations	(773,095)	(518,396)	(1,809,618)	(2,080,169)
Other income (expense):
Interest and other income	(2,834)	14,246	508,878	32,528
Foreign exchange loss	(370)	251	(757)	(808)
Change in value of warrant liability	18,337	36,532	(434,737)	54,176
Total other income (expense)	15,133	51,029	73,384	85,896
Net loss	(757,962)	(467,367)	(1,736,234)	(1,994,273)
Net loss attributable to noncontrolling interests	12,574	17,448	32,477	54,583
Net loss attributable to Cleveland BioLabs, Inc.	$(745,388)	$(449,919)	$(1,703,757)	$(1,939,690)
Net loss attributable to common stockholders per share of common stock, basic and diluted	$(0.06)	$(0.04)	(0.14)	(0.17)
Weighted average number of shares used in calculating net loss per share, basic and diluted	13,002,452	11,298,239	12,103,899	11,298,239

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss including noncontrolling interests	$(757,962)	$(467,367)	$(1,736,234)	$(1,994,273)
Other comprehensive loss:
Foreign currency translation adjustment	(48,575)	(11,994)	(112,280)	43,336
Comprehensive loss including noncontrolling interests	(806,537)	(479,361)	(1,848,514)	(1,950,937)
Comprehensive loss attributable to noncontrolling interests	28,251	21,281	67,765	39,713
Comprehensive loss attributable to Cleveland BioLabs, Inc.	$(778,286)	$(458,080)	$(1,780,749)	$(1,911,224)

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Additional
	Common Stock		Treasury Stock		Paid-In
	Shares	Amount	Shares	Amount	Capital
Balance at December 31, 2018	11,298,239	$56,487	—	$—	$163,161,523
Exercise of warrants	—	—	—	—	—
Net loss	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at March 31, 2019	11,298,239	$56,487	—	$-	$163,161,523
Net loss	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at June 30, 2019	11,298,239	$56,487	—	$—	$163,161,523
Unrealized loss on short-term investments	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at September 30, 2019	11,298,239	$56,487	—	$—	$163,161,523

Balance at December 31, 2019	11,298,239	$56,487	—	$-	$163,161,523
Exercise of warrants	105,000	525	—	—	504,381
Net loss	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at March 31, 2020	11,403,239	$57,012	—	$-	$163,665,904
Issuance of common stock, net of offering costs	1,515,878	7,579	—	—	2,775,846
Exercise of warrants	8,871	44	—	—	61,219
Net loss	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at June 30, 2020	12,927,988	$64,635	—	$—	$166,502,969
Issuance of common stock, net of offering costs	6,000	30	—	—	13,470
Exercise of warrants	82,399	412	—	—	248,138
Net loss	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at September 30, 2020	13,016,387	$65,077	—	$—	$166,764,577

	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2018	$(611,370)	$(164,058,585)	$5,065,972	$3,614,027
Exercise of warrants	—	—	—	—
Net loss	—	(872,943)	(20,369)	(893,312)
Unrealized loss on short-term investments	—	—	—	—
Foreign currency translation	26,759	—	13,991	40,750
Balance at March 31, 2019	$(584,611)	$(164,931,528)	$5,059,594	$2,761,465
Net loss	—	(616,828)	(16,766)	(633,594)
Unrealized loss on short-term investments	—	—	—	—
Foreign currency translation	9,868	—	4,712	14,580
Balance at June 30, 2019	$(574,743)	$(165,548,356)	$5,047,540	$2,142,451
Unrealized loss on short-term investments	1,841	—	—	1,841
Foreign currency translation	(110,910)	—	(54,060)	(164,970)
Balance at September 30, 2019	$(683,812)	$(167,238,676)	$4,951,308	$246,830

Balance at December 31, 2019	$(568,030)	$(166,705,572)	$5,039,878	$984,286
Exercise of warrants	—	—	—	504,906
Net loss	—	(588,532)	(13,196)	(601,728)
Unrealized loss on short-term investments	—	—	—	—
Foreign currency translation	(74,477)	—	(33,623)	(108,100)
Balance at March 31, 2020	$(642,507)	$(167,294,104)	$4,993,059	$779,364
Issuance of common stock, net of offering costs	—	—	—	2,783,425
Exercise of warrants	—	—	—	61,263
Net loss	—	(369,838)	(6,707)	(376,545)
Unrealized loss on short-term investments	—	—	—	—
Foreign currency translation	30,383	—	14,012	44,395
Balance at June 30, 2020	$(612,124)	$(167,663,942)	$5,000,364	$3,291,902
Issuance of common stock, net of offering costs	—	—	—	13,500
Exercise of warrants	—	—	—	248,550
Net loss	—	(745,388)	(12,574)	(757,962)
Unrealized loss on short-term investments	—	—	—	—
Foreign currency translation	(32,898)	—	(15,677)	(48,575)
Balance at September 30, 2020	$(645,022)	$(168,409,330)	$4,972,113	$2,747,415

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,736,234)	$(1,994,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,792	10,303
Gain on equipment disposal	—	(43,300)
Noncash compensation	13,500
Accrued liability extinguishment	(501,892)	—
Change in value of warrant liability	434,737	(54,176)
Changes in operating assets and liabilities:
Accounts receivable and other current assets	232,374	77,152
Other long-term assets	18,667	11,858
Accounts payable and accrued expenses	(54,605)	(306,499)
Net cash used in operating activities	(1,584,661)	(2,298,935)
Cash flows from investing activities:
Purchase of short-term investments	(353,218)	(806,713)
Sale of short-term investments	395,605	921,957
Proceeds from sale of equipment	—	43,300
Net cash provided by investing activities	42,387	158,544
Cash flows from financing activities:
Issuance of common stock, net of offering costs	2,783,425	—
Exercise of warrants	382,215	—
Net cash provided by financing activities	3,165,640	—
Effect of exchange rate change on cash and equivalents	(28,377)	10,545
Increase (decrease) in cash and cash equivalents	1,594,989	(2,129,846)
Cash and cash equivalents at beginning of period	1,126,124	3,617,234
Cash and cash equivalents at end of period	$2,721,113	$1,487,388

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

In addition, the Company has an investment in Genome Protection, Inc. ("GPI") that is recorded under the equity method of accounting in the accompanying financial statements. The Company has not recorded its 50% share of the losses of GPI through September 30, 2020 as the impact would have reduced the Company's equity method investment in GPI below zero, and there are no requirements to fund the Company's share of these losses or contribute additional capital as of the date of these statements.

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

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to fairly present the financial position of the Company as of September 30, 2020, along with its results of operations for the three and nine month periods ended September 30, 2020 and 2019 and cash flows for the nine-month periods ended September 30, 2020 and 2019. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

At September 30, 2020, we had cash, cash equivalents and short-term investments of $3.0 million in the aggregate. Management believes this capital will be sufficient to support operations beyond one year from this filing. To ensure continuing operations beyond that point, management is evaluating all opportunities, including seeking additional capital through debt or equity financing, the sale or license of drug candidates, the sale of certain of our tangible and/or intangible assets, the sale of interests in our subsidiaries or joint ventures, obtaining additional government research funding, or entering into other strategic transactions. Management believes that sufficient sources of financing will be available to support operations into the future, however there can be no assurances at this time. These financial statements have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

Short-Term Investments

The Company’s short-term investments are classified as held to maturity and are recorded at amortized cost. Short-term investments consisted of $0.3 million in certificates of deposit owned by Panacela that have maturity dates falling beyond three months and less than one year. These investments are classified as held to maturity given the intent and ability to hold the investments to maturity. Realized gains and losses, and interest and dividends on short-term investments are recorded in our Consolidated Statement of Operations as Interest and Other Income. The cost of securities sold is based on the specific identification method.

Significant Customers and Accounts Receivable

The following table presents our revenue by customer, on a proportional basis, for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Customer	2020	2019	Variance	2020	2019	Variance
Department of Defense	100.0%	90.0%	10.0%	81.2%	60.2%	-21.0%
Incuron	0.0%	10.0%	(10.0)%	18.8%	39.8%	-21.0%
Total	100.0%	100.0%	—%	100.0%	100.0%	—%

Our current Department of Defense ("DoD") revenues come from development contracts that expire in 2020. Revenues from Incuron LLC, a company in which the Company previously owned an equity interest ("Incuron"), comes from a service agreement.

Accounts receivable consist of amounts due under reimbursement contracts with these customers. The Company extends unsecured credit to the above customers under normal trade agreements, which generally require payment within 30 days.

Other Comprehensive Income (Loss)

The Company applies the Accounting Standards Codification ("Codification") on comprehensive income (loss) that requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period arising from transactions and other events and circumstances from non-owner sources. The following table presents the changes in accumulated other comprehensive loss for the nine months ended September 30, 2020.

Gains and losses on foreign exchange translations
Beginning balance	$(568,030)
Other comprehensive income (loss) before reclassifications	(76,992)
Amounts reclassified from accumulated other comprehensive loss	—
Ending balance	$(645,022)

Accounting for Stock-Based Compensation

The Cleveland Biolabs, Inc. Equity Incentive Plan, adopted in 2018 (the "Plan"), authorizes CBLI to grant (i) options to purchase common stock, (ii) restricted or unrestricted stock units, and (iii) stock appreciation rights, so long as the exercise or grant price of each are at least equal to the fair market value of the stock on the date of grant. As of September 30, 2020, an aggregate of 597,557 shares of common stock were authorized for issuance under the Plan, of which a total of 520,678 shares of common stock remained available for future awards. In addition, a total of 76,879 shares of common stock reserved for issuance were subject to currently outstanding stock options granted under The Cleveland BioLabs, Inc. Equity Incentive Plan, as in effect prior to the 2018 amendment and restatement. A single participant cannot be awarded more than 100,000 shares annually. Awards granted under the Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term, and number of shares) under the Plan are specified in an award document, and approved by the Company’s board of directors or its management delegates.

The 2013 Employee Stock Purchase Plan (the "ESPP") provides a means by which eligible employees of the Company and certain designated related corporations may be given an opportunity to purchase shares of common stock. As of September 30, 2020, there are 725,000 shares of common stock reserved for purchase under the ESPP. The number of shares reserved for purchase under the ESPP increases on January 1 of each calendar year by the lesser of: (i) 10% of the total number of shares of common stock outstanding on December 31st of the preceding year, or (ii) 100,000 shares of common stock. The ESPP allows employees to use up to 15% of their compensation to purchase shares of common stock at an amount equal to 85% of the fair market value of the Company’s common stock on the offering date or the purchase date, whichever is less.

The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted where the vesting period is based on length of service or performance, while a Monte Carlo simulation model is used for estimating the fair value of stock options with market-based vesting conditions. No options were granted during the nine months ended September 30, 2020 and September 30, 2019.

Income Taxes

No income tax expense was recorded for the three and nine months ended September 30, 2020 and 2019 as the Company does not expect to have taxable income for 2020 and did not have taxable income in 2019. A full valuation allowance has been recorded against the Company’s net deferred tax asset.

At September 30, 2020, the Company had U.S. federal net operating loss carryforwards of approximately $146.7 million, of which $139.7 million begins to expire if not utilized by 2023, and $7.0 million, which has no expiration, and approximately $4.2 million of tax credit carryforwards, which begin to expire if not utilized by 2024. The Company also has state net operating loss carryforwards of approximately $92.6 million, which begin to expire if not utilized by 2027, and state tax credit carryforwards of approximately $0.3 million, which begin to expire if not utilized by 2022. The purchase of 6,459,948 shares of common stock by David Davidovich on July 9, 2015 resulted in Mr. Davidovich owning 60.2% of the Company at that time. We therefore believe it highly likely that this transaction will be viewed by the U.S. Internal Revenue Service as a change of ownership as defined by Section 382 of the Internal Revenue Code. Consequently, our ability to utilize approximately $124.8 million of U.S. federal net operating loss carryforwards, $3.65 million of U.S. tax credit carryforwards, approximately $73.4 million of state net operating loss carryforwards, and $0.3 million of state tax credit carryforwards, all of which occurred prior to July 9, 2015, are limited. As such, a significant portion of these carryforwards will likely expire before they can be utilized, even if the Company is able to generate taxable income that, except for the foregoing transaction, would have been sufficient to fully utilize these carryforwards.

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

The Company has excluded the following securities from the calculation of diluted net loss per share because all such securities were antidilutive for the periods presented. Additionally, there were no dilutive securities outstanding as of September 30, 2020.

	As of September 30,
Common Equivalent Securities	2020	2019
Warrants	974,090	327,253
Options	76,879	136,289
Total	1,050,969	463,542

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

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$—	$—	$—	$—
Short-term investments	—	313,737	—	313,737
Total assets	$—	$313,737	$—	$313,737
Liabilities:
Accrued warrant liability	$—	$—	$8,607	$8,607

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$—	$—	$—	$—
Short-term investments	—	452,301	—	452,301
Total assets	$—	$452,301	$—	$452,301
Liabilities:
Accrued warrant liability	$—	$—	$6,414	$6,414

The Company uses the Black-Scholes model to measure the accrued warrant liability. The following are the assumptions used to measure the accrued warrant liability which were determined in a manner consistent with grants of options to purchase common stock:

	September 30, 2020	December 31, 2019
Stock Price	$1.97	$0.60
Exercise Price	$20.40	$3.64 - $20.40
Term in years	0.29	1.04 - 1.60
Volatility	231.64%	84.59 - 98.24%
Annual rate of quarterly dividends	—%	—%
Discount rate- bond equivalent yield	0.04%	1.58 - 1.59%

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 fair value measurements for the periods indicated:

	Three Months Ended	Three Months Ended
	September 30, 2020	September 30, 2019
	Accrued Warrant Liability	Accrued Warrant Liability
Beginning Balance	$275,494	$60,993
Total (gains) or losses, realized and unrealized, included in earnings (1)	(18,337)	(36,532)
Issuances	—	—
Settlements	(248,550)	—
Ending Balance	$8,607	$24,461

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
	Accrued Warrant Liability	Accrued Warrant Liability
Beginning Balance	$6,414	$78,637
Total (gains) or losses, realized and unrealized, included in earnings (1)	434,737	(54,176)
Issuances	—	—
Settlements	(432,544)	—
Ending Balance	$8,607	$24,461

(1)

Unrealized gains or losses related to the accrued warrant liability were included as change in value of accrued warrant liability. There were no realized gains or losses for the three and nine months ended September 30, 2020 and 2019.

As of September 30, 2020 and December 31, 2019, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.

The Company considers the accrued warrant liability to be Level 3 because some of the inputs into the measurements are neither directly nor indirectly observable. The accrued warrant liability uses management’s estimate for the expected term. As of September 30, 2020, the Black-Scholes pricing model was used as the valuation technique for the accrued warrant liability and used the unobservable input for the expected term of 0.29 years.

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

Issuance costs amounted to $391,581.

The Company has granted options to purchase shares of common stock. The following is a summary of option award activity during the nine months ended September 30, 2020:

	Total Stock Options Outstanding	Weighted Average Exercise Price per Share
December 31, 2019	136,105	$40.07
Granted	—	—
Vested	—	—
Forfeited, Canceled	(59,226)	55.29
September 30, 2020	76,879	$28.34

The following is a summary of outstanding stock options as of September 30, 2020:

	As of September 30, 2020
	Stock Options Outstanding	Vested Stock Options
Quantity	76,879	76,879
Weighted Average Exercise Price	$28.34	$28.34
Weighted Average Remaining Contractual Term (in Years)	3.46	3.46
Intrinsic Value	$—	$—

For the nine months ended September 30, 2020 and 2019, the Company granted no stock options. As of September 30, 2020 and 2019, the total fair value of options vested was $0.

As of September 30, 2020, there was no total compensation cost not yet recognized related to unvested stock options.

5. Warrants

In connection with previous sales of the Company’s common stock and the issuance of debt instruments, warrants were issued which presently have exercise prices ranging from $2.03 to $20.40. The warrants expire between one and seven years from the date of grant, and are subject to the terms applicable in each agreement.

The following table summarizes the activity in our outstanding warrants since December 31, 2019:

	Number of Warrants	Weighted Average Exercise Price
December 31, 2019	327,253	$8.89
Granted	871,630	2.11
Exercised	(224,793)	2.03
Forfeited, Canceled	—	—
September 30, 2020	974,090	$4.03

6. Significant Alliances and Related Parties

Roswell Park Cancer Institute

The Company has entered into several agreements with Roswell Park Cancer Institute ("RPCI"), including: various sponsored research agreements, an exclusive license agreement and clinical trial agreements for the conduct of the Phase 1 entolimod oncology study and the Phase 1 Curaxin CBL0137 ("Curaxin") intravenous administration study. Additionally, the Company’s Chief Scientific Officer, or CSO, Dr. Andrei Gudkov, is the Senior Vice President of Research Technology and Innovation at RPCI. The Company incurred $0 and $1,197, and $9,367 and $67,318 in research and development expense to RPCI for the three and nine months ended September 30, 2020 and 2019, respectively.

The Cleveland Clinic

CBLI has entered into an exclusive license agreement with The Cleveland Clinic pursuant to which CBLI was granted an exclusive license to The Cleveland Clinic’s research base underlying our therapeutic platform and certain product candidates licensed to Panacela. CBLI has the primary responsibility to fund all newly developed patents. However, The Cleveland Clinic retains ownership of those patents covered by the agreement. CBLI also agreed to use commercially diligent efforts to bring one or more products to market as soon as practical, consistent with sound and reasonable business practices and judgments. On August 6, 2018, CBLI sublicensed the intellectual property underlying entolimod's composition that CBLI licenses from The Cleveland Clinic to GPI. There were no milestone or royalty payments paid to The Cleveland Clinic during the three and nine months ended September 30, 2020 and 2019.  The Company incurred $0 and $0, and $0 and $30,710 in research and development expense to The Cleveland Clinic during the three and nine months ended September 30, 2020 and 2019, respectively.

Buffalo BioLabs and Incuron

Our CSO, Dr. Andrei Gudkov, has business relationships with Buffalo BioLabs, LLC ("BBL"), where Dr. Gudkov was a founder and currently serves as its uncompensated Principal Scientific Advisor. The Company recognized $0 and $0, and $129 and $129 in research and development expense to BBL for the three and nine months ended September 30, 2020 and 2019, respectively. The Company also recognized $0 and $0, and $0 and $20,808 from BBL as sublease and other income for the three and nine months ended September 30, 2020 and September 30, 2019, respectively. Pursuant to our real estate sublease and equipment lease with BBL, the Company had gross accounts receivables of $6,285 and $219,108, and net accounts receivables of $0 and $16,957 from BBL at September 30, 2020 and 2019, respectively.

Dr. Gudkov is also an uncompensated member of the board of directors for Incuron. Pursuant to master service and development agreements we have with Incuron, the Company performs various research, business development, clinical advisory, and management services for Incuron. The Company recognized revenue of $0 and $49,357, and $26,928 and $295,958 for the three and nine months ended September 30, 2020 and 2019, respectively. In addition, the Company recognized $0 and $0, and $0 and $2,268 from Incuron for sublease and other income for the three and nine months ended September 30, 2020 and 2019, respectively. Pursuant to these agreements, the Company had accounts receivable of $130,000 and $32,512 from Incuron at September 30, 2020 and 2019, respectively.

Genome Protection

GPI incurred $13,440 and $40,320, and $54,700 and $149,550 in consultant expenses with members of the Company's Board of Directors and management team during the three and nine months ended September 30, 2020 and 2019, respectively. The Company also recognized $0 and $0, and $1,178 and $4,209 in sublease and other income from GPI during the three and nine months ended September 30, 2020 and 2019, respectively.

7. Subsequent Events

Merger with Cytocom, Inc.

On October 16, 2020, the Company, High Street Acquisition Corp. ("Merger Sub"), a Delaware corporation and a wholly owned subsidiary of the Company, and Cytocom, Inc., a Delaware corporation ("Cytocom"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Cytocom, with Cytocom continuing as a wholly owned subsidiary of the Company and the surviving corporation of the merger (the "Merger"). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of Cytocom common stock, each outstanding share of Cytocom preferred stock that was not, by its terms, converted into shares of Cytocom common stock immediately prior to the effective time of the merger, and each vested restricted stock unit of Cytocom will be converted into the right to receive a number of shares of the Company’s common stock determined by the application of an exchange formula set forth in the Merger Agreement. The exchange formula provides that the total number of shares of the Company’s common stock to be issued as merger consideration for the Cytocom’s capital stock will, upon issuance, be equal to approximately 61% of the outstanding shares of the combined company’s common stock. Accordingly, under the exchange ratio formula in the Merger Agreement, as of immediately after the Merger, the former Cytocom stockholders are expected to own approximately 61% of the outstanding shares of the combined company’s common stock on a fully diluted basis and stockholders of the Company as of immediately prior to the Merger are expected to own approximately 39% of the outstanding shares of the combined company’s common stock on a fully diluted basis. Certain adjustments to this ratio will be made in respect of each party’s net cash at the time of the closing of the Merger, as determined in accordance with the Merger Agreement. Each unvested Cytocom restricted stock unit award will be converted into a restricted stock unit award of the Company. Immediately following the effective time of the Merger, the board of directors of the Company will consist of seven members, three of whom will be designated by the Company and four of whom will be designated by Cytocom. In addition, upon the closing of the Merger, Cytocom’s Chief Executive Officer, Michael Handley, will serve as Chief Executive Officer of the combined company. The closing of the Merger is subject to the satisfaction or waiver of certain conditions including, among other things, (i) the required approvals by the Company’s stockholders, (ii) the accuracy of the respective representations and warranties of each party, subject to certain materiality qualifications, (iii) compliance by the parties with their respective covenants, (iv) the absence of any law or order preventing the Merger and related transactions, (v) the shares of the Company’s common stock to be issued in the Merger being approved for listing (subject to official notice of issuance) on Nasdaq as of the closing and (vi) a registration statement on Form S-4 having become effective in accordance with the provisions of the Securities Act of 1933, as amended, and not being subject to any stop order or proceeding (or threatened proceeding by the SEC) seeking a stop order with respect to such registration statement that has not been withdrawn.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations and other portions of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding our future financial position, business strategy, new products, budgets, liquidity, cash flows, projected costs, regulatory approvals, or the impact of any laws or regulations applicable to us, plans and objectives of management for future operations, the expected ownership in the combined company of the former Cytocom securityholders and securityholders of the Company as of immediately prior to the Merger and governance of the combined company, are forward-looking statements. The words "anticipate," "believe," "continue," "should," "estimate," "expect," "intend," "may," "plan," "project," "will," and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed here for various reasons. We discuss many of these risks in Item 1A under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019. Factors that may cause such differences include, but are not limited to, the risk that the proposed merger may not be completed in a timely manner or at all, which may adversely affect the Company’s business and the price of Company’s common stock; the failure of either party to satisfy any of the conditions to the consummation of the proposed merger, including the approval of Company’s stockholders; uncertainties as to the timing of the consummation of the proposed merger; the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement; the effect of the announcement or pendency of the proposed merger on the Company’s business relationships, operating results and business generally; risks that the proposed merger disrupts current plans and operations and the potential difficulties in employee retention as a result of the proposed merger; risks related to diverting management’s attention from the Company’s ongoing business operations; the outcome of any legal proceedings that may be instituted against the Company related to the merger agreement or the proposed merger; unexpected costs, charges or expenses resulting from the proposed merger; our need for additional financing to meet our business objectives; our history of operating losses; our ability to successfully develop, obtain regulatory approval for, and commercialize our products in a timely manner; our plans to research, develop and commercialize our product candidates; our ability to attract collaborators with development, regulatory and commercialization expertise; our plans and expectations with respect to future clinical trials and commercial scale-up activities; our reliance on third-party manufacturers of our product candidates; the size and growth potential of the markets for our product candidates, and our ability to serve those markets; the rate and degree of market acceptance of our product candidates; regulatory requirements and developments in the United States, the European Union and foreign countries; the performance of our third-party suppliers and manufacturers; the success of competing therapies that are or may become available; our ability to attract and retain key scientific or management personnel; our reliance on government funding for a significant portion of our operating costs and expenses; government contracting processes and requirements; the exercise of control over our company by our majority stockholder; the impact of the novel coronavirus ("COVID-19") pandemic on our business, operations and clinical development; the geopolitical relationship between the United States and the Russian Federation as well as general business, legal, financial and other conditions within the Russian Federation; our ability to obtain and maintain intellectual property protection for our product candidates; our potential vulnerability to cybersecurity breaches; and other factors discussed below and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Recent Developments

Merger with Cytocom, Inc.

As previously disclosed, on October 16, 2020, the Company, High Street Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company ("Merger Sub"), and Cytocom, Inc., a Delaware corporation ("Cytocom"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Cytocom, with Cytocom continuing as a wholly owned subsidiary of the Company and the surviving corporation of the merger (the "Merger"). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of Cytocom common stock, each outstanding share of Cytocom preferred stock that was not, by its terms, converted into shares of Cytocom common stock immediately prior to the effective time of the merger, and each vested restricted stock unit of Cytocom will be converted into the right to receive a number of shares of the Company’s common stock determined by the application of an exchange formula set forth in the Merger Agreement. The exchange formula provides that the total number of shares of the Company’s common stock to be issued as merger consideration for the Cytocom’s capital stock will, upon issuance, be equal to approximately 61% of the outstanding shares of the combined company’s common stock. Accordingly, under the exchange ratio formula in the Merger Agreement, as of immediately after the Merger, the former Cytocom stockholders are expected to own approximately 61% of the outstanding shares of the combined company’s common stock on a fully diluted basis and stockholders of the Company as of immediately prior to the Merger are expected to own approximately 39% of the outstanding shares of the combined company’s common stock on a fully diluted basis. Certain adjustments to this ratio will be made in respect of each party’s net cash at the time of the closing of the Merger, as determined in accordance with the Merger Agreement. Each unvested Cytocom restricted stock unit award will be converted into a restricted stock unit award of the Company. Immediately following the effective time of the Merger, the board of directors of the Company will consist of seven members, three of whom will be designated by the Company and four of whom will be designated by Cytocom. In addition, upon the closing of the Merger, Cytocom’s Chief Executive Officer, Michael Handley, will serve as Chief Executive Officer of the combined company. The closing of the Merger is subject to the satisfaction or waiver of certain conditions including, among other things, (i) the required approvals by the Company’s stockholders, (ii) the accuracy of the respective representations and warranties of each party, subject to certain materiality qualifications, (iii) compliance by the parties with their respective covenants, (iv) the absence of any law or order preventing the Merger and related transactions, (v) the shares of the Company’s common stock to be issued in the Merger being approved for listing (subject to official notice of issuance) on Nasdaq as of the closing and (vi) a registration statement on Form S-4 having become effective in accordance with the provisions of the Securities Act of 1933, as amended, and not being subject to any stop order or proceeding (or threatened proceeding by the SEC) seeking a stop order with respect to such registration statement that has not been withdrawn.

NASDAQ Listing Status

As previously disclosed, on August 21, 2020, the Company received a letter from The Nasdaq Stock Market informing the Company that the Company had regained compliance with Nasdaq Listing Rule 5550(b), which requires that the Company maintain a minimum stockholders’ equity of at least $2.5 million (the "Rule"). As a result, the Nasdaq Hearings Panel (the "Panel") determined to continue the listing of the Company’s securities on The Nasdaq Stock Market. However, due to the marginal nature of compliance in the projections provided to the Panel and the staff of the Nasdaq Stock Market (the “Staff”) on August 17, 2020, the Staff has recommended, and the Panel has determined to impose, a Panel Monitor until February 10, 2021. The Company is under certain notification obligations during this time period, including the obligation to notify the Panel Monitor if it fails to comply with the Rule or any other applicable listing requirement. Additionally, if at any time during this time period the Company fails to satisfy any continued listing standard, the Panel will promptly conduct a hearing with respect to the deficiency, and the Company’s securities may be immediately delisted from The Nasdaq Stock Market.

COVID-19 Pandemic

The COVID-19 pandemic has continued to affect multiple countries, including the United States, where a national emergency was declared, and several European and Asian countries. The continued spread of COVID-19 in the United States and worldwide, as well as the government-ordered shutdown and shelter-in-place orders imposed to counter the pandemic, have led to severe disruptions to the global economy. In this connection, on March 20, 2020, the Governor of New York announced that 100% of the workforce of all businesses, excluding essential services, must stay home. During the effectiveness of this order , we implemented a work-from-home policy for all employees based in our Buffalo, New York headquarters.  Under new applicable state orders, our offices may be occupied at 50% of their normal capacity if other safety precautions are taken, however, generally very few of our employees have returned to the office.  We are continuing to monitor the situation and will take such further action  as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees.  COVID-19 and the governmental responses to it may cause us to experience disruptions that could severely impact our business, operations, preclinical studies and clinical trials. The global outbreak of COVID-19 continues to rapidly evolve and has begun to have indeterminable adverse effects on general commercial activity and the world economy. The extent to which COVID-19 may impact our business, research and development efforts, preclinical studies, clinical trials, prospects for regulatory approval of our drug candidates, and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, the extent and duration of travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business prospects and the value of our common stock.  Furthermore, if we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations.

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

Fair Value of Financial Instruments

We use the held-to-maturity accounting method to determine the fair value of certain cash equivalents and short-term investments in U.S. Treasury Notes or certificates of deposit. As of September 30, 2020, we held approximately $0.3 million in certificates of deposit which we classified as Level 2.

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

As of September 30, 2020, we held approximately $0.01 million in accrued expenses related to warrants to purchase common stock, which we classified as Level 3.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenue

Revenue decreased from approximately $0.27 million for the three months ended September 30, 2019 to approximately $0.04 million for the three months ended September 30, 2020, representing a decrease of approximately $0.23 million, or 83.8%. This decrease is primarily due to decreases in revenues from our JWMRP contract with the DoD for continued preclinical development of entolimod, decreases in revenue from our PRMRP contract (as defined below) with the DoD for continued clinical development of entolimod, and decreases in revenue from our service contract with Incuron during the fiscal quarter ended June 30, 2020. The decrease in Incuron service contract revenue is due to the expiration of our service contract with Incuron. Differences in our revenue sources, by program, between the years are set forth in the following table.

		Three Months Ended September 30,
Funding Source	Program	2020	2019	Variance
DoD	JWMRP Contract (1)	$43,130	$236,405	$(193,275)
DoD	PRMRP Contract (2)	515	6,302	(5,787)
Incuron	Service contract	-	26,928	(26,928)
		$43,645	$269,635	$(225,990)

(1)	The Congressionally Directed Medical Research Programs (CDMRP) Joint Warfighter Medical Research Program (JWMRP) contract was awarded on September 1, 2015.
(2)	The CDMRP Peer Reviewed Medical Research Program (PRMRP) grant was awarded effective as of September 30, 2015.

We anticipate a decrease in revenue from the DoD over the next quarter as the period of performance of the JWMRP and PRMRP Contracts has expired. We anticipate a decrease in Incuron revenue as the service contract has not been extended. The following table sets forth information regarding our revenues:

				As of September 30, 2020
Funding Source	Program	Total Award Value	Funded Award Value	Cumulative Revenue	Funded Backlog	Unfunded Backlog
DoD	JWMRP Contract	$9,226,455	$3,558,603	$3,558,603	$-	$—
DoD	PRMRP Contract	6,573,992	214,860	214,860	-	—
		$15,800,447	$3,773,463	$3,773,463	$-	$—

As previously disclosed, contract modifications with the DoD were entered into during the quarter that reduced the JWMRP and PRMRP funded awards from an aggregate of $15,800,447 to an aggregate of $3,773,463, as reflected in the table above.

Research and Development Expenses

R&D expenses decreased from $0.26 million for the three months ended September 30, 2019 to $0.12 million for the three months ended September 30, 2020, representing a decrease of $0.14 million, or 55.1%. Variances in individual development programs are noted in the table below. The net decrease is primarily attributable to a $0.12 million decrease in R&D spending for biodefense applications of entolimod, and a $0.03 decrease in R&D spending on Curaxins. The decrease in spending for biodefense applications of entolimod is primarily due to a reduction in personnel costs. The remaining variances are not significant.

	Three Months Ended September 30,
	2020	2019	Variance
Entolimod for Biodefense Applications	$109,726	$231,082	$(121,356)
CBLB612	—	(554)	554
Entolimod for Oncology Indications	—	(729)	729
	109,726	229,799	(120,073)
Curaxins	(4)	25,269	(25,273)
Panacela product candidates	8,122	7,342	780
Total research & development expenses	$117,844	$262,410	$(144,566)

General and Administrative Expenses

G&A expenses increased from $0.53 million for the three months ended September 30, 2019 to $0.70 million for the three months ended September 30, 2020, representing an increase of $0.17 million, or 33.0%. This increase consisted primarily of an increase of $0.16 million in professional fees in part for activities related to the potential Merger, and an increase of $0.15 million increase in other costs for cash awards to certain members of the Company's board of directors, offset in part by a $0.13 million decrease in personnel and consulting costs.

Other Income and Expenses

Other income decreased from $0.05 million of other income for the three months ended September 30, 2019 to $0.02 million of other income for the three months ended September 30, 2020, representing an other income decrease of $0.03 million, or 70.3%. This decrease primarily related to a decrease in non-cash income related to the change in valuation of our warrant liability as a result of stock price changes.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Revenue

Revenue decreased from approximately $0.74 million for the nine months ended September 30, 2019 to approximately $0.26 million for the nine months ended September 30, 2020, representing a decrease of approximately $0.48 million, or 64.7%. This decrease is primarily due to decreases in revenues from our service contract with Incuron and JWMRP contract with the DoD for continued preclinical development of entolimod, offset in part by an increase in revenues from our PRMRP contract with the DoD for continued clinical development of entolimod. The decrease in Incuron service contract revenue is due to delays in clinical trial activities being undertaken by Incuron as well as by the expiration of the service contract with Incuron during the fiscal quarter ended June 30, 2020. Differences in our revenue sources, by program, between the years are set forth in the following table.

		Nine Months Ended September 30,
Funding Source	Program	2020	2019	Variance
DoD	JWMRP Contract (1)	$156,685	$439,464	$(282,779)
DoD	PRMRP Contract (2)	56,900	9,099	47,801
Incuron	Service contract	49,357	295,958	(246,601)
		$262,942	$744,521	$(481,579)

(1)	The Congressionally Directed Medical Research Programs (CDMRP) Joint Warfighter Medical Research Program (JWMRP) contract was awarded on September 1, 2015.
(2)	The CDMRP Peer Reviewed Medical Research Program (PRMRP) grant was awarded effective as of September 30, 2015.

Research and Development Expenses

R&D expenses decreased from $1.38 million for the nine months ended September 30, 2019 to $0.51 million for the nine months ended September 30, 2020, representing a decrease of $0.87 million, or 63.2%. Variances in individual development programs are noted in the table below. The net decrease is primarily attributable to a $0.56 million decrease in R&D spending for biodefense applications of entolimod, and a $0.29 decrease in R&D spending on Curaxins. The decrease in spending for biodefense applications of entolimod is primarily due to comparison against the first nine months of  2019 during which certain studies that were completed in 2019 were still ongoing, as well as a reduction in personnel costs. The remaining variances are not significant.

	Nine Months Ended September 30,
	2020	2019	Variance
Entolimod for Biodefense Applications	$474,186	$1,033,006	$(558,820)
CBLB612	—	5,886	(5,886)
Entolimod for Oncology Indications	—	7,745	(7,745)
	474,186	1,046,637	(572,451)
Curaxins	12,686	306,086	(293,400)
Panacela product candidates	19,187	22,686	(3,499)
Total research & development expenses	$506,059	$1,375,409	$(869,350)

General and Administrative Expenses

G&A expenses increased from $1.5 million for the nine months ended September 30, 2019 to $1.6 million for the nine months ended September 30, 2020, representing an increase of $0.1 million, or 8.1%. This increase consisted primarily of a $0.36 million increase in professional fees associated with activities related to the potential Merger and the filing of the Company's Form S-3 Registration Statement, a $0.15 million increase in other costs for cash awards to certain members of the Company's board of directors, and $0.08 million increase in CBLI's property taxes compared to the quarter ended September 30, 2019 when we received a property tax refund, partially offset by a $0.36 million decrease in personnel and consulting costs, and a $0.05 reduction in facilities costs.

Other Income and Expenses

Other income decreased from $0.09 million of other income for the nine months ended September 30, 2019 to $0.07 million of other income for the nine months ended September 30, 2020, representing a decrease in other income of $0.02 million, or 14.6%. This decrease primarily related to a decrease in non-cash income related to the change in valuation of our warrant liability as a result of stock price changes.

Liquidity and Capital Resources

We have incurred net losses of approximately $168 million from our inception through September 30, 2020. Historically, we have not generated, and do not expect to generate in the immediate future, revenue from sales of product candidates. Since our founding in 2003, we have funded our operations through a variety of means:

•     From inception through September 30, 2020, we have raised $147.9 million of net equity capital, including amounts received in connection with our June 2020 registered direct offering and from the exercise of options and warrants. We have also received $7.3 million in net proceeds from the issuance of long-term debt instruments;

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

 •     We have been awarded $4.0 million in grants and contracts not described above, all of which have been recognized at September 30, 2020;

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

We have incurred cumulative net losses and expect to incur additional losses related to our R&D activities. We do not have commercial products and have limited capital resources. At September 30, 2020, we had cash, cash equivalents and short-term investments of $3.0 million, which represents a increase of $1.5 million, or 92.3%, since the end of our last fiscal year. This increase was caused by our capital raise and warrant exercises, offset by our net cash used in operations of $1.6 million during the nine months ended September 30, 2020. We expect our cash, cash equivalents, and short-term investments, to fund our projected operating requirements and allow us to fund our operating plan, in each case, into November 2021. However, until we are able to commercialize our product candidates at a level that covers our cash expenses, we will need to raise substantial additional capital, which we may be unable to raise in sufficient amounts, when needed and at acceptable terms. Our plans with regard to these matters may include seeking additional capital through debt or equity financing, the sale or license of drug candidates, the sale of certain of our tangible and/or intangible assets, the sale of interests in our subsidiaries or joint ventures, obtaining additional government research funding, or entering into other strategic transactions. There can be no assurance that we will be able to obtain future financing on acceptable terms, obtain additional government financing for our operations, or enter into other strategic transactions. In addition, the recent outbreak of the novel coronavirus known as COVID-19 has significantly disrupted world financial markets, negatively impacted U.S. market conditions and may reduce opportunities for us to seek out additional funding. If we are unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended September 30,
	2020	2019	Variance
Cash flows used in operating activities	$(1,584,661)	$(2,298,935)	$714,274
Cash flows provided by investing activities	42,387	158,544	(116,157)
Cash flows provided by financing activities	3,165,640	—	3,165,640
Effect of exchange rate change on cash and equivalents	(28,377)	10,545	(38,922)
Increase (decrease) in cash and cash equivalents	1,594,989	(2,129,846)	3,724,835
Cash and cash equivalents at beginning of period	1,126,124	3,617,234	(2,491,110)
Cash and cash equivalents at end of period	$2,721,113	$1,487,388	$1,233,725

Operating Activities

Net cash used in operating activities decreased by $0.7 million to $1.6 million for the nine months ended September 30, 2020 from $2.3 million for the nine months ended September 30, 2019. Net cash used in operating activities for the period ending September 30, 2020 consisted of a reported net loss of $1.7 million, which was increased by $0.04 million of net non-cash operating activities, and offset by $0.2 million of changes in operating assets and liabilities. The $0.04 million of net non-cash operating activities was due primarily to $0.5 million of other income from an accrued liability extinguishment offset by a $0.4 million change in the valuation of our warrant liability. The $0.2 million of changes in operating assets and liabilities consisted primarily of a $0.2 million decrease in accounts receivable, offset by a $0.05 million decrease in accounts payable and accrued expenses.

Net cash used in operating activities for the nine months ended September 30, 2019 of $2.3 million consisted of a reported net loss of $2.0 million, which was increased by $0.09 million of net non-cash operating activities, and further increased by $0.2 million of changes in operating assets and liabilities. The $0.09 million of net non-cash operating activities was due primarily to changes in the valuation of our warrant liability and a gain on disposal of equipment. The $0.2 million of changes in operating assets and liabilities consisted primarily of a $0.3 million decrease in accounts payable and accrued expenses, offset by a $0.08 million decrease in accounts receivable and other current assets.

Investing Activities

Net cash provided by investing activities decreased by $0.1 million to $0.04 million for the nine months ended September 30, 2020 from $0.2 million for the nine months ended September 30, 2019. The net cash provided by investing activities for the nine months ended September 30, 2020 consisted of $0.04 million of net sales of short-term investments. Net cash provided by investing activities for the nine months ended September 30, 2019 consisted of $0.1 million of net sales of short-term investments and $0.04 million from the sale of equipment.

Financing Activities

Net cash provided by financing activities increased by $3.2 million for the nine months ended September 30, 2020 from $0.00 million for the nine months ended September 30, 2019 due to an issuance of common stock and a cash payment from the exercise of warrants during the nine months ended September 30, 2020.

Impact of Exchange Rate Fluctuations

Our reported financial results are affected by changes in foreign currency exchange rates between the U.S. dollar and the Russian ruble. Between January 1, 2020 and September 30, 2020, this rate fluctuated by 28.7%. For calendar year 2019, this rate fluctuated by 10.9%. Translation gains or losses result primarily from the impact of exchange rate fluctuations on the reported U.S. dollar equivalent of ruble-denominated cash and cash equivalents, and short-term investments. Variances in the exchange rate for these items have not been realized; as such the resulting gains or losses are recorded as other comprehensive income or loss in the equity section of the balance sheet.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting company filers.

Item 4. Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our Vice President of Finance (performing the functions of the Company's principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2020. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Vice President of Finance (performing the functions of the Company's principal executive officer and principal financial officer) concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Vice President of Finance (performing the functions of the Company's principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure due to the material weakness described below.

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

Changes in Internal Control over Financial Reporting

Other than the mitigating controls referenced above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of September 30, 2020, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows, or that are required to be disclosed under the rules of the SEC.

Item 1A. Risk Factors

Risks Related to the Merger with Cytocom

The exchange ratio will not be adjusted based on the market price of our common stock so the merger consideration at the closing may have a greater or lesser value than at the time the Merger Agreement was signed.

At the effective time of the Merger, outstanding shares of Cytocom capital stock will be converted into shares of the Company’s common stock. Applying the exchange ratio, the former Cytocom securityholders immediately before the Merger are expected to own approximately 61% of the aggregate number of shares of the combined company’s common stock following the Merger on a fully diluted basis and our securityholders immediately before the Merger are expected to own approximately 39% of the aggregate number of shares of the combined company’s common stock following the Merger on a fully diluted basis. Certain adjustments to the exchange ratio will be made in respect of net cash, as determined in the Merger Agreement. Any changes in the market price of our stock before the completion of the Merger will not affect the number of shares Cytocom stockholders will be entitled to receive pursuant to the Merger Agreement. Therefore, if before the completion of the Merger, the market price of our common stock increases from the market price on the date of the Merger Agreement, then Cytocom stockholders could receive merger consideration with substantially more value for their shares of Cytocom capital stock than the parties had negotiated when they established the exchange ratio. Similarly, if before the completion of the Merger the market price of our common stock declines from the market price on the date of the Merger Agreement, then Cytocom stockholders could receive merger consideration with substantially lower value. The Merger Agreement does not include a price-based termination right.

Failure to complete the Merger may result in either the Company paying a termination fee and/or expense reimbursement amounts to Cytocom or Cytocom paying expense reimbursement amounts to us, which could harm the common stock price of our common stock and future business and operations of each company.

If the Merger is not completed, the Company and Cytocom are subject to the following risks:

●              if the Merger Agreement is terminated under specified circumstances, we may be required to pay Cytocom a termination fee of $300,000 and/or Cytocom’s expenses up to $200,000;

●              the price of our common stock may decline and could fluctuate significantly; and

●              costs related to the Merger, such as financial advisor, legal and accounting fees, which must be paid even if the Merger is not completed.

If the Merger Agreement is terminated and the board of directors of the Company or Cytocom determines to seek another business combination, there can be no assurance that either the Company or Cytocom will be able to find a partner with whom a business combination would yield greater benefits than the benefits to be provided under the Merger Agreement.

If the conditions to the Merger are not satisfied or waived, the Merger may not occur.

Even if the Merger is approved by the stockholders of Cytocom, specified conditions must be satisfied or waived to complete the Merger. These conditions are set forth in the Merger Agreement. The Company and Cytocom cannot assure you that all of the conditions to the consummation of the Merger will be satisfied or waived. If the conditions are not satisfied or waived, the Merger may not occur or the closing may be delayed, and the Company and Cytocom each may lose some or all of the intended benefits of the Merger.

The Merger may be completed even though a material adverse effect may result from the announcement of the Merger, industry-wide changes or other causes.

In general, neither we nor Cytocom is obligated to complete the Merger if there is a material adverse effect affecting the other party between October 16, 2020, the date of the Merger Agreement, and the closing of the Merger. However, certain types of changes are excluded from the concept of a “material adverse effect.” Such exclusions include but are not limited to changes in general economic or political conditions, industry wide changes, changes resulting from the announcement of the Merger, natural disasters, pandemics (including the COVID-19 pandemic), other public health events and changes in GAAP. Therefore, if any of these events were to occur impacting the Company or Cytocom, the other party would still be obliged to consummate the closing of the Merger. If any such adverse changes occur and the Company and Cytocom consummate the closing of the Merger, the stock price of the combined company may suffer. This in turn may reduce the value of the Merger to the stockholders of the Company, Cytocom or both.

Our stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Merger, our stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

If the Merger is not completed, the price of our common stock may decline significantly.

The market price of our common stock is subject to significant fluctuations. Market prices for securities of pharmaceutical, biotechnology and other life science companies have historically been particularly volatile. In addition, the market price of our common stock will likely be volatile based on whether stockholders and other investors believe that the Company can complete the Merger or otherwise raise additional capital to support our operations if the Merger is not consummated and another strategic transaction cannot be identified, negotiated and consummated in a timely manner, if at all. The volatility of the market price of our common stock is exacerbated by low trading volume. Additional factors that may cause the market price of our common stock to fluctuate include:

●              the initiation of, material developments in, or conclusion of litigation to enforce or defend its intellectual property rights or defend against claims involving the intellectual property rights of others;

●              the entry into, or termination of, key agreements, including commercial partner agreements;

●              announcements by commercial partners or competitors of new commercial products, clinical progress or lack thereof, significant contracts, commercial relationships or capital commitments;

●              adverse publicity relating to the combined company’s product candidates, including with respect to other products and potential products in that market;

●              the introduction of technological innovations or new therapies that compete with its future products;

●              the loss of key employees;

●              future sales of its common stock;

●              general and industry-specific economic conditions that may affect its research and development expenditures;

●              the failure to meet industry analyst expectations; and

●              period-to-period fluctuations in financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies.

Company and Cytocom securityholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the completion of the Merger as compared to their current ownership and voting interests in the respective companies.

After the completion of the Merger, the current stockholders of the Company and Cytocom will own a smaller percentage of the combined company than their ownership of their respective companies prior to the Merger. Immediately after the Merger, Company securityholders as of immediately prior to the Merger are expected to own approximately 39% of the outstanding shares of the combined company on a fully diluted basis and former Cytocom securityholders are expected to own approximately 61% of the outstanding shares of the combined company on a fully diluted basis. The Chief Executive Officer of Cytocom will serve as the Chief Executive Officer of the combined company following the completion of the Merger.

During the pendency of the Merger, the Company and Cytocom may not be able to enter into a business combination with another party on more favorable terms because of restrictions in the Merger Agreement, which could adversely affect their respective business prospects.

Covenants in the Merger Agreement impede the ability of the Company and Cytocom to make acquisitions during the pendency of the Merger, subject to specified exceptions. As a result, if the Merger is not completed, the parties may be at a disadvantage to their competitors during that period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, proposing, seeking or knowingly encouraging, facilitating or supporting any inquiries, indications of interest, proposals or offers that constitute or may reasonably be expected to lead to certain transactions involving a third party, including a merger, sale of assets or other business combination, subject to specified exceptions. Any such transactions could be favorable to such party’s stockholders, but the parties may be unable to pursue them.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the transactions contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each of the Company and Cytocom from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances. In addition, if the Company terminates the Merger Agreement under specified circumstances, the Company may be required to pay Cytocom a termination fee of $300,000 and in some circumstances one party may be required to pay the other party such party’s expenses up to

$200,000. This termination fee may discourage third parties from submitting competing proposals to the Company or its stockholders, and may cause our board of directors to be less inclined to recommend a competing proposal.

Because the lack of a public market for Cytocom’s capital stock makes it difficult to evaluate the fair market value of Cytocom’s capital stock, we may pay more than the fair market value of Cytocom’s capital stock and/or the stockholders of

Cytocom may receive consideration in the Merger that is less than the fair market value of Cytocom’s capital stock.

The outstanding capital stock of Cytocom is privately held and is not traded in any public market. The lack of a public market makes it difficult to determine the fair market value of Cytocom’s capital stock. Because the percentage of our equity to be issued to Cytocom stockholders was determined based on negotiations between the parties, it is possible that the value of our common stock to be received by Cytocom stockholders will be less than the fair market value of Cytocom’s capital stock, or the Company may pay more than the aggregate fair market value for Cytocom’s capital stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed, on July 15, 2020, the Company issued 82,399 shares of its common stock upon the exercise of previously outstanding warrants to purchase an aggregate of 94,404 shares of common stock.  In connection with such exercise, the Company amended the warrant to lower the exercise price thereof pursuant to that certain Settlement and General Release Agreement (the "Release Agreement") between the Company and the holder of such warrant. The parties to the Release Agreement also each released one another from any liabilities arising out of the warrants. The exercise was made on a “cashless” basis pursuant to the terms of the warrants and the Release Agreement, and accordingly, the Company did not receive any proceeds upon such exercise. The exercise of the warrants did not involve any underwriters, underwriting discounts or commissions, or any public offering, and the Company believes that such transactions were exempt from the registration requirements of the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are included as part of this report:

Exhibit Number	Description of Document

2.1*	Merger Agreement, dated as of October 16, 2020, among Cleveland Biolabs, Inc., High Street Acquisition Corp. and Cytocom, Inc. (Incorporated by reference to Exhibit 2.1 to Form 8-K filed October 19, 2020).

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

3.8	Second Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 5, 2007).

3.9	Amendment to Second Amended and Restated By-Laws of Cleveland BioLabs, Inc. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 18, 2015).

10.1	Consulting Agreement, dated as of August 10, 2020, between Cleveland BioLabs, Inc. and Sound Clinical Solutions, SP (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 14, 2020).

10.2**	Award/Contract W81XWH-15-0101 modification dated September 29, 2020 issued by USA Med Research ACQ Activity

10.3**	Award/Contract W81XWH-15-0570 modification dated September 29, 2020 issued by USA Med Research ACQ Activity

10.4	Consulting Agreement, dated as of October 11, 2020, between Cleveland BioLabs, Inc. and Andrei Gudkov, Ph.D., D. Sci. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 13, 2020).

10.5	Form of Voting and Support Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 19, 2020).

31.1**	Rule 13a-14(a)/15d-14(a) Certification of Christopher Zosh.

32.1**	Certification pursuant to 18 U.S.C. Section 1350.

101.1

The following information from CBLI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of September 30, 2020 and December 31, 2019; (ii) Consolidated Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019; (iii) Consolidated Condensed Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2020 and 2019; (iv) Consolidated Condensed Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2020 and 2019; (v) Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019; and (vi) Notes to Consolidated Condensed Financial Statements.

*	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules have been omitted. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

**	Filed herewith.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated: November 16, 2020	By:	/s/ CHRISTOPHER ZOSH
Christopher Zosh
Vice President of Finance
(Principal Executive and Principal Financial Officer)