Form 10-K
period 2020-12-31
CLEVELAND BIOLABS INC
filed 2021-03-22
CIK 1318641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.              ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2020, was $33,224,929. There were 15,468,945 shares of common stock outstanding as of March 1, 2021.

Cleveland BioLabs, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2020

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

We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed here for various reasons. Factors that could contribute to such differences include, but are not limited to:

•	the risk that the proposed merger with Cytocom, Inc. ("Cytocom") may not be completed in a timely manner or at all, which may adversely affect the Company’s business and the price of the Company’s common stock;

•	the failure of either the Company or Cytocom to satisfy any of the conditions to the consummation of the proposed merger, including the approval of the Company’s stockholders;

•	uncertainties as to the timing of the consummation of the proposed merger;

•	the occurrence of any event, change or circumstance that could give rise to the termination of the merger agreement;

•	the effect of the announcement or pendency of the proposed merger on the Company’s business relationships, operating results and business generally;

•	risks that the proposed merger disrupts current plans an operations;

•	risks related to diverting management’s attention from the Company’s ongoing business operations;

•	the outcome of any legal proceedings that may be instituted against the Company related to the merger agreement or the proposed merger;

•	unexpected costs, charges or expenses resulting from the proposed merger;

•	our need for additional financing to meet our business objectives;

•	our history of operating losses;

•	our ability to successfully develop, obtain regulatory approval for, and commercialize our products in a timely manner;

•	our plans to research, develop and commercialize our product candidates;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our plans and expectations with respect to future clinical trials and commercial scale-up activities;

•	our reliance on third-party manufacturers of our product candidates;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates;

•	regulatory requirements and developments in the United States, the European Union and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or may become available;

•	our ability to attract and retain key scientific or management personnel;

•	our reliance on government funding for a significant portion of our operating costs and expenses;

•	government contracting processes and requirements;

•	the exercise of control over our company by our largest stockholder;

•	our potential inability to remain in compliance with the continued listing requirements of the NASDAQ Capital Market;

•	the geopolitical relationship between the United States and the Russian Federation, as well as general business, legal, financial and other conditions within the Russian Federation;

•	our ability to obtain and maintain intellectual property protection for our product candidates;

•	our potential vulnerability to cybersecurity breaches; and

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

In 2015, following confirmation from the FDA on the sufficiency of our existing efficacy and safety data and animal-to-human dose conversion, we submitted to the FDA an application for pre-Emergency Use Authorization ("pre-EUA"), a form of authorization granted by the FDA under certain circumstances (see "- Government Regulation - Emergency Use Authorization"). As part of the Company's response to pre-EUA review, comments received from the FDA, we met with the Agency in the first quarter of 2016 to discuss various aspects of entolimod manufacturing. The Agency specified that the Company needed to establish comparability between the drug formulation used in previously conducted preclinical and clinical studies and the entolimod drug formulation proposed for commercialization under the pre-EUA. The FDA also indicated that further review of the pre-EUA dossier would not proceed until these comparability data have been evaluated by the Agency.

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

In March 2019, at the FDA's suggestion, with positive NHP bio-comparability data in hand, CBLI requested a meeting with the FDA to discuss the re-initiation of pre-EUA review including specifically review of the animal-to-human dose conversion included in the pre-EUA application. Following review of the background information provided for the meeting, the FDA responded that while the NHP biocomparability data were acceptable, the analytical comparability data that they had accepted in 2017 were no longer acceptable and therefore, the review of the pre-EUA application remained on hold. In August 2019, CBLI requested a Special Protocol Assessment to confirm the End-of-Phase 2 agreements on design of the remaining pivotal NHP efficacy study to support submission of an eventual Biologics License Application ("BLA"). Following review of the NHP efficacy study protocol, the FDA responded that the previously agreed study design was no longer acceptable. Based on these two documented points of disagreement (one related to the pre-EUA application and one related to a future BLA), CBLI requested a Formal Dispute Resolution ("FDR") with the FDA. The outcomes of the FDR included, among other things, an agreement that CBLI had documented both analytical comparability and biocomparability in the NHP. As a result, the review of the animal-to-human dose conversion has recommenced. CBLI has redesigned the remaining pivotal NHP efficacy study to support a future BLA and submitted the protocol synopsis for review with the FDA, agreeing to an accelerated review time-frame. In November 2019, CBLI also submitted a clinical protocol to support the acquisition of the final human safety data and to further support eventual approval of an entolimod BLA. The FDA has placed the protocol on clinical hold with recommendations for design revisions that will allow lifting of the hold following review of the revised protocol.

If the FDA authorizes the pre-EUA application, then Federal agencies will be free to procure entolimod for stockpiling so that the drug is available to distribute in the event of an emergency, i.e., prior to the drug being formally approved by FDA under a BLA. Such authorization is not equivalent to full licensure through approval of a BLA, but precedes full licensure, and, importantly, would position entolimod for potential sales in advance of full licensure in the U.S. We further believe pre-EUA status will position us to explore sales opportunities with foreign governments.

In addition, the Company submitted a Marketing Authorization Application ("MAA") with the European Medicines Agency ("EMA") for entolimod as a MRC in Europe. The MAA was validated by the EMA in the fourth quarter of 2017 but was withdrawn in August 2018 because a complete response to certain questions posed by the EMA could not be prepared in the time frame required by the EMA's review process as a result of the delay in our receipt of the results of the bio-comparability study. The MAA application remains in a withdrawn state and we continue to evaluate our next steps with the EMA in parallel with progress on review of the pre-EUA application.

In September 2015, we announced two awards totaling approximately $15.8 million in funding from the United States Department of Defense ("DoD"), office of Congressionally Directed Medical Research Programs to support further development of entolimod as a MRC. These awards funded additional preclinical and clinical studies of entolimod, which are needed for a BLA. In October 2016, the DoD modified the original statement of work of one of these contracts (Joint Warfighter Medical Research Program ("JWMRP") contract award number W81XWH-15-C-0101) by eliminating certain tasks no longer deemed critical for the preparation of the BLA and established new tasks to address the formulation questions raised by the FDA during the review of the pre-EUA dossier, including an aim to conduct the NHP bio-comparability study along with other drug manufacturing -related activities. In September 2017, the DoD further modified the contract by extending its term to 2019 on a no-cost basis. In February 2019, the DoD further modified the contract by extending its term to April 2020 on a no-cost basis. In March 2020, the DoD further modified the contract by extending its term to September 2020 on a no-cost basis. Both contracts providing for these awards from the DoD have concluded.

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

Since inception we have formed several subsidiaries to best capitalize on our ability to leverage financial and clinical development resources in Russia. In December 2009, we created Incuron LLC ("Incuron") with BioProcess Capital Ventures ("BCV") to develop Curaxin compounds (defined below). We have since sold our equity interest in Incuron, but maintain a right to royalty payments, as later described, and we conduct drug development activities on behalf of Incuron in the U.S. In September 2011, we created Panacela, a U.S. entity, with Joint Stock Company "Rusnano" ("Rusnano") to develop Mobilan and other product candidates (described below.) Simultaneous with the formation of Panacela, was the creation of a wholly-owned Russian subsidiary of Panacela named Panacela Labs, LLC. Finally, we had a wholly-owned Russian subsidiary, BioLab 612, LLC, that was dissolved in November 2020.

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

PRODUCT DEVELOPMENT PIPELINE

Our product development programs arise from both internally developed and in-licensed intellectual property from our innovation partners, The Cleveland Clinic and RPCI. In building the Company’s product development pipeline, we intentionally pursued targets with applicability across multiple therapeutic areas and indications. This approach gives us multiple product opportunities and ensures that our success is not dependent on any single product or indication. However, most of our efforts during the last four fiscal years have focused on developing entolimod's ARS indication.

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

The market for medical radiation countermeasures grew dramatically following the September 11, 2001 terrorist attacks and the subsequent use of anthrax in a biological attack in the U.S. Terrorist activities worldwide have continued in the intervening years and the possibility of chemical, biological, radiation and nuclear attacks continues to represent a perceived threat for governments world wide. In addition to the U.S. government, which maintains a national stockpile of products for emergency use (the "National Stockpile"), we believe the potential markets for the sale of radiation countermeasures include U.S. federal, state and local governments, including defense and public health agencies, foreign governments, non-governmental organizations, multinational corporations, transportation and security companies, healthcare providers, and nuclear power facilities.

Acute high-dose whole body or significant partial body radiation exposure induces massive apoptosis of cells of the hematopoietic system and gastrointestinal tract, which leads to ARS, a potentially fatal condition. The threat of ARS is primarily limited to emergency/defense scenarios and is significant given the possibility of nuclear/radiological accidents, warfare or terrorist incidents. The scale of possible exposure (number of people affected) has been estimated by the U.S. government to be in the range of 500,000 based on a modeled 10-kiloton device detonation in New York City. We believe the significant limitations of the three currently approved treatments to deal with such an event make entolimod a compelling product candidate. It is not feasible or ethical to test the efficacy of entolimod as a radiation countermeasure in humans. Therefore, we are developing entolimod under the FDA’s Animal Rule guidance (see "– Government Regulation – Animal Rule"). The Animal Rule authorizes the FDA to rely on data from animal studies to provide evidence of a product’s effectiveness under circumstances where there is a reasonably well-understood mechanism for the activity of the product. Under these requirements, and with the FDA’s prior agreement, medical countermeasures, like entolimod, may be approved for use in humans based on evidence of effectiveness derived from appropriate animal studies, evidence of safety derived from studies in humans and any additional supporting data.

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

As of December 31, 2020, we owned 67.57% of Panacela.

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

Panacela maintains operations in Russia and benefits from programs supporting domestic pharmaceutical industry development in Russia.

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

Through December 31, 2020, CBLI had paid The Cleveland Clinic $150,000 for milestone payments on products limited to biodefense uses, and $400,000 for all other products.

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

Rusnano

In 2011, we formed Panacela with Rusnano to carry out a complete cycle of development and commercialization of medications in Russia for the treatment of oncological, infectious or other diseases. We invested $3.0 million in Panacela preferred shares and warrants, and, together with certain third-party owners, assigned and/or exclusively licensed, as applicable, to Panacela worldwide development and commercialization rights to five preclinical product candidates in exchange for Panacela common shares. Rusnano invested $9.0 million in Panacela preferred shares and warrants. In 2013, Rusnano loaned Panacela $1.5 million through a convertible term loan (the "Panacela Loan"). In December of 2015, together with Rusnano, we recapitalized Panacela to fully retire the Panacela Loan and certain other trade payables. Rusnano maintained its ownership percentage in Panacela, while CBLI's ownership stake grew to 66.77%. As of December 31, 2020, we had an ownership stake of approximately 67.57%.

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

INTELLECTUAL PROPERTY

Our intellectual property consists of patents, trademarks, trade secrets, and know-how. Our ability to compete effectively depends in large part on our ability to obtain patents for our technologies and products, maintain trade secrets, operate without infringing the rights of others, and prevent others from infringing our proprietary rights. We will be able to protect our proprietary technologies from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents, or are effectively maintained as trade secrets. As a result, patents or other proprietary rights are an essential element of our business. Our patent portfolio includes patents and patent applications with claims directed to compositions of matter, pharmaceutical formulations, and methods of use. Some of our issued patents, and the patents that may be issued based on our patent applications, may be eligible for patent life extension under the Drug Price Competition and Patent Term Restoration Act of 1984 in the U.S., supplementary protection certificates in the European Union ("E.U.") or similar mechanisms in other countries or territories. The following are the patent positions relating to our product candidates as of December 31, 2020.

In the U.S., we have 25 issued patents or allowed patent applications relating to our clinical-stage programs expiring on various dates between 2024 and 2032 as well as numerous pending patent applications and foreign counterpart patent filings which relate to our proprietary technologies. These patents and patent applications include claims directed to compositions of matter and methods of use.

We have 22 issued or allowed U.S. patents covering entolimod, which expire between 2024 and 2032. These patents include composition of matter claims, as well as method of use claims relating to our biodefense and oncology indications, reducing effects of chemotherapy, and treatment of reperfusion injuries. In addition, we have pending U.S. patent applications related to compositions of matter, oncology methods of use, and others biodefense methods, which, if issued, will expire between 2025 and 2035.

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

In addition, as of December 31, 2020, we have approximately 35 additional patents and patent applications filed worldwide. Any patents that may issue from our pending patent applications would expire between 2024 and 2035, excluding patent term extensions. These patents and patent applications disclose compositions of matter and methods of use.

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

RESEARCH AND DEVELOPMENT

As of December 31, 2020, our research and development group, including Russian-based personnel, consisted of 2 individuals. Our research and development focuses on management of outsourced preclinical research, clinical trials, and manufacturing technologies. We invested $0.7 million and $1.7 million in research and development during the years ended December 31, 2020 and 2019, respectively.

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

Specifically, the competition for entolimod and our other clinical-stage product candidates includes the following:

Entolimod Biodefense Indication

Product candidates for treatment of ARS face significant competition for U.S. government funding for both development and procurement of medical countermeasures and must satisfy government procurement requirements for biodefense products. Currently the only FDA-approved drugs for the treatment of ARS are filgrastim (Neupogen™) peg-filgrastim (Neulasta™) and sargramostim (Leukine®). Filgrastim (granulocyte colony-stimulating factor ("GCS-F") and peg-filgrastim (PEGylated form of GCS-F) stimulate neutrophils and may reduce infection related to ARS. Unlike entolimod, these drugs do not improve platelet counts or lessen bleeding, and do not ameliorate gastrointestinal dysfunction due to ARS. Sargramostim is a leukocyte growth factor which induces partially committed hematopoietic progenitor cells to divide and differentiate in the granulocyte-macrophage pathways which include neutrophils and other hematopoietic cell types. In label-supporting survival studies, all three products required repeated administration  and treatment was accompanied by laboratory monitoring. In addition, filgrastim and peg-filgrastim required intensive supportive care (including platelet transfusions). By contrast, entolimod survival studies included only a single injection, without laboratory monitoring and without any intensive medical support, which we believe makes it significantly more suitable for use in a mass-casualty situation.

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

MANUFACTURING

Our product candidates are biologics and small molecules that can be readily synthesized by processes that we have developed. We do not own or operate manufacturing facilities for the production of our product candidates for preclinical, clinical, or commercial quantities. We rely on third-party manufacturers, and in most cases only one third-party, Wacker Biotech B.V., to manufacture critical raw materials, drug substance and final drug product for our research, preclinical development, and clinical trial activities. Commercial quantities of any drugs we seek to develop will have to be manufactured in facilities and by processes that comply with the FDA and other regulations, and we plan to rely on third parties to manufacture commercial quantities of products we successfully develop.

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

EMPLOYEES

As of February 14, 2021, CBLI and its consolidated subsidiaries had 6 employees, 3 of whom are located in the U.S. and 3 of whom are located outside of the U.S. Of these employees, 2 were employed on a full-time basis and 4 were employed on a part-time basis.

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

Item 1A. Risk Factors

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results:

•	We will require substantial additional financing in order to meet our business objectives;

•	We expect to continue to incur losses;

•

The exchange ratio in the Merger will not be adjusted based on the market price of our common stock so the merger consideration at the closing may have a greater or lesser value than at the time the Merger Agreement was signed;

•

Failure to complete the Merger may result in either the Company paying a termination fee and/or expense reimbursement amounts to Cytocom, which could harm the price of our common stock and/or our future business and operations;

•	If the conditions to the Merger are not satisfied or waived, the Merger may not occur;

•	If the Merger is not completed, the price of our common stock may decline significantly;

•	We may not be able to successfully and timely develop our products;

•

We will not be able to commercialize our product candidates if our preclinical development efforts are not successful, our clinical trials do not demonstrate safety or our clinical trials or pivotal animal studies do not demonstrate efficacy;

•	Risks arising from our reliance on third-party manufacturers for our product candidates;

•	We may not be able to obtain regulatory approval in a timely manner;

•	Even if our drug candidates obtain regulatory approval, we will be subject to ongoing government regulation;

•	If we are unable to procure additional government funding, we may not be able to fund future research and development and implement technological improvements;

•	The market for U.S. and other government funding is highly competitive;

•	We rely on licensed patents to protect our technology and may be unable to obtain or protect such rights;

•	If we fail to comply with our obligations under our license agreements with third parties, we could lose our ability to develop our product candidates;

•	The biopharmaceutical market in which we compete is highly competitive;

•	The COVID-19 pandemic could adversely impact our business, operations and clinical development timelines and plans;

•	We may incur substantial liabilities from any product liability and other claims if our insurance coverage for those claims is inadequate;

•	Political or social factors may delay or impair our ability to market our products;

•	Political, economic and governmental instability in Russia could materially adversely affect our operations and financial results;

•

The current geopolitical instability arising from U.S. relations with Russia, and related sanctions by the U.S. government against certain Russian companies and individuals, may have an adverse effect on us;

•	Our principal stockholder has the ability to control our business, which may be disadvantageous to other stockholders;

•	The price of our common stock has been and could remain volatile;

•	Issuance of additional equity may adversely affect the market price of our stock; and

•	We have in the past failed to satisfy certain continued listing requirements of the Nasdaq Capital Market and could fail to satisfy these requirements again in the future.

Risks Relating to our Financial Position and Need for Additional Financing

We will require substantial additional financing in order to meet our business objectives.

Since our inception, most of our resources have been dedicated to preclinical and clinical research and development ("R&D") of our product candidates. In particular, we are currently developing several product candidates, each of which will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future in the development of these product candidates. These expenditures will include costs associated with preclinical and clinical R&D, obtaining regulatory approvals, product manufacturing, corporate administration, business development, and marketing and selling for approved products. In addition, other unanticipated costs may arise. As of December 31, 2020, our cash, cash equivalents, and short-term investments amounted to $2.3 million.

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

We expect to continue to incur losses.

We have incurred significant losses to date. We reported net losses of approximately $2.4 million and $2.7 million for the years ended December 31, 2020 and 2019, respectively. We expect significant losses to continue for the next few years as we spend substantial sums on the continued R&D of our proprietary product candidates, and there is no certainty that we will ever become profitable as a result of these expenditures. As a result of losses that will continue throughout our development stage, we may exhaust our financial resources and be unable to complete the development of our product candidates.

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

As of December 31, 2020, we had federal net operating loss carryforwards ("NOLs") of $148.0 million to offset future taxable income, of which $139.7 million begins to expire if not utilized by 2023, and $8.3 million, which has no expiration. We also had approximately $4.3 million of federal tax credit carryforwards which begin to expire if not utilized by 2024. The Company also has U.S. state net operating loss carryforwards of approximately $93.8 million, which begin to expire if not utilized by 2027 and state tax credit carryforwards of approximately $0.3 million, which begin to expire if not utilized by 2022.

The July 2015 purchase of 6,459,948 shares of common stock by David Davidovich, currently our largest stockholder, yielded a post-transaction ownership percentage of 60.2% for him. We believe it highly likely that this transaction will be viewed by the U.S. Internal Revenue Service as a change of ownership as defined by Section 382 of the Internal Revenue Code ("Section 382"). Consequently, the utilization of the NOL and tax credit carryforwards in existence at July 9, 2015, will be limited according to the provisions of Section 382, which could significantly limit the Company’s ability to use these carryforwards to offset taxable income on an annual basis in future periods. As such, a significant portion of these carryforwards could expire before they can be utilized, even if the Company is able to generate taxable income that, except for this transaction, would have been sufficient to fully utilize these carry forwards.

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

Failure to complete the Merger may result in either the Company paying a termination fee and/or expense reimbursement amounts to Cytocom, which could harm the  price of our common stock and/or our future business and operations.

If the Merger is not completed, the Company is subject to the following risks:

•	if the Merger Agreement is terminated under specified circumstances, we may be required to pay Cytocom a termination fee of $300,000 and/or Cytocom’s expenses up to $200,000;

•	the price of our common stock may decline and could fluctuate significantly; and

•	costs related to the Merger, such as financial advisor, legal and accounting fees, which must be paid even if the Merger is not completed.

If the Merger Agreement is terminated and the board of directors of the Company determines to seek another business combination, there can be no assurance that the Company will be able to find a partner with whom a business combination would yield greater benefits than the benefits to be provided under the Merger Agreement.

If the conditions to the Merger are not satisfied or waived, the Merger may not occur.

Even if the Merger is approved by the stockholders of Cytocom, specified conditions must be satisfied or waived to complete the Merger. These conditions are set forth in the Merger Agreement. The Company cannot assure you that all of the conditions to the consummation of the Merger will be satisfied or waived. If the conditions are not satisfied or waived, the Merger may not occur or the closing may be delayed, and the Company may lose some or all of the intended benefits of the Merger.

The Merger may be completed even though a material adverse effect may result from the announcement of the Merger, industry-wide changes or other causes.

In general, neither we nor Cytocom is obligated to complete the Merger if there is a material adverse effect affecting the other party between October 16, 2020, the date of the Merger Agreement, and the closing of the Merger. However, certain types of changes are excluded from the concept of a "material adverse effect." Such exclusions include but are not limited to changes in general economic or political conditions, industry wide changes, changes resulting from the announcement of the Merger, natural disasters, pandemics (including the COVID-19 pandemic), other public health events and changes in GAAP. Therefore, if any of these events were to occur impacting the Company or Cytocom, the other party would still be obliged to consummate the closing of the Merger. If any such adverse changes occur and the Company and Cytocom consummate the closing of the Merger, the stock price of the combined company may suffer. This in turn may reduce the value of the Merger to the stockholders of the Company.

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

•

the initiation of, material developments in, or conclusion of litigation to enforce or defend its intellectual property rights or defend against claims involving the intellectual property rights of others;

•	the entry into, or termination of, key agreements, including commercial partner agreements;

•	announcements by commercial partners or competitors of new commercial products, clinical progress or lack thereof, significant contracts, commercial relationships or capital commitments;

•	adverse publicity relating to the combined company’s product candidates, including with respect to other products and potential products in that market;

•	the introduction of technological innovations or new therapies that compete with its future products;

•	the loss of key employees;

•	future sales of its common stock;

•	general and industry-specific economic conditions that may affect its research and development expenditures;

•	the failure to meet industry analyst expectations; and

•	period-to-period fluctuations in financial results.

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

As of December 31, 2020, we owned 67.57% of the equity interests in Panacela and 50% of the equity interests in GPI. Rusnano, a fund regulated by the Russian government, is a significant shareholder, along with other minority shareholders, in Panacela. Everon, a Buffalo, New York-based biopharmaceutical company, holds the other 50% of the equity interest in GPI. Additionally, as a result of its investment in GPI, Norma was granted a number of governance and other rights with respect to GPI. As such, we share ownership and management of Panacela and GPI with other parties who may not have the same goals, strategies, priorities or resources as we do.

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

To date, our product candidates have only been manufactured in quantities sufficient for preclinical studies and initial clinical trials. We rely on a single contract organization, Wacker Biotech B.V., for production of each of our product candidates. For a variety of reasons, dependence on any single manufacturer may adversely affect our ability to develop and commercialize our product candidates in a timely and competitive manner. In addition, our current contractual arrangements alone may not be sufficient to guarantee that we will be able to procure the needed supplies as we complete clinical development and/or enter commercialization.

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

Other risks associated with our reliance on contract manufacturers include the following:

•

contract manufacturers may encounter difficulties in achieving volume production, quality control, and quality assurance and also may experience shortages in qualified personnel and obtaining active ingredients for our product candidates, including delays or shortages due to limited supply or capacity of production facilities as a result of the COVID-19 pandemic;

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

•

contract manufacturers might not be able or refuse to fulfill our commercial or clinical trial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market or clinical trial demands;

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

In addition, we expect to rely on the FDA Animal Rule to obtain approval for entolimod’s biodefense indication in the U.S. The Animal Rule permits the use of animal efficacy studies together with human clinical safety trials to support an application for marketing approval of products when human efficacy studies are neither ethical nor feasible. These regulations have limited prior use and we have limited experience in the application of these rules to the product candidates that we are developing. Additionally, we submitted an application with the FDA for pre-EUA in 2015 so that entolimod may be used in an emergency situation. We cannot guarantee that the FDA will review the data submitted in a timely manner, or that the FDA will accept the data when reviewed. The FDA may decide that our data are insufficient for pre-EUA or BLA approval and require additional preclinical, clinical, or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products. The FDA has previously requested additional data and studies with respect to our pre-EUA application for entolimod (as a result of which the FDA has placed our clinical protocol on clinical hold), and the FDA may do so again in the future. If we are not successful in completing the development, licensure, and commercialization of entolimod for its biodefense indication, or if we are significantly delayed in doing so, our business will be materially harmed.

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

The FDA may decide not to accept the data or may decide that our data are insufficient for pre-EUA. The FDA may require additional Chemistry, Manufacturing, and Controls ("CMC"), preclinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products. For example, in 2016, the FDA asked the Company to establish the comparability of an older formulation of entolimod that had been used for preclinical and clinical studies and a newer to-be-marked formulation. The FDA requested that we perform a side-by-side analytical comparability study and then an in vivo study in NHP to establish bio-comparability between the two entolimod drug formulations. The FDA agreed last year that the Company had documented analytical comparability and bio-comparability in NHP and agreed to continue the review of the pre-EUA dossier by the Agency. There can be no guarantee that the FDA will not request any additional information related to our preclinical, clinical or manufacturing programs. Additionally, an authorization of our pre-EUA submission will not guarantee, and may not accelerate, BLA approval of entolimod as a radiation countermeasure.

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

In September 2015, we announced the grant of two awards from DoD, totaling approximately $15.8 million for advanced development of entolimod as a medical radiation countermeasure. These awards, the contracts for which have been amended since the initial grants to approximately $3.8 million earlier this year, were earned as the contracted development work was performed over a multi-year period. For the years ended December 31, 2020 and 2019, we received 81.2%, and 64.5% of our revenues from the U.S. government. The contracts with the DoD providing for these awards have expired.

These revenues have funded some of our operating costs and expenses. However, we will continue to incur substantial additional costs to fund our operations for which we may apply for other sources of government funding. If we do submit proposals for new grants or contracts, the review of such proposals and ultimate funding of an award may take significant time. Contract and grant awards are subject to a significant amount of uncertainty, including, but not limited to, successful negotiation and availability of funds. In addition, in our experience, contracts from Russian government entities require matching funds and posting of performance guarantees. Therefore, we expect that our acceptance of new contracts or grants from Russian government entities will also be subject to our ability to provide matching funds and to post performance guarantees.

If we are unable to obtain sufficient grants and contracts on a timely basis, our ability to fund future operations would be diminished, which would negatively impact our ability to compete in our industry and could materially and adversely affect our business, financial condition and operating results.

Our future business may be harmed as a result of the foreign and U.S. government contracting process as it involves risks not present in the commercial marketplace.

We expect that a significant portion of the business that we will seek in the near future will be under government contracts or subcontracts, both U.S. and foreign, which may be awarded through competitive bidding. For example, as described above, since 2015, we have received funding from DoD to support further development of entolimod. Additionally, in Russia we may seek additional funding from the Skolkovo Foundation or the Russian Federation Ministry of Industry and Trade (the "MPT"). Competitive bidding for government contracts presents a number of risks that are not typically present in the commercial contracting process, which may include:

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

The global outbreak of COVID-19 continues to rapidly evolve and has begun to have indeterminable adverse effects on general commercial activity and the world economy. The extent to which COVID-19 may impact our business, research and development efforts, preclinical studies, clinical trials, prospects for regulatory approval of our drug candidates, and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, the pace and effectiveness of vaccination efforts, the extent and duration of travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business prospects and the value of our common stock.  Furthermore, if we or any of the third parties with whom we engage were to experience or re-experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations.

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

From time to time, we may also become subject to litigation, such as stockholder derivative claims or securities fraud claims, including as a result of our pending merger with Cytocom, which could involve our directors and officers as defendants. We currently do not have director and officer insurance to cover such risk exposure for our directors and officers. Our certificate of incorporation and bylaws require us to indemnify our current and past directors and officers from reasonable expenses related to the defense of any action arising from their service to us to the fullest extent permitted by the Delaware General Corporation Law, including circumstances under which indemnification is otherwise discretionary. We would be obligated to cover all such expenses for all directors and officers, which may be substantial. Such expenditure could have a material adverse effect on our results of operation, financial condition and liquidity.

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

We announced in September 2015 that we received two awards from the DoD for the further development of entolimod. We hope to receive additional funding in the future from U.S. or foreign government agencies for the development of entolimod and our other products. Changes in government budgets and agendas, however, have previously resulted in termination of our contract negotiations and may, in the future, result in future funding being decreased and de-prioritized. In addition, government contracts contain provisions that permit cancellation in the event that funds are unavailable to the government agency. Furthermore, we cannot be certain of the timing of any future funding and substantial delays or cancellations of funding could result from protests or challenges from third parties. If the U.S. government fails to continue to adequately fund R&D programs, we may be unable to generate sufficient revenues to continue development of entolimod or continue our other operation. Similarly, if our pre-EUA submission for entolimod is authorized by the FDA, but the U.S. government does not place sufficient orders for this product, our future business may be harmed.

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

Panacela Labs, LLC, which is the wholly-owned subsidiary of Panacela, conducts business, including clinical trials, in Russia through Russian legal entities. Also, Rusnano is a Russian joint-stock company created as a private equity and venture capital vehicle by the government of Russia. Panacela Labs, LLC owns the worldwide rights to Mobilan. Rusnano has certain shareholder rights which could block our ability to execute strategic transactions such as an asset sale or licensing arrangement. All clinical development activity conducted by these Russian entities was funded by grants from MPT. As such, any political, economic, or governmental instability in Russia could impact future funding, if any, by MPT, our access to trial data and our access to intellectual property for out-licensing purposes.

In addition to geopolitical events, other factors, including the steady fall in oil prices, the global strengthening of the U.S. dollar and the Russian Central Bank’s reduction of currency rate support, have negatively affected the value of the Russian ruble relative to the U.S. dollar. Fluctuations in the rates at which the U.S. dollar is exchanged into Russian rubles may result in both foreign currency transaction and translation losses. We are subject to exchange rate fluctuations if we or one of our subsidiaries exchanges one currency into another, in order to conduct cross-border operations, and as we translate ruble denominated assets and liabilities that fluctuate from period-to-period. The former results in a transaction gain/loss that is reflected in our operating results. The latter results in a translation gain/loss reflected in other comprehensive income/loss in equity. Additionally, translation of historical operating results at average exchange rates for respective periods of time will also generate foreign currency translation adjustments that are reflected in our operating results. Presently, Panacela conducts most of its activities in Russia. As such we expect most of the foreign currency fluctuations to be related to accounting translations, versus transaction gains and losses.

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

Political and economic relations between Russia and the U.S., two of the jurisdictions in which we operate, are complex. Recent situations involving Ukraine, Crimea, Iran, Syria, and alleged cyberespionage by the Russian government against the U.S. Democratic National Committee and in connection with the 2016 U.S. presidential election, the cyberespionage effort effected through SolarWinds Inc. that has been alleged to have been perpetrated by Russian state actors, along with the response of the governments of Russia, the U.S., member states of the E.U., the E.U. itself and other nations, have the potential to materially adversely affect our operations in Russia through a variety of situations. In particular, due to Russia’s recent military intervention in Ukraine, the United States, Canada and the E.U. have imposed sanctions against Russian officials, certain Russian companies and individuals. These sanctions were designed to affect various elements of Russia’s economy, with a particular focus on defense companies, individuals identified by the U.S. Department of State as being in the "inner circle" of the current Russian president, banks and energy companies. Russia has responded with certain countermeasures, including limiting the import of certain goods from the U.S. and other countries.

There can be no assurance that such sanctions will not be expanded more broadly to impact a greater variety of actors in the Russian economy. If the U.S. government significantly broadens the scope of sanctions against Russia to impose further political and economic costs, and/or the Russian government responds with further countersanctions, the operation of our direct and indirect Russian subsidiary Panacela Labs, LLC, which performs clinical development work under grants received from the MPT and have development or other intellectual property rights to certain of our drug candidates, may be materially and adversely affected. Furthermore, because the largest holder of our company’s outstanding common stock is an investor with ties to Russia, and several Russian citizens and residents serve on our board of directors, our ability to secure and maintain contracts with the U.S. Department of Defense and other U.S. government agencies or departments, from which we received 81.2% and 64.5% of our revenues for the years ended December 31, 2020 and 2019, respectively, may become more difficult, which could cause a material adverse impact on our business, prospects, results of operation, and financial condition.

Emerging markets, such as Russia, are subject to greater risks than more developed markets and financial turmoil in Russia could disrupt our business.

Investors in emerging markets, such as Russia, should be aware that these markets are subject to greater risks than more developed markets, including significant economic risks. For example, the Russian economy has periodically experienced high rates of inflation. According to The World Bank, the annual inflation rate in Russia, as measured by the consumer price index, was 7.1% in 2016, 3.7% in 2017, 2.9% in 2018, 4.47 in 2019, and 3.22% in 2020. Periods of higher inflation may slow economic growth. Inflation also is likely to increase some of our costs and expenses including the costs for our Russian subsidiary to conduct business operations, including any outsourced product testing costs.

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

Accordingly, in the Company’s position as a parent of Russian subsidiaries, there is a risk that it could be held liable in certain limited circumstances for the debts of its effective subsidiaries. If this liability is significant, it could materially adversely affect our business, financial condition or our results of operations.

Our Russian operating entities can be forced into liquidation on the basis of formal noncompliance with certain legal requirements.

Panacela Labs, LLC was organized under the laws of Russia. Certain provisions of Russian law may allow a court to order the liquidation of a locally organized legal entity on the basis of its formal noncompliance with certain requirements during formation, reorganization, or during its operations. Additionally, Russian corporate law allows the government to liquidate a company if its net assets fall below a certain threshold. Similarly, there have also been cases in Russia in which formal deficiencies in the establishment process of a legal entity or noncompliance with provisions of law have been used by courts as a basis for liquidation of a legal entity. Weaknesses in the legal systems of Russia create an uncertain legal environment, which makes the decisions of a court or a governmental authority difficult, if not impossible, to predict. If involuntary liquidation of Panacela Labs, LLC were to occur, such liquidation could materially adversely affect our financial condition and results of operations.

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

Risks Relating to our Securities

Our largest stockholder has the ability to control our business, which may be disadvantageous to other stockholders.

As of the date of this filing, Mr. David Davidovich, a venture capital investor, beneficially owns or controls approximately 48.3% of the voting power of our outstanding common stock. As a result of his being the single largest holder of the voting power of our outstanding common stock, Mr. Davidovich has the ability to substantially control all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. Mr. Davidovich may have interests that are different from those of other stockholders and may vote in a way with which other stockholders disagree and that may be adverse to other stockholders’ interests. Moreover, this concentration of share ownership makes it extremely difficult for other stockholders to replace directors and management without the consent of Mr. Davidovich. In addition, this significant concentration of share ownership may adversely affect the price prospective buyers are willing to pay for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders and may have the effect of delaying, preventing, or deterring a change of control of the Company and could deprive our stockholders of an opportunity to receive a premium for their company stock as part of a sale of the Company. Additionally, our corporate structure, including the ownership of Mobilan in Panacela, and the licensing of certain of entolimod’s indications to GPI, may deter third parties from entering into collaboration and licensing arrangements with us.

The price of our common stock has been and could remain volatile, which may in turn expose us to securities litigation.

The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 1, 2019 through December 31, 2020, the market price of our common stock, which is listed on the NASDAQ Capital Market, fluctuated from a high of $4.26 per share in the second quarter of 2020 to a low of $0.51 in the fourth quarter of 2019. The listing of our common stock on the NASDAQ Capital Market does not assure that a meaningful, consistent, and liquid trading market will exist, and in recent years, the market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility in addition to volatility caused by the occurrence of industry and company specific events. Factors that could cause fluctuations include, but are not limited to, the following:

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

We are currently authorized to issue 25,000,000 shares of common stock and 1,000,000 shares of preferred stock. As of this filing, 15,469,055 shares of our common stock were issued and outstanding, we had outstanding warrants to purchase 299,519 shares of our common stock at an average exercise price of $5.62 per share, and options to purchase 76,064 shares of our common stock at an average exercise price of $27.35 per share. To the extent we issue shares of common stock or our outstanding options and warrants are exercised, holders of our common stock will experience dilution.

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

We have, in the past, failed to satisfy certain continued listing requirements of the Nasdaq Capital Market and could fail to satisfy those requirements again in the future, which could affect the market price of our common stock and liquidity and reduce our ability to raise capital.

Currently, our common stock trades on the Nasdaq Capital Market.  During 2019 and 2020, we received notification from Nasdaq informing us of certain listing deficiencies related to the minimum required stockholders’ equity and minimum bid price listing requirements, which led to the issuance of delisting notices. Although we have since cured these deficiencies and our common stock continues to trade on the Nasdaq Capital Market, it is possible that we could fall out of compliance again in the future. If we fail to maintain compliance with any Nasdaq listing requirements, our common stock could be delisted from the Nasdaq Capital Market. This could severely limit the liquidity of our common stock and your ability to sell our securities on the secondary market.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Properties

Our corporate headquarters is located at 73 High Street, Buffalo, New York 14203. This space serves as our corporate headquarters and U.S. corporate headquarters for Panacela. In addition, we have approximately 187 square feet under lease outside of the U.S. expiring at varying times through 2021. We do not own any real property.

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

While the outcome of these proceedings and claims cannot be predicted with certainty, other than as set forth below, there are no matters, that in the opinion of management might have a material adverse effect on our financial position, results of operations, or cash flows, or that are required to be disclosed under the rules of the SEC.

On March 12, 2021, a complaint, captioned Teo v. Cleveland BioLabs, Inc. et al., Case 1:21-cv-02187, was filed in the U.S. District Court for the Southern District of New York in connection with the Merger (the "Teo Action"). The Teo Action names as defendants the Company, each director on the Company’s board of directors and Cytocom. The complaint in the Teo Action alleges that (i) the Company’s board of directors breached its fiduciary duties to the plaintiff stockholder in entering into the Merger Agreement and (ii) the Company and the Company’s board of directors omitted and/or provided misleading information in the registration statement on Form S-4 filed with the SEC in connection with the Merger in violation of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and related SEC regulations.  The Teo Action seeks, among other things, an injunction preventing the closing of the merger, rescission of the merger if it is consummated, damages and an award of plaintiffs’ attorneys’ and experts’ fees.

On March 18, 2021, a complaint, captioned Wang v. Cleveland BioLabs, Inc. et al., Case 1:21-cv-02395, was filed in the U.S. District Court for the Southern District of New York in connection with the Merger (the "Wang Action").  The Wang Action names as defendants the Company, each director on the Company’s board of directors and Cytocom.  The complaint in the Wang Action alleges that the Company and the Company’s board of directors omitted and/or provided misleading information in the registration statement on Form S-4 filed with the SEC in connection with the Merger in violation of the Exchange Act and related SEC regulations. The Wang Action seeks, among other things, an injunction preventing the closing of the merger, rescission of the merger if it is consummated, the dissemination by the Company of a revised registration statement on Form S-4 and an award of plaintiffs’ attorneys’ and experts’ fees.

The outcome of this lawsuits is uncertain. The Company believes that the claims asserted are without merit.

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

STOCKHOLDERS

As of February 8, 2021, there were approximately 24 stockholders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

DIVIDENDS

We have never declared or paid any cash dividends on our capital stock. We currently intend to use the net proceeds from any offerings of our securities and our future earnings, if any, to finance the further development and expansion of our business and do not intend or expect to pay cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness, and plans for expansion and restrictions imposed by lenders, if any. Additionally, our merger agreement with Cytocom contains negative covenants that restrict us from, without Cytocom’s consent, declaring or paying any dividends or other distributions on our common stock until the closing of the merger with Cytocom.

UNREGISTERED SALE OF SECURITIES

Except as previously disclosed, we did not sell any equity securities during the fiscal year ended December 31, 2020 in transactions that were not registered under the Securities Act.

ISSUER PURCHASES OF EQUITY SECURITIES

We made no repurchases of our securities during the year ended December 31, 2020.

See Part III, Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information about the securities authorized for issuance under our equity compensation plans.

Item 6. Selected Financial Data

Not required for smaller reporting company filers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are an innovative biopharmaceutical company developing novel approaches to activate the immune system and address serious medical needs. Our proprietary platform of Toll-like immune receptor activators has applications in mitigation of radiation injury and radiation oncology. We combine our proven scientific expertise and our depth of knowledge about our products’ mechanisms of action into a passion for developing drugs to save lives. Our most advanced product candidate is entolimod, an immune-stimulatory agent, which we are developing as a radiation countermeasure and other indications in radiation oncology. We conduct business in the U.S. and Russia through two subsidiaries, one of which is wholly owned, BioLab 612, which was dissolved in November 2020; and one of which is owned in collaboration with a financial partner, Panacela. In addition, we conducted business with a former subsidiary, Incuron, which will pay us a 2% royalty on future commercialization, licensing, or sale of certain technology we sold to Incuron. We also partner in a joint venture, GPI, with Everon Biosciences, Inc. See Item 1, "Business" for more information on our product candidates and our strategic partnerships.

RECENT DEVELOPMENTS

Merger with Cytocom, Inc.

As previously disclosed, on October 16, 2020, the Company, Merger Sub, and Cytocom entered into the Merger Agreement, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Cytocom, with Cytocom continuing as a wholly owned subsidiary of the Company and the surviving corporation of the merger. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of Cytocom common stock, each outstanding share of Cytocom preferred stock that was not, by its terms, converted into shares of Cytocom common stock immediately prior to the effective time of the merger, and each vested restricted stock unit of Cytocom will be converted into the right to receive a number of shares of the Company’s common stock determined by the application of an exchange formula set forth in the Merger Agreement. The exchange formula provides that the total number of shares of the Company’s common stock to be issued as merger consideration for the Cytocom’s capital stock will, upon issuance, be equal to approximately 61% of the outstanding shares of the combined company’s common stock. Accordingly, under the exchange ratio formula in the Merger Agreement, as of immediately after the Merger, the former Cytocom stockholders are expected to own approximately 61% of the outstanding shares of the combined company’s common stock on a fully diluted basis and stockholders of the Company as of immediately prior to the Merger are expected to own approximately 39% of the outstanding shares of the combined company’s common stock on a fully diluted basis. Certain adjustments to this ratio will be made in respect of each party’s net cash at the time of the closing of the Merger, as determined in accordance with the Merger Agreement. Each unvested Cytocom restricted stock unit award will be converted into a restricted stock unit award of the Company. Immediately following the effective time of the Merger, the board of directors of the Company will consist of seven members, three of whom will be designated by the Company and four of whom will be designated by Cytocom. In addition, upon the closing of the Merger, Cytocom’s Chief Executive Officer, Michael Handley, will serve as Chief Executive Officer of the combined company. The closing of the Merger is subject to the satisfaction or waiver of certain conditions including, among other things, (i) the required approvals by the Company’s stockholders, (ii) the accuracy of the respective representations and warranties of each party, subject to certain materiality qualifications, (iii) compliance by the parties with their respective covenants, (iv) the absence of any law or order preventing the Merger and related transactions, (v) the shares of the Company’s common stock to be issued in the Merger being approved for listing (subject to official notice of issuance) on Nasdaq as of the closing and (vi) a registration statement on Form S-4 having become effective in accordance with the provisions of the Securities Act of 1933, as amended, and not being subject to any stop order or proceeding (or threatened proceeding by the SEC) seeking a stop order with respect to such registration statement that has not been withdrawn.

COVID-19 Pandemic

The COVID-19 pandemic has continued to affect multiple countries, including the United States, where a national emergency was declared, and several European and Asian countries. The continued spread of COVID-19 in the United States and worldwide, as well as the government-ordered shutdown and shelter-in-place orders imposed to counter the pandemic, have led to severe disruptions to the global economy. In this connection, on March 20, 2020, the Governor of New York announced that 100% of the workforce of all businesses, excluding essential services, must stay home. During the effectiveness of this order, we implemented a work-from-home policy for all employees based in our Buffalo, New York headquarters. Under new applicable state orders, our offices may be occupied at 50% of their normal capacity if other safety precautions are taken, however, generally very few of our employees have returned to the office.  We are continuing to monitor the situation and will take such further action  as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees. COVID-19 and the governmental responses to it may cause us to experience disruptions that could severely impact our business, operations, preclinical studies and clinical trials. The global outbreak of COVID-19 continues to rapidly evolve and has begun to have indeterminable adverse effects on general commercial activity and the world economy. The extent to which COVID-19 may impact our business, research and development efforts, preclinical studies, clinical trials, prospects for regulatory approval of our drug candidates, and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, the pace and effectiveness of vaccination efforts, the extent and duration of travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business prospects and the value of our common stock.  Furthermore, if we or any of the third parties with whom we engage were to experience or re-experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations.

Registered Direct Offering

As previously disclosed, on February 19, 2021, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with several healthcare-focused and institutional investors for the sale by the Company of 2,000,000 shares (the "Shares") of the Company’s common stock at a purchase price of $7.00 per share, in a registered direct offering. The closing of the sale of the Shares under the Purchase Agreement occurred on February 23, 2021. The gross proceeds to the Company from the transaction were approximately $14 million, before deducting the placement agent’s fees and other estimated offering expenses. The Shares were offered and sold by the Company under a prospectus supplement and accompanying prospectus filed with the SEC pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on May 21, 2020 and subsequently declared effective on May 29, 2020 (File No. 333-238578). Under the Company’s engagement letter (the "Engagement Letter") with H.C. Wainwright & Co., LLC ("Wainwright"), pursuant to which Wainwright agreed to serve as exclusive placement agent for the issuance and sale of the Shares and Warrants, the Company agreed to pay Wainwright an aggregate fee equal to 7.25% of the gross proceeds received by the Company from the sale of the securities in the transaction as well as a management fee equal to 1.0% of the gross proceeds received by the Company from the sale of the securities in the transactions. Pursuant to the Engagement Letter, the Company also issued to designees of Wainwright warrants to purchase up to 7.5% of the aggregate number of shares of Common Stock sold in the transactions, or warrants to purchase up to 150,000 shares of Common Stock (the "Placement Agent Warrants"). Subject to certain ownership limitations, the Placement Agent Warrants are immediately exercisable at an exercise price of $8.75 per share of Common Stock, subject to customary adjustments as provided under the terms of the Placement Agent Warrants. The Warrants are exercisable for five years from the commencement of sales of the shares being offered.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectability is reasonably assured, contractual obligations have been satisfied and title and risk of loss have been transferred to the customer. We generate our revenue from two different types of contractual arrangements: (i) cost-reimbursement grants and contracts and (ii) fixed-price grants and contracts. Costs consist primarily of actual internal labor charges, subcontractor and material costs incurred, plus an allocation of fringe benefits, overhead and general and administrative expenses ("G&A"), and applicable fees, if any, based on the terms of the contract.

Revenues on cost-reimbursement grants and contracts are recognized in an amount equal to the costs incurred during the period, plus an estimate of the applicable fee earned. The estimate of the applicable fee earned is determined by reference to the contract; if the contract defines the fee in terms of risk-based milestones and specifies the fees to be earned upon the completion of each milestone, then the fee is recognized when the related milestones are earned. Otherwise, we compute fee income earned in a given period by using a proportional performance method based on costs incurred during the period as compared to total estimated project costs and application of the resulting fraction to the total project fee specified in the grant or contract.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, short-term investments, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments. Certain common stock warrants, which are classified as liabilities, are recorded at their fair market value as of each reporting period.

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

We use the Black-Scholes model to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 3. The Black-Scholes model utilizes inputs consisting of: (i) the closing price of our common stock; (ii) the expected remaining life of the warrants; (iii) the expected volatility using historical volatilities of CBLI; and (iv) the risk-free market rate.

As of December 31, 2020, there was $0.00 million in accrued expenses relating to Level 3 securities for warrants to purchase common stock.

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

YEAR ENDED DECEMBER 31, 2020 COMPARED TO YEAR ENDED DECEMBER 31, 2019

Revenue

Revenue decreased from $1.1 million for the year ended December 31, 2019 to $0.3 million for the year ended December 31, 2020, representing a decrease of $0.8 million, or 76%, primarily due to a decrease in revenue from the JWMRP DoD contract and PRMRP DoD grant for preclinical studies, and the Incuron service contract for continued preclinical development. We do not anticipate any revenues from JWMRP or PRMRP in 2021 due to the completion of the contract and grant in 2020. Service revenue from Incuron is also expected to cease as our service contract was not extended.

Since these revenue sources are cost reimbursable in nature, variances in these activities, period to period, are directly aligned with variances in the underlying costs of service. Differences in our revenue sources, by program, between 2020 and 2019 are set forth in the following table:

		Year Ended December 31,
Funding Source	Program	2020	Percent of Total	2019	Percent of Total	Variance
DoD	JWMRP Contract	$156,685	59.6%	$637,355	57.3%	$(480,670)
DoD	PRMRP Grant	56,900	21.6%	80,522	7.2%	(23,622)
DoD	DTRA Contract	—	—%	0	—%	-
Incuron	Service Contracts	49,357	18.8%	395,544	35.5%	(346,187)
		$262,942	100.0%	$1,113,421	100.0%	$(850,479)

The following table sets forth information regarding our recently completed grant contracts as of December 31, 2020:

Funding source	Program	Total award value	Funded award value	Cumulative revenue recognized	Funded backlog	Unfunded backlog
DoD	JWMRP Contract	$9,226,455	$3,558,603	$3,558,603	$-	$-
DoD	PRMRP Grant	6,573,992	214,860	214,860	-	-
		$15,800,447	$3,773,463	$3,773,463	$-	$-

Contract modifications with the DoD were entered into during the third quarter of 2020 that reduced the JWMRP and PRMRP funded awards from an aggregate of $15,800,447 to an aggregate of $3,773,463, as reflected in the table above.

Research and Development Expenses

R&D expenses decreased from $1.7 million for the year ended December 31, 2019 to $0.7 million for the year ended December 31, 2020, representing a decrease of $1.0 million, or 58%. Variances in individual development programs are noted in the table below. Significant reductions include the $0.6 million reduction of funds spent on entolimod for biodefense indication due to reduced preclinical development activity resulting from our previously disclosed vendor delays in the analytical analyses required to complete the biocomparability study and the FDA having not agreed with the Company's conclusions regarding the biocomparability study until earlier this year, which has prevented further development progress from occurring, and a decrease of $0.3 million related to Curaxins. We anticipate that R&D expenses associated with the development of our drug candidates will increase in 2021 as we plan to address some FDA questions concerning our pre-EUA submission. However, should the FDA have additional questions regarding the pre-EUA submission, we could conduct additional significant unplanned studies as necessary to respond to the FDA questions, within the confines of current funding limitations.

	Year Ended December 31,
	2020	2019	Variance
Entolimod's biodefense indication	$657,443	$1,302,572	$(645,129)
CBLB612	-	5,825	(5,825)
Entolimod's oncology indications	-	7,598	(7,598)
	657,443	1,315,995	(658,552)
Curaxins	12,272	310,566	(298,294)
Panacela product candidates	21,355	29,866	(8,511)
Total research & development expenses	$691,070	$1,656,427	$(965,357)

General and Administrative Expenses

G&A expenses increased from $1.8 million for the year ended December 31, 2019 to $2.2 million for the year ended December 31, 2020, representing an increase of $0.4 million, or 19%. This increase consisted primarily of a $0.5 million increase in professional fees associated with activities related to the potential Cytocom merger and the filing of the Company's Form S-3 Registration Statement, a $0.15 million increase in other costs for cash awards to certain members of the Company's board of directors, and a $0.08 million increase in CBLI's property taxes compared 2019 when we received a property tax refund, partially offset by a $0.4 million decrease in personnel and consulting costs.

Other Income and Expenses

Other income and expense changed from $0.3 million of other expense for the year ended December 31, 2019 to $0.1 million of other income for the year ended December 31, 2020, representing an income increase of $0.4 million, or 145%. This increase was related to a $0.9 million increase in other income resulting from the 2020 reversal of an approximate $0.5 million revenue loss contingency recorded in 2019, and $0.05 million in foreign exchange gains realized upon the dissolution of BioLab 612, offset by a $0.5 million decrease in other income resulting from changes in the market value of our warrant liability.

Liquidity and Capital Resources

We have incurred net losses of approximately $169.1 million from our inception through December 31, 2020. Historically, we have not generated, and do not expect to generate in the immediate future, revenue from sales of product candidates. Since our founding in 2003, we have funded our operations through a variety of means:

•

From inception through December 31, 2020, we have raised $147.9 million of net equity capital, including amounts received from the exercise of options and warrants. We have also received $7.3 million in net proceeds from the issuance of long-term debt instruments;

•

DoD and the Biomedical Advanced Research and Development Authority (BARDA), within the Office of the Assistant Secretary for Preparedness and Response in the U.S. Department of Health and Human Services, have funded grants and contracts totaling $48.4 million for the development of entolimod for its biodefense indication;

•

The Russian Federation has funded a series of contracts totaling $17.3 million, based on the exchange rates in effect on the date of funding. These contracts included requirements for us to contribute matching funds, which we have satisfied with both the value of developed intellectual property at the time of award, incurred development expenses and future expenses;

•	We have been awarded $4.0 million in grants and contracts not described above, all of which has been recognized at December 31, 2020;

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

We have incurred cumulative net losses and expect to incur additional losses related to our R&D activities. We do not have commercial products and have limited capital resources. As of December 31, 2020, we had $2.3 million in cash, cash equivalents and short-term investments which are expected to fund our projected operating requirements and allow us to fund our operating plan, in each case, into April 2022. Since December 31, 2020, we raised additional capital as a result of the registered direct offering we completed on February 23, 2021, resulting in net proceeds to us of approximately $12.7 million. However, until we are able to commercialize our product candidates at a level that covers our cash expenses, we will need to raise substantial additional capital, which we may be unable to raise in sufficient amounts, when needed and at acceptable terms. Additionally, the continued spread of COVID-19 and uncertain market conditions may limit the Company's ability to access capital. Our plans with regard to these matters may include seeking additional capital through debt or equity financing in public or private transactions, the sale or license of drug candidates, or obtaining additional research funding from the U.S. or Russian governments. There can be no assurance that we will be able to obtain future financing on acceptable terms, or at all, or that we can obtain additional government financing for our operations. If we are unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

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

Operating Activities

The following table provides information regarding our cash flows for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,
	2020	2019	Variance
Net cash used in operating activities	$(2,372,985)	$(2,663,389)	$290,404
Net cash provided by investing activities	55,443	156,783	(101,340)
Net cash provided by financing activities	3,165,640	-	3,165,640
Effect of exchange rate change on cash and equivalents	(27,804)	15,496	(43,300)
Increase (decrease) in cash and cash equivalents	820,294	(2,491,110)	3,311,404
Cash and cash equivalents at beginning of period	1,126,124	3,617,234	(2,491,110)
Cash and cash equivalents at end of period	$1,946,418	$1,126,124	$820,294

Operating Activities

Net cash used in operations decreased by $0.3 million to $2.4 million for the year ended December 31, 2020 from $2.7 million for the year ended December 31, 2019. Net cash used in operating activities for the period ending December 31, 2020 consisted of a reported net loss of $2.4 million, which was further increased by $0.1 million of net non-cash operating activities, and decreased by $0.1 million due to changes in operating assets and liabilities. The $0.1 million of net non-cash operating activities consisted principally of changes in the valuation of our warrant liability offset by the gain on extinguishment of a 2019 revenue loss contingency. The net $0.1 million change in operating assets and liabilities was due to a continued decrease in working capital relating to accounts receivable and accounts payable. Net cash used in operating activities for the period ending December 31, 2019 consisted of reported net loss of $2.7 million, which was further increased by $0.1 million of net non-cash operating activities and offset by a $0.1 million change in operating assets and liabilities. The net non-cash operating activities of $0.1 million consisted principally of changes in the valuation of our warrant liability. The net $0.1 million change in operating assets and liabilities consisted primarily of an increase in accrued expenses related to a revenue loss contingency.

Investing Activities

Net cash provided by investing activities decreased by $0.1 million to $0.1 million for the year ended December 31, 2020 from $0.2 million for the year ended December 31, 2019. The net cash provided by investing activities for the years ended December 31, 2020 and 2019 consisted primarily of the net sales of short-term investments.

Financing Activities

Net cash provided by financing activities increased by $3.2 million to $3.2 million for the year ended December 31, 2020 from $0.0 million for the year ended December 31, 2019. Net cash provided by financing activities for the year ended December 31, 2020 consisted of proceeds from issuance of common stock and the exercise of warrants.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements at December 31, 2020.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting company filers.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cleveland BioLabs, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cleveland BioLabs, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the years in the two-year period ended December 31, 2020, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern:

The Company has incurred losses each year from inception through December 31, 2020, and continues to have negative cash flow from operations.  However, management believes, based on the current projections, including the impact of the February 2021 equity raise, that the Company will have enough funds to ensure continuing operations as a stand-alone entity for a period of at least one year from the issuance of these financial statements.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in their determination. Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

●	We gained an understanding of the internal controls over the Company’s going concern evaluation, including the inputs and assumptions used in forecasted results.
●

We reviewed Company’s records and made specific inquiries of management to assess if there are additional factors that contribute to the uncertainties disclosed which included a possible merger with a Company that issued 2019 financial statements included a going concern exception.

●

We assessed whether the Company’s determination that there is no substantial doubt about the entity’s ability to continue as a going concern was adequately disclosed, including adequate disclosure of detail related to management’s plan.

●

We tested the reasonableness of the forecasted operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date.  This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors and consideration of the Company’s relationships with its financing partners.

/s /	Meaden & Moore, Ltd.

MEADEN & MOORE, Ltd.

We have served as the Company’s auditor since 2005.

Cleveland, Ohio

March 22, 2021

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,946,418	$1,126,124
Short-term investments	324,870	452,301
Accounts receivable	11,512	378,865
Other current assets	31,506	45,381
Total current assets	2,314,306	2,002,671
Equipment, net	3,715	15,514
Other long-term assets	-	18,667
Total assets	$2,318,021	$2,036,852
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$167,773	$263,573
Accrued expenses	136,838	782,579
Accrued warrant liability	-	6,414
Total current liabilities	304,611	1,052,566
Non-current liabilities	-	-
Commitments and contingencies (Note 9)	-	-
Total liabilities	304,611	1,052,566
Stockholders’ equity:
Preferred stock, $.005 par value; 1,000,000 shares authorized as of December 31, 2020 and December 31, 2019, 0 shares issued and outstanding as of December 31, 2020 and December 31, 2019	-	-
Common stock, $.005 par value; 25,000,000 shares authorized as of December 31, 2020 and December 31, 2019, 13,376,062 and 11,298,239 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	66,876	56,487
Additional paid-in capital	166,762,778	163,161,523
Accumulated other comprehensive loss	(685,680)	(568,030)
Accumulated deficit	(169,104,029)	(166,705,572)
Total Cleveland BioLabs, Inc. stockholders’ deficit	(2,960,055)	(4,055,592)
Noncontrolling interest in stockholders’ deficit	4,973,465	5,039,878
Total stockholders’ equity	2,013,410	984,286
Total liabilities and stockholders’ equity	$2,318,021	$2,036,852

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2020	2019
Revenues:
Grants and contracts	$262,942	$1,113,421
Operating expenses:
Research and development	691,070	1,656,427
General and administrative	2,158,423	1,817,830
Total operating expenses	2,849,493	3,474,257
Loss from operations	(2,586,551)	(2,360,836)
Other income (expense):
Interest and other income (expense)	518,118	(404,722)
Foreign exchange gain (loss)	56,690	(1,329)
Change in value of warrant liability	(426,130)	72,223
Total other income (expense)	148,678	(333,828)
Net loss	(2,437,873)	(2,694,664)
Net loss attributable to noncontrolling interests	39,416	47,677
Net loss attributable to Cleveland BioLabs, Inc.	$(2,398,457)	$(2,646,987)
Net loss available to common stockholders per share of common stock, basic and diluted	$(0.19)	$(0.23)
Weighted average number of shares used in calculating net loss per share, basic and diluted	12,396,628	11,298,239

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2020	2019
Net loss including noncontrolling interests	$(2,437,873)	$(2,694,664)
Other comprehensive income (loss):
Realized foreign currency translation	(57,936)	—
Foreign currency translation adjustment	(86,711)	64,923
Comprehensive loss including noncontrolling interests	(2,582,520)	(2,629,741)
Comprehensive loss attributable to noncontrolling interests	66,413	26,094
Comprehensive loss attributable to Cleveland BioLabs, Inc.	$(2,516,107)	$(2,603,647)

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,437,873)	$(2,694,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,446	13,782
Gain on equipment disposal	—	(50,200)
Noncash compensation	13,500	—
Realized foreign currency translation	(57,938)	—
Accrued liability extinguishment	(501,892)	—
Change in value of warrant liability	426,130	(72,223)
Changes in operating assets and liabilities:
Accounts receivable and other current assets	380,146	(68,478)
Other long-term assets	18,667	11,871
Accounts payable and accrued expenses	(225,171)	196,523
Net cash used in operating activities	(2,372,985)	(2,663,389)
Cash flows from investing activities:
Purchase of short-term investments	(679,174)	(1,243,508)
Sale of short-term investments	734,617	1,351,639
Proceeds from sale of equipment	—	50,200
Purchase of equipment	—	(1,548)
Net cash provided by investing activities	55,443	156,783
Cash flows from financing activities:
Issuance of common stock, net of offering costs	2,783,425	-
Exercise of warrants	382,215	-
Net cash provided by financing activities	3,165,640	-
Effect of exchange rate change on cash and equivalents	(27,804)	15,496
Increase (decrease) in cash and cash equivalents	820,294	(2,491,110)
Cash and cash equivalents at beginning of period	1,126,124	3,617,234
Cash and cash equivalents at end of period	$1,946,418	$1,126,124
Supplemental disclosure of cash flow information:
Supplemental schedule of non-cash financing activities:
Cashless exercise of warrants	$432,504	$—

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional
					Paid-in
	Shares	Amount	Shares	Amount	Capital
Balance at December 31, 2018	11,298,239	$56,487	-	$-	$163,161,523
Exercise of warrants	-	-	-	-	-
Net loss	-	-	-	-	-
Foreign currency translation	-	-	-	-	-
Balance at December 31, 2019	11,298,239	56,487	-	-	163,161,523
Exercise of warrants	555,945	2,780	-	-	811,939
Net loss	-	-	-	-	-
Realized foreign currency translation	-	-	-	-	-
Foreign currency translation	-	-	-	-	-
Issuance of common stock, net of offering costs	1,521,878	7,609	-	-	2,789,316
Balance at December 31, 2020	13,376,062	$66,876	-	$-	$166,762,778

	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2018	$(611,370)	$(164,058,585)	$5,065,972	$3,614,027
Exercise of warrants	-	-	-	-
Net loss	-	(2,646,987)	(47,677)	(2,694,664)
Foreign currency translation	43,340	-	21,583	64,923
Balance at December 31, 2019	(568,030)	(166,705,572)	5,039,878	984,286
Exercise of warrants	-	-	-	814,719
Net loss	-	(2,398,457)	(39,416)	(2,437,873)
Realized foreign currency translation	(57,936)	-	-	(57,936)
Foreign currency translation	(59,714)	-	(26,997)	(86,711)
Issuance of common stock, net of offering costs	-	-	-	2,796,925
Balance at December 31, 2020	$(685,680)	$(169,104,029)	$4,973,465	$2,013,410

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

CBLI was incorporated in Delaware in June 2003 and is headquartered in Buffalo, New York. CBLI conducts business in the United States ("U.S.") and in the Russian Federation ("Russia") through two subsidiaries: one wholly-owned subsidiary, BioLab 612, LLC ("BioLab 612"), which began operations in 2012 and was dissolved in November 2020; and Panacela Labs, Inc. ("Panacela"), which was formed by us and Joint Stock Company "RUSNANO" ("Rusnano"), our financial partner in the venture, in 2011. In addition, during October 2020, CBLI formed High Street Acquisition Corp. as a wholly-owned subsidiray to facilitate the merger more fully discussed below.  Unless otherwise noted, references to the "Company," "we," "us," and "our" refer to Cleveland BioLabs, Inc. together with its subsidiaries.

The Company also has an investment in Genome Protection, Inc. ("GPI") that is recorded under the equity method of accounting in the accompanying financial statements. The Company has not recorded its 50% share of the losses of GPI through December 31, 2020 as the impact would have reduced the Company's equity method investment in GPI below zero, and there are no requirements to fund the Company's share of these losses or contribute additional capital as of the date of these statements.

On October 16, 2020, the Company, High Street Acquisition Corp. ("Merger Sub"), a Delaware corporation and a wholly owned subsidiary of the Company, and Cytocom, Inc., a Delaware corporation ("Cytocom"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Cytocom, with Cytocom continuing as a wholly owned subsidiary of the Company and the surviving corporation of the merger (the "Merger"). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of Cytocom common stock, each outstanding share of Cytocom preferred stock that was not, by its terms, converted into shares of Cytocom common stock immediately prior to the effective time of the merger, and each vested restricted stock unit of Cytocom will be converted into the right to receive a number of shares of the Company’s common stock determined by the application of an exchange formula set forth in the Merger Agreement. The exchange formula provides that the total number of shares of the Company’s common stock to be issued as merger consideration for the Cytocom’s capital stock will, upon issuance, be equal to approximately 61% of the outstanding shares of the combined company’s common stock. Accordingly, under the exchange ratio formula in the Merger Agreement, as of immediately after the Merger, the former Cytocom stockholders are expected to own approximately 61% of the outstanding shares of the combined company’s common stock on a fully diluted basis and stockholders of the Company as of immediately prior to the Merger are expected to own approximately 39% of the outstanding shares of the combined company’s common stock on a fully diluted basis. Certain adjustments to this ratio will be made in respect of each party’s net cash at the time of the closing of the Merger, as determined in accordance with the Merger Agreement. Each unvested Cytocom restricted stock unit award will be converted into a restricted stock unit award of the Company. Immediately following the effective time of the Merger, the board of directors of the Company will consist of seven members, three of whom will be designated by the Company and four of whom will be designated by Cytocom. In addition, upon the closing of the Merger, Cytocom’s Chief Executive Officer, Michael Handley, will serve as Chief Executive Officer of the combined company. The closing of the Merger is subject to the satisfaction or waiver of certain conditions including, among other things, (i) the required approvals by the Company’s stockholders, (ii) the accuracy of the respective representations and warranties of each party, subject to certain materiality qualifications, (iii) compliance by the parties with their respective covenants, (iv) the absence of any law or order preventing the Merger and related transactions, (v) the shares of the Company’s common stock to be issued in the Merger being approved for listing (subject to official notice of issuance) on Nasdaq as of the closing and (vi) a registration statement on Form S-4 having become effective in accordance with the provisions of the Securities Act of 1933, as amended, and not being subject to any stop order or proceeding (or threatened proceeding by the SEC) seeking a stop order with respect to such registration statement that has not been withdrawn. In connection with the merger, CBLI filed a registration statement on Form S-4 with the Securities and Exchange Commission on February 16, 2021 containing a proxy statement for the special meeting of stockholders required to obtain approval of the issuance of shares of the Company’s common stock in the Merger and a prospectus registering the issuance of such shares.  The registration statement has not yet been declared effective by the Securities and Exchange Commission.

On February 19, 2021, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") for the sale of 2,000,000 shares (the "Shares") of common stock at a purchase price of $7.00 per share, in a registered direct offering. The closing of the sale of the Shares under the Purchase Agreement occurred on February 23, 2021. The gross proceeds to the Company from the transaction were approximately $14 million, before deducting the placement agent’s fees and other estimated offering expenses. Under the Company’s engagement letter (the "Engagement Letter") with H.C. Wainwright & Co., LLC ("Wainwright"), pursuant to which Wainwright agreed to serve as exclusive placement agent for the issuance and sale of the Shares, the Company also issued to designees of Wainwright warrants to purchase up to 150,000 shares of Common Stock (the "Placement Agent Warrants"). Subject to certain ownership limitations, the Placement Agent Warrants are immediately exercisable at a price of $8.75 per share of Common Stock, subject to customary adjustments as provided under the terms of the Placement Agent Warrants. The Warrants are exercisable for five years from the commencement of sales of the shares being offered.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of CBLI, BioLab 612 through the dissolution date in November 2020, and Panacela. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States ("GAAP").

At December 31, 2020, we had cash, cash equivalents, and short-term investments of $2.3 million. Of that total, $0.3 million was restricted for the use of our consolidated joint venture, Panacela, leaving $2.0 million available for general use, which management believes in connection with the February 2021 common stock issuance will be sufficient to support CBLI's operations through April 2022. To ensure continuing operations beyond that point, management is evaluating all opportunities, including investments from non-controlling interests, the sale or license of our drug candidates, the issuance of additional equity, and securing additional revenues from the U.S. or Russian governments. These financial statements have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. As it relates to Cytocom, their financial statements issued for the year ended December 31, 2019 raised substantial doubt about Cytocom's ability to continue as a going concern given current debt levels and planned operating cash outflows through 2020. It is uncertain what impact a planned merger with Cytocom would have on the proposed new consolidated entity's ability to generate sufficient cash flows in order to sustain operations. For further information on the proposed operating results and cash flows of a merged entity, refer to Registration Statement on Form S-4 filed with the SEC on February 16, 2021.

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

Cash and Cash Equivalents

The Company had $1.9 million and $1.1 million of cash and cash equivalents at December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020, $0.015 million of the Company’s cash and cash equivalents were held in Russian banks, all of which was denominated in rubles.

Short-Term Investments

The Company’s short-term investments are classified as and held to maturity and recorded at amortized cost. Short-term investments consist of $0.3 million in certificates of deposit with maturity dates beyond three months and less than one year and are owned by Panacela. These investments are classified as held to maturity given the intent and ability to hold the investments to maturity. Realized gains and losses, and interest and dividends on short-term investments are recorded in our Statements of Operations as Interest and Other Income. The cost of securities sold is based on the specific identification method.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk primarily consist of cash and cash equivalents and short-term investments. The Company maintains cash balances with financial institutions in excess of insured limits.

As of December 31, 2020, the Company held less than 1% of its cash and cash equivalents in accounts located outside of the United States.

As of February 8, 2021, the Dollar:Russian Ruble exchange rate increased to 75.1107, resulting in a decrease of $0.0002 million to the Company’s cash and cash equivalents as compared to December 31, 2020.

Significant Customers and Accounts Receivable

The following table presents our revenue by customer, on a proportional basis, for the periods indicated:

	Years ended December 31,
	2020	2019	Variance
U.S. Department of Defense	81.2%	64.5%	16.7%
Incuron, Inc	18.8%	35.5%	-16.7%
	100.0%	100.0%	0.0%

Although the Company anticipates future DoD contract and grant revenues, since we have no active agreements there is no guarantee that these revenue streams will continue in the future.

The Company extends unsecured credit to its government customers under normal trade agreements and contracted terms, which generally require payment within 30 days. Accounts receivable consist of amounts due under contracts and grants from these customers, along with amounts receivable under subleases at our Buffalo, New York office facility. The allowance for doubtful accounts was $0.1 million and $0.0 million at December 31, 2020 and December 31, 2019, respectively.

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

The Company’s remaining outstanding warrants were treated as equity upon issuance and continue to be treated as equity since they do not contain any mandatory redemption features or other provisions that would require a different classification of these warrant instruments outside of permanent equity.

Foreign Currency Translation

The Russian ruble is the functional currency of our foreign subsidiaries, which are all located in the Russian Federation. Assets and liabilities of these companies are translated into U.S. dollars at the period-end exchange rate. Income and expense items are translated at the average exchange rates during the period. The net effect of this translation is recorded in the consolidated financial statements as accumulated other comprehensive income (loss). As a result of the dissolution of BioLab 612 in November 2020, accumulated foreign currency translation in the amount of $57,936 was realized, and recorded to foreign exchange gain in the Statements of Operations.

Other Comprehensive Income (Loss)

The Company applies the Codification on comprehensive income that requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The following table presents the changes in accumulated other comprehensive loss for the year ended December 31, 2020.

	Gains and (losses) on foreign exchange translations	Total
Beginning balance	$(568,030)	$(568,030)
Realized foreign currency translation	(57,936)	(57,936)
Foreign currency translation	(59,714)	(59,714)
Ending balance	$(685,680)	$(685,680)

Revenue Recognition

The Company generates grant and contract revenue from two different types of contractual arrangements: cost reimbursement grants and contracts, and fixed-price grants and contracts. Costs consist primarily of internal labor charges, subcontractors and materials, as well as an allocation of fringe benefits, overhead and general and administrative expenses. Under cost reimbursement grants and contracts, revenue is recognized during the period that the associated research and development costs are incurred. Under fixed-price grants and contracts, revenue is recognized using the percentage-of-completion method. The assumptions and estimates used in determination of the percentage-of-completion are developed in coordination with the principal investigator performing the work.

Research and Development

Research and development ("R&D") costs are expensed as incurred. R&D costs primarily consist of salaries, fringe benefits, and stock-based compensation for our clinical and scientific personnel along with a ratable share of our facility expenses. Other R&D expenses include fees paid to research-oriented consultants, outside service providers, costs of materials used in clinical trials, and other research activities.

Accounting for Stock-Based Compensation

The Cleveland BioLabs, Inc. Equity Incentive Plan, adopted in 2018 (the "Plan"), authorizes CBLI to grant (i) options to purchase common stock, (ii) restricted or unrestricted stock units, and (iii) stock appreciation rights, so long as the exercise or grant price of each are at least equal to the fair market value of the stock on the date of grant. As of December 31, 2020, an aggregate of 597,557 shares of common stock were authorized for issuance under the Plan, of which a total of approximately 515,493 shares of common stock remained available for future awards. In addition, a total of 76,064 shares of common stock reserved for issuance were subject to currently outstanding stock options granted under the Plan as in effect prior to the 2018 amendment and restatement. A single participant cannot be awarded more than 100,000 shares annually. Awards granted under the Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term and number of shares) under the Plan are specified in an award document, and approved by the Company's board of directors or its management delegates.

The 2013 Employee Stock Purchase Plan ("ESPP") provides a means by which eligible employees of the Company and certain designated related corporations may be given an opportunity to purchase shares of common stock. As of December 31, 2020, there were 725,000 shares of common stock reserved for purchase under the ESPP. The number of shares reserved for purchase under the ESPP increases on January 1 of each calendar year by the lesser of (i) 10% of the total number of shares of common stock outstanding on December 31st of the preceding year, or (ii) 100,000 shares of common stock. The ESPP allows employees to use up to 15% of their compensation to purchase shares of common stock at an amount equal to 85% of the fair market value of the Company's common stock on the offering date or the purchase date, whichever is less.

The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted where the vesting period is based on length of service or performance, while a Monte Carlo simulation model is used for estimating the fair value of stock options with market-based vesting conditions. No options were granted during the years ended December 31, 2020 and 2019.

Income taxes

No income tax expense was recorded for the years ended December 31, 2020 and 2019 as the Company did not have taxable income for any of the years presented. A full valuation allowance has been recorded against the Company’s net deferred tax asset.

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

The Company has excluded the following securities from the calculation of diluted net loss per share because all such securities were antidilutive for the periods presented:

	As of December 31,
Common Equivalent Securities	2020	2019
Warrants	371,340	327,253
Options	76,064	136,105
Total	447,404	463,358

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$-	$324,870	$-	$324,870
Total assets	$-	$324,870	$-	$324,870
Liabilities:
Accrued warrant liability	$-	$-	$-	$-

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$-	$452,301	$-	$452,301
Total assets	$-	$452,301	$-	$452,301
Liabilities:
Accrued warrant liability	$-	$-	$6,414	$6,414

The Company has certain warrants that could require settlement in cash if a fundamental transaction occurs, as defined in the respective agreements. These agreements specify that any amount due to warrant holders as a result of a fundamental transaction would be based on the Black-Scholes pricing model.

The following are the assumptions used to measure the accrued warrant liability as of and during the years ended December 31, 2020 and 2019:

"Risk-free interest rate" means the range of U.S. Treasury rates with a term that most closely resembles the expected life of the option as of the date the option is granted.

"Expected dividend yield" means the anticipated dividend return for an investor over the expected life. For the Company, this amount is zero as it is not anticipated that dividends will be paid for the foreseeable future.

"Expected life" means the period of time that options granted are expected to remain outstanding, based wholly on the use of the simplified (safe harbor) method. The simplified method is used because the Company does not have adequate historical exercise information to estimate the expected life the options granted.

"Expected volatility" means a measure of the amount by which a financial variable, such as share price, has fluctuated (historical volatility) or is expected to fluctuate (implied volatility) during a period. Expected volatility is based on the Company’s historical volatility.

	December 31,
	2020	2019
Stock Price	$3.45	$0.60
Exercise Price	$20.40	$3.64 - 20.40
Term in years	0.04	1.04-1.60
Volatility	69.29%	84.59 - 98.24%
Annual rate of quarterly dividends	0%	0%
Discount rate- bond equivalent yield	0.00%	1.58 - 1.59%

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 fair value measurement of the accrued warrant liability for the years ended December 31, 2020 and 2019:

Year Ended December 31, 2020
Beginning Balance	$6,414
Total (gains) or losses, realized and unrealized, included in earnings (1)	426,130
Settlements	(432,544)
Balance at December 31, 2020	$-

Year Ended December 31, 2019
Beginning Balance	$78,637
Total (gains) or losses, realized and unrealized, included in earnings (1)	(72,223)
Balance at December 31, 2019	$6,414

(1)	Unrealized gains or losses related to the accrued warrant liability were included as change in value of warrant liability.

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis. As of December 31, 2020 and 2019, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.

The Company considers the accrued warrant liability measurement to be Level 3 because some of the inputs into the measurements are neither directly or indirectly observable. The following table summarizes the unobservable inputs into the fair value measurements:

	December 31, 2020
Description	Fair Value	Valuation Technique	Unobservable Input	Range in years
Accrued warrant liability	$-	Black-scholes pricing model	Expected term	0.04

Management believes the value of the accrued warrant liability is more sensitive to changes in the Company’s stock price at the end of the respective reporting period as opposed to changes in the expected term. However, given the limited term remaining on the warrants recorded as liability instruments, a 10% increase or 10% decrease in the expected term or Company's stock price would not have changed the accrued warrant liability as of December 31, 2020.

The carrying amounts of the Company’s remaining financial instruments, which include cash, short-term investments, accounts receivable and accounts payable, approximate their fair values due to their short maturities.

4. Equipment

The following table summarizes the value of the Company’s equipment as of December 31, 2020 and 2019:

	As of December 31,
	2020	2019
Computer equipment	$89,362	$98,307
Lab equipment	39,651	39,651
Furniture	3,100	3,100
	132,113	141,058
Less accumulated depreciation	(128,398)	(125,544)
Equipment, net	$3,715	$15,514

5. Stockholders' Equity

During June 2020, the Company raised $2.8 million in net proceeds from the issuance of 1,515,878 shares of common stock and warrants to purchase 871,630 shares of common stock.  These warrants were recorded as a equity instrument and valued at $1.0 million at the date of issuance utilizing the following Black-Scholes assumptions.

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

Warrants

In connection with sales of the Company's common stock and the issuance of debt instruments that have since been repaid, warrants were issued. The warrants expire between one and seven years from issuance from the date of grant and are subject to the terms applicable in each agreement. The following table sets forth the changes in the number of warrants outstanding for the periods presented:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2018	528,054	$10.90
Forfeited, Canceled	(200,801)	14.18
Outstanding at December 31, 2019	327,253	8.89
Granted	871,630	2.11
Exercised	(827,543)	2.03
Outstanding at December 31, 2020	371,340	$7.28

Equity Incentive Plan

The following is a summary of option award activity under the Plan for the year ended December 31, 2020:

	Year ended December 31, 2020
	Total Stock Options Outstanding	Weighted Average Exercise Price per Share	Nonvested Stock Options	Weighted Average Grant Date Fair Value per Share
December 31, 2019	136,105	$40.07	—	$—
Forfeited, Canceled	(60,041)	56.19	—	—
December 31, 2020	76,064	$27.35	—	$—

The following is a summary of outstanding stock options under the Plan as of December 31, 2020:

	Stock Options Outstanding	Vested Stock Options
Quantity	76,064	76,064
Weighted-average exercise price	$27.35	$27.35
Weighted Average Remaining Contractual Term (in Years)	3.24	3.24
Intrinsic value	$12,300	$12,300

For the years ended December 31, 2020 and 2019, the Company granted no stock options. The total intrinsic value of options exercised for the years ended December 31, 2020 and 2019 was $0. As of December 31, 2020, there was no total compensation cost not yet recognized related to unvested stock options.

6. Significant Alliances and Related Parties

Roswell Park Cancer Institute

The Company has entered into several agreements with Roswell Park Cancer Institute ("RPCI"), including various sponsored research agreements, an exclusive license agreement and clinical trial agreements for the conduct of the Phase 1 entolimod oncology study, and the Phase 1 CBL0137 intravenous administration study. Additionally, our Chief Scientific Officer, Dr. Andrei Gudkov, is the Senior Vice President of Basic Research at RPCI.

The Company incurred $1,197 and $67,896 in expense to RPCI related to research grants and agreements for the years ended December 31, 2020 and 2019, respectively. The Company had $0 and $345 included in accounts payable owed to RPCI at December 31, 2020 and 2019, respectively.

The Cleveland Clinic

CBLI entered into an exclusive license agreement, or the License, with The Cleveland Clinic ("CCF") pursuant to which CBLI was granted an exclusive license to CCF's research base underlying our therapeutic platform and certain product candidates in development by Panacela. CBLI has the primary responsibility to fund all newly developed patents, however, CCF retains ownership of those patents covered by the agreement. CBLI also agreed to use commercially diligent efforts to bring one or more products to market as soon as practical, consistent with sound and reasonable business practices and judgments. In consideration for the License, CBLI agreed to issue CCF common stock and make certain milestone, royalty and sublicense royalty payments. Milestone payments, which may be credited against future royalties, amounted to $0 for the years ended December 31, 2020 and 2019. No royalty or sublicense royalty payments were made to CCF during the two-year period ended December 31, 2020.

The Company also recognized $0 and $30,710 as research and development expense to CCF for the years ended December 31, 2020 and 2019, respectively. The Company had $0 included in accrued expenses payable at December 31, 2020 and 2019.

Buffalo BioLabs and Incuron

Our Chief Scientific Officer, Dr. Andrei Gudkov, has business relationships with several entities with which we transact business, the most significant of which is Buffalo BioLabs ("BBL"), where Dr. Gudkov was a founder and currently serves as its Principal Scientific Adviser. Pursuant to a master services agreement we have with BBL, the Company recognized $0 and $124 as research and development expense to BBL for the years ended December 31, 2020 and 2019, respectively. We also recognized $0 and $23,106 from BBL as sublease and other income for the years ended December 31, 2020 and 2019, respectively, of which $6,285 and $6,285 is included in accounts receivable at December 31, 2020 and 2019, respectively.

Dr. Gudkov is also an uncompensated member of the board of directors for Incuron. Pursuant to master service and development agreements we have with Incuron, the Company performs various research, business development, clinical advisory, and management services to Incuron. We recognized revenue of $49,357 and $395,544 from Incuron for the years ended December 31, 2020 and 2019, respectively. In addition, we also recognized $0 and $2,268 from Incuron as sublease and other income for the years ended December 31, 2020 and 2019, respectively. Pursuant to these agreements, we had accounts receivable of $0 and $99,285 from Incuron at December 31, 2020 and 2019, respectively.

IP Bayramov Roman

The liquidator of our subsidiary, BioLab 612, LLC, also provides accounting services through a separate legal entity to Panacela Labs, LLC. Professional fee expense to this firm, IP Bayramov Roman, amounted to $16,679 and $18,537 for the years ended December 31, 2020 and 2019, respectively.

Genome Protection

GPI incurred $53,760 and $196,975 in consultant expenses with members of the Company's management team for the years ended December 31, 2020 and 2019, respectively. The Company recognized $0 and $7,409 as sublease and other income from GPI for the year ended December 31, 2020 and 2019, respectively. We had accounts receivable of $0 and $3,700 at December 31, 2020 and 2019, respectively.

Board of Directors

The Company approved two cash awards to members of the Board of Directors during 2020 in the amount of $150,000. We had accounts payable to one Board of Directors member in the amount of $117,500 as of December 31, 2020.

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

Loss from continuing operations consists of the following:

	For the Year Ended December 31,
	2020	2019
US operations	$(2,352,514)	$(2,562,960)
Foreign operations	(85,359)	(131,704)
	$(2,437,873)	$(2,694,664)

The provision for income taxes charged to continuing operations is $0 for all periods presented.

Deferred tax assets (liabilities) were comprised of the following as of the periods presented below:

	As of December 31,
	2020	2019
Deferred tax assets:
Operating loss carryforwards	$36,791,000	$36,449,000
Accrued expenses and stock compensation	5,922,000	5,940,000
Tax credit carryforwards	4,045,000	4,017,000
Intellectual property	2,460,000	4,049,000
Equipment	40,000	71,000
Other	36,000	-
Total deferred tax assets	49,294,000	50,526,000
Deferred tax liabilities	-	-
Net deferred tax asset	49,294,000	50,526,000
Valuation allowance	(49,294,000)	(50,526,000)
	$—	$—

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate of 21% for the year ended December 31, 2020 and December 31, 2019 to the pretax loss from continuing operations as a result of the following differences:

	For the Year Ended December 31,
	2020	2019
Tax at the U.S. statutory rate	$(512,000)	$(566,000)
Change in value of warrant liability	89,000	(15,000)
Valuation allowance	289,000	581,000
Merger facilitative costs	134,000	—
	$—	$—

At December 31, 2020, the Company had U.S. federal net operating loss carryforwards of approximately $148.0 million, of which $139.7 million begins to expire if not utilized by 2023, and $8.3 million, which has no expiration, and approximately $4.3 million of tax credit carryforwards which begin to expire if not utilized by 2024. The Company also has state net operating loss carryforwards of approximately $93.8 million, which begin to expire if not utilized by 2027 and state tax credit carryforwards of approximately $0.3 million, which begin to expire if not utilized by 2022. The purchase of 6,459,948 shares of common stock by Mr. Davidovich on July 9, 2015 resulted in Mr. Davidovich owning 60.2% of the Company, at that time. We therefore believe it highly likely that this transaction will be viewed by the U.S. Internal Revenue Service as a change of ownership as defined by Section 382 of the Internal Revenue Code. Consequently, our ability to utilize approximately $124.8 million of U.S. federal net operating loss carryforwards, $3.65 million of U.S. tax credit carryforwards, approximately $73.4 million of state net operating loss carryforwards, and $324,000 of state tax credit carryforwards, all of which occurred prior to July 9, 2015, are limited. As such, a significant portion of these carryforwards will likely expire before they can be utilized, even if the Company is able to generate taxable income that, except for this transaction, would have been sufficient to fully utilize these carryforwards.

ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including the Company's past and anticipated future performance, the reversal of deferred tax liabilities, length of carry-back and carry-forward periods and the implementation of tax planning strategies. Based on all available evidence, management has determined that a full valuation allowance was necessary at December 31, 2020 and 2019.

The Company files U.S. federal income tax returns, along with various state and foreign income tax returns. All federal, state and foreign tax returns for the years ended December 31, 2019, 2018 and 2017 are still open for examination.

The following presents a roll-forward of the unrecognized tax benefits and the associated interest and penalties:

	Unrecognized Tax Benefits	Interest and Penalties
Balance at January 1, 2019	$504,000	$-
Deferred tax position	6,000	-
Balance at December 31, 2019	510,000	-
Deferred tax position	4,000	-
Balance at December 31, 2020	$514,000	$-

8. Employee Benefit Plan

CBLI maintains an active defined contribution retirement plan for its employees, referred to herein as the Benefit Plan. All employees satisfying certain service requirements are eligible to participate in the Benefit Plan. The Company makes matching cash contributions each payroll period, up to 4% of employees’ salaries. The Company’s expense relating to the Benefit Plan was $15,741 and $33,325 for the years ended December 31, 2020, and 2019, respectively.

9. Commitments and Contingencies

The Company is a party to various legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company's management, resolution of these matters is not anticipated to have a material adverse effect on the Company.

The Company has entered into various agreements with third parties and certain related parties in connection with the research and development activities of its existing product candidates as well as discovery efforts on potential new product candidates. These agreements include fixed obligations to sponsor research and development activities, make minimum royalty payments for licensed patents and pay additional amounts that may be required upon the achievement of scientific, regulatory and commercial milestones, including milestones such as the submission of an IND to the FDA and the first commercial sale of the Company’s products in various countries. As of December 31, 2020 the Company is uncertain as to whether any of these contingent events will become realized. There were no milestone payments or royalties on net sales accrued for any of these agreements as of December 31, 2020 and 2019.

From time-to-time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues for liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company recorded a revenue loss contingency of $544,000 in the fourth quarter of 2019 related to deposits paid to a supplier in support of our JWMRP contract which the Company may have been responsible for repaying to the DoD.  This amount was recorded as an accrued expense in the December 31, 2019 Consolidated Balance Sheet.  During July 2020, the Company settled with the supplier for repayment of the deposit.  The Company used the proceeds from the return of the deposit to repay the DoD in settlement of any outstanding contingent event.  Accordingly, the Company recorded an extinguishment of the accrued liability to other income in the amount of $501,892 during June 2020.

During 2019, the Company identified that it had experienced cost overruns in the amount of $472,310 on certain governmental contracts with the Department of Defense. The Company had already received reimbursement from the Department of Defense for these overruns, and anticipated that the overruns would be eligible for application against cost under-spending on other tasks under the government contract. Accordingly, no loss contingency was recorded in 2019.  During 2020, upon further discussions with the Department of Defense, this matter was resolved in favor of the Company, and ultimately no loss contingency or revenue reduction was required to be recorded.

As of December 31, 2020, the Company had no unconditional purchase obligations for goods and services.

Operating Leases

The Company leases laboratory facilities and office facilities at various locations on a month to month basis. The Company recognizes rent expense on a straight-line basis over the term of the related operating leases. For the years ended December 31, 2020 and 2019, total rent expense related to the Company’s operating leases was $19,286 and $202,891, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Vice President of Finance (performing the functions of the Company's principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), as of December 31, 2020. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Vice President of Finance (performing the functions of the Company's principal executive officer and principal financial officer) concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Vice President of Finance (performing the functions of the Company's principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Vice President of Finance (performing the functions of the Company's principal executive officer and principal financial officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Remediation of Previously Reported Material Weakness

Management has implemented changes to strengthen our internal controls over the monitoring of revenue recognition and the prevention or detection of material misstatements on a timely basis related to contract compliance and proper revenue recognition.  These changes were intended to address the material weakness identified during the year ended December 31, 2019 and to enhance our overall control environment and include the ongoing activities described below.

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

We believe the measures described above facilitated the remediation of the material weakness identified during the year ended December 31, 2019 and strengthened our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify, or, in appropriate circumstances, not complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

Other than the mitigating controls discussed above, there was no change in our internal control over financial reporting during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Board of Directors

Set forth below are the names of all of the persons serving as our directors as of the date of this Annual Report on Form 10-K, their ages, their offices in the Company, if any, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years. Additionally, information about the specific experience, qualifications, attributes or skills that led to our Board’s conclusion at the time of filing of this Annual Report on Form 10-K that each nominee should serve as a director is set forth below.  There are no family relationships between or among any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

Name	Age	Position with the Company
Alexander Andryuschechkin (1)	37	Director
Anna Evdokimova	45	Director
Ivan Fedyunin	33	Director
Randy S. Saluck (1)	55	Director
Daniil Talyanskiy	36	Director
Lea Verny (1)	55	Chair of the Board

1.	Member of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.

Alexander Andryuschechkin. Mr. Andryushechkin was appointed to the Company’s Board to fill a vacancy in July 2016. He currently serves as the Chief Financial Officer and a board member of Generium JSC, a private biotech pharmaceutical manufacturing company based in the Russian Federation. He also currently serves as the Chief Financial Officer of IBC Generium LLC, a private pharmaceutical research and development company based in the Russian Federation. He has served as a board member of Affitech A/S since 2017. From 2012 to 2016, Mr. Andryushechkin was the Head of Finance of ASG LLC, a manufacturing company, where he was responsible for corporate finance and investment management. From 2010 to 2016, Mr. Andryushechkin was a member of the board of Festival City LLC, a real estate development company, where he focused on business development activities. From 2012 to 2014, Mr. Andryushechkin was Chairman of the Board ASTOR CJSC, where he focused on financial management. Mr. Andryushechkin graduated from the Omsk State University with a Master’s Degree in Economics in 2005 and a post-graduate degree in Economics and Management in 2008. Mr. Andryushechkin’s experience in corporate finance and financial management, including investment management and business valuation, make him an important asset to our Board.

Anna Evdokimova. Ms. Evdokimova was appointed to the Company’s Board in 2015. Ms. Evdokimova has served as Venture Capital Investment Director of Millhouse LLC, an asset management company, since May 2015 and served as the Deputy Head of Corporate Finance from 2006 to May 2015. She also has served on the board of directors of Russia Forest Product since 2008, on the board of directors of Novotalk since 2015, on the board of directors of Anyclip Ltd since 2015, on the board of directors of Storedot since 2016, and on the board of directors of each of SaferPlace, Oncotartis Inc., and Incuron Inc. since 2018. From 2002 to 2004, Ms. Evdokimova worked as the Head of Corporate Finance of a major Russian oil and gas company, Slavneft. In 1998, Ms. Evdokimova joined Russian-listed oil major Sibneft and served as Head of Export Finance through 2002. Ms. Evdokimova holds a Bachelor’s degree from Moscow State Linguistic University and a Master’s of Business Administration in finance from Fordham University. Ms. Evdokimova was originally appointed to our Board, and was subsequently selected as a director nominee in each successive election thereafter through 2019 under the terms of the Securities Purchase Agreement, dated as of June 24, 2015 (the "Davidovich Purchase Agreement"), between the Company and David Davidovich, our largest stockholder, which granted to him the right to designate a majority of the nominees who stand for election to our Board during the time he held a majority of our outstanding common stock, subject to the terms and conditions of the Davidovich Purchase Agreement. Ms. Evdokimova’s experience in international finance, particularly with respect to entities operating within the Russian Federation, make her an important asset to our board.

Ivan Fedyunin. Mr. Fedyunin was appointed to the Company’s Board to fill a vacancy in August 2018. Since 2017, he has served as an expert in healthcare and life science investments at Millhouse LLC, an asset management company, where his responsibilities include evaluating companies for investment consideration and portfolio management. From October 2014 through April 2017, Mr. Fedyunin served as R&D director of Pharmapark LLC, a private Russian pharmaceutical company, where his responsibilities included the supervision of the research and development department. From February 2013 through April 2017, he was a chief operating officer of Promogen-Mab LLC, a drug development company, where he supervised research and development and had a senior management role. Since June of 2017, Mr. Fedyunin has served on the boards of directors of Melcap Systems Ltd., BrainQ Technologies Limited, Vigorous Solutions Ltd., and Ocular Discovery Ltd., each of which is a private company in the medical device, biopharmaceutical or pharmaceutical space based in the State of Israel. In 2012, Mr. Fedyunin earned his PhD degree in biochemistry from Potsdam University, Germany while working at both Potsdam University and Max Planck Institute of Colloids and Interfaces. Mr. Fedyunin graduated from the Moscow State University, Russia with a major in biochemistry in 2008. Mr. Fedyunin was originally appointed to our Board, and was subsequently selected as a director nominee in each successive election thereafter through 2019, under the terms of the Davidovich Purchase Agreement with Mr. Davidovich, our largest stockholder, which granted to him the right to designate a majority of the nominees who stand for election to our Board, during the time he held a majority of our outstanding common stock, subject to the terms and conditions of the Davidovich Purchase Agreement. Mr. Fedyunin’s experience in portfolio management makes him an important asset to our Board.

Randy S. Saluck. J.D., MBA, Mr. Saluck previously served as one of our directors from May 2013 until April 2016 and was subsequently reappointed to the Board in July 2016 to fill a vacancy. Since 2017, Mr. Saluck has been the Chief Executive Officer and a Director of Libertas Funding LLC, a company focused on providing funding for small businesses. From 2015 to 2018, Mr. Saluck has been part-time Chief Financial Officer and General Counsel of Convexity Scientific, LLC., a private medical device company on whose board he served from February 2016 to October 2017 as a director. From 2005 to 2017, Mr. Saluck was the Managing Member of Mortar Rock Capital Management, LLC and the Portfolio Manager of Mortar Rock Capital LP, a value-oriented investment fund. From 2014 to 2018, Mr. Saluck has served as the part-time Chief Strategic Officer of Accelerated Pharma, Inc., a company focused on genomic technology to develop drugs for oncology and other indications. From 2002 to 2005, Mr. Saluck was a portfolio manager at the investment fund of Meisenbach Capital, LP and, from 2000 to 2002, Mr. Saluck was a senior analyst at Tyndall Partners, LLC, which invested in value-oriented equities and distressed debt. Prior thereto, Mr. Saluck was an investment banker focused on mergers and acquisitions involving a variety of industries at Salomon Brothers Inc. Before becoming an investment banker, Mr. Saluck was a corporate and securities attorney, working at Cahill Gordon & Reindel LLP and then Tenzer Greenblatt LLP. As an attorney, Mr. Saluck worked with numerous small capitalization companies assisting them in the execution of their financing and strategic plans. He received a Bachelor’s degree from the University of Pennsylvania, a Juris Doctor degree from the University of Virginia and an MBA from the Wharton School of the University of Pennsylvania with a concentration in finance and accounting. Mr. Saluck provides our board with stockholder perspective and experience in public finance and investor relationships.

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

Lea Verny. Ms. Verny was first elected to the Company’s Board in April 2016 and has served as board chair since July 2016. She has collaborated with London-based SP Angel Corporate Finance LLP on a variety of projects including private equity, corporate finance and advisory, and project finance, since 2008. Prior to that, Ms. Verny served as a private banker with Banque Pictet, Switzerland. From 2001 to 2007, Ms. Verny was a Director in Corporate Finance and Advisory of HSBC Bank plc in London and served as a Head of Investment Banking with HSBC Bank in Russia. From 1997 to 2001, Ms. Verny was a representative of the HSBC Investment Bank plc in Russia. From 1995 to 1997, Ms. Verny had established and served as a Director of the Russian European Center for Economic Policy, the European Commission's TACIS Program's funded organization that, through teams of Western experts, provided economic policy advice to Russian authorities. Since December 2016, Ms. Verny has served as a director for Zoltav Resources, Inc., a Russian-focused oil and gas exploration and production company. Ms. Verny holds a Bachelor's degree in Statistics and International Relations from the Hebrew University in Jerusalem as well as a Master in Business Administration Degree from INSEAD in France. Ms. Verny was originally selected as a nominee for election to our Board, and was subsequently selected as a director nominee in each successive election thereafter through 2019, under the terms of the Davidovich Purchase Agreement with Mr. Davidovich, our largest stockholder, which granted to him the right to designate a majority of the nominees who stand for election to our Board, during the time he held a majority of our outstanding common stock, subject to the terms and conditions of the Davidovich Purchase Agreement. Ms. Verny's international banking experience makes her an important asset to our Board and Audit Committee.

Executive Officers

The following table sets forth certain information regarding our executive officers. The Board elects officers annually and such executive officers serve at the discretion of the Board. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Langdon Miller, MD	67	Chief Medical Officer
Andrei Gudkov, Ph.D., D. Sci.	64	Chief Scientific Officer
Christopher Zosh	45	Interim Principal Executive Officer and Principal Financial Officer; Vice President of Finance

Langdon L. Miller, MD. Dr. Miller has been Chief Medical Officer since 2015, and from 2015 through mid-2020 he also served as our President. He previously served as a strategic adviser to the Company beginning in 2014. Dr. Miller has maintained a drug development consultancy, Sound Clinical Solutions, SP, located in Seattle, WA since 2013 and, through his consultancy, has served as a consulting Chief Medical Officer to Oncternal Therapeutics, Inc., located in San Diego, CA, from August 2016 through April 2018. Since April 2018, Dr. Miller has also served as Executive Vice President and Chief Medical Officer of VelosBio Inc., a private biopharmaceutical company that was acquired by Merck & Co in December 2020 and now is a wholly owned subsidiary of Merck & Co. Dr. Miller has served on the board of Dunn Gardens, a private, not-for-profit organization, since 2013 and was appointed to the board of Swedish Club, a private, not-for-profit organization in April of 2019. Dr. Miller has more than 25 years of experience in the design and conduct of translational and clinical drug development programs in oncology (both in hematological and solid tumors) and orphan diseases (including cystic fibrosis, muscular dystrophy, and hemophilia). He has worked in all phases (phase 1-4) of drug development, from first-in-human studies through pivotal registration-directed trials to medical affairs programs and has filed multiple INDs, CTAs, NDAs and orphan drug applications. Dr. Miller played major roles in the development of filgrastim and sargramostim, in the regulatory approvals of irinotecan, exemestane, epirubicin, dexrazoxane, sunitinib, and idelalisib in several cancers, and in validating new endpoints for Duchenne muscular dystrophy and cystic fibrosis. He has extensive experience in the generation, analysis, presentation, and justification of drug development programs before regulatory authorities, advisory committees, investigators, investors, and business development partners. He has authored over 100 regulatory documents and publications. Dr. Miller has held leadership positions in government and in large and small biopharmaceutical companies. He was a Senior Investigator at the National Cancer Institute from 1989 to 1995 before transitioning to industry at the Pharmacia Corporation, where he held positions of increasing responsibility from 1995 to 2003, eventually heading oncology drug development there as Clinical Vice President, Global Clinical Research. He built the clinical development team at PTC Therapeutics where he was Chief Medical Officer from 2003 to 2010 before moving to Calistoga Pharmaceuticals as Executive Vice President of Research and Development from 2010 to 2011. Upon Calistoga’s acquisition by Gilead Sciences, he became Vice President of Clinical Research Oncology at Gilead Sciences from 2011 to 2013. He holds a Doctorate in Medicine from Northwestern University and completed his residency in internal medicine at the University of Minnesota and an oncology fellowship at Stanford University.

Andrei Gudkov, Ph.D., D. Sci. Dr. Gudkov has served as our Chief Scientific Officer since our inception in June 2003 and served as a director from our inception in June 2003 until April 2016. From 2007 to 2019, Dr. Gudkov served as Senior Vice President of Basic Science at Roswell Park Comprehensive Cancer Center (Roswell Park) and since 2019 he has served as Senior Vice President of Research Technology and Innovation at Roswell Park. Since 2007, he has served as Chairman of the Department of Cell Stress Biology at Roswell Park. He also serves as a Director for Everon Biosciences, Inc., Oncotartis Inc., Incuron Inc., Panacela Labs, Inc., and Chief Science Officer of Genome Protection, Inc., an anti-aging drug development company jointly owned by the Company. From 2001 to 2007, he was Chairman of the Department of Molecular Biology at the Lerner Research Institute at the Cleveland Clinic and Professor of Biochemistry at Case Western Reserve University. Prior to this, he was a tenured faculty member in the Department of Molecular Genetics at the University of Illinois at Chicago, where his lab concentrated on the development of new functional gene discovery methodologies and the identification of new candidate cancer treatment targets. Before immigrating to the United States in 1990, Dr. Gudkov worked at The National Cancer Research Center in Moscow, where he led a broad research program focused on virology and cancer drug resistance. Dr. Gudkov holds a Ph.D. and D. Sci. Degree in Experimental Oncology from the Cancer Research Center (Moscow, Russia).

Christopher Zosh has served as Vice President of Finance of the Company since January 1, 2019 and in December 2019, was designated by our Board as our interim principal executive officer and principal financial officer. Prior to that, he served as Acting Finance Director of the Company, from July 2017 through December 2018, and Senior Accountant, from June 2014 through June 2017, where his responsibilities have included overseeing the Company’s internal accounting and financial reporting functions. Since July 1, 2017, he has also served on the board of directors of Panacela Labs, Inc., a joint venture between the Company and Joint Stock Company "Rusnano," a Russian investment fund, in which the Company holds a 66.77% equity interest. Prior to joining the Company, Mr. Zosh held several positions over his fourteen-year career with Sodexo, a facilities management and food service company to schools, universities, hospitals, senior living communities, venues and other vital industries, the most recent of which was Financial Accounting Analyst. In addition, Mr. Zosh served as an Orthopedic Specialist in the United States Army Reserves. He holds a bachelor’s degree in business administration with a concentration in accounting from the State University of New York at Buffalo.

Code of Ethics for Senior Executives and Financial Officers, Code of Business Conduct and Ethics for Directors and Code of Conduct

The Board has adopted a Code of Ethics for Senior Executives and Financial Officers that is specifically applicable to executive officers and senior financial officers, including our principal executive officer and principal financial officer. Additionally, the Board has adopted the Code of Business Conduct and Ethics for Directors that is specifically applicable to our directors. Both the Code of Ethics for Senior Executives and Financial Officers and the Code of Business Conduct and Ethics for Directors are posted on our website, www.cbiolabs.com, under the link "Investors" and the section therein titled "Corporate Governance." We have also adopted a Code of Conduct in order to promote honest and ethical conduct and compliance with the laws and governmental rules and regulations to which we are subject. The Code of Conduct is applicable to all of our employees, officers and directors, and is posted on our website, www.cbiolabs.com, under the link "Investors" and the section therein titled "Corporate Governance." The Company intends to satisfy the requirement to disclose any amendment to, or waivers from, a provision of its code of ethics by posting such information at this same website.

Corporate Governance

Audit Committee.

Our Company has a separately designated standing audit committee (the "Audit Committee"). Our Audit Committee met four times during fiscal year 2020. This committee currently has three members, Messrs. Saluck (Chair) and Andryuschechkin and Ms. Verny, each of whom is independent under the rules of the Nasdaq Capital Market.

The Board has determined that Mr. Saluck is an "audit committee financial expert," as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K.

Our Audit Committee generally has direct responsibility and oversight for our accounting policies and internal controls, financial reporting practices, and legal and regulatory compliance. More specifically, the Audit Committee is responsible for reviewing and discussing the annual audited financial statements and disclosures with management and our independent auditor; reviewing the financial statements and disclosures provided in our quarterly and periodic reports with management and the independent auditor; and overseeing the external audit coverage, including appointment and replacement of the independent auditor and pre-approval of all audit and non-audit services to be performed by the independent auditor.

  Compensation Committee.

Our Compensation Committee was just reconstituted following the Company no longer qualifying as a "controlled company" in 2020, so it did not meet during fiscal year 2020. This committee currently has three members, Alexander Andryuschechkin, Randy Saluck and Lea Verny, each of whom is independent under the rules of the Nasdaq Capital Market.

The Compensation Committee determines and approves the compensation level of executive officers based on an evaluation of their performance in light of our goals and objectives. The Compensation Committee also considers our performance and relative stockholder return, the level and value of similar incentive awards prevalent in the industry, and awards given to executive officers in past years. The Compensation Committee also has the authority to recommend to the Board compensation for directors and the form of this compensation. The Compensation Committee makes recommendations to the full Board with respect to the adoption, amendment, termination, or replacement of both incentive compensation plans and equity-based plans. The Compensation Committee has the power to retain professionals to assist in the evaluation of director and executive compensation, and has the sole authority to retain and terminate any such professional and to approve the professional’s fees. The Compensation Committee may also establish subcommittees of entirely independent directors to evaluate special or unique matters.

For a discussion concerning the processes and procedures for determining executive and director compensation, see "Narrative Disclosure to Summary Compensation Table" and "Executive Officer and Director Compensation."

  Nominating and Corporate Governance Committee.

Our Nominating and Corporate Governance Committee was just reconstituted following the Company no longer qualifying as a "controlled company" in 2020, so it did not meet during fiscal year 2020.  The Nominating and Corporate Governance Committee has three members, Alexander Andryuschechkin, Randy Saluck and Lea Verny, each of whom is independent under the rules of the Nasdaq Capital Market.

The Nominating and Corporate Governance Committee generally has responsibility for identifying candidates who are eligible under the qualification standards set forth in our Corporate Governance Guidelines and recommending such eligible individuals to serve as members of the Board. It also makes recommendations to the Board concerning the structure and membership of other Board committees. The Nominating and Corporate Governance Committee is also charged with considering matters of corporate governance generally and reviewing and recommending to the Board, periodically, our corporate governance principles.

In addition, under our current corporate governance policies, the Nominating and Corporate Governance Committee may consider candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Nominating and Corporate Governance Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the Board, and concern for the long-term interests of the stockholders. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources.

Item 11. Executive Compensation

Summary Compensation Table

The following table shows the total compensation paid or accrued during the last two fiscal years ended December 31, 2020 and 2019 to our (1) Chief Medical Officer, (2) Chief Science Officer, and (3) Vice President of Finance.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)		Total ($)
Langdon L. Miller	2020	23,100	-		23,100
Chief Medical Officer	2019	73,725	-		77,625
Andrei Gudkov	2020	26,055	-		26,055
Chief Science Officer	2019	66,138	-		66,138
Christopher Zosh	2020	116,769	4,671	(1)	121,440
Vice President of Finance* (principal executive officer and principal financial officer)	2019	92,463	11,031	(2)	103,494

 1.     Includes Company 401(k) matching contributions.

    2.     Includes Company 401(k) matching contributions and quarterly bonus payments.

* Following the resignation of the Company's former chief executive officer, which became effective as of December 13, 2019, Christopher Zosh was designated by the Board as interim Principal Executive Officer and Principal Financial Officer on December 13, 2019.

Narrative Disclosure to Summary Compensation Table

Langdon L. Miller, MD

On August 10, 2020, the Company entered into a Consulting Agreement (the "Miller Consulting Agreement") with Sound Clinical Solutions, SP, a consulting services provider of which Dr. Langdon Miller, the Company’s Chief Medical Officer, is sole proprietor. The Miller Consulting Agreement replaced Dr. Miller’s previous employment agreement, which expired in accordance with its terms in July 2020. Under the Miller Consulting Agreement, Dr. Miller continues to serve the Company as Chief Medical Officer as an independent contractor, and not an employee, for the term of six months, unless extended by mutual agreement of the Company and Dr. Miller, or earlier terminated. The Company has agreed to pay Dr. Miller, through his consultancy, the rate of $350 per hour for his services, which will be focused on clinical development responsibilities associated with the development of the Company’s principal drug candidate, entolimod, as a medical radiation countermeasure, and such other duties and responsibilities associated with his continued services as Chief Medical Officer. In addition, Dr. Miller may be reimbursed for pre-approved travel expenses. Both Dr. Miller and the Company may terminate the Miller Consulting Agreement for convenience upon 14 days’ prior written notice. Upon termination, the Company will pay all fees owed to Dr. Miller for services rendered prior to the termination date, but he will not be entitled to any severance or other post-termination payments. The Miller Consulting Agreement also contains customary confidentiality and inventions and proprietary information provisions.

Andrei Gudkov, Ph.D., D. Sci.

On October 11, 2020, the Company entered into a Consulting Agreement (the "Gudkov Consulting Agreement") with Dr. Andrei Gudkov, Ph.D., D. Sci., the Company’s Chief Scientific Officer. The Gudkov Consulting Agreement replaces Dr. Gudkov’s previous employment agreement, which expired in accordance with its terms in July 2020. Under the Gudkov Consulting Agreement, Dr. Gudkov will continue to serve the Company as Chief Scientific Officer as an independent contractor, and not an employee, for the term of six months, unless extended by mutual agreement of the Company and Dr. Gudkov, or earlier terminated. The Company has agreed to pay Dr. Gudkov, through his consultancy, the rate of $225 per hour for his services, which will be focused on clinical development responsibilities associated with the development of the Company’s principal drug candidate, entolimod, as a medical radiation countermeasure, and such other duties and responsibilities associated with his continued services as Chief Scientific Officer. In addition, Dr. Gudkov may be reimbursed for pre-approved travel expenses. Both Dr. Gudkov and the Company may terminate the Gudkov Consulting Agreement for convenience upon 14 days’ prior written notice. Upon termination, the Company will pay all fees owed to Dr. Gudkov for services rendered prior to the termination date, but he will not be entitled to any severance or other post-termination payments. The Gudkov Consutling Agreement also contains customary confidentiality and inventions and proprietary information provisions.

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

The following table shows grants of stock options outstanding on the last day of the fiscal year ended December 31, 2020, including both awards subject to performance conditions and non-performance-based awards, to each of the executive officers named in the Summary Compensation Table. There were no stock option exercises by any of our named executive officers during the fiscal year ended December 31, 2020. There were no outstanding stock awards that were not then exercisable to the executive officers named in the Summary Compensation Table on the last day of the fiscal year ended December 31, 2020. All balances shown in the table below have been adjusted to account for the 1:20 reverse split of the Company’s common stock that was effected on January 28, 2015. All awards are fully vested.

		Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date
Langdon L. Miller	10,000	3.00	5/4/2025
Andrei Gudkov	6,250	3.20	4/22/2025
	7,500	13.60	3/13/2024
	4,203	30.80	5/12/2023
	2,813	67.00	1/22/2022
	7,481	143.20	3/20/2021
Christopher Zosh	125	10.40	6/16/2024
	300	3.20	4/22/2025

Director Compensation

Of the directors on our Board during fiscal 2020, Ms. Evdokimova and Mr. Fedyunin (together, the "Millhouse Directors") are each employees of Millhouse LLC, an asset management company of which Mr. Davidovich, our largest stockholder, serves as the Chief Executive Officer. Ms. Evdokimova and Mr. Fedyunin were selected as director nominees under the terms of the Davidovich Purchase Agreement with Mr. Davidovich, which granted him the right to designate a majority of the nominees who stand for election to our Board during the time he held a majority of our outstanding common stock. The Millhouse Directors are each paid employees of Millhouse LLC, and were employed by Millhouse LLC prior to the time of their original appointment or election to the Board. The Millhouse Directors, along with Messrs. Andryuschechkin and Talyanskiy, do not receive compensation for board service from the Company; however the remaining two board members do receive compensation for board service. The following is a description of the cash compensation arrangements under which the other directors are currently compensated for board and committee services.

Position	Annual Fee	Compensated Directors
Board Member	$30,000	Ms. Verny, Mr. Saluck
Board Chair	5,000	Ms. Verny
Audit Committee Chair	5,000	Mr. Saluck

In addition to annual cash compensation listed above, the Company from time to time compensates members of the Board with special cash awards for distinguished service. In 2020, the Board approved two such awards to members of the Board, Ms. Verny was awarded $100,000 and Mr. Saluck was awarded $50,000.

In addition to annual cash compensation, the Company from time to time compensates members of the Board with equity in the form of options to purchase shares of our common stock. In 2020, the Company did not grant stock options to any member of the Board for services performed since our 2020 Annual Meeting. Each of our directors is also reimbursed for reasonable out-of-pocket expenses incurred in attending our board or board committee meetings.

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2020 to each of our directors by the Company.

Name	Paid or earned in cash ($)	Total ($)
Randy S. Saluck, J.D., MBA (1)	85,000	85,000
Lea Verny (2)	135,000	135,000
Anna Evdokimova (2)	-	-
Ivan Fedyunin (2)	-	-
Ivan Persiyanov (2)	-	-
Alexander Andryuschechkin (2)	-	-
Daniil Talyanskiy (2)	-	-

 1.     As of December 31, 2020, Mr. Saluck held 20,250 options that are all exercisable and fully vested.

 2.     Mmes. Verny, Evdokimova and Messrs. Fedyunin, Andryushechkin and Talyanskiy held no stock options or other equity awards as of December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of December 31, 2020 for (a) the executive officers named in the Summary Compensation Table in the section titled "Item 11 - Executive Compensation," (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) stockholders that beneficially owned more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by a person or group within 60 days of December 31, 2020 pursuant to the exercise of options or warrants to be outstanding and beneficially owned by such person or group for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 13,376,062 shares of common stock outstanding on December 31, 2020.

Name	Outstanding Shares Beneficially Owned	Rights to Acquire Beneficial Ownership		Total Shares Beneficially Owned	Percent
5% or greater shareholders
David Davidovich(1)	6,459,948	—		6,459,948	48.29%
James W. Harpel(2)	1,205,979	—		1,205,979	9.02%
Directors and Named Executive Officers
Alexander Andryuschechkin	—	—		—	*
Anna Evdokimova	—	—		—	*
Ivan Fedyunin	—	—		—	*
Randy S. Saluck, J.D., MBA	140	20,250	(3)	20,390	*
Daniil Talyanskiy	—	—		—	*
Lea Verny	—	—		—	*
Andrei Gudkov, Ph.D., D. Sci.	75,869	28,247		104,116	*
Langdon L. Miller, MD	—	10,000	(4)	10,000	*
Christopher Zosh	—	425	(5)	425	*
All current executive officers and directors as a group (9 persons)	76,009	58,922		134,931	1.00%

* Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1) David Davidovich reported sole voting and dispositive power with respect to 6,459,948 shares of our common stock in a Statement on Schedule 13D filed with the SEC on July 21, 2015. Mr. Davidovich's address is APT 3, 21 Manresa Road, London, United Kingdom, SW3 SLZ.

(2) James W. Harpel reported sole voting and dispositive power with respect to 1,009,979 shares of our common stock and shared voting and dispositive power over 196,000 shares of our common stock on Schedule 13G filed with the SEC on February 11, 2021. Mr. Harpel reported that the shares with respect to which he has shared voting and dispositive power are owned by six trusts over which Mr. Harpel has Power of Attorney and shares with the trustees of such trusts the power to vote or dispose the shares held by such trusts. Mr. Harpel’s address is Palm Beach Capital, 525 South Flagler Drive, Suite 201, West Palm Beach, FL 33401.

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

Change of Control of the Company

On July 9, 2015, we closed a private placement transaction with David Davidovich, a venture capital investor, pursuant to which the Company issued and sold to Mr. Davidovich an aggregate of 6,459,948 shares of the Company’s common stock, for an aggregate purchase price of approximately $25 million, or $3.87 per share, under the terms of the Davidovich Purchase Agreement. Under the Davidovich Purchase Agreement, Mr. Davidovich also had the right to nominate for election to the Board a majority of directors until such time when he no longer holds a majority of the issued and outstanding common stock of the Company. As a result of the closing of the issuance and sale of the shares to Mr. Davidovich under the terms of the Davidovich Purchase Agreement, Mr. Davidovich assumed effective control of the Company through his ownership of approximately 60% (since reduced to 48.29% due to the subsequent issuance of additional shares of common stock) of our outstanding shares of common stock and his right to nominate for election to the Board a majority of our directors.  As a result of additional issuances of our common stock during the fiscal year ending December 31, 2020, Mr. Davidovich no longer holds a majority of the issued and outstanding common stock of the Company, so although he is still has significant control over the Company through his ownership of a large amount of our common stock, he no longer has the contractual ability under the Davidovich Purchase Agreement to select a majority of the nominees to stand for election to board of directors each year.

In connection with the closing of Mr. Davidovich’s purchase, on July 9, 2015, we also entered into a Registration Rights Agreement with Mr. Davidovich (the "Registration Rights Agreement"). Pursuant to the terms of the Registration Rights Agreement, we filed a registration statement under the Securities Act of 1933 registering for resale the shares held by Mr. Davidovich. The registration statement has been declared effective by the SEC and since July 9, 2017 Mr. Davidovich has been able to freely sell some or all of his shares of our common stock, the effect of which sale or sales may be that Mr. Davidovich ceases to control the Company.

On October 16, 2020, as previously disclosed, the Company entered into the Merger Agreement with Merger Sub, and Cytocom, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Cytocom, with Cytocom continuing as a wholly owned subsidiary of the Company and the surviving corporation of the merger. In consideration of the merger, the Company will issue new shares of its common stock the holders of Cytocom’s capital stock. Under the exchange ratio formula set forth in the Merger Agreement, as of immediately after the merger, the former Cytocom stockholders are expected to own approximately 61% of the outstanding shares of the Company’s common stock on a fully diluted basis and stockholders of the Company as of immediately prior to the merger are expected to own approximately 39% of the outstanding shares of Company’s common stock on a fully diluted basis, subject to certain adjustments. Additionally, beginning at the effective time of the merger, the Board will consist of seven members, three of whom will be designated by the Company and four of whom will be designated by Cytocom, and Cytocom’s Chief Executive Officer, Michael Handley, will serve as Chief Executive Officer of the Company. Accordingly, upon closing of the merger, the Company will experience a change of control.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2020, regarding shares of common stock that may be issued under the Company’s equity compensation plans, including the Cleveland Biolabs, Inc. Equity Incentive Plan, adopted in 2018 (the "Equity Plan"). Information is included for both equity compensation plans approved by the Company’s stockholders and not approved by the Company’s stockholders (which date back to before the Company became a reporting company under the Exchange Act).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	76,064	27.35	515,493
Equity compensation plans not approved by security holders	—	—	—
Total	76,064	27.35	515,493
(1)	Consists of the Equity Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to our written Related Party Transaction Policy, the Audit Committee must provide written approval in advance for any transaction that could involve an actual, potential or perceived conflict of interest, including transactions where employees or directors have a substantial financial interest in any of our competitors, customers or suppliers, or where gifts or loans of value in excess of $200 are received in a year from our suppliers, customers or competitors. The policy also requires advance written approval for any transaction where an employee or director owns a substantial interest in an entity that has a prospective business relationship with, or is a competitor of, us. In determining whether to approve any transaction requiring review under the policy, the Audit Committee considers whether the terms of the transaction are fair and on the same basis as would apply for a non-related party; whether there are business reasons for the Company to enter into the transaction; whether the transaction would impair the independence of an independent director; and whether the transaction would present an improper conflict of interest for a director or executive of the Company. The following is a list of transactions with related persons reviewed and approved by the Audit Committee during the two fiscal years ended December 31, 2020. There were no transactions with related persons required to be reported that were not reviewed and approved by the Audit Committee that were entered into during the year ended December 31, 2020, except that the transactions involving Norma Investments Limited described below were approved by the full Board, with no participation by the interested directors.

Transactions and Relationships with Dr. Gudkov

Our Chief Scientific Officer, Dr. Andrei Gudkov, is the Senior Vice President of Basic Science and the Chairman of the Department of Cell Stress Biology at Roswell Park Cancer Institute ("RPCI"). We subcontract Dr. Gudkov’s laboratory at RPCI from Health Research Inc. to perform certain research and development studies for us, and also purchase certain core products and services from RPCI, including mice, the housing and storage of mice, irradiator services, DNA sequencing and blood analysis. RPCI also serves as one of our clinical sites. For the aforementioned services, we paid Health Research Inc. approximately $0.00 million and $0.06 million in 2020 and 2019, respectively.

Dr. Gudkov is also an uncompensated member of the board of directors for Incuron, LLC ("Incuron"). Pursuant to master service and development agreements we have with Incuron, the Company performs various research, business development, clinical advisory, and management services for Incuron. We recognized revenue of $0.05 million and $0.4 million from Incuron for the years ended December 31, 2020, and 2019, respectively. In addition, we also recognized $0 and $2,268 from Incuron for sublease and other income for the years ended for the years ended December 31, 2020, and 2019, respectively.

Transactions and Relationships with GPI and Norma Investments

As previously disclosed, in the third quarter of 2018, the Company entered into a series of related transactions under which the Company and Everon Biosciences, Inc. ("Everon") licensed and assigned certain intellectual property to Genome Protection, Inc. ("GPI"), a corporation formed by the Company for the purpose of creating a joint venture with Everon. GPI, which is currently 50% owned by the Company and 50% owned by Everon, is undertaking a research and development program aimed at clinical testing of entolimod and GP532 (a variant of our entolimod drug candidate) and the development of medications with anti-aging and other indications associated with genome damage. On August 10, 2018, GPI, Norma Investments Limited, a British Virgin Islands company ("Norma"), the Company and Everon entered into that certain Simple Agreement for Future Equity (the "SAFE"). Norma is controlled by investor Roman Abramovich, who also controls Millhouse Capital, LLC, the employer of three members of the Company’s Board at the time the transaction was approved, Anna Evdokimova, Ivan Fedyunin and Ivan Persiyanov, and of which the Company’s controlling stockholder is chief executive officer. Ms. Evdokimova and Messrs. Fedyunin and Persiyanov did not participate in the deliberations or vote to approve the Company’s entry into the SAFE.

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

Under the SAFE, the parties agree that GPI’s board of directors (the "GPI Board") will consist of four members, two of whom will be selected by Norma, one of whom will be selected by the Company and one of whom will be selected by Everon. The SAFE also provides that the parties agreed that a quorum of the GPI Board will require that at least one of the directors selected by Norma be present. Additionally, the SAFE sets forth a number of actions that GPI will be prohibited from taking without the unanimous consent of all of the members of the GPI Board, including, among other things, effecting a change of control transaction, terminating its operations, dissolving or liquidating, amending its organizational documents, transferring or licensing its intellectual property or issuing any shares of capital stock. The SAFE sets forth other matters that must be approved by a majority of the members of the GPI Board, including the incurrence of indebtedness exceeding $100,000, granting a lien or other encumbrance on GPI’s assets, entering into a related party transaction and hiring, terminating or setting the compensation of executive officers. The Company and Everon have each guaranteed, to the extent of their powers as stockholders of GPI, the due and punctual performance by GPI of all of its obligations under the SAFE, and have also agreed to indemnify, on a joint and several basis, Norma for any losses arising out of any misrepresentation or any material breach of the SAFE, up to the amount of the purchase price paid by Norma under the SAFE.

In connection with the execution of the SAFE, the Company, Everon, GPI and Norma entered into that certain Director Designation Agreement, dated as of August 10, 2018 (the "Director Designation Agreement"), pursuant to which the parties made certain commitments as to voting and transfer of their shares of GPI and GPI’s governance. Under the terms of the Director Designation Agreement, the parties agreed that the GPI Board will consist of four members, two of whom will be selected by Norma, one of whom will be selected by the Company and one of whom will be selected by Everon. Each party to the Director Designation Agreement also commits to (i) vote its GPI capital stock for the selected designees of the other parties, (ii) cause the director(s) appointed by it to nominate for election the selected designees of the other parties, (iii) vote its GPI capital stock for the removal of a member of the GPI Board if the party that originally selected such person so requests and (iv) to cause the director(s) appointed by it to vote to fill any vacancy created by the death, resignation or removal of a party’s designee director with the replacement designee selected by such party.

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

The Company recognized $0 and $7,909 in sublease and other income from GPI for the year ended December 31, 2020 and 2019, respectively.

Parent of Smaller Reporting Company

We have no parent company, though David Davidovich may be considered to be our parent by virtue of his ownership of 49.29% of our outstanding shares of common stock.

Independence

Because David Davidovich held more than 50% of the voting power for the election of our directors until June 2020, the Company was a "controlled company" within the meaning of the NASDAQ Stock Market Rules, and therefore was exempt from a number of corporate governance rules applicable to non-controlled companies. However, as a result of additional issuances of shares of our common stock, Mr. Davidovich now holds less than a majority of our common stock, and, accordingly, we are no longer a "controlled company." Instead, we are now subject to the same corporate governance rules of the NASDAQ Stock Market that apply to any other company that qualifies as a "smaller reporting company" under the rules of the SEC.

Our Board has affirmatively determined that all of our directors are "independent." Mme. Verny and each of Messrs. Saluck and Andryuschechkin are independent under The NASDAQ Stock Market Rules and the Securities Exchange Act of 1934 (the "Exchange Act") for purposes of serving on the Audit Committee.  Each of Mme. Evdokimova and Messrs. Persiyanov, Talyanskiy, and Fedyunin are independent under such rules for purposes of general board service.

Item 14. Principal Accounting Fees and Services

Meaden & Moore, Ltd. acts as the principal auditor for us and also provides certain audit-related services. We have entered into an engagement agreement with Meaden & Moore, Ltd. that sets forth the terms by which Meaden & Moore, Ltd. will perform audit services for us. That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.

The Audit Committee pre-approves all services provided by Meaden & Moore, Ltd. to us. In pre-approving services, the Audit Committee considers whether such services are consistent with the SEC’s rules on auditor independence. The fees for the services provided by Meaden & Moore, Ltd. to us are set forth below.

Audit Fees

Audit Fees were $133,300 for the year ended December 31, 2020 and were $115,900 for the year ended December 31, 2019. Audit Fees consisted of work performed in the audit of financial statements and work performed in connection with quarterly financial statement reviews, statutory audits, consultation regarding financial accounting and/or reporting standards, filings with the SEC and comfort letters.

Audit-Related Fees

There were no amounts billed by Meaden & Moore, Ltd. for Audit-Related Fees during the years ended December 31, 2020 and December 31, 2019.

Tax Fees

There were no amounts billed by Meaden & Moore, Ltd. for Tax Fees during the years ended December 31, 2020 and December 31, 2019.

All Other Fees

There were no amounts billed by Meaden & Moore, Ltd. for Other Fees during the years ended December 31, 2020 and December 31, 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Financial Statements, included in Part II, Item 8. "Financial Statements and Supplementary Data":
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations for the years ended December 31, 2020 and 2019
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
Consolidated Statement of Stockholders’ Equity as of December 31, 2020 and 2019
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

None.

(3)	Index to Exhibits: The exhibits listed in the following Exhibit Index are filed with this report or, as noted, incorporated by reference herein.

Exhibit No.	Identification of Exhibit
2.1**	Merger Agreement, dated as of October 16, 2020, among Cleveland Biolabs, Inc., High Street Acquisition Corp. and Cytocom, Inc. (Incorporated by reference to Exhibit 2.1 to Form 8-K filed October 19, 2020).
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

Exhibit No.	Identification of Exhibit
4.3	Description of Registrant's Securities (Incorporated by reference to Exhibit 4.4 to Form 10-K filed on April 15, 2020).
4.4	Form of Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 3, 2020).
4.5	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on June 3, 2020).
4.6	Settlement and General Release Agreement, dated as of July 15, 2020, between Cleveland BioLabs, Inc. and Alpha Capital Anstalt (Incorporated by reference to Exhibit 4.3 to Form 10-Q filed on August 14, 2020).
4.7	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 23, 2021).
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
10.4†

Second Amendment to Exclusive License Agreement, dated September 22, 2011, by and between The Cleveland Clinic Foundation and the registrant (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the period ended September 30, 2011, filed on November 9, 2011).

10.5

Sponsored Research Agreement between Cleveland BioLabs, Inc. and Roswell Park Cancer Institute Corporation, effective as of January 12, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 12, 2007).

10.6

Investment Agreement, dated September 19, 2011, by and among Panacela Labs, Inc., the Registrant and Open Joint Stock Company Rusnano (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended September 30, 2011, filed on November 9, 2011).

10.7†

Exclusive License and Option Agreement, dated September 23, 2011, by and between Children’s Cancer Institute Australia for Medical Research and Panacela Labs, Inc (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the period ended September 30, 2011, filed on November 9, 2011).

10.8†

Exclusive License and Option Agreement, dated September 23, 2011, by and between Health Research, Inc., Roswell Park Institute Division, Roswell Park Cancer Institute Corporation, and Panacela Labs, Inc (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the period ended September 30, 2011, filed on November 9, 2011).

10.9

Amended and Restated Exclusive Sublicense Agreement, dated September 23, 2011, by and between Cleveland BioLabs, Inc. and Panacela Labs, Inc. (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the period ended September 30, 2011, filed on November 9, 2011).

10.10

Assignment Agreement, dated September 23, 2011, by and between Panacela Labs, Inc. and Cleveland BioLabs, Inc. (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the period ended September 30, 2011, filed on November 9, 2011).

Exhibit No.	Identification of Exhibit
10.11	Royalty Agreement dated April 29, 2015 by and between Cleveland BioLabs, Inc. and Incuron LLC (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 4, 2015).
10.12*	Cleveland BioLabs, Inc. Equity Incentive Plan (Incorporated by reference to Appendix A to Proxy Statement on Schedule 14A filed on April 1, 2008).
10.13*	First Amendment to Cleveland BioLabs, Inc. Equity Incentive Plan (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on June 9, 2010).
10.14*	Second Amendment to Cleveland BioLabs, Inc. Equity Incentive Plan (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on June 15, 2012).
10.15*	Third Amendment to Cleveland BioLabs, Inc. Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 17, 2015).
10.16*	Form of Stock Award Grant Agreement (Incorporated by reference to Exhibit 99.2 to Form 8-K filed on June 15, 2012).
10.17*	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 99.3 to Form 8-K filed on June 15, 2012).
10.18*	Cleveland BioLabs, Inc. 2013 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 20, 2013).
10.19*	First Amendment to Cleveland BioLabs, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 17, 2015).
10.20*	2012 Long-term Executive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 15, 2012).
10.21*	Severance Benefit Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 13, 2014).
10.22*	Cleveland BioLabs, Inc. Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 1, 2018).
10.23	License Agreement, dated as of August 6, 2018, between Cleveland BioLabs, Inc. and Genome Protection, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 10, 2018).
10.24	Assignment Agreement, dated as of August 6, 2018, between Cleveland BioLabs, Inc. and Genome Protection, Inc. (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 10, 2018).
10.25

Simple Agreement for Future Equity, dated as of August 10, 2018, among Genome Protection, Inc., Norma Investments Limited, Cleveland BioLabs, Inc. and Everon Biosciences, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 14, 2018).

10.26

Director Designation Agreement, dated as of August 10, 2018, among Genome Protection, Inc., Everon Biosciences, Inc., Cleveland BioLabs, Inc. and Norma Investments Limited (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 14, 2018).

10.27	Form of Securities Purchase Agreement, dated as of June 1, 2020, between Cleveland BioLabs, Inc. and the purchasers named therein (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 3, 2020).
10.28	Consulting Agreement, dated as of August 10, 2020, between Cleveland BioLabs, Inc. and Sound Clinical Solutions, SP (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 14, 2020).
10.29	Consulting Agreement, dated as of October 11, 2020, between Cleveland BioLabs, Inc. and Andrei Gudkov, Ph.D., D. Sci. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 13, 2020).
10.30	Form of Voting and Support Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 19, 2020).
10.31	Form of Securities Purchase Agreement, dated as of February 19, 2021, between Cleveland BioLabs, Inc. and the purchasers named therein (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 23, 2021).
21.1	Subsidiaries
23.1	Consent of Meaden & Moore, Ltd.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Christopher Zosh
32.1	Section 1350 Certification.
101.1

The following financial statements and supplementary data are filed as a part of this annual report on Form 10-K for the quarter and year ended December 31, 2020: (i) Consolidated Balance Sheets at December 31, 2020 and 2019; (ii) Consolidated Statements of Operations for years ended December 31, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Loss for years ended December 31, 2020 and 2019; (iv) Consolidated Statement of Stockholders’ Equity for years ended December 31, 2020 and 2019; (v) Consolidated Statements of Cash Flows for years ended December 31, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements as blocks of text.

†	Confidential treatment has been granted from the Securities and Exchange Commission as to certain portions of this document.

*	Indicates management contract or compensatory plan required to be filed as an Exhibit.

**	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules have been omitted. Upon request, a copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated:	March 22, 2021	By:	/s/CHRISTOPHER ZOSH
Christopher Zosh
Vice President of Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Christopher Zosh	Vice President of Finance (Principal Executive Officer and Principal Financial Officer)	March 22, 2021
Christopher Zosh

/S/ Lea Verny	Director	March 22, 2021
Lea Verny

/S/ Randy Saluck	Director	March 22, 2021
Randy Saluck

/S/ Alexander Andryushechkin	Director	March 22, 2021
Alexander Andryushechkin

/S/ Anna Evdokimova	Director	March 22, 2021
Anna Evdokimova

/S/ Ivan Fedyunin	Director	March 22, 2021
Ivan Fedyunin

/S/ Daniil Talyanskiy	Director	March 22, 2021
Daniil Talyanskiy