Form 10-Q
period 2021-03-31
CLEVELAND BIOLABS INC
filed 2021-05-14
CIK 1318641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, there were 15,468,945 shares outstanding of the registrant’s common stock, par value $0.005 per share.

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires, the terms "Cleveland BioLabs," the "Company," "CBLI," "we," "us" and "our" refer to Cleveland BioLabs, Inc. and its consolidated subsidiaries, BioLab 612, LLC, Panacela Labs, Inc. and High Street Acquisition Corp. Our common stock, par value $0.005 per share, is referred to as "common stock."

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,359,297	$1,946,418
Short-term investments	264,193	324,870
Accounts receivable	—	11,512
Other current assets	70,120	31,506
Total current assets	14,693,610	2,314,306
Equipment, net	6,148	3,715
Total assets	$14,699,758	$2,318,021
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$309,721	$167,773
Accrued expenses	208,430	136,838
Total liabilities	518,151	304,611
Stockholders’ equity:
Preferred stock, $.005 par value; 1,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $.005 par value; 25,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 15,468,945 and 13,376,062 shares issued and outstanding as of March 31, 2021 and December 31, 2020	77,340	66,876
Additional paid-in capital	179,475,388	166,762,778
Accumulated other comprehensive loss	(690,864)	(685,680)
Accumulated deficit	(169,642,127)	(169,104,029)
Total Cleveland BioLabs, Inc. stockholders’ equity (deficit)	9,219,737	(2,960,055)
Noncontrolling interest in stockholders’ equity	4,961,870	4,973,465
Total stockholders’ equity	14,181,607	2,013,410
Total liabilities and stockholders’ equity	$14,699,758	$2,318,021

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2021	2020
Revenues:
Grants and contracts	$-	$156,042
Operating expenses:
Research and development	118,258	218,208
General and administrative	433,004	382,166
Total operating expenses	551,262	600,374
Loss from operations	(551,262)	(444,332)
Other income (expense):
Interest and other income	3,915	2,900
Foreign exchange gain	142	393
Change in value of warrant liability	-	(160,689)
Total other income (expense)	4,057	(157,396)
Net loss	(547,205)	(601,728)
Net loss attributable to noncontrolling interests	9,107	13,196
Net loss attributable to Cleveland BioLabs, Inc.	$(538,098)	$(588,532)
Net loss attributable to common stockholders per share of common stock, basic and diluted	$(0.04)	$(0.05)
Weighted average number of shares used in calculating net loss per share, basic and diluted	14,227,014	11,353,456

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2021	2020
Net loss including noncontrolling interests	$(547,205)	$(601,728)
Other comprehensive loss:
Foreign currency translation adjustment	(7,672)	(108,100)
Comprehensive loss including noncontrolling interests	(554,877)	(709,828)
Comprehensive loss attributable to noncontrolling interests	11,595	46,819
Comprehensive loss attributable to Cleveland BioLabs, Inc.	$(543,282)	$(663,009)

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Additional
	Common Stock		Treasury Stock		Paid-In
	Shares	Amount	Shares	Amount	Capital
Balance at December 31, 2019	11,298,239	$56,487	—	$—	$163,161,523
Exercise of warrants	105,000	53	—	—	504,853
Net loss	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at March 31, 2020	11,403,239	$56,540	—	$-	$163,666,376

Balance at December 31, 2020	13,376,062	$66,876	—	$-	$166,762,778
Exercise of warrants	92,883	464	—	—	(464)
Net loss	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Issuance of common stock, net of offering costs	2,000,000	10,000	—	—	12,713,074
Balance at March 31, 2021	15,468,945	$77,340	—	$-	$179,475,388

	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2019	$(568,030)	$(166,705,572)	$5,039,878	$984,286
Exercise of warrants	—	—	—	504,906
Net loss	—	(588,532)	(13,196)	(601,728)
Foreign currency translation	(74,777)	—	(33,623)	(108,100)
Balance at March 31, 2020	$(642,807)	$(167,294,104)	$4,993,059	$779,364

Balance at December 31, 2020	$(685,680)	$(169,104,029)	$4,973,465	$2,013,410
Exercise of warrants	—	—	—	—
Net loss	—	(538,098)	(9,107)	(547,205)
Foreign currency translation	(5,184)	—	(2,488)	(7,672)
Issuance of common stock, net of offering costs	—	—	—	12,723,074
Balance at March 31, 2021	$(690,864)	$(169,642,127)	$4,961,870	$14,181,607

See Notes to Consolidated Financial Statements

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(547,205)	$(601,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,883	3,080
Change in value of warrant liability	—	160,689
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(27,227)	8,074
Accounts payable and accrued expenses	209,456	4,292
Net cash used in operating activities	(363,093)	(425,593)
Cash flows from investing activities:
Sale of short-term investments	53,807	—
Net cash provided by investing activities	53,807	—
Cash flows from financing activities:
Issuance of common stock, net of offering costs	12,723,074	—
Exercise of warrants	—	382,215
Net cash provided by financing activities	12,723,074	382,215
Effect of exchange rate change on cash and equivalents	(909)	(23,935)
Increase (decrease) in cash and cash equivalents	12,412,879	(67,313)
Cash and cash equivalents at beginning of period	1,946,418	1,126,124
Cash and cash equivalents at end of period	$14,359,297	$1,058,811

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

CBLI was incorporated in Delaware in June 2003 and is headquartered in Buffalo, New York. CBLI has conducted business in the United States ("U.S.") directly and in the Russian Federation ("Russia") through two subsidiaries: one wholly owned subsidiary, BioLab 612, LLC ("BioLab 612"), which began operations in 2012 and was dissolved in November 2020; and Panacela Labs, Inc. ("Panacela"), which was formed by us and Joint Stock Company "RUSNANO" ("RUSNANO"), our financial partner in the venture, in 2011. Unless otherwise noted, references to the "Company," "we," "us," and "our" refer to Cleveland BioLabs, Inc. together with its subsidiaries.

In addition, the Company has an investment in Genome Protection, Inc. ("GPI") that is recorded under the equity method of accounting in the accompanying financial statements. The Company has not recorded its 50% share of the losses of GPI through March 31, 2021 as the impact would have reduced the Company's equity method investment in GPI below zero, and there are no requirements to fund the Company's share of these losses or contribute additional capital as of the date of these statements.

On October 16, 2020, the Company, High Street Acquisition Corp. ("Merger Sub"), a Delaware corporation and a wholly owned subsidiary of the Company, and Cytocom, Inc., a Delaware corporation ("Cytocom"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Cytocom, with Cytocom continuing as a wholly owned subsidiary of the Company and the surviving corporation of the merger (the "Merger"). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of Cytocom common stock, each outstanding share of Cytocom preferred stock that was not, by its terms, converted into shares of Cytocom common stock immediately prior to the effective time of the merger, and each vested restricted stock unit of Cytocom will be converted into the right to receive a number of shares of the Company’s common stock determined by the application of an exchange formula set forth in the Merger Agreement. The exchange formula provides that the total number of shares of the Company’s common stock to be issued as merger consideration for the Cytocom’s capital stock will, upon issuance, and based on each party’s estimated net cash as of December 31, 2020, be equal to approximately 57% of the outstanding shares of the combined company’s common stock. Accordingly, under the exchange ratio formula in the Merger Agreement and based on each party’s estimated net cash, as of immediately after the Merger, the former Cytocom stockholders are expected to own approximately 57% of the outstanding shares of the combined company’s common stock on a fully diluted basis and stockholders of the Company as of immediately prior to the Merger are expected to own approximately 43% of the outstanding shares of the combined company’s common stock on a fully diluted basis. Certain adjustments to this ratio will be made in respect of each party’s net cash at the time of the closing of the Merger, as determined in accordance with the Merger Agreement. Each unvested Cytocom restricted stock unit award will be converted into a restricted stock unit award of the Company. Immediately following the effective time of the Merger, the board of directors of the Company will consist of seven members, three of whom will be designated by the Company and four of whom will be designated by Cytocom. In addition, upon the closing of the Merger, Cytocom’s Chief Executive Officer, Michael Handley, will serve as Chief Executive Officer of the combined company. The closing of the Merger is subject to the satisfaction or waiver of certain conditions including, among other things, (i) the required approvals by the Company’s stockholders, (ii) the accuracy of the respective representations and warranties of each party, subject to certain materiality qualifications, (iii) compliance by the parties with their respective covenants, (iv) the absence of any law or order preventing the Merger and related transactions, (v) the shares of the Company’s common stock to be issued in the Merger being approved for listing (subject to official notice of issuance) on Nasdaq as of the closing and (vi) a registration statement on Form S-4 having become effective in accordance with the provisions of the Securities Act of 1933, as amended, and not being subject to any stop order or proceeding (or threatened proceeding by the SEC) seeking a stop order with respect to such registration statement that has not been withdrawn. In connection with the merger, CBLI filed a registration statement on Form S-4 with the Securities and Exchange Commission on February 16, 2021, as amended on May 7, 2021, containing a proxy statement for the special meeting of stockholders required to obtain approval of the issuance of shares of the Company’s common stock in the Merger and a prospectus registering the issuance of such shares.  The registration statement has not yet been declared effective by the Securities and Exchange Commission.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated condensed financial statements include the accounts of CBLI, BioLab 612, Panacela and Merger Sub. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated condensed balance sheet as of December 31, 2020, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim consolidated financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC (the "2020 Form 10-K").

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to fairly present the financial position of the Company as of March 31, 2021, along with its results of operations for the three month periods ended March 31, 2021 and 2020 and cash flows for the three-month periods ended March 31, 2021 and 2020. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

At March 31, 2021, we had cash, cash equivalents and short-term investments of $14.6 million in the aggregate. Management believes this capital will be sufficient to support operations beyond one year from this filing. To ensure continuing operations beyond that point, management is evaluating all opportunities, including seeking additional capital through debt or equity financing, the sale or license of drug candidates, the sale of certain of our tangible and/or intangible assets, the sale of interests in our subsidiaries or joint ventures, obtaining additional government research funding, or entering into other strategic transactions. Management believes that sufficient sources of financing will be available to support operations into the future, however there can be no assurances at this time. These financial statements have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

Significant Customers and Accounts Receivable

The following table presents our revenue by customer, on a proportional basis, for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
Customer	2021	2020	Variance
Department of Defense	0.0%	73.7%	(73.7)%
Incuron	0.0%	26.3%	(26.3)%
Total	0.0%	100.0%	(100)%

Other Comprehensive Income (Loss)

The Company applies the Accounting Standards Codification ("Codification") on comprehensive income (loss) that requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period arising from transactions and other events and circumstances from non-owner sources. The following table presents the changes in accumulated other comprehensive loss for the three months ended March 31, 2021.

Gains and losses on foreign exchange translations
Beginning balance	$(685,680)
Other comprehensive income (loss) before reclassifications	(5,184)
Amounts reclassified from accumulated other comprehensive loss	—
Ending balance	$(690,864)

Accounting for Stock-Based Compensation

The Cleveland Biolabs, Inc. Equity Incentive Plan, adopted in 2018 (the "Plan"), authorizes CBLI to grant (i) options to purchase common stock, (ii) restricted or unrestricted stock units, and (iii) stock appreciation rights, so long as the exercise or grant price of each are at least equal to the fair market value of the stock on the date of grant. As of March 31, 2021, an aggregate of 597,557 shares of common stock were authorized for issuance under the Plan, of which a total of 523,656 shares of common stock remained available for future awards. In addition, a total of 67,901 shares of common stock reserved for issuance were subject to currently outstanding stock options granted under The Cleveland BioLabs, Inc. Equity Incentive Plan, as in effect prior to the 2018 amendment and restatement. A single participant cannot be awarded more than 100,000 shares annually. Awards granted under the Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term, and number of shares) under the Plan are specified in an award document, and approved by the Company’s board of directors or its management delegates.

The 2013 Employee Stock Purchase Plan (the "ESPP") provides a means by which eligible employees of the Company and certain designated related corporations may be given an opportunity to purchase shares of common stock. As of March 31, 2021, there are 825,000 shares of common stock reserved for purchase under the ESPP. The number of shares reserved for purchase under the ESPP increases on January 1 of each calendar year by the lesser of: (i) 10% of the total number of shares of common stock outstanding on December 31st of the preceding year, or (ii) 100,000 shares of common stock. The ESPP allows employees to use up to 15% of their compensation to purchase shares of common stock at an amount equal to 85% of the fair market value of the Company’s common stock on the offering date or the purchase date, whichever is less.

The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted where the vesting period is based on length of service or performance, while a Monte Carlo simulation model is used for estimating the fair value of stock options with market-based vesting conditions. No options were granted during the three months ended March 31, 2021 and March 31, 2020.

Income Taxes

No income tax expense was recorded for the three months ended March 31, 2021 and 2020 as the Company does not expect to have taxable income for 2021 and did not have taxable income in 2020. A full valuation allowance has been recorded against the Company’s net deferred tax asset.

At March 31, 2021, the Company had U.S. federal net operating loss carryforwards of approximately $148.0 million, of which $139.7 million begins to expire if not utilized by 2023, and $8.3 million, which has no expiration, and approximately $4.3 million of tax credit carryforwards, which begin to expire if not utilized by 2024. The Company also has state net operating loss carryforwards of approximately $93.8 million, which begin to expire if not utilized by 2027, and state tax credit carryforwards of approximately $0.3 million, which begin to expire if not utilized by 2022. The purchase of 6,459,948 shares of common stock by David Davidovich on July 9, 2015 resulted in Mr. Davidovich owning 60.2% of the Company at that time. We therefore believe it highly likely that this transaction will be viewed by the U.S. Internal Revenue Service as a change of ownership as defined by Section 382 of the Internal Revenue Code. Consequently, our ability to utilize approximately $124.8 million of U.S. federal net operating loss carryforwards, $3.65 million of U.S. tax credit carryforwards, approximately $73.4 million of state net operating loss carryforwards, and $0.3 million of state tax credit carryforwards, all of which occurred prior to July 9, 2015, are limited. As such, a significant portion of these carryforwards will likely expire before they can be utilized, even if the Company is able to generate taxable income that, except for the foregoing transaction, would have been sufficient to fully utilize these carryforwards.

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

The Company has excluded the following securities from the calculation of diluted net loss per share because all such securities were antidilutive for the periods presented. Additionally, there were no dilutive securities outstanding as of March 31, 2021.

	As of March 31,
Common Equivalent Securities	2021	2020
Warrants	299,519	222,253
Options	67,901	96,397
Total	367,420	318,650

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

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$—	$264,193	$—	$264,193
Total assets	$—	$264,193	$—	$264,193

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$—	$324,870	$—	$324,870
Total assets	$—	$324,870	$—	$324,870
Accrued warrant liability	$—	$—	$—	$—

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 fair value measurements for the periods indicated:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
	Accrued Warrant Liability	Accrued Warrant Liability
Beginning Balance	$-	$6,414
Total (gains) or losses, realized and unrealized, included in earnings (1)	-	160,689
Settlements	-	(122,691)
Ending Balance	$-	$44,412

(1)

Unrealized gains or losses related to the accrued warrant liability were included as change in value of accrued warrant liability. There were no realized gains or losses for the three months ended March 31, 2021 and 2020.

As of March 31, 2021 and December 31, 2020, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.

The carrying amounts of the Company’s short-term financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short maturities.

4. Stockholders’ Equity

On February 19, 2021, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") for the sale of 2,000,000 shares (the "Shares") of common stock at a purchase price of $7.00 per share, in a registered direct offering. The closing of the sale of the Shares under the Purchase Agreement occurred on February 23, 2021. The gross proceeds to the Company from the transaction were $14 million, before deducting the placement agent’s fees and other estimated offering expenses. Under the Company’s engagement letter with H.C. Wainwright & Co., LLC ("Wainwright"), pursuant to which Wainwright agreed to serve as exclusive placement agent for the issuance and sale of the Shares, the Company also issued to designees of Wainwright warrants to purchase up to 150,000 shares of Common Stock (the "Placement Agent Warrants"). Subject to certain ownership limitations, the Placement Agent Warrants are immediately exercisable at a price of $8.75 per share of Common Stock, subject to customary adjustments as provided under the terms of the Placement Agent Warrants. The Warrants are exercisable for five years from the commencement of sales of the shares being offered.

The Company has granted options to purchase shares of common stock. The following is a summary of option award activity during the three months ended March 31, 2021:

	Total Stock Options Outstanding	Weighted Average Exercise Price per Share
December 31, 2020	76,064	$27.35
Granted	—	—
Vested	—	—
Forfeited, Canceled	(8,163)	143.62
March 31, 2021	67,901	$13.37

The following is a summary of outstanding stock options as of March 31, 2021:

	As of March 31, 2021
	Stock Options Outstanding	Vested Stock Options
Quantity	67,901	67,901
Weighted Average Exercise Price	$13.37	$13.37
Weighted Average Remaining Contractual Term (in Years)	3.36	3.36
Intrinsic Value	$86,400	$86,400

For the three months ended March 31, 2021 and 2020, the Company granted no stock options. As of March 31, 2021 and 2020, the total fair value of options vested was $0.

As of March 31, 2021, there was no total compensation cost not yet recognized related to unvested stock options.

5. Warrants

In connection with previous sales of the Company’s common stock and the issuance of debt instruments, warrants were issued which presently have exercise prices ranging from $2.03 to $8.75. The warrants expire between one and seven years from the date of grant, and are subject to the terms applicable in each agreement.

The following table summarizes the activity in our outstanding warrants since December 31, 2020:

	Number of Warrants	Weighted Average Exercise Price
December 31, 2020	371,340	$7.28
Granted	150,000	8.75
Exercised	(119,361)	2.03
Forfeited, Canceled	(102,460)	20.40
March 31, 2021	299,519	$5.62

6. Significant Alliances and Related Parties

Roswell Park Cancer Institute

The Company has entered into several agreements with Roswell Park Cancer Institute ("RPCI"), including: various sponsored research agreements, an exclusive license agreement and clinical trial agreements for the conduct of the Phase 1 entolimod oncology study and the Phase 1 Curaxin CBL0137 ("Curaxin") intravenous administration study. Additionally, the Company’s Chief Scientific Officer, or CSO, Dr. Andrei Gudkov, is the Senior Vice President of Research Technology and Innovation at RPCI. The Company incurred $0 and $1,197 in research and development expense to RPCI for the three months ended March 31, 2021 and 2020, respectively.

The Cleveland Clinic

CBLI has entered into an exclusive license agreement with The Cleveland Clinic pursuant to which CBLI was granted an exclusive license to The Cleveland Clinic’s research base underlying our therapeutic platform and certain product candidates licensed to Panacela. CBLI has the primary responsibility to fund all newly developed patents. However, The Cleveland Clinic retains ownership of those patents covered by the agreement. CBLI also agreed to use commercially diligent efforts to bring one or more products to market as soon as practical, consistent with sound and reasonable business practices and judgments. On August 6, 2018, CBLI sublicensed the intellectual property underlying entolimod's composition that CBLI licenses from The Cleveland Clinic to GPI. There were no milestone or royalty payments paid to The Cleveland Clinic during the three months ended March 31, 2021 and 2020.  The Company incurred no research and development expense to The Cleveland Clinic during the three months ended March 31, 2021 and 2020.

Buffalo BioLabs and Incuron

Our CSO, Dr. Andrei Gudkov, has business relationships with Buffalo BioLabs, LLC ("BBL"), where Dr. Gudkov was a founder and currently serves as its uncompensated Principal Scientific Advisor. The Company recognized no research and development expense to BBL for the three months ended March 31, 2021 and 2020. The Company also recognized no sublease and other income from BBL for the three months ended March 31, 2021 and March 31, 2020. Pursuant to our real estate sublease and equipment lease with BBL, the Company had gross accounts receivables of $0 and $6,285, and net accounts receivables of $0 and $6,285 from BBL at March 31, 2021 and 2020, respectively.

Dr. Gudkov is also an uncompensated member of the board of directors for Incuron. Pursuant to master service and development agreements we have with Incuron, the Company performs various research, business development, clinical advisory, and management services for Incuron. The Company recognized revenue of $0 and $41,010 for the three months ended March 31, 2021 and 2020, respectively. In addition, the Company recognized no sublease and other income from Incuron for the three months ended March 31, 2021 and 2020, respectively. Pursuant to these agreements, the Company had gross accounts receivables of $130,000 and $140,595, and net accounts receivables of $0 and $140,595 from Incuron at March 31, 2021 and 2020, respectively.

Genome Protection

GPI incurred $13,440 and $13,440 in consultant expenses with members of the Company's Board of Directors and management team during the three months ended March 31, 2021 and 2020, respectively. The Company recognized no sublease and other income from GPI during the three months ended March 31, 2021 and 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations and other portions of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding our future financial position, business strategy, new products, budgets, liquidity, cash flows, projected costs, regulatory approvals, or the impact of any laws or regulations applicable to us, plans and objectives of management for future operations, the expected ownership in the combined company of the former Cytocom securityholders and securityholders of the Company as of immediately prior to the Merger and governance of the combined company, are forward-looking statements. The words "anticipate," "believe," "continue," "should," "estimate," "expect," "intend," "may," "plan," "project," "will," and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed here for various reasons. We discuss many of these risks in Item 1A under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020. Factors that may cause such differences include, but are not limited to, the risk that the proposed merger may not be completed in a timely manner or at all, which may adversely affect the Company’s business and the price of Company’s common stock; the failure of either party to satisfy any of the conditions to the consummation of the proposed merger, including the approval of Company’s stockholders; uncertainties as to the timing of the consummation of the proposed merger; the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement; the effect of the announcement or pendency of the proposed merger on the Company’s business relationships, operating results and business generally; risks that the proposed merger disrupts current plans and operations and the potential difficulties in employee retention as a result of the proposed merger; risks related to diverting management’s attention from the Company’s ongoing business operations; the outcome of any legal proceedings that have been or may be instituted against the Company related to the merger agreement or the proposed merger; unexpected costs, charges or expenses resulting from the proposed merger; our need for additional financing to meet our business objectives; our history of operating losses; our ability to successfully develop, obtain regulatory approval for, and commercialize our products in a timely manner; our plans to research, develop and commercialize our product candidates; our ability to attract collaborators with development, regulatory and commercialization expertise; our plans and expectations with respect to future clinical trials and commercial scale-up activities; our reliance on third-party manufacturers of our product candidates; the size and growth potential of the markets for our product candidates, and our ability to serve those markets; the rate and degree of market acceptance of our product candidates; regulatory requirements and developments in the United States, the European Union and foreign countries; the performance of our third-party suppliers and manufacturers; the success of competing therapies that are or may become available; our ability to attract and retain key scientific or management personnel; our reliance on government funding for a significant portion of our operating costs and expenses; government contracting processes and requirements; the exercise of control over our company by our largest stockholder; the impact of the novel coronavirus ("COVID-19") pandemic on our business, operations and clinical development; the geopolitical relationship between the United States and the Russian Federation as well as general business, legal, financial and other conditions within the Russian Federation; our ability to obtain and maintain intellectual property protection for our product candidates; our potential vulnerability to cybersecurity breaches; and other factors discussed below and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2020.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. The forward-looking statements included in this quarterly report are made only as of the date hereof. We do not undertake any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and with our historical consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2020.

OVERVIEW

We are an innovative biopharmaceutical company developing novel approaches to activate the immune system and address serious medical needs. Our proprietary platform of Toll-like immune receptor activators has applications in mitigation of radiation injury and radiation oncology. We combine our proven scientific expertise and our depth of knowledge about our products’ mechanisms of action into a passion for developing drugs to save lives. Our most advanced product candidate is entolimod, an immune-stimulatory agent, which we are developing as a radiation countermeasure and other indications in radiation oncology. We conduct business in the U.S. directly and in Russia through two subsidiaries, one of which is wholly owned, BioLab 612 (which was dissolved in November 2020), and one of which is owned in collaboration with a financial partner, Panacela. In addition, we conduct business with a former subsidiary, Incuron, which will pay us a 2% royalty on future commercialization, licensing, or sale of certain technology we sold to Incuron. We also partner in a joint venture, GPI, with Everon Biosciences, Inc ("Everon").

Recent Developments

Merger with Cytocom, Inc.

As previously disclosed, on October 16, 2020, the Company, High Street Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company ("Merger Sub"), and Cytocom, Inc., a Delaware corporation ("Cytocom"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Cytocom, with Cytocom continuing as a wholly owned subsidiary of the Company and the surviving corporation of the merger (the "Merger"). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of Cytocom common stock, each outstanding share of Cytocom preferred stock that was not, by its terms, converted into shares of Cytocom common stock immediately prior to the effective time of the merger, and each vested restricted stock unit of Cytocom will be converted into the right to receive a number of shares of the Company’s common stock determined by the application of an exchange formula set forth in the Merger Agreement. The exchange formula provides that the total number of shares of the Company’s common stock to be issued as merger consideration for the Cytocom’s capital stock will, upon issuance, and based on each party’s estimated net cash as of the date of December 31, 2020, to be equal to approximately 57% of the outstanding shares of the combined company’s common stock. Accordingly, under the exchange ratio formula in the Merger Agreement and based on each party’s estimated net cash, as of immediately after the Merger, the former Cytocom stockholders are expected to own approximately 57% of the outstanding shares of the combined company’s common stock on a fully diluted basis and stockholders of the Company as of immediately prior to the Merger are expected to own approximately 43% of the outstanding shares of the combined company’s common stock on a fully diluted basis. Certain adjustments to this ratio will be made in respect of each party’s net cash at the time of the closing of the Merger, as determined in accordance with the Merger Agreement. Each unvested Cytocom restricted stock unit award will be converted into a restricted stock unit award of the Company. Immediately following the effective time of the Merger, the board of directors of the Company will consist of seven members, three of whom will be designated by the Company and four of whom will be designated by Cytocom. In addition, upon the closing of the Merger, Cytocom’s Chief Executive Officer, Michael Handley, will serve as Chief Executive Officer of the combined company. The closing of the Merger is subject to the satisfaction or waiver of certain conditions including, among other things, (i) the required approvals by the Company’s stockholders, (ii) the accuracy of the respective representations and warranties of each party, subject to certain materiality qualifications, (iii) compliance by the parties with their respective covenants, (iv) the absence of any law or order preventing the Merger and related transactions, (v) the shares of the Company’s common stock to be issued in the Merger being approved for listing (subject to official notice of issuance) on Nasdaq as of the closing and (vi) a registration statement on Form S-4 having become effective in accordance with the provisions of the Securities Act of 1933, as amended, and not being subject to any stop order or proceeding (or threatened proceeding by the SEC) seeking a stop order with respect to such registration statement that has not been withdrawn.

COVID-19 Pandemic

The COVID-19 pandemic has continued to affect multiple countries, including the United States, where a national emergency was declared, and several European and Asian countries. The continued spread of COVID-19 in the United States and worldwide, as well as the government-ordered shutdown and shelter-in-place orders imposed to counter the pandemic, have led to severe disruptions to the global economy. In this connection, on March 20, 2020, the Governor of New York announced that 100% of the workforce of all businesses, excluding essential services, must stay home. During the effectiveness of this order , we implemented a work-from-home policy for all employees based in our Buffalo, New York headquarters.  Under new applicable state orders, our offices may be occupied at their normal capacity if other safety precautions are taken, however, generally very few of our employees have returned to the office. We are continuing to monitor the situation and will take such further action  as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees.  The extent to which COVID-19 may impact our business, research and development efforts, preclinical studies, clinical trials, prospects for regulatory approval of our drug candidates, and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the effectiveness of vaccination efforts, ultimate geographic spread of the disease, the duration of the outbreak, the extent and duration of travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Furthermore, if we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations.

Registered Direct Offering

As previously disclosed, on February 19, 2021, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with several healthcare-focused and institutional investors for the sale by the Company of 2,000,000 shares (the "Shares") of the Company’s common stock at a purchase price of $7.00 per share in a registered direct offering. The closing of the sale of the Shares under the Purchase Agreement occurred on February 23, 2021. The gross proceeds to the Company from the transaction were $14 million, before deducting the placement agent’s fees and other estimated offering expenses. The Shares were offered and sold by the Company under a prospectus supplement and accompanying prospectus filed with the SEC pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on May 21, 2020 and subsequently declared effective on May 29, 2020 (File No. 333-238578). Under the Company’s engagement letter (the "Engagement Letter") with H.C. Wainwright & Co., LLC ("Wainwright"), pursuant to which Wainwright agreed to serve as exclusive placement agent for the issuance and sale of the Shares, the Company agreed to pay Wainwright an aggregate fee equal to 7.25% of the gross proceeds received by the Company from the sale of the securities in the transaction as well as a management fee equal to 1.0% of the gross proceeds received by the Company from the sale of the securities in the transactions. Pursuant to the Engagement Letter, the Company also issued to designees of Wainwright warrants to purchase up to 7.5% of the aggregate number of shares of Common Stock sold in the transactions, or warrants to purchase up to 150,000 shares of Common Stock (the "Placement Agent Warrants"). Subject to certain ownership limitations, the Placement Agent Warrants are immediately exercisable at an exercise price of $8.75 per share of Common Stock, subject to customary adjustments as provided under the terms of the Placement Agent Warrants. The Warrants are exercisable for five years from the commencement of sales of the shares being offered.

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

Revenue

Our revenue has historically originated from grants and contracts from both United States ("U.S.") federal government sources and service contracts with Incuron. U.S. federal grants and contracts have been provided to advance research and development of entolimod, our lead product candidate, which we believe is of interest for potential sale to the DoD, or the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services ("BARDA"). We also have provided various research, management, business development, and clinical advisory services to Incuron.

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

Critical Accounting Policies and Significant Estimates

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2020. Other than as set forth below, our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Fair Value of Financial Instruments

We use the held-to-maturity accounting method to determine the fair value of certain cash equivalents and short-term investments in U.S. Treasury Notes or certificates of deposit. As of March 31, 2021, we held approximately $0.3 million in certificates of deposit which we classified as Level 2.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenue

Revenue decreased from approximately $0.16 million for the three months ended March 31, 2020 to $0.00 million for the three months ended March 31, 2021, representing a 100% decrease. This decrease is primarily due to decreases in revenues from our JWMRP contract with the DoD for continued preclinical development of entolimod, decreases in revenue from our PRMRP contract (as defined below) with the DoD for continued clinical development of entolimod, and decreases in revenue from our service contract with Incuron. The decreases in revenues are due to the completion of the DoD contracts and grants in 2020 and the discontinuation of all revenue and service contracts with Incuron. Accordingly, unless we obtain new contract or grant awards, we may not generate significant revenue until we can commercialize one or more of our product candidates. Differences in our revenue sources, by program, between the years are set forth in the following table.

		Three Months Ended March 31,
Funding Source	Program	2021	2020	Variance
DoD	JWMRP Contract (1)	$-	$69,011	$(69,011)
DoD	PRMRP Contract (2)	-	46,021	(46,021)
Incuron	Service contract	-	41,010	(41,010)
		$-	$156,042	$(156,042)

(1)	The Congressionally Directed Medical Research Programs (CDMRP) Joint Warfighter Medical Research Program (JWMRP) contract was awarded on September 1, 2015.
(2)	The CDMRP Peer Reviewed Medical Research Program (PRMRP) grant was awarded effective as of September 30, 2015.

Research and Development Expenses

R&D expenses decreased from $0.22 million for the three months ended March 31, 2020 to $0.12 million for the three months ended March 31, 2021, representing a decrease of $0.10 million, or 45.6%. Variances in individual development programs are noted in the table below. The net decrease is primarily attributable to a $0.09 million decrease in R&D spending for biodefense applications of entolimod, and a $0.01 decrease in R&D spending on Curaxins. The decrease in spending for biodefense applications of entolimod is primarily due to a reduction in personnel costs. The remaining variances are not significant.

	Three Months Ended March 31,
	2021	2020	Variance
Entolimod for Biodefense Applications	$115,553	$200,955	$(85,402)
	115,553	200,955	(85,402)
Curaxins	—	11,544	(11,544)
Panacela product candidates	2,705	5,709	(3,004)
Total research & development expenses	$118,258	$218,208	$(99,950)

General and Administrative Expenses

G&A expenses increased from $0.38 million for the three months ended March 31, 2020 to $0.43 million for the three months ended March 31, 2021, representing an increase of $0.05 million, or 13.4%. This increase consisted primarily of an increase of $0.07 million in professional fees in part for activities related to the potential Merger, offset in part by a $0.03 million decrease in personnel and consulting costs.

Other Income and Expenses

Other income increased from $0.16 million of other expense for the three months ended March 31, 2020 to $0.004 million of other income for the three months ended March 31, 2021, representing an other income increase of $0.16 million, or 100%. This increase primarily related to the non-cash expense related to the change in valuation of our warrant liability during the three months ended March 31, 2020 as a result of stock price changes.

Liquidity and Capital Resources

We have incurred net losses of approximately $170 million from our inception through March 31, 2021. Historically, we have not generated, and do not expect to generate in the immediate future, revenue from sales of product candidates. Since our founding in 2003, we have funded our operations through a variety of means:

•     From inception through March 31, 2021, we have raised $160.6 million of net equity capital, including amounts received in connection with our February 2021 registered direct offering and from the exercise of options and warrants. We have also received $7.3 million in net proceeds from the issuance of long-term debt instruments;

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

 •     We have been awarded $4.0 million in grants and contracts not described above, all of which have been recognized at March 31, 2021;

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

We have incurred cumulative net losses and expect to incur additional losses related to our R&D activities. We do not have commercial products and have limited capital resources and our contracts and grants with the DoD were completed in 2020, meaning that we are currently not generating any revenues or cash from operations. At March 31, 2021, we had cash, cash equivalents and short-term investments of $14.6 million, which represents a increase of $12.4 million since the end of our last fiscal year. This increase was caused by our capital raise and warrant exercises, offset by our net cash used in operations of $0.36 million during the three months ended March 31, 2021. We expect our cash, cash equivalents, and short-term investments, to fund our projected operating requirements and allow us to fund our operating plan, in each case, into May 2022. However, until we are able to commercialize our product candidates at a level that covers our cash expenses, we will need to raise substantial additional capital, which we may be unable to raise in sufficient amounts, when needed and at acceptable terms. Our plans with regard to these matters may include seeking additional capital through debt or equity financing, the sale or license of drug candidates, the sale of certain of our tangible and/or intangible assets, the sale of interests in our subsidiaries or joint ventures, obtaining additional government research funding, or entering into other strategic transactions. There can be no assurance that we will be able to obtain future financing on acceptable terms, obtain additional government financing for our operations, or enter into other strategic transactions. In addition, the recent outbreak of the novel coronavirus known as COVID-19 has significantly disrupted world financial markets, negatively impacted U.S. market conditions and may reduce opportunities for us to seek out additional funding. If we are unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020	Variance
Cash flows used in operating activities	$(363,093)	$(425,593)	$62,500
Cash flows provided by investing activities	53,807	—	53,807
Cash flows provided by financing activities	12,723,074	382,215	12,340,859
Effect of exchange rate change on cash and equivalents	(909)	(23,935)	23,026
Increase (decrease) in cash and cash equivalents	12,412,879	(67,313)	12,480,192
Cash and cash equivalents at beginning of period	1,946,418	1,126,124	820,294
Cash and cash equivalents at end of period	$14,359,297	$1,058,811	$13,300,486

Operating Activities

Net cash used in operating activities decreased by $0.07 million to $0.36 million for the three months ended March 31, 2021 from $0.43 million for the three months ended March 31, 2020. Net cash used in operating activities for the period ending March 31, 2021 consisted of a reported net loss of $0.55 million, which was offset by $0.19 million of changes in operating assets and liabilities. The $0.19 million of changes in operating assets and liabilities consisted primarily of a $0.21 increase in accounts payable and accrued expenses.

Net cash used in operating activities for the three months ended March 31, 2020 of $0.43 million consisted of a reported net loss of $0.60 million, which was offset by $0.16 million of net non-cash operating activities, and further offset by $0.01 million of changes in operating assets and liabilities. The $0.16 million of net non-cash operating activities was due primarily to changes in the valuation of our warrant liability. The $0.01 million of changes in operating assets and liabilities consisted of a decrease in accounts receivable and increase in accounts payable and accrued expenses.

Investing Activities

Net cash provided by investing activities increased to $0.05 million for the three months ended March 31, 2021 from $0.0 million for the three months ended March 31, 2020 due to the sale of short-term investments during the three months ended March 31, 2021.

Financing Activities

Net cash provided by financing activities increased by $12.3 million for the three months ended March 31, 2021 from $0.38 million for the three months ended March 31, 2020 due to an issuance of common stock and warrants during the three months ended March 31, 2021.

Impact of Exchange Rate Fluctuations

Our reported financial results are affected by changes in foreign currency exchange rates between the U.S. dollar and the Russian ruble. Between January 1, 2021 and March 31, 2021, this rate fluctuated by 3.2%. For calendar year 2020, this rate fluctuated by 18.9%. Translation gains or losses result primarily from the impact of exchange rate fluctuations on the reported U.S. dollar equivalent of ruble-denominated cash and cash equivalents, and short-term investments. Variances in the exchange rate for these items have not been realized; as such the resulting gains or losses are recorded as other comprehensive income or loss in the equity section of the balance sheet.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting company filers.

Item 4. Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our Vice President of Finance (performing the functions of the Company's principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2021. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Vice President of Finance (performing the functions of the Company's principal executive officer and principal financial officer) concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Vice President of Finance (performing the functions of the Company's principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, other than those set forth below, as of March 31, 2021, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows, or that are required to be disclosed under the rules of the SEC.

On March 12, 2021, a complaint, captioned Teo v. Cleveland BioLabs, Inc. et al., Case 1:21-cv-02187, was filed in the U.S. District Court for the Southern District of New York in connection with the Merger (the "Teo Action"). The Teo Action names as defendants Cleveland BioLabs, each director on the Cleveland BioLabs board of directors, Merger Sub and Cytocom. The complaint in the Teo Action alleges that (i) the Cleveland BioLabs board of directors breached its fiduciary duties to the plaintiff stockholder in entering into the Merger Agreement and (ii) Cleveland BioLabs and the Cleveland BioLabs board of directors omitted and/or provided misleading information in the registration statement on Form S-4 filed with the SEC in connection with the Merger, of which this proxy statement/prospectus forms a part, in violation of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and related SEC regulations.  The Teo Action seeks, among other things, an injunction preventing the closing of the merger, rescission of the merger if it is consummated, damages and an award of plaintiffs’ attorneys’ and experts’ fees. Cleveland BioLabs’ responsive pleadings are due on May 17, 2021.

On March 17, 2021, a complaint, captioned Steudte v. Cleveland BioLabs, Inc. et al., Case 1:21-cv-02314, was filed in the U.S. District Court for the Southern District of New York in connection with the Merger (the "Steudte Action").  The Steudte Action names as defendants Cleveland BioLabs and each director on the Cleveland BioLabs board of directors.  The complaint in the Steudte Action alleges that Cleveland BioLabs and the Cleveland BioLabs board of directors omitted and/or provided misleading information in the registration statement on Form S-4 filed with the SEC in connection with the Merger, of which this proxy statement/prospectus forms a part,  in violation of their fiduciary duties and the Exchange Act and related SEC regulations. The Steudte Action seeks, among other things, an injunction preventing the closing of the merger, rescission of the merger if it is consummated, the dissemination by the Company of a revised registration statement on Form S-4 and an award of plaintiffs’ attorneys’ and experts’ fees.  Cleveland BioLabs’ responsive pleadings are due on June 1, 2021.

On March 19, 2021, a putative class action complaint, captioned Litwin v. Cleveland BioLabs, Inc. et al., Case 2021-0242, was filed in the Delaware Court of Chancery in connection with the Merger (the “Litwin Action”). The Litwin Action names as  defendants Cleveland BioLabs, each director on the Cleveland BioLabs board of directors, and the Vice President of Finance of Cleveland BioLabs. The complaint in the Litwin Action alleges that Defendants omitted and/or provided misleading information in the registration statement on Form S-4 filed with the SEC in connection with the Merger, of which this proxy statement/prospectus forms a part, in breach of their fiduciary duties. The Litwin Action seeks, among other things, an injunction preventing the closing of the Merger, rescission of the merger if it is consummated, the dissemination by Cleveland BioLabs of a revised registration statement on Form S-4 and an award of plaintiffs’ attorneys’ and experts’ fees. Plaintiff in the Litwin Action has filed a motion for expedited proceedings, which Defendants have opposed. Defendants have also filed a motion to dismiss the Litwin Action.

On March 18, 2021, a complaint, captioned Wang v. Cleveland BioLabs, Inc. et al., Case 1:21-cv-02395, was filed in the U.S. District Court for the Southern District of New York in connection with the Merger (the "Wang Action").  The Wang Action names as defendants the Company, each director on the Company’s board of directors, Merger Sub and Cytocom.  The complaint in the Wang Action alleges that the Company and the Company’s board of directors omitted and/or provided misleading information in the registration statement on Form S-4 filed with the SEC in connection with the Merger, of which this proxy statement/prospectus forms a part, in violation of the Exchange Act and related SEC regulations. The Wang Action seeks, among other things, an injunction preventing the closing of the Merger, rescission of the Merger if it is consummated, the dissemination by the Company of a revised registration statement on Form S-4 and an award of plaintiffs’ attorneys’ and experts’ fees.

On March 23, 2021, a complaint, captioned Morgan v. Cleveland BioLabs, Inc. et al., Case 1:21-cv-00418, was filed in the U.S. District Court for the District of Delaware in connection with the Merger (the "Morgan Action").  The Morgan Action names as defendants Cleveland BioLabs and each director on the Cleveland BioLabs board of directors.  The complaint in the Morgan Action alleges that Cleveland BioLabs and the Cleveland BioLabs board of directors omitted and/or provided misleading information in the registration statement on Form S-4 filed with the SEC in connection with the Merger, of which this proxy statement/prospectus forms a part, in violation of the Exchange Act and related SEC regulations. The Morgan Action seeks, among other things, an injunction preventing the closing of the Merger, rescission of the Merger if it is consummated, the dissemination by Cleveland BioLabs of a revised registration statement on Form S-4 and an award of plaintiffs’ attorneys’ and experts’ fees.

On March 24, 2021, a complaint, captioned Bednar v. Cleveland BioLabs, Inc. et al., Case 1:21-cv-02546, was filed in the U.S. District Court for the Southern District of New York in connection with the Merger (the "Bednar Action").  The Bednar Action names as defendants Cleveland BioLabs and each director on the Cleveland BioLabs board of directors.  The complaint in the Bednar Action alleges that Cleveland BioLabs and the Cleveland BioLabs board of directors omitted and/or provided misleading information in the registration statement on Form S-4 filed with the SEC in connection with the Merger, of which this proxy statement/prospectus forms a part, in violation of their fiduciary duties and the Exchange Act and related SEC regulations. The Bednar Action seeks, among other things, an injunction preventing the closing of the Merger, rescission of the Merger if it is consummated, the dissemination by the Company of a revised registration statement on Form S-4 and an award of plaintiffs’ attorneys’ and experts’ fees.

On April 1, 2021, a complaint, captioned Hoenecke v. Cleveland BioLabs, Inc., et al., Case 1:21-cv-1789, was filed in the U.S. District Court for the Eastern District of New York in connection with the Merger (the “Hoenecke Action”).  The Hoenecke Action names as defendants Cleveland BioLabs and each director on the Cleveland BioLabs board of directors.  The complaint in the Hoenecke Action alleges that Cleveland BioLabs and the Cleveland BioLabs board of directors omitted and/or provided misleading information in the registration statement on Form S-4 filed with the SEC in connection with the Merger, of which this proxy statement/prospectus forms a part, in violation of the Exchange Act and related SEC regulations.  The Hoenecke Action seeks, among other things, an injunction preventing the closing of the Merger, rescission of the Merger if it is consummated, the dissemination by the Company of a revised registration statement on Form S-4 and an award of plaintiffs’ attorneys’ and experts’ fees.

On March 23, 2021, a complaint captioned Stickel v. Cleveland Biolabs, Inc., et al., Case 1:21-cv-02489, was filed in the U.S. District Court for the Southern District of New York in connection with the Merger (the “Stickel Action”).  The Stickel Action names as defendants Cleveland BioLabs and each director on the Cleveland BioLabs board of directors. The complaint alleges that Cleveland BioLabs and the Cleveland BioLabs board of director omitted and/or provided misleading information in the registration statement on Form S-4 filed with the SEC in connection with the Merger, in violation of the Exchange Act and SEC regulations.  Stickel seeks to enjoin the company from consummating the Merger, to force the Company to amend the registration statement, and to collect damages and attorneys’ fees.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 24, 2021, the Company issued 92,883 shares of its common stock upon the exercise of previously outstanding warrants to purchase an aggregate of 119,361 shares of common stock. The exercise was made on a “cashless” basis pursuant to the terms of the warrants, and accordingly, the Company did not receive any proceeds upon such exercise. The exercise of the warrants did not involve any underwriters, underwriting discounts or commissions, or any public offering, and the Company believes that such transactions were exempt from the registration requirements of the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

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

3.8	Second Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 5, 2007).

3.9	Amendment to Second Amended and Restated By-Laws of Cleveland BioLabs, Inc. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 18, 2015).

4.1	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 23, 2021).

10.1	Form of Securities Purchase Agreement, dated as of February 19, 2021, between Cleveland BioLabs, Inc. and the purchasers named therein (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 23, 2021).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Christopher Zosh.

32.1*	Certification pursuant to 18 U.S.C. Section 1350.

101.1

The following information from CBLI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of March 31, 2021 and December 31, 2020; (ii) Consolidated Condensed Statements of Operations for the Three Months Ended March 31, 2021 and 2020; (iii) Consolidated Condensed Statements of Comprehensive Loss for the Three Months Ended March 31, 2021 and 2020; (iv) Consolidated Condensed Statement of Stockholders’ Equity for the Three Months Ended March 31, 2021 and 2020; (v) Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020; and (vi) Notes to Consolidated Condensed Financial Statements.

*	Filed herewith.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEVELAND BIOLABS, INC.

Dated: May 14, 2021	By:	/s/ CHRISTOPHER ZOSH
Christopher Zosh
Vice President of Finance
(Principal Executive and Principal Financial Officer)