Form 10-Q
period 2021-06-30
Cytocom, Inc.
filed 2021-08-16
CIK 1318641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-32954

CYTOCOM, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0077155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2537 Research Boulevard, Suite 201, Fort Collins, Colorado	80526
(Address of principal executive offices)	(Zip Code)

(888) 613-8802

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.005	CBLI	NASDAQ Capital Market

As of August 9, 2021, there were 15,478,945 shares outstanding of the registrant’s common stock, par value $0.005 per share.

CYTOCOM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,776,955	$1,946,418
Short-term investments	—	324,870
Accounts receivable	—	11,512
Other current assets	46,825	31,506
Total current assets	13,823,780	2,314,306
Equipment, net	4,954	3,715
Total assets	$13,828,734	$2,318,021
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,503	$167,773
Accrued expenses	240,120	136,838
Total liabilities	300,623	304,611
Stockholders’ equity:
Preferred stock, $.005 par value; 1,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $.005 par value; 25,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 15,468,945 and 13,376,062 shares issued and outstanding as of June 30, 2021 and December 31, 2020	77,340	66,876
Additional paid-in capital	179,475,602	166,762,778
Accumulated other comprehensive loss	(681,820)	(685,680)
Accumulated deficit	(170,301,633)	(169,104,029)
Total Cytocom, Inc. stockholders’ equity (deficit)	8,569,489	(2,960,055)
Noncontrolling interest in stockholders’ equity	4,958,622	4,973,465
Total stockholders’ equity	13,528,111	2,013,410
Total liabilities and stockholders’ equity	$13,828,734	$2,318,021

See Notes to Consolidated Financial Statements

CYTOCOM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Grants and contracts	$-	$63,255	$-	$219,297
Operating expenses:
Research and development	51,515	170,007	169,773	388,215
General and administrative	617,722	485,439	1,050,726	867,605
Total operating expenses	669,237	655,446	1,220,499	1,255,820
Loss from operations	(669,237)	(592,191)	(1,220,499)	(1,036,523)
Other income (expense):
Interest and other income (expense)	2,295	508,811	6,210	511,711
Foreign exchange gain (loss)	(152)	(780)	(10)	(387)
Change in value of warrant liability	-	(292,385)	-	(453,074)
Total other income (expense)	2,143	215,646	6,200	58,250
Net loss	(667,094)	(376,545)	(1,214,299)	(978,273)
Net loss attributable to noncontrolling interests	7,588	6,707	16,695	19,903
Net loss attributable to Cytocom, Inc.	$(659,506)	$(369,838)	$(1,197,604)	$(958,370)
Net loss attributable to common stockholders per share of common stock, basic and diluted	$(0.04)	$(0.03)	$(0.08)	$(0.08)
Weighted average number of shares used in calculating net loss per share, basic and diluted	15,468,945	11,947,364	14,847,980	11,651,761

See Notes to Consolidated Financial Statements

CYTOCOM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss including noncontrolling interests	$(667,094)	$(376,545)	$(1,214,299)	$(978,273)
Other comprehensive income (loss):
Foreign currency translation adjustment	13,384	44,395	5,712	(63,705)
Comprehensive loss including noncontrolling interests	(653,710)	(332,150)	(1,208,587)	(1,041,978)
Comprehensive loss attributable to noncontrolling interests	3,248	(7,305)	14,843	39,514
Comprehensive loss attributable to Cytocom, Inc.	$(650,462)	$(339,455)	$(1,193,744)	$(1,002,464)

See Notes to Consolidated Financial Statements

CYTOCOM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Additional
	Common Stock		Treasury Stock		Paid-In
	Shares	Amount	Shares	Amount	Capital
Balance at December 31, 2019	11,298,239	$56,487	—	$—	$163,161,523
Exercise of warrants	105,000	53	—	—	504,853
Net loss	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at March 31, 2020	11,403,239	$56,540	—	$-	$163,666,376
Issuance of common stock, net of offering costs	1,515,878	7,579	—	—	2,775,846
Exercise of warrants	8,871	44	—	—	61,219
Net loss	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at June 30, 2020	12,927,988	$64,163	—	$—	$166,503,441

Balance at December 31, 2020	13,376,062	$66,876	—	$-	$166,762,778
Exercise of warrants	92,883	464	—	—	(464)
Net loss	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Issuance of common stock, net of offering costs	2,000,000	10,000	—	—	12,713,074
Balance at March 31, 2021	15,468,945	$77,340	—	$-	$179,475,388
Issuance of common stock, net of offering costs	—	—	—	—	214
Net loss	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at June 30, 2021	15,468,945	$77,340	—	$—	$179,475,602

	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2019	$(568,030)	$(166,705,572)	$5,039,878	$984,286
Exercise of warrants	—	—	—	504,906
Net loss	—	(588,532)	(13,196)	(601,728)
Foreign currency translation	(74,477)	—	(33,623)	(108,100)
Balance at March 31, 2020	$(642,507)	$(167,294,104)	$4,993,059	$779,364
Issuance of common stock, net of offering costs	—	—	—	2,783,425
Exercise of warrants	—	—	—	61,263
Net loss	—	(369,838)	(6,707)	(376,545)
Foreign currency translation	30,383	—	14,012	44,395
Balance at June 30, 2020	$(612,124)	$(167,663,942)	$5,000,364	$3,291,902

Balance at December 31, 2020	$(685,680)	$(169,104,029)	$4,973,465	$2,013,410
Exercise of warrants	—	—	—	—
Net loss	—	(538,098)	(9,107)	(547,205)
Foreign currency translation	(5,184)	—	(2,488)	(7,672)
Issuance of common stock, net of offering costs	—	—	—	12,723,074
Balance at March 31, 2021	$(690,864)	$(169,642,127)	$4,961,870	$14,181,607
Issuance of common stock, net of offering costs	—	—	—	214
Net loss	—	(659,506)	(7,588)	(667,094)
Foreign currency translation	9,044	—	4,340	13,384
Balance at June 30, 2021	$(681,820)	$(170,301,633)	$4,958,622	$13,528,111

See Notes to Consolidated Financial Statements

CYTOCOM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,214,299)	$(978,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,077	5,928
Accrued liability extinguishment	—	(501,892)
Change in value of warrant liability	—	453,074
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(3,772)	120,157
Other long-term assets	—	18,667
Accounts payable and accrued expenses	(8,553)	(19,665)
Net cash used in operating activities	(1,223,547)	(902,004)
Cash flows from investing activities:
Purchase of short-term investments	—	(360,379)
Sale of short-term investments	323,111	403,624
Net cash provided by investing activities	323,111	43,245
Cash flows from financing activities:
Issuance of common stock, net of offering costs	12,723,288	2,783,425
Exercise of warrants	—	382,215
Net cash provided by financing activities	12,723,288	3,165,640
Effect of exchange rate change on cash and equivalents	7,685	(23,695)
Increase in cash and cash equivalents	11,830,537	2,283,186
Cash and cash equivalents at beginning of period	1,946,418	1,126,124
Cash and cash equivalents at end of period	$13,776,955	$3,409,310

See Notes to Consolidated Financial Statements

CYTOCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of Business

On July 27, 2021 Cytocom, Inc., formerly known as Cleveland BioLabs, Inc. (the "Company" or "Cytocom"), High Street Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company ("Merger Sub"), and Cytocom Inc., a Delaware corporation ("Old Cytocom"), completed their previously announced merger transaction. The merger transaction was completed pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of October 16, 2020, pursuant to which Merger Sub merged with and into Old Cytocom, with Old Cytocom continuing as a wholly owned subsidiary of the Company and the surviving corporation of the merger (the "Merger"). In connection with the closing of the Merger, Old Cytocom was renamed “Cytocom Subsidiary Inc.” and the Company was renamed “Cytocom, Inc.”

Prior to the closing of the Merger and at all times during the period covered by this report, the Company was an innovative biopharmaceutical company developing novel approaches to activate the immune system and address serious medical needs. Our proprietary platform of Toll-like immune receptor ("TLR") activators has applications in radiation protection and oncology. We combine our proven scientific expertise and our depth of knowledge about our products’ mechanisms of action into a passion for developing drugs to save lives. Our most advanced product candidate, as of immediately prior to the closing of the Merger, is entolimod, an immune-stimulatory agent, which we are developing as a medical radiation countermeasure and other indications in radiation oncology.

The Company was incorporated in Delaware in June 2003 and is headquartered in Fort Collins, Colorado. The Company has conducted business in the United States ("U.S.") directly and in the Russian Federation ("Russia") through two subsidiaries: one wholly owned subsidiary, BioLab 612, LLC ("BioLab 612"), which began operations in 2012 and was dissolved in November 2020; and Panacela Labs, Inc. ("Panacela"), which was formed by us and Joint Stock Company "RUSNANO" ("RUSNANO"), our financial partner in the venture, in 2011. Unless otherwise noted, or the context otherwise requires, the terms "Cytocom," the "Company," "we," "us," and "our" refer to Cytocom, Inc., known as "Cleveland BioLabs, Inc." prior to the Merger, BioLab 612, Panacela and, prior to the closing of the Merger, Merger Sub, and after the Merger, Cytocom Subsidiary Inc.

In addition, the Company has an investment in Genome Protection, Inc. ("GPI") that is recorded under the equity method of accounting in the accompanying financial statements. The Company has not recorded its 50% share of the losses of GPI through  June 30, 2021 as the impact would have reduced the Company's equity method investment in GPI below zero, and there are no requirements to fund the Company's share of these losses or contribute additional capital as of the date of these statements.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated condensed financial statements include the accounts of the Company, BioLab 612, Panacela and Merger Sub. All significant intercompany balances and transactions have been eliminated in consolidation.

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

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to fairly present the financial position of the Company as of June 30, 2021, along with its results of operations for the three and six month periods ended June 30, 2021 and 2020 and cash flows for the six-month periods ended June 30, 2021 and 2020. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

At June 30, 2021, we had cash and cash equivalents of $13.8 million in the aggregate. Management believes this capital will be sufficient to support operations beyond one year from this filing. To ensure continuing operations beyond that point, management is evaluating all opportunities, including seeking additional capital through debt or equity financing, the sale or license of drug candidates, the sale of certain of our tangible and/or intangible assets, the sale of interests in our subsidiaries or joint ventures, obtaining additional government research funding, or entering into other strategic transactions. Management believes that sufficient sources of financing will be available to support operations into the future, however there can be no assurances at this time. These financial statements have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

Significant Customers and Accounts Receivable

The following table presents our revenue by customer, on a proportional basis, for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Customer	2021	2020	Variance	2021	2020	Variance
Department of Defense	0.0%	86.8%	(86.8)%	0.0%	77.5%	(77.5)%
Incuron	0.0%	13.2%	(13.2)%	0.0%	22.5%	(22.5)%
Total	0.0%	100.0%	(100.0)%	0.0%	100.0%	(100.0)%

Other Comprehensive Income (Loss)

The Company applies the Accounting Standards Codification ("Codification") on comprehensive income (loss) that requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period arising from transactions and other events and circumstances from non-owner sources. The following table presents the changes in accumulated other comprehensive loss for the six months ended June 30, 2021.

Gains and losses on foreign exchange translations
Beginning balance	$(685,680)
Other comprehensive income (loss) before reclassifications	3,860
Amounts reclassified from accumulated other comprehensive loss	—
Ending balance	$(681,820)

Accounting for Stock-Based Compensation

The Cleveland Biolabs, Inc. Equity Incentive Plan, adopted in 2018 (the "Plan"), authorizes the Company to grant (i) options to purchase common stock, (ii) restricted or unrestricted stock units, and (iii) stock appreciation rights, so long as the exercise or grant price of each are at least equal to the fair market value of the stock on the date of grant. As of June 30, 2021, an aggregate of 597,557 shares of common stock were authorized for issuance under the Plan, of which a total of 526,660 shares of common stock remained available for future awards. In addition, a total of 64,897 shares of common stock reserved for issuance are subject to currently outstanding stock options granted under The Cleveland BioLabs, Inc. Equity Incentive Plan, as in effect prior to the 2018 amendment and restatement. A single participant cannot be awarded more than 100,000 shares annually. Awards granted under the Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term, and number of shares) under the Plan are specified in an award document, and approved by the Company’s board of directors or its management delegates.

The 2013 Employee Stock Purchase Plan (the "ESPP") provides a means by which eligible employees of the Company and certain designated related corporations may be given an opportunity to purchase shares of common stock. As of June 30, 2021, there are 825,000 shares of common stock reserved for purchase under the ESPP. The number of shares reserved for purchase under the ESPP increases on January 1 of each calendar year by the lesser of: (i) 10% of the total number of shares of common stock outstanding on December 31st of the preceding year, or (ii) 100,000 shares of common stock. The ESPP allows employees to use up to 15% of their compensation to purchase shares of common stock at an amount equal to 85% of the fair market value of the Company’s common stock on the offering date or the purchase date, whichever is less.

The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted where the vesting period is based on length of service or performance, while a Monte Carlo simulation model is used for estimating the fair value of stock options with market-based vesting conditions. No options were granted during the six months ended June 30, 2021 and June 30, 2020.

Income Taxes

No income tax expense was recorded for the three and six months ended June 30, 2021 and 2020 as the Company does not expect to have taxable income for 2021 and did not have taxable income in 2020. A full valuation allowance has been recorded against the Company’s net deferred tax asset.

At June 30, 2021, the Company had U.S. federal net operating loss carryforwards of approximately $148.0 million, of which $139.7 million begins to expire if not utilized by 2023, and $8.3 million, which has no expiration, and approximately $4.3 million of tax credit carryforwards, which begin to expire if not utilized by 2024. The Company also has state net operating loss carryforwards of approximately $93.8 million, which begin to expire if not utilized by 2027, and state tax credit carryforwards of approximately $0.3 million, which begin to expire if not utilized by 2022. The purchase of 6,459,948 shares of common stock by David Davidovich on July 9, 2015 resulted in Mr. Davidovich owning 60.2% of the Company at that time. We therefore believe it highly likely that this transaction will be viewed by the U.S. Internal Revenue Service as a change of ownership as defined by Section 382 of the Internal Revenue Code. Consequently, our ability to utilize approximately $124.8 million of U.S. federal net operating loss carryforwards, $3.65 million of U.S. tax credit carryforwards, approximately $73.4 million of state net operating loss carryforwards, and $0.3 million of state tax credit carryforwards, all of which occurred prior to July 9, 2015, are limited. As such, a significant portion of these carryforwards will likely expire before they can be utilized, even if the Company is able to generate taxable income that, except for the foregoing transaction, would have been sufficient to fully utilize these carryforwards.

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

The Company has excluded the following securities from the calculation of diluted net loss per share because all such securities were antidilutive for the periods presented. Additionally, there were no dilutive securities outstanding as of June 30, 2021.

	As of June 30,
Common Equivalent Securities	2021	2020
Warrants	299,519	1,068,494
Options	64,897	89,913
Total	364,416	1,158,407

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues for liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

3. Fair Value of Financial Instruments

The Company has measured and recorded short-term investments and certain warrants as liabilities at fair value in the accompanying financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, includes:

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

Short-term investments primarily include certificates of deposit at commercial banking institutions, with maturities of three months or more at time of purchase. Certificates of deposit are carried at amortized cost, which approximates fair value and are included as a Level 2 measurement in the table below.

There were no assets and liabilities measured at fair value as of June 30, 2021.  As of December 31, 2020, the following items were measured at fair value:

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$—	$324,870	$—	$324,870

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 fair value measurements for the periods indicated:

Three Months Ended
June 30, 2020
Accrued Warrant Liability
Beginning Balance	$44,412
Total (gains) or losses, realized and unrealized, included in earnings (1)	292,385
Settlements	(61,303)
Ending Balance	$275,494

Six Months Ended
June 30, 2020
Accrued Warrant Liability
Beginning Balance	$6,414
Total (gains) or losses, realized and unrealized, included in earnings (1)	453,074
Settlements	(183,994)
Ending Balance	$275,494

(1)

Unrealized gains or losses related to the accrued warrant liability were included as change in value of accrued warrant liability. There were no realized gains or losses for the three and six months ended June 30, 2021 and 2020.

As of June 30, 2021 and December 31, 2020, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.

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

The Company has granted options to purchase shares of common stock. The following is a summary of option award activity during the six months ended June 30, 2021:

	Total Stock Options Outstanding	Weighted Average Exercise Price per Share
December 31, 2020	76,064	$27.35
Forfeited, Canceled	(11,167)	116.50
June 30, 2021	64,897	$12.01

The following is a summary of outstanding stock options as of June 30, 2021:

	As of June 30, 2021
	Stock Options Outstanding	Vested Stock Options
Quantity	64,897	64,897
Weighted Average Exercise Price	$12.01	$12.01
Weighted Average Remaining Contractual Term (in Years)	3.40	3.40
Intrinsic Value	$93,481	$93,481

For the six months ended June 30, 2021 and 2020, the Company granted no stock options.

As of June 30, 2021, there was no total compensation cost not yet recognized related to unvested stock options.

5. Warrants

In connection with previous sales of the Company’s common stock and the issuance of debt instruments, warrants were issued which presently have exercise prices ranging from $2.03 to $8.75. The warrants expire between one and seven years from the date of grant, and are subject to the terms applicable in each agreement.  These terms include for certain warrants the right to receive cash settlement upon the occurrence of a fundamental transaction.  The Merger meets the definition of a fundamental transaction per the terms of these warrant agreements.

The following table summarizes the outstanding warrant activity during the six months ended June 30, 2021:

	Number of Warrants	Weighted Average Exercise Price
December 31, 2020	371,340	$7.28
Granted	150,000	8.75
Exercised	(92,883)	2.03
Forfeited, Canceled	(128,938)	16.63
June 30, 2021	299,519	$5.62

6. Significant Alliances and Related Parties

Roswell Park Cancer Institute

The Company has entered into several agreements with Roswell Park Cancer Institute ("RPCI"), including: various sponsored research agreements, an exclusive license agreement and clinical trial agreements for the conduct of the Phase 1 entolimod oncology study and the Phase 1 Curaxin CBL0137 ("Curaxin") intravenous administration study. Additionally, the Company’s Chief Scientific Officer, or CSO, Dr. Andrei Gudkov, is the Senior Vice President of Research Technology and Innovation at RPCI. The Company incurred $0 and $0 and $0 and $1,197 in research and development expense to RPCI for the three and six months ended June 30, 2021 and 2020, respectively.

The Cleveland Clinic

The Company has entered into an exclusive license agreement with The Cleveland Clinic pursuant to which the Company was granted an exclusive license to The Cleveland Clinic’s research base underlying entolimod's therapeutic platform and certain product candidates licensed to Panacela. The Company has the primary responsibility to fund all newly developed patents. However, The Cleveland Clinic retains ownership of those patents covered by the agreement. The Company also agreed to use commercially diligent efforts to bring one or more products to market as soon as practical, consistent with sound and reasonable business practices and judgments. On August 6, 2018, the Company sublicensed the intellectual property underlying entolimod's composition that the Company licenses from The Cleveland Clinic to GPI. There were no milestone or royalty payments paid to The Cleveland Clinic during the six months ended June 30, 2021 and 2020.  The Company incurred no research and development expense to The Cleveland Clinic during the six months ended June 30, 2021 and 2020.

Buffalo BioLabs and Incuron

Our Global Head of Research and Development, Dr. Andrei Gudkov, has business relationships with Buffalo BioLabs, LLC ("BBL"), where Dr. Gudkov was a founder and currently serves as its uncompensated Principal Scientific Advisor. The Company recognized no research and development expense to BBL for the three and six months ended June 30, 2021 and 2020. The Company also recognized no sublease and other income from BBL for the three and six months ended June 30, 2021 and June 30, 2020. Pursuant to our real estate sublease and equipment lease with BBL, the Company had gross accounts receivables of $0 and $6,285, and net accounts receivables of $0 and $6,285 from BBL at June 30, 2021 and 2020, respectively.

Dr. Gudkov is also an uncompensated member of the board of directors for Incuron. Pursuant to master service and development agreements we have with Incuron, the Company performs various research, business development, clinical advisory, and management services for Incuron. The Company recognized revenue of $0 and $0 and $8,347 and $49,357 for the three and six months ended June 30, 2021 and 2020, respectively. In addition, the Company recognized no sublease and other income from Incuron for the three and six months ended June 30, 2021 and 2020, respectively. Pursuant to these agreements, the Company had gross accounts receivables of $130,000 and $139,357, and net accounts receivables of $0 and $139,357 from Incuron at June 30, 2021 and 2020, respectively.

Genome Protection

GPI incurred $13,440 and $26,880 and $13,440 and $26,880 in consultant expenses with members of the Company's Board of Directors and management team during the three and six months ended June 30, 2021 and 2020, respectively.

7. Subsequent Events

Closing of the Merger with Cytocom Inc.

On July 27, 2021, the Company, Merger Sub and Old Cytocom completed the Merger. The Merger was completed pursuant to the Merger Agreement, pursuant to which Merger Sub merged with and into Old Cytocom, with Old Cytocom continuing as a wholly owned subsidiary of the Company and the surviving corporation of the Merger. In connection with the closing of the Merger, Old Cytocom was renamed “Cytocom Subsidiary Inc.” and the Company was renamed “Cytocom, Inc.”

Merger Consideration. Upon completion of the Merger, each outstanding share of Old Cytocom common stock, each outstanding share of Old Cytocom preferred stock that was not, by its terms, converted into shares of Old Cytocom common stock immediately prior to the effective time of the Merger (the "Effective Time"), and each vested restricted stock unit of Old Cytocom (excluding, in each case, dissenting shares and shares held in treasury) automatically converted into the right to receive a number of shares of Company common stock determined by the application of an exchange ratio formula set forth in the Merger Agreement.

Exchange Ratio. The exchange ratio was calculated based on the total number of outstanding shares of Company common stock and Old Cytocom common stock, each on a fully diluted basis, and the respective valuations of the Company and Old Cytocom, as of immediately prior to the Effective Time. As of the effective date of the Merger Agreement, the valuation of the Company was assumed to be $39 million and the valuation of Old Cytocom was assumed to be $61 million. For purposes of calculating the exchange ratio, the respective valuations of Old Cytocom and the Company at the Effective Time were increased or decreased, as applicable, based on the amount of each company’s net cash at closing, inclusive of certain short- and long-term liabilities. From these imputed valuation amounts, the number of shares to be issued as merger consideration to Old Cytocom security holders will be equal to a percentage of the fully diluted common stock of the combined company determined by dividing the adjusted Old Cytocom valuation by the adjusted combined company valuation.

Accordingly, based on the foregoing exchange ratio, the parties determined that 18,492,452 shares of Company common stock will be issued in the Merger, resulting in the former Old Cytocom securityholders owning, or holding rights to acquire, approximately 54% of the common stock of the combined company, on a fully diluted basis, and legacy, pre-Merger Company securityholders owning, or holding rights to acquire, approximately 46% of the common stock of the combined company, on a fully diluted basis, in each case as of immediately following the Effective Time. In addition, at the Effective Time, each unvested Old Cytocom restricted stock unit was converted into a number of restricted stock units of the Company, as determined in accordance with the exchange ratio formula described above. The terms (including, without limitation, the vesting terms) of each such substitute restricted stock unit are substantially equivalent to those of the Old Cytocom restricted stock unit being replaced.

Financing Arrangements

As a result of the Merger, the Company became party to the following material definitive agreements:

•

Loan and Security Agreement, dated as of April 26, 2021, between Avenue Venture Opportunities Fund, L.P. ("Avenue") and Old Cytocom, as supplemented by the Supplement to the Loan and Security Agreement, dated as of April 26, 2021, between Avenue and Old Cytocom, under which the Company will (i) issue the warrant described in the next paragraph to Avenue and (ii) be obligated to issue shares of common stock upon conversion of up to $3 million of principal outstanding under the Avenue facility;

•	Warrant to Purchase Shares of Common Stock of Cytocom Inc, issued at the Effective Time, by the Company to Avenue, exercisable for up to 154,004 shares of Company common stock;

•

Share Purchase Agreement, dated as of May 21, 2021, by and among GEM Global Yield LLC SCS, GEM Yield Bahamas Limited (such entities together, "GEM") and the Company, as successor to Old Cytocom, under which the Company may sell, from time to time, up to $75 million shares of its common stock at a price per share equal to 90% of the recent trading price of the Company’s common stock;

•

Warrant to Purchase Shares of Cytocom Inc., dated as of May 21, 2021, issued by Old Cytocom and assumed by the Company, exercisable for up to 1,720,083 shares, or 4.99% of the outstanding shares of common stock as of immediately after the Effective Time;

•	The Registration Rights Agreement, dated as of May 21, 2021, between Old Cytocom, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited ; and

•

Warrants, issued immediately after the Effective Time, by the Company to the purchasers of Old Cytocom’s Series A-3 Preferred Stock and Series A-4 Preferred Stock, each of which were converted immediately prior to the Effective Time, exercisable for up to an aggregate 952,000 shares of Company common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations and other portions of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding our future financial position, business strategy, new products, budgets, liquidity, cash flows, projected costs, regulatory approvals, or the impact of any laws or regulations applicable to us and plans and objectives of management for future operations are forward-looking statements. The words "anticipate," "believe," "continue," "should," "estimate," "expect," "intend," "may," "plan," "project," "will," and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed here for various reasons. We discuss many of these risks in Item 1A under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020. Factors that may cause such differences include, but are not limited to, the outcome of any legal proceedings that have been or may be instituted against the Company related to the merger agreement or the Merger; unexpected costs, charges or expenses resulting from the Merger; our need for additional financing to meet our business objectives; our history of operating losses; our ability to successfully develop, obtain regulatory approval for, and commercialize our products in a timely manner; our plans to research, develop and commercialize our product candidates; our ability to attract collaborators with development, regulatory and commercialization expertise; our plans and expectations with respect to future clinical trials and commercial scale-up activities; our reliance on third-party manufacturers of our product candidates; the size and growth potential of the markets for our product candidates, and our ability to serve those markets; the rate and degree of market acceptance of our product candidates; regulatory requirements and developments in the United States, the European Union and foreign countries; the performance of our third-party suppliers and manufacturers; the success of competing therapies that are or may become available; our ability to attract and retain key scientific or management personnel; our reliance on government funding for a significant portion of our operating costs and expenses; government contracting processes and requirements; the exercise of significant influence over our company by our largest individual stockholder; the impact of the novel coronavirus ("COVID-19") pandemic on our business, operations and clinical development; the geopolitical relationship between the United States and the Russian Federation as well as general business, legal, financial and other conditions within the Russian Federation; our ability to obtain and maintain intellectual property protection for our product candidates; our potential vulnerability to cybersecurity breaches; and other factors discussed below and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2020.

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

OVERVIEW

We are a clinical-stage biopharmaceutical company developing multiple product candidates to address unmet medical needs. Prior to the closing of the Merger, we focused exclusively on developing novel approaches to activate the immune system. Our proprietary platform of Toll-like immune receptor activators has applications in mitigation of radiation injury and radiation oncology. We combine our proven scientific expertise and our depth of knowledge about our products’ mechanisms of action into a passion for developing drugs to save lives. Our most advanced product candidate in this field is entolimod, an immune-stimulatory agent, which we are developing as a radiation countermeasure and other indications in radiation oncology.

Following the closing of the Merger, as a result of the integration of Cytocom’s business, we are also now developing novel immunotherapies targeting autoimmune, inflammatory, infectious diseases and cancers based on a proprietary, multi receptor platform, or the AIMS platform, designed to rebalance the body’s immune system and restore homeostasis. These therapies are designed to elicit directly within patients a robust and durable response of antigen-specific killer T cells and antibodies, thereby activating essential immune defenses against autoimmune, inflammatory, infectious diseases, and cancers. We believe that our technologies can meaningfully leverage the human immune system for prophylactic and therapeutic purposes by eliciting killer T-cell response levels not achieved by other published immunotherapy approaches. Our immunomodulatory technology restores the balance between the cellular (Th1) and the humoral (Th2) immune systems. Immune balance is regulated through T-helper cells that produce cytokines. The Th1 lymphocytes help fight pathogens within cells like cancer and viruses through interferon-gamma and macrophages. The Th2 lymphocytes target external pathogens like cytotoxic parasites, allergens, toxins through the activation of B-cells and antibody production to effect to dendritic cells, which are natural activators of killer T cells, also known as cytotoxic T -cells, or CD8+ T cells. Furthermore, the Cytocom technology antagonizes the toll-like receptors to inhibit proinflammatory cytokines.

Prior to the closing of the Merger, we conducted business in the U.S. directly and in Russia through two subsidiaries, one of which is wholly owned, BioLab 612 (which was dissolved in November 2020), and one of which is owned in collaboration with a financial partner, Panacela. As of the closing of the Merger, we also now conduct business through Old Cytocom and its subsidiaries, ImQuest Life Sciences Inc, ImQuest BioSciences Inc., ImQuest Pharmaceuticals, Inc., and Lubrinovation Inc. In addition, we conduct business with a former subsidiary, Incuron, which will pay us a 2% royalty on future commercialization, licensing, or sale of certain technology we sold to Incuron. We also partner in a joint venture, GPI, with Everon Biosciences, Inc ("Everon").

Recent Developments

Closing of the Merger

On July 27, 2021, the Company, Merger Sub, and Old Cytocom completed the Merger. The Merger was completed pursuant to the Merger Agreement, pursuant to which, Merger Sub merged with and into Old Cytocom, with Old Cytocom continuing as a wholly owned subsidiary of the Company and the surviving corporation of the Merger. In connection with the closing of the Merger. Old Cytocom was renamed "Cytocom Subsidiary Inc." and the Company was renamed "Cytocom, Inc."

Upon completion of the Merger, each outstanding share of Old Cytocom common stock, each outstanding share of Old Cytocom preferred stock that was not, by its terms, converted into shares of Old Cytocom common stock immediately prior to the Effective Time, and each vested restricted stock unit of Old Cytocom (excluding, in each case, dissenting shares and shares held in treasury) automatically converted into the right to receive a number of shares of Company common stock determined by the application of an exchange ratio formula set forth in the Merger Agreement.

The exchange ratio was calculated based on the total number of outstanding shares of Company common stock and Old Cytocom common stock, each on a fully diluted basis, and the respective valuations of the Company and Old Cytocom, as of immediately prior to the Effective Time. As of the effective date of the Merger Agreement, the valuation of the Company was assumed to be $39 million and the valuation of Old Cytocom was assumed to be $61 million. For purposes of calculating the exchange ratio, the respective valuations of Old Cytocom and the Company at the Effective Time were increased or decreased, as applicable, based on the amount of each company’s net cash at closing, inclusive of certain short- and long-term liabilities. From these imputed valuation amounts, the number of shares to be issued as merger consideration to Old Cytocom securityholders will be equal to a percentage of the fully diluted common stock of the combined company determined by dividing the adjusted Old Cytocom valuation by the adjusted combined company valuation.

Accordingly, based on the foregoing exchange ratio, the parties determined that 18,492,452 shares of Company common stock will be issued in the Merger, resulting in the former Old Cytocom securityholders owning, or holding rights to acquire, approximately 54% of the common stock of the combined company, on a fully diluted basis, and legacy, pre-Merger Company securityholders owning, or holding rights to acquire, approximately 46% of the common stock of the combined company, on a fully diluted basis, in each case as of immediately following the Effective Time.

In addition, at the Effective Time, each unvested Old Cytocom restricted stock unit was converted into a number of restricted stock units of the Company, as determined in accordance with the exchange ratio formula described above. The terms (including, without limitation, the vesting terms) of each such substitute restricted stock unit are substantially equivalent to those of the Old Cytocom restricted stock unit being replaced.

Financing Arrangements

As a result of the Merger, the Company became party to the following material definitive agreements:

•

Loan and Security Agreement, dated as of April 26, 2021, between Avenue Venture Opportunities Fund, L.P. ("Avenue") and Old Cytocom, as supplemented by the Supplement to the Loan and Security Agreement, dated as of April 26, 2021, between Avenue and Old Cytocom, under which the Company will (i) issue the warrant described in the next paragraph to Avenue and (ii) be obligated to issue shares of common stock upon conversion of up to $3 million of principal outstanding under the Avenue facility;

•	Warrant to Purchase Shares of Common Stock of Cytocom Inc, issued at the Effective Time, by the Company to Avenue, exercisable for up to 154,004 shares of Company common stock;

•

Share Purchase Agreement, dated as of May 21, 2021, by and among GEM Global Yield LLC SCS, GEM Yield Bahamas Limited (such entities together, "GEM") and the Company, as successor to Old Cytocom, under which the Company may sell, from time to time, up to $75 million shares of its common stock at a price per share equal to 90% of the recent trading price of the Company’s common stock;

•

Warrant to Purchase Shares of Cytocom Inc., dated as of May 21, 2021, issued by Old Cytocom and assumed by the Company, exercisable for up to 1,720,083 shares, or 4.99% of the outstanding shares of common stock as of immediately after the Effective Time;

•	The Registration Rights Agreement, dated as of May 21, 2021, between Old Cytocom, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited ; and

•

Warrants, issued immediately after the Effective Time, by the Company to the purchasers of Old Cytocom’s Series A-3 Preferred Stock and Series A-4 Preferred Stock, each of which were converted immediately prior to the Effective Time, exercisable for up to an aggregate 952,000 shares of Company common stock.

Certain of these arrangements are discussed in greater deal under the heading " – Liquidity and Capital Resources."

COVID-19 Pandemic

The COVID-19 pandemic has continued to affect most countries around the world, including the United States, where a national emergency was declared. The continued spread of COVID-19 in the United States and worldwide, as well as the government-ordered shutdown and shelter-in-place orders imposed to counter the pandemic, led to severe disruptions to the global economy, especially for the year ended December 31, 2020. In this connection, on March 20, 2020, the Governor of New York announced that 100% of the workforce of all businesses, excluding essential services, must stay home. During the effectiveness of this order , we implemented a work-from-home policy for all employees based in our Buffalo, New York headquarters.  Under new applicable state orders, our offices may be occupied at their normal capacity if other safety precautions are taken, however, generally very few of our employees have returned to the office. We are continuing to monitor the situation and will take such further action  as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees.  The extent to which COVID-19 may impact our business, research and development efforts, preclinical studies, clinical trials, prospects for regulatory approval of our drug candidates, and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the effectiveness of vaccination efforts, ultimate geographic spread of the disease, the duration of the outbreak, the impact of any new variants of the virus, the extent and duration of travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Furthermore, if we or any of the third parties with whom we engage were to experience renewed shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our revenue, operating results, and profitability have varied, and we expect that they will continue to vary on a quarterly basis, primarily due to the timing of work completed under new and existing grants, development contracts, and collaborative relationships. Additionally, we expect that as a result of the Merger, our business, financial condition, results of operations and cash flows will be materially different in future periods than in the past. Accordingly, our past results are not likely to be indicative of our future performance.

Revenue

Our revenue has historically originated from grants and contracts from both United States ("U.S.") federal government sources and service contracts with Incuron. U.S. federal grants and contracts have been provided to advance research and development of entolimod, our lead product candidate, prior to the Merger, which we believe is of interest for potential sale to the DoD, or the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services ("BARDA"). We also have provided various research, management, business development, and clinical advisory services to Incuron.

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

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Revenue

Revenue decreased from approximately $0.06 million for the three months ended June 30, 2020 to $0.00 million for the three months ended June 30, 2021, representing a 100% decrease. This decrease is primarily due to the cessation of revenues from our JWMRP contract with the DoD for continued preclinical development of entolimod, decreases in revenue from our PRMRP contract with the DoD for continued clinical development of entolimod, and decreases in revenue from our service contract with Incuron. The cessation of revenue is due to the completion of the DoD contracts and grants in 2020 and the discontinuation of all revenue and service contracts with Incuron. Accordingly, unless we obtain new contract or grant awards, we may not generate significant revenue until we can commercialize one or more of our product candidates. Differences in our revenue sources, by program, between the years are set forth in the following table.

		Three Months Ended June 30,
Funding Source	Program	2021	2020	Variance
DoD	JWMRP Contract (1)	$-	$44,544	$(44,544)
DoD	PRMRP Contract (2)	-	10,364	(10,364)
Incuron	Service contract	-	8,347	(8,347)
		$-	$63,255	$(63,255)

(1)	The Congressionally Directed Medical Research Programs (CDMRP) Joint Warfighter Medical Research Program (JWMRP) contract was awarded on September 1, 2015.
(2)	The CDMRP Peer Reviewed Medical Research Program (PRMRP) grant was awarded effective as of September 30, 2015.

Research and Development Expenses

R&D expenses decreased from $0.17 million for the three months ended June 30, 2020 to $0.05 million for the three months ended June 30, 2021, representing a decrease of $0.12 million, or 69.7%. Variances in individual development programs are noted in the table below. The net decrease is primarily attributable to a $0.11 million decrease in R&D spending for biodefense applications of entolimod primarily due to a reduction in personnel costs. The remaining variances are not significant.

	Three Months Ended June 30,
	2021	2020	Variance
Entolimod for Biodefense Applications	$48,888	$163,505	$(114,617)
Curaxins	—	1,146	(1,146)
Panacela product candidates	2,627	5,356	(2,729)
Total research & development expenses	$51,515	$170,007	$(118,492)

General and Administrative Expenses

G&A expenses increased from $0.50 million for the three months ended June 30, 2020 to $0.60 million for the three months ended June 30, 2021, representing an increase of $0.10 million or 20.0%.  This increase is primarily related to professional fees primarily relating to negotiation and completion of the Merger, as well as the defense against litigation incident thereto.

Other Income and Expenses

Other income decreased from $0.22 million for the three months ended June 30, 2020 to $0.002 million for the three months ended June 30, 2021, representing a decrease of $0.22 million or approximately 100%. This decrease primarily related to non-cash income during the three months ended June 30, 2020 resulting from a $0.5 million extinguishment of an accrued liability, offset by $0.3 million in expense related to the change in valuation of our warrant liability as a result of stock price changes.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Revenue

Revenue decreased from approximately $0.22 million for the six months ended June 30, 2020 to $0.00 million for the six months ended June 30, 2021, representing a 100% decrease. This decrease is primarily due to cessation in revenues from our JWMRP contract with the DoD for continued preclinical development of entolimod, cessation in revenue from our PRMRP contract with the DoD for continued clinical development of entolimod, and cessation in revenue from our service contract with Incuron. The decreases in revenues are due to the completion of the DoD contracts and grants in 2020 and the discontinuation of all revenue and service contracts with Incuron. Accordingly, unless we obtain new contract or grant awards, we may not generate significant revenue until we can commercialize one or more of our product candidates. Differences in our revenue sources, by program, between the years are set forth in the following table.

		Six Months Ended June 30,
Funding Source	Program	2021	2020	Variance
DoD	JWMRP Contract (1)	$-	$113,555	$(113,555)
DoD	PRMRP Contract (2)	-	56,385	(56,385)
Incuron	Service contract	-	49,357	(49,357)
		$-	$219,297	$(219,297)

(1)	The Congressionally Directed Medical Research Programs (CDMRP) Joint Warfighter Medical Research Program (JWMRP) contract was awarded on September 1, 2015.
(2)	The CDMRP Peer Reviewed Medical Research Program (PRMRP) grant was awarded effective as of September 30, 2015.

Research and Development Expenses

R&D expenses decreased from $0.39 million for the six months ended June 30, 2020 to $0.17 million for the six months ended June 30, 2021, representing a decrease of $0.22 million, or 56.2%. Variances in individual development programs are noted in the table below. The net decrease is primarily attributable to a $0.20 million decrease in R&D spending for biodefense applications of entolimod due to a reduction in personnel costs. The remaining variances are not significant.

	Six Months Ended June 30,
	2021	2020	Variance
Entolimod for Biodefense Applications	$164,441	$364,460	$(200,019)
Curaxins	—	12,690	(12,690)
Panacela product candidates	5,332	11,065	(5,733)
Total research & development expenses	$169,773	$388,215	$(218,442)

General and Administrative Expenses

G&A expenses increased from $0.87 million for the six months ended June 30, 2020 to $1.05 million for the six months ended June 30, 2021, representing an increase of $0.18 million, or 21.0%. This increase consisted primarily of an increase of $0.18 million in professional fees in part for activities related to the negotiation and completion of the Merger, as well as the defense against litigation incident thereto.

Other Income and Expenses

Other income decreased from $0.06 million for the six months ended June 30, 2020 to $0.006 million for the six months ended June 30, 2021, representing a decrease of $0.06 million or approximately 100%. This decrease primarily related to non-cash income during the three months ended June 30, 2020 resulting from a $0.5 million extinguishment of an accrued liability, offset by $0.45 million in expense related to the change in valuation of our warrant liability as a result of stock price changes.

Liquidity and Capital Resources

We have incurred net losses of approximately $170 million from our inception through June 30, 2021. Historically, we have not generated, and do not expect to generate in the immediate future, revenue from sales of product candidates. Since our founding in 2003, we have funded our operations through a variety of means:

•     From inception through June 30, 2021, we have raised $160.6 million of net equity capital, including amounts received in connection with our February 2021 registered direct offering and from the exercise of options and warrants. We have also received $7.3 million in net proceeds from the issuance of long-term debt instruments;

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

 •     We have been awarded $4.0 million in grants and contracts not described above, all of which have been recognized at June 30, 2021;

 •     Incuron was formed to develop and commercialize the Curaxins product line, including its lead oncology drug candidate CBL0137. In 2015, we sold our ownership interest in Incuron for approximately $4.0 million and retain a 2% royalty interest in the CBL0137 technology;

 •    Panacela was formed to develop and commercialize preclinical compounds, which were transferred to Panacela through assignment and lease agreements. RUSNANO contributed $9.0 million to Panacela and the Company contributed $3.0 million plus intellectual property to Panacela. As of the date of this filing, the Company owns 67.57% of Panacela; and

 •    The Company formed its GPI joint venture with Everon. GPI, which is currently 50% owned by the Company and 50% owned by Everon, is undertaking a research and development program aimed at clinical testing of entolimod and GP532 (a variant of our entolimod drug candidate) and the development of medications with anti-aging and other indications associated with genome damage. GPI has been funded by an initial investment of $10.5 million from venture capital fund Norma Investments Limited.

Since the end of the fiscal quarter ended June 30, 2021, as a result of the Merger, we have become party to several new financing arrangements, including a credit facility and equity line-of-credit agreement, that have provided us with additional cash in the aggregate amount of approximately $10 million. We have the capacity to make further borrowings and drawings under these facilities, which can provide us with additional working capital. See “ – Avenue Facility” and “ – GEM Equity Line Agreement” below.

We have incurred cumulative net losses and expect to incur additional losses related to our R&D activities. We do not have commercial products and have limited capital resources and our contracts and grants with the DoD were completed in 2020, meaning that we are currently not generating any revenues or cash from operations. At June 30, 2021, we had cash and cash equivalents of $13.8 million, which represents a increase of $11.5 million since the end of our last fiscal year. This increase was caused by our capital raise, offset by our net cash used in operations of $1.2 million during the six months ended June 30, 2021. We expect our cash and cash equivalents to fund our projected operating requirements and allow us to fund our operating plan, in each case, into August 2022. However, until we are able to commercialize our product candidates at a level that covers our cash expenses, we will need to raise substantial additional capital, which we may be unable to raise in sufficient amounts, when needed and at acceptable terms. Our plans with regard to these matters may include seeking additional capital through debt or equity financing, the sale or license of drug candidates, the sale of certain of our tangible and/or intangible assets, the sale of interests in our subsidiaries or joint ventures, obtaining additional government research funding, or entering into other strategic transactions. There can be no assurance that we will be able to obtain future financing on acceptable terms, obtain additional government financing for our operations, or enter into other strategic transactions. In addition, the recent outbreak of the novel coronavirus known as COVID-19 has significantly disrupted world financial markets, negatively impacted U.S. market conditions and may reduce opportunities for us to seek out additional funding. If we are unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30,
	2021	2020	Variance
Cash flows used in operating activities	$(1,223,547)	$(902,004)	$(321,543)
Cash flows provided by investing activities	323,111	43,245	279,866
Cash flows provided by financing activities	12,723,288	3,165,640	9,557,648
Effect of exchange rate change on cash and equivalents	7,685	(23,695)	31,380
Increase in cash and cash equivalents	11,830,537	2,283,186	9,547,351
Cash and cash equivalents at beginning of period	1,946,418	1,126,124	820,294
Cash and cash equivalents at end of period	$13,776,955	$3,409,310	$10,367,645

Operating Activities

Net cash used in operating activities increased by $0.3 million to $1.2 million for the six months ended June 30, 2021 from $0.90 million for the six months ended June 30, 2020. Net cash used in operating activities for the period ending June 30, 2021 consisted of a reported net loss of $1.2 million.

Net cash used in operating activities for the six months ended June 30, 2020 of $0.90 million consisted of a reported net loss of $0.98 million, which was further increased by $0.05 million of net non-cash operating activities, and offset by $0.13 million of changes in operating assets and liabilities. The $0.05 million of net non-cash operating activities was due to a $0.5 million gain on extinguishment of an accrued liability, offset by $0.45 million in expense related to the change in valuation of our warrant liability as a result of stock price changes. The $0.13 million of changes in operating assets and liabilities was due primarily to a decrease in accounts receivable and other current assets.

Investing Activities

Net cash provided by investing activities increased to $0.3 million for the six months ended June 30, 2021 from $0.04 million for the six months ended June 30, 2020 due to the sale of short-term investments during the six months ended June 30, 2021.

Financing Activities

Net cash provided by financing activities increased to $12.7 million for the six months ended June 30, 2021 from $3.2 million for the six months ended June 30, 2020 due to an issuance of common stock net of offering costs during the six months ended June 30, 2021.

Impact of Exchange Rate Fluctuations

Our reported financial results are affected by changes in foreign currency exchange rates between the U.S. dollar and the Russian ruble. Between January 1, 2021 and June 30, 2021, this rate fluctuated by 1.1%. For calendar year 2020, this rate fluctuated by 18.9%. Translation gains or losses result primarily from the impact of exchange rate fluctuations on the reported U.S. dollar equivalent of ruble-denominated cash and cash equivalents, and short-term investments. Variances in the exchange rate for these items have not been realized; as such the resulting gains or losses are recorded as other comprehensive income or loss in the equity section of the balance sheet.

Avenue Facility

Under the terms of the Avenue Facility, Avenue agreed to make term loans to Old Cytocom from time to time in the aggregate principal amount of up to $15,000,000. Each loan made by Avenue under the Avenue Facility will be evidenced by a separate promissory note payable to Avenue. The loans will bear interest at a variable rate of interest equal to the sum of (i) the greater of (A) the Prime Rate and (B) 3.25% plus (ii) 7.74%. Repayment of the loans owed under the Avenue Facility are secured by a security interest in substantially all of Old Cytocom’s assets, including equipment, fixtures, inventory, deposit accounts and personal property, as well as the securities it holds in its wholly owned subsidiaries. The making of each loan requested by Old Cytocom is subject to certain customary conditions, including the provision of a legal opinion, certified copies of resolutions and organizational documents, the company’s good standing and other matters.

The aggregate loan amounts were deposited by Avenue into a controlled account. Old Cytocom transferred $10 million into its general operating account during July 2021, which was assigned to the Company, and accordingly, the Company’s assets are subject to a security interest in favor of Avenue. The Company will be able to transfer an additional $5 million into its general operating account, which will be subject to a control agreement with Avenue, upon the Company raising at least $20 million in additional capital in the form of subordinated indebtedness or equity from a follow-on transaction entered into after the Effective Time. The loans may then be drawn down from the controlled account and will be evidenced by a promissory note. The note will provide that the Company will be required to make only monthly interest payments, calculated as described above, until April 2022 (which may be extended to April 2023 upon the Company’s raising of an additional $20 million in capital). Thereafter, the Company will also be required to make monthly payments of principal in equal installments until the maturity date of May 1, 2024.

The Avenue Facility documents contain customary representations and warranties of Old Cytocom, as well as various affirmative and negative covenants. Among such covenants are requirements that the Company:

•     provide notice of certain events;
•     deliver monthly financial statements to Avenue, until the Company has a market capitalization of at least $250 million and maintains at least a minimum of $4 million in unrestricted cash, after which it will only need to provide quarterly statements;
•     execute regular compliance certificates;
•     provide copies of all board of directors materials and minutes of meetings to Avenue;
•     maintain its existence and comply with all applicable laws;
•     may not become indebted for borrowed money, the deferred purchase price for property or enter into any leases that would be capitalized in accordance with GAAP, subject to certain exceptions, including indebtedness for the acquisition of supplies, subordinated indebtedness and certain other items;
•     maintain a minimum of $5 million in unrestricted cash and cash equivalents in accounts subject to control agreements with Avenue;
•     may not create, incur or assume any liens on its property;
•     may not undergo any fundamental or change-in-control transactions or sell all its assets;
•     may not make any loans or investments, subject to certain exceptions;
•     may not enter into any transactions with related parties;
•     may not prepay any other indebtedness; or
•     may not create, acquire or sell any subsidiaries.

The Avenue Facility documents also grant certain additional rights to Avenue. Under the Avenue Facility, Avenue has a preemptive right to purchase up to $1 million of Company equity securities on the same terms, conditions and prices offered by the Company to any investor in connection with any equity or debt financing until October 16, 2022. Additionally, Avenue has the right to convert up to $3 million of outstanding principal into shares of Company common stock. The number of shares issuable upon conversion will be determined by dividing the amount of indebtedness being converted by 120% of the 5-day volume weighted average price (VWAP) of Company common stock prior to the date of the issuance of the Avenue Warrant.

GEM Equity Line Agreement

Under the terms of the GEM Equity Line Agreement, the agreement became immediately binding upon the Company at the Effective Time. Under the GEM Equity Line Agreement, the Company may elect to issue and sell to GEM up to $75 million of its common stock. Upon the election of the Company to make such a sale, it will deliver a draw-down notice to GEM, and, if all applicable conditions are satisfied, GEM will purchase newly issued shares for the amount specified in the draw-down notice. The purchase price of the shares to be sold is set at 90% of the recent average daily closing price of the Company’s common stock on the Nasdaq Capital Market or other market on which the stock may be listed. The Company is not permitted to make a draw-down request in an amount that exceeds 400% of the average daily trading volume of the Company’s stock for the 30 trading days preceding the draw-down date. Each draw down is subject to certain closing conditions, including (i) the continued accuracy of the representations and warranties made in the GEM Equity Line Agreement, (ii) a registration statement registering the resale of the shares sold under the GEM Equity Line Agreement having been declared effective by the Securities and Exchange Commission ("SEC"), (ii) the absence of any law, order, ruling or injunction prohibiting the consummation of the transactions contemplated by the GEM Equity Line Agreement, (iii) the Company’s common stock not being suspended from trading by the Nasdaq Capital Market or other market on which the shares are then listed, (iv) the absence of any litigation commenced, or governmental investigation commenced or threated, against the Company in connection with the GEM Equity Line Agreement transactions and (v) with respect to the first draw down only, the delivery by the Company’s counsel of a negative assurance letter and delivery by the Company’s independent auditors of a comfort letter. However, the Company will be permitted to make a draw-down request for the sale of up to $15 million of shares in the period immediately following the Effective Time without having to have an effective resale registration statement in effect. The resale of the shares sold pursuant to this initial drawdown request will not be required to be registered immediately. Upon the Company’s issuance of shares in connection with any draw-down purchase made by GEM, the Company will be required to pay GEM, in cash or additional shares of stock, a commitment fee in an amount equal to 2% of the amount purchased in such drawdown.

The GEM Equity Line Agreement terminates on the earliest to occur of (i) three years from the Effective Time, (ii) May 21, 2026 or (iii) the date on which GEM has purchased $75 million in the aggregate of Company stock. Upon payment of $1.5 million to GEM, the Company may terminate the GEM Equity Line Agreement following the settlement in full of the issuance of the shares made for the first $15 million draw-down purchase.
The GEM Equity Line Agreement contains customary representations and warranties of the Company, as well as various affirmative and negative covenants. Among such covenants are requirements that the Company:

•     comply with applicable laws, including the securities laws;
•     file a registration statement with the SEC to register the resale of the shares sold under the GEM Equity Line Agreement and undertake best efforts to maintain the effectiveness of the registration statement;
•     not enter into any other agreement that would restrict or impair the Company’s ability to perform under the GEM Equity Line Agreement, including any other equity line arrangement; and
•     keep reserved an adequate number of shares for issuance under the GEM Equity Line Agreement.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting company filers.

Item 4. Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2021. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, other than those set forth below, as of June 30, 2021, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows, or that are required to be disclosed under the rules of the SEC.

On March 12, 2021, a complaint, captioned Teo v. Cleveland BioLabs, Inc. et al., Case 1:21-cv-02187, was filed in the U.S. District Court for the Southern District of New York in connection with the Merger (the "Teo Action"). The Teo Action names as defendants Cleveland BioLabs, each director on the Cleveland BioLabs board of directors, Merger Sub and Cytocom. The complaint in the Teo Action alleges that (i) the Cleveland BioLabs board of directors breached its fiduciary duties to the plaintiff stockholder in entering into the Merger Agreement and (ii) Cleveland BioLabs and the Cleveland BioLabs board of directors omitted and/or provided misleading information in the registration statement on Form S-4 filed with the SEC in connection with the Merger, of which this proxy statement/prospectus forms a part, in violation of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and related SEC regulations.  On July 14, 2021, Plaintiff Teo filed a notice of dismissal.  On July 16, 2021, the Southern District entered an order dismissing the case.

On March 17, 2021, a complaint, captioned Steudte v. Cleveland BioLabs, Inc. et al., Case 1:21-cv-02314, was filed in the U.S. District Court for the Southern District of New York in connection with the Merger (the "Steudte Action").  The Steudte Action names as defendants Cleveland BioLabs and each director on the Cleveland BioLabs board of directors.  The complaint in the Steudte Action alleges that Cleveland BioLabs and the Cleveland BioLabs board of directors omitted and/or provided misleading information in the registration statement on Form S-4 filed with the SEC in connection with the Merger, of which this proxy statement/prospectus forms a part,  in violation of their fiduciary duties and the Exchange Act and related SEC regulations. The Steudte Action seeks, among other things, an injunction preventing the closing of the merger, rescission of the merger if it is consummated, the dissemination by the Company of a revised registration statement on Form S-4 and an award of plaintiffs’ attorneys’ and experts’ fees.  Defendants have filed a letter seeking permission to file a motion to dismiss.  The parties have until August 15, 2021 to inform the Southern District whether the case has or will be dismissed and whether the issue of attorneys’ fees has been resolved.

On March 19, 2021, a putative class action complaint, captioned Litwin v. Cleveland BioLabs, Inc. et al., Case 2021-0242, was filed in the Delaware Court of Chancery in connection with the Merger (the “Litwin Action”). The Litwin Action names as  defendants Cleveland BioLabs, each director on the Cleveland BioLabs board of directors, and the Vice President of Finance of Cleveland BioLabs. The complaint in the Litwin Action alleges that Defendants omitted and/or provided misleading information in the registration statement on Form S-4 filed with the SEC in connection with the Merger, of which this proxy statement/prospectus forms a part, in breach of their fiduciary duties. The Litwin Action seeks, among other things, an injunction preventing the closing of the Merger, rescission of the merger if it is consummated, the dissemination by Cleveland BioLabs of a revised registration statement on Form S-4 and an award of plaintiffs’ attorneys’ and experts’ fees. Plaintiff in the Litwin Action has filed a motion for expedited proceedings, which Defendants have opposed. Plaintiff’s motion for expedited proceedings was granted in part and denied in part by the court on April 30, 2021. Defendants have also filed a motion to dismiss the Litwin Action.  On July 7, 2021, Plaintiff filed a stipulation and proposed order voluntarily dismissing the case, but reserving the right to seek attorneys’ fees.  On July 8, 2021, the Delaware Court of Chancery entered an order dismissing the case, but reserving jurisdiction to determine whether to award Plaintiff’s counsel any fees, should Plaintiff’s counsel file a motion for such.

On March 18, 2021, a complaint, captioned Wang v. Cleveland BioLabs, Inc. et al., Case 1:21-cv-02395, was filed in the U.S. District Court for the Southern District of New York in connection with the Merger (the "Wang Action").  The Wang Action names as defendants the Company, each director on the Company’s board of directors, Merger Sub and Cytocom.  The complaint in the Wang Action alleges that the Company and the Company’s board of directors omitted and/or provided misleading information in the registration statement on Form S-4 filed with the SEC in connection with the Merger, of which this proxy statement/prospectus forms a part, in violation of the Exchange Act and related SEC regulations. The Wang Action seeks, among other things, an injunction preventing the closing of the Merger, rescission of the Merger if it is consummated, the dissemination by the Company of a revised registration statement on Form S-4 and an award of plaintiffs’ attorneys’ and experts’ fees. On July 29, 2021, Plaintiff Wang filed a notice of dismissal.  On August 2, 2021, the Southern District entered an order dismissing the case.

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

On March 24, 2021, a complaint, captioned Bednar v. Cleveland BioLabs, Inc. et al., Case 1:21-cv-02546, was filed in the U.S. District Court for the Southern District of New York in connection with the Merger (the "Bednar Action").  The Bednar Action names as defendants Cleveland BioLabs and each director on the Cleveland BioLabs board of directors.  The complaint in the Bednar Action alleges that Cleveland BioLabs and the Cleveland BioLabs board of directors omitted and/or provided misleading information in the registration statement on Form S-4 filed with the SEC in connection with the Merger, of which this proxy statement/prospectus forms a part, in violation of their fiduciary duties and the Exchange Act and related SEC regulations. The Bednar Action seeks, among other things, an injunction preventing the closing of the Merger, rescission of the Merger if it is consummated, the dissemination by the Company of a revised registration statement on Form S-4 and an award of plaintiffs’ attorneys’ and experts’ fees. The parties have until August 15, 2021 to inform the Southern District whether the case has or will be dismissed and whether the issue of attorneys’ fees has been resolved.

On April 1, 2021, a complaint, captioned Hoenecke v. Cleveland BioLabs, Inc., et al., Case 1:21-cv-1789, was filed in the U.S. District Court for the Eastern District of New York in connection with the Merger (the “Hoenecke Action”).  The Hoenecke Action names as defendants Cleveland BioLabs and each director on the Cleveland BioLabs board of directors.  The complaint in the Hoenecke Action alleges that Cleveland BioLabs and the Cleveland BioLabs board of directors omitted and/or provided misleading information in the registration statement on Form S-4 filed with the SEC in connection with the Merger, of which this proxy statement/prospectus forms a part, in violation of the Exchange Act and related SEC regulations.  The Hoenecke Action seeks, among other things, an injunction preventing the closing of the Merger, rescission of the Merger if it is consummated, the dissemination by the Company of a revised registration statement on Form S-4 and an award of plaintiffs’ attorneys’ and experts’ fees. On June 29, 2021, Plaintiff filed a notice of dismissal.  That same day, the Southern District entered an order dismissing the case.

On March 23, 2021, a complaint captioned Stickel v. Cleveland Biolabs, Inc., et al., Case 1:21-cv-02489, was filed in the U.S. District Court for the Southern District of New York in connection with the Merger (the “Stickel Action”).  The Stickel Action names as defendants Cleveland BioLabs and each director on the Cleveland BioLabs board of directors. The complaint alleges that Cleveland BioLabs and the Cleveland BioLabs board of director omitted and/or provided misleading information in the registration statement on Form S-4 filed with the SEC in connection with the Merger, in violation of the Exchange Act and SEC regulations.  Stickel seeks to enjoin the company from consummating the Merger, to force the Company to amend the registration statement, and to collect damages and attorneys’ fees. On July 15, 2021, Plaintiff filed a notice of dismissal.  On July 16, 2021, the Southern District entered an order dismissing the case.

The Company cannot predict the outcome of these lawsuits.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are included as part of this report:

Exhibit Number	Description of Document

3.1*	Restated Certificate of Incorporation, as amended.

3.2	Second Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 5, 2007).

3.3	Amendment to Second Amended and Restated By-Laws of Cleveland BioLabs, Inc. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 18, 2015).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Michael K. Handley.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Peter Aronstam.

32.1*	Certification pursuant to 18 U.S.C. Section 1350.

101.1

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets as of June 30, 2021 and December 31, 2020; (ii) Consolidated Condensed Statements of Operations for the Three and Six Months Ended June 30, 2021 and 2020; (iii) Consolidated Condensed Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2021 and 2020; (iv) Consolidated Condensed Statement of Stockholders’ Equity for the Six Months Ended June 30, 2021 and 2020; (v) Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020; and (vi) Notes to Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTOCOM, INC.

Dated: August 16, 2021	By:	/s/ Peter Aronstam
Peter Aronstam
Chief Financial Officer
(Principal Financial Officer)