Form 10-Q
period 2021-09-30
Statera Biopharma, Inc.
filed 2021-11-15
CIK 1318641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-32954

STATERA BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0077155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2537 Research Boulevard, Suite 201, Fort Collins, Colorado	80526
(Address of principal executive offices)	(Zip Code)

(888) 613-8802

(Registrant’s telephone number, including area code)

Cytocom, Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.005	STAB	NASDAQ Capital Market

As of November 11, 2021, there were 32,095,520 shares outstanding of the registrant’s common stock, par value $0.005 per share.

STATERA BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$9,216,349	$593,869
Short-term investments	233,642	—
Accounts receivable	144,244	—
Due from subsidiary	—	329,330
Prepaid expenses	2,688,472	—
Other current assets	1,045,332	2,547
Total current assets	13,328,039	925,746
Non-current assets:
Operating lease right-of-use assets	840,590	101,048
Restricted cash	5,000,000	—
Goodwill	76,972,668	—
Intangible assets, net	1,575,278	—
Property and equipment, net	119,133	8,690
Contract asset	192,222	—
Total non-current assets	84,699,891	109,738
Assets of discontinued operation	8,123
Total assets	$98,036,053	$1,035,484
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,928,805	$2,687,847
Current portion of operating lease liabilities	198,302	30,758
Deferred revenue	506,032	—
Stock issuances due	470,828	—
Notes payable	2,883,333	1,902,237
Advances from related party	200,000	—
Total current liabilities	10,187,300	4,620,842
Operating lease liabilities, net of current portion	737,403	70,380
Long-term debt	12,916,667	—
Total long-term liabilities	13,654,070	70,380
Liabilities of discontinued operation	63	—
Total liabilities	23,841,433	4,691,222
Stockholders’ equity (deficit):
Preferred stock, $.005 par value; 1,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $.005 par value; 150,000,000 shares authorized as of September 30, 2021 and 25,000,000 shares authorized as of December 31, 2020; 32,095,520 shares issued and outstanding as of September 30, 2021 and 13,376,062 shares issued and outstanding as of December 31, 2020	160,478	160,478
Additional paid-in capital	126,220,319	23,946,747
Accumulated other comprehensive loss	(2,014)	—
Accumulated deficit	(52,256,361)	(27,762,963)
Total Statera Biopharma, Inc. stockholders’ equity (deficit)	74,122,422	(3,655,738)
Noncontrolling interest in stockholders’ equity	72,198	—
Total stockholders’ equity (deficit)	74,194,620	(3,655,738)
Total liabilities and stockholders’ equity	$98,036,053	$1,035,484

See Notes to Condensed Consolidated Financial Statements

December 31, 2020 capital structure is not retroactively restated for the recapitalization as a result of the merger

STATERA BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Grants and contracts	$236,519	$-	$236,519	$-
Cost of Revenue:
Cost of goods sold	115,927	-	115,927	-
Gross Profit	120,592	-	120,592	-
Operating expenses:
Research and development	3,434,977	4,383,325	6,274,936	4,509,890
Sales and marketing expense	23,242	-	26,037	-
General and administrative	6,306,323	1,787,333	14,981,086	2,284,577
Total operating expenses	9,764,542	6,170,658	21,282,059	6,794,467
Loss from operations	(9,643,950)	(6,170,658)	(21,161,467)	(6,794,467)
Other income (expense):
Interest and other income (expense)	(3,089,301)	491,817	(3,463,572)	(1,069,403)
Total other income (expense)	(3,089,301)	491,817	(3,463,572)	(1,069,403)
Income from discontinued operations, net of income taxes	(1)	-	(1)	-
Net loss	(12,733,250)	(5,678,841)	(24,625,038)	(7,863,870)
Net loss attributable to noncontrolling interests	13,419	-	13,419	-
Net loss attributable to Statera Biopharma, Inc.	$(12,719,831)	$(5,678,841)	$(24,611,619)	$(7,863,870)
Net loss attributable to common stockholders per share of common stock, basic and diluted	$(0.47)	$(1.84)	$(0.86)	$(1.13)
Weighted average number of shares used in calculating net loss per share, basic and diluted	27,036,583	3,081,294	28,671,422	6,957,095

See Notes to Condensed Consolidated Financial Statements

STATERA BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss including noncontrolling interests	$(12,733,250)	$(5,678,841)	$(24,625,038)	$(7,863,870)
Other comprehensive loss:
Foreign currency translation adjustment	(2,014)	—	(2,014)	—
Comprehensive loss including noncontrolling interests	(12,735,264)	(5,678,841)	(24,627,052)	(7,863,870)
Comprehensive loss attributable to noncontrolling interests	13,419	—	13,419	—
Comprehensive loss attributable to Statera Biopharma, Inc.	$(12,721,845)	$(5,678,841)	$(24,613,633)	$(7,863,870)

See Notes to Condensed Consolidated Financial Statements

STATERA BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital
Balance at December 31, 2019	20,346,999	$20,347	$11,307,253
Retroactive application of recapitalization	(9,048,760)	36,144	151,854,270
Adjusted balance, beginning of period	11,298,239	56,491	163,161,523
Issuance of common stock	1,515,878	7,579	2,775,846
Issuance of common stock	6,000	30	13,470
Exercise of warrants	105,000	525	504,381
Exercise of warrants	8,871	44	61,219
Exercise of warrants	82,399	412	248,138
Foreign currency translation	—	—	—
Net loss	—	—	—
Balance at September 30, 2020	13,016,387	$65,081	$166,764,577

Balance at December 31, 2020	13,376,062	$66,876	$166,762,778
Exercise of warrants	92,883	464	(464)
Issuance of common stock	2,000,000	10,000	12,713,074
Statera merger & recapitalization	16,626,575	83,138	(58,924,898)
Shares to be issued for services	—	—	464,703
Shares to be issued for stock based compensation	—	—	234,000
Restricted stock	—	—	4,957,707
Panacela net loss	—	—	13,419
Net loss	—	—	-
Balance at September 30, 2021	32,095,520	$160,478	$126,220,319

	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2019	$—	$(15,537,460)	$—	$(4,209,860)
Retroactive application of recapitalization	(568,030)	—	5,039,878	156,362,262
Adjusted balance, beginning of period	(568,030)	(15,537,460)	5,039,878	152,152,402
Issuance of common stock	—	—	—	2,783,425
Issuance of common stock	—	—	—	13,500
Exercise of warrants	—	—	—	504,906
Exercise of warrants	—	—	—	61,263
Exercise of warrants	—	—	—	248,550
Foreign currency translation	(76,992)	—	(69,565)	(146,557)
Net loss	—	(7,863,870)	—	(7,863,870)
Balance at September 30, 2020	$(645,022)	$(23,401,330)	$4,970,313	$147,753,619

Balance at December 31, 2020	$(685,680)	$(27,631,323)	$4,973,465	$143,486,116
Exercise of warrants	—	—	—	—
Issuance of common stock	—	—	—	12,723,074
Statera merger & recapitalization	683,666	—	(4,887,848)	(63,045,942)
Shares to be issued for services	—	—	—	464,703
Shares to be issued for stock based compensation	—	—	—	234,000
Restricted stock	—	—	—	4,957,707
Panacela net loss	—	(13,419)	—	-
Net loss	—	(24,611,619)	(13,419)	(24,625,038)
Balance at September 30, 2021	$(2,014)	$(52,256,361)	$72,198	$74,194,620

See Notes to Condensed Consolidated Financial Statements

As retroactively restated for the recapitalization as a result of the merger

STATERA BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(24,625,038)	$(7,863,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,309	—
Amortization expense	134,022	—
Stock based compensation	4,957,707	(126,148)
Noncash interest expense	799,858	—
Noncash lease expense	21,472	—
Services obtained for common shares	298,701	—
Noncash equity expenses	235,538	—
Changes in operating assets and liabilities:
Other current assets	(380,615)	(339,442)
Accounts receivable	63,279	—
Short term investments	(233,642)	—
Due from subsidiary	329,330	—
Prepaid expenses	(2,688,472)	—
Contract asset	(131,406)	—
Contract liability	(130,829)	—
Deferred revenue	506,032	—
Stock issuances due	470,828	—
Investment in subsidiary	178,388	—
Liabilities of discontinued operations	(418,550)	—
Accounts payable and accrued expenses	540,826	(33,559)
Net cash used in operating activities	(20,064,262)	(8,363,019)
Cash flows from investing activities:
Purchase of property and equipment	(86,057)	(6,613)
Cash acquired, ImQuest acquisition	529,499	—
Cash acquired, CBLI merger	13,116,459	—
Net cash provided by (used in) investing activities	13,559,901	(6,613)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	4,415,103
Common stock issued for license agreement	—	325,250
Proceeds from issuance of preferred shares	—	2,745,000
Proceeds from issuance of common stock due	5,685,112	1,105,000
Proceeds from advance from related party	200,000	—
Repayments on notes payable	(97,737)	97,737
Payment of debt issuance costs	(329,260)	—
Proceeds from issuance of long-term debt	14,670,740	—
Net cash provided by financing activities	20,128,855	8,688,090
Effect of exchange rate change on cash and equivalents	(2,014)	—
Increase in cash and cash equivalents	13,622,480	318,458
Cash, cash equivalents, and restricted cash, beginning of year	593,869	1,650
Cash, cash equivalents, and restricted cash, end of year	$14,216,349	$320,108

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$279,329	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right of use asset exchanged for lease liability	$210,872	$-
Shares to be issued for services	464,703	—
Debt principal converted to equity	1,804,500	—
Merger non-cash APIC	6,742,760	—
Noncontrolling interest acquired	72,198	—
Cleveland BioLabs merger, net of cash received	13,116,459	—
Acquisition of ImQuest, net of cash received	529,500	—

See Notes to Condensed Consolidated Financial Statements

STATERA BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of Business

On July 27, 2021, Statera Biopharma, Inc., formerly known as Cleveland BioLabs, Inc. (the "Company" or "Statera"), High Street Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company ("Merger Sub"), and Cytocom Inc., a Delaware corporation ("Old Cytocom"), completed their previously announced merger transaction. The merger transaction was completed pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of October 16, 2020, pursuant to which Merger Sub merged with and into Old Cytocom, with Old Cytocom continuing as a wholly owned subsidiary of the Company and the surviving corporation of the merger (the "Merger"). In connection with the closing of the Merger, Old Cytocom was renamed “Cytocom Subsidiary Inc.” and the Company was renamed “Cytocom, Inc.” Effective September 1, 2021, the Company changed its corporate name to "Statera Biopharma, Inc.", and the Company’s common stock began trading on The Nasdaq Capital Market with the symbol “STAB.”

The Company was incorporated in Delaware in June 2003 and is headquartered in Fort Collins, Colorado. Prior to the Merger, the Company  conducted business in the United States ("U.S.") directly and in the Russian Federation ("Russia") through two subsidiaries: one wholly owned subsidiary, BioLab 612, LLC ("BioLab 612"), which began operations in 2012 and was dissolved in November 2020; and Panacela Labs, Inc. ("Panacela"), which was formed by us and Joint Stock Company "RUSNANO" ("RUSNANO"), our financial partner in the venture, in 2011. Unless otherwise noted, or the context otherwise requires, the terms "Statera Biopharma," the "Company," "we," "us," and "our" refer to Statera Biopharma, Inc., known as "Cleveland BioLabs, Inc." prior to the Merger, BioLab 612, and Panacela.

On June 24, 2021, Old Cytocom completed the acquisition of ImQuest Life Sciences, Inc. and its subsidiaries (“ImQuest”) in accordance with the Agreement and Plan of Merger by and among Old Cytocom and ImQuest dated as of July 17, 2020, and gained control of ImQuest. The purchase consideration due under this merger to the ex-shareholders of ImQuest consisted of 3,282,089 shares of common stock of Statera Biopharma.  ImQuest is now a wholly-owned subsidiary of the Company.

In addition, the Company has an investment in Genome Protection, Inc. ("GPI") that is recorded under the equity method of accounting in the accompanying financial statements. The Company has not recorded its 50% share of the losses of GPI through  September 30, 2021 as the impact would have reduced the Company's equity method investment in GPI below zero, and there are no requirements to fund the Company's share of these losses or contribute additional capital as of the date of these statements.

Statera Biopharma is a clinical-stage biopharmaceutical company developing novel immunotherapies targeting autoimmune, neutropenia/anemia, emerging viruses and cancers based on a proprietary platform designed to rebalance the body’s immune system and restore homeostasis. Statera has one of the largest platforms of toll-like receptor (TLR) agonists in the biopharmaceutical industry with TLR4 and TLR9 antagonists, and the TLR5 agonists, Entolimod and GP532. TLRs are a class of protein that play a key role in the innate immune system.

Statera is developing therapies designed to directly elicit within patients a robust and durable response of antigen-specific killer T-cells and antibodies, thereby activating essential immune defenses against autoimmune, inflammatory, and infectious diseases and cancers. In the next 12 months, the Company expects to initiate clinical trials covering Crohn’s disease (STAT-201), hematology (Entolimod), pancreatic cancer (STAT-401) and COVID-19 (STAT-205).

Going Concern

At September 30, 2021, the Company had cash and cash equivalents of $9.2 million in the aggregate. The Company has incurred recurring losses from operations since inception, accumulating a deficit of approximately $52.3 million as of September 30, 2021. For the nine months ended September 30, 2021 and 2020, the Company incurred net losses of approximately $24,625,038 and $7,863,870, respectively. The Company may incur additional losses and negative operating cash flows in the future. Failure to generate sufficient revenues, reduce spending or raise additional capital could adversely affect its ability to achieve its intended business objectives. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these condensed financial statements.

Management intends to fund future operations through additional private or public debt or equity offerings and may seek additional capital through arrangements with strategic partners or from other sources. Based on the Company’s operating plan, existing working capital as of September 30, 2021 was not sufficient to meet the cash requirements to fund planned operations for a period of one year after issuance of condensed financial without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The accompanying condensed consolidated financial statements for the nine months ended September 30, 2021 and 2020 have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. During the next 12 months from the issuance of these condensed financial statements, management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

These unaudited interim condensed consolidated financial statements reflect the historical results of Old Cytocom prior to the completion of the Merger, and do not include the historical results of the Company prior to the completion of the Merger. All share and per share disclosures have been adjusted to reflect the exchange of shares in the Merger. Under U.S. generally accepted accounting principles ("GAAP"), the Merger is treated as a “reverse merger” under the purchase method of accounting. For accounting purposes, Old Cytocom is considered to have acquired Cleveland BioLabs, Inc. See Note 3, Merger with Old Cytocom, for further details on the Merger and the U.S. GAAP accounting treatment.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America pursuant to the requirements of the Securities and Exchange Commission (“SEC”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for the fair presentation of results for the periods presented, have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to fairly present the financial position of the Company as of September 30, 2021, along with its results of operations for the three and nine month periods ended September 30, 2021 and 2020 and cash flows for the nine-month periods ended September 30, 2021 and 2020. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

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

Other Comprehensive Income (Loss)

The Company applies the Accounting Standards Codification ("ASC") on comprehensive income (loss) that requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period arising from transactions and other events and circumstances from non-owner sources. The following table presents the changes in accumulated other comprehensive loss for the nine months ended September 30, 2021.

Gains and losses on foreign exchange translations
Beginning balance	$-
Other comprehensive income (loss) before reclassifications	(2,014)
Amounts reclassified from accumulated other comprehensive loss	—
Ending balance	$(2,014)

Accounting for Stock-Based Compensation

The Cleveland Biolabs, Inc. Equity Incentive Plan, adopted in 2018 (the "Plan"), authorizes the Company to grant (i) options to purchase common stock, (ii) stock appreciation rights, (iii) awards of restricted or unrestricted stock, (iv) restricted stock units, and (v) performance awards, so long as the exercise or grant price of each are at least equal to the fair market value of the stock on the date of grant. As of September 30, 2021, an aggregate of 597,557 shares of common stock were authorized for issuance under the Plan, of which a total of 536,089 shares of common stock remained available for future awards. However, on November 9, 2021, the Company’s stockholders approved amendments to the Plan that increased the number of shares of common stock authorized to be issued by 3,000,000 shares, removed the limit on the maximum number of shares covered by an award that may be issued in any calendar year to any single recipient and renamed the Plan the "Statera Biopharma Equity Incentive Plan." In addition, a total of 45,468 shares of common stock reserved for issuance are subject to currently outstanding stock options granted under The Cleveland BioLabs, Inc. Equity Incentive Plan, as in effect prior to the 2018 amendment and restatement. Awards granted under the Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term, and number of shares) under the Plan are specified in an award document, and approved by the Company’s board of directors or its management delegates.

The 2013 Employee Stock Purchase Plan (the "ESPP") provides a means by which eligible employees of the Company and certain designated related corporations may be given an opportunity to purchase shares of common stock. As of September 30, 2021, there are 925,000 shares of common stock reserved for purchase under the ESPP. The number of shares reserved for purchase under the ESPP increases on January 1 of each calendar year by the lesser of: (i) 10% of the total number of shares of common stock outstanding on December 31st of the preceding year, or (ii) 100,000 shares of common stock. The ESPP allows employees to use up to 15% of their compensation to purchase shares of common stock at an amount equal to 85% of the fair market value of the Company’s common stock on the offering date or the purchase date, whichever is less.

The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted where the vesting period is based on length of service or performance, while a Monte Carlo simulation model is used for estimating the fair value of stock options with market-based vesting conditions. No options were granted during the nine months ended September 30, 2021 and September 30, 2020.

Income Taxes

No income tax expense was recorded for the three and nine months ended September 30, 2021 and 2020 as the Company does not expect to have taxable income for 2021 and did not have taxable income in 2020. A full valuation allowance has been recorded against the Company’s net deferred tax asset.

At September 30, 2021, the Company had U.S. federal net operating loss carryforwards of approximately $193.9 million, of which $140.6 million begins to expire if not utilized by 2023, and $53.3 million, which has no expiration, and approximately $4.3 million of tax credit carryforwards, which begin to expire if not utilized by 2024. The Company also has state net operating loss carryforwards of approximately $112.2 million, which begin to expire if not utilized by 2027, and state tax credit carryforwards of approximately $0.3 million, which begin to expire if not utilized by 2022. The purchase of 6,459,948 shares of common stock by David Davidovich on July 9, 2015 resulted in Mr. Davidovich owning 60.2% of the Company at that time. We therefore believe it highly likely that this transaction will be viewed by the U.S. Internal Revenue Service as a change of ownership as defined by Section 382 of the Internal Revenue Code. Consequently, our ability to utilize approximately $124.8 million of U.S. federal net operating loss carryforwards, $3.65 million of U.S. tax credit carryforwards, approximately $73.4 million of state net operating loss carryforwards, and $0.3 million of state tax credit carryforwards, all of which occurred prior to July 9, 2015, are limited. As such, a significant portion of these carryforwards will likely expire before they can be utilized, even if the Company is able to generate taxable income that, except for the foregoing transaction, would have been sufficient to fully utilize these carryforwards.

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

The Company has excluded the following securities from the calculation of diluted net loss per share because all such securities were antidilutive for the periods presented. Additionally, there were no dilutive securities outstanding as of September 30, 2021.

	As of September 30,
Common Equivalent Securities	2021	2020
Warrants	3,171,859	—
Restricted Stock Units	1,567,368	—
Options	45,468	—
Total	4,784,695	—

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues for liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Revenue Recognition

Upon the integration of the newly acquired ImQuest, the Company has implemented the five steps to recognize revenue from contracts with customers under ASC 606, Revenue from Contracts with Customers (“ASC 606”), which are:

• Step 1: Identify the contract(s) with a customer

      • Step 2: Identify the performance obligations in the contract

      • Step 3: Determine the transaction price

      • Step 4: Allocate the transaction price to the performance obligations in the contract

      • Step 5: Recognize revenue when (or as) a performance obligation is satisfied

In the nine months ended September 30, 2021, the Company generated revenue from its Clinical Research Organization services (“CRO services”) provided by ImQuest.

The Company provides preclinical CRO services to evaluate the potential of new and novel pharmaceutical products for the treatment and prevention of viruses, bacteria, cancer and inflammatory diseases. These preclinical research services include compound screening, efficacy analysis, drug target validations, mechanism of action research, and toxicity studies in multiple pharmaceutical areas.

The Company has concluded that each provision of its CRO services is a distinct and single performance obligation as the customer benefits from the services once they have the opportunity to question the findings and receive the final report which summarizes the research results. Management determined each promised good and service in the contract related to its CRO services should be bundled into a single performance obligation because even though the contract explicitly states individual promises such as consultation services combined with a range of tests that are carried out in order to conduct the preclinical research, the culmination of the individual promises is the CRO services which is a single performance obligation.

The amount the Company earns for its CRO services is typically a fixed fee per project. Revenue from the project is recognized at the point in time when the final report is delivered to the customer and thus the performance obligation is satisfied. At the time the final report is delivered: (a) the Company has the right to payment for the report, (b) the customer has legal title to the report, (c) physical transfer of the report has occurred and the customer has taken possession of the report, (d) the customer now has benefit and the risk of ownership of the report, and (e) the customer has accepted the report. Revenue collected in advance of delivery of the final report is classified as a contract liability on the consolidated balance sheet

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Collaborative Arrangements

The company accounts for transactions under collaborative arrangements under the same method as described above under ASC 606.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificates of deposits, commercial paper and U.S. government and U.S. government agency obligations. Cash equivalents are reported at fair value. As of September 30, 2021 and December 31, 2020 there were no cash equivalents.  Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2021 and December 31, 2020, the Company had $12,951,581 and $331,385 in excess of the FDIC insured limit, respectively.

Restricted Cash

The Company considers all cash held for specific reasons and not available for immediate, normal business use as restricted cash. As of September 30, 2021 and December 31, 2020 the Company had $5,000,000 and $0, respectively, classified as restricted cash. The Company incurred $15,000,000 of long-term debt via the Avenue Capital loan. The loan's maturity date is May 1, 2024 and carries a 10.99% interest rate. The Company has no principal payments due for the first 12 monthly periods, with the first payment due in June, 2022. As the restricted cash is currently held for the purpose of repayment of this long-term debt with no repayments due in the next 12 months, the cash is classified as a non-current asset.

Accounts Receivable

Accounts receivable are recorded net of an allowance for credit losses, which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the consolidated statements of operations. The Company assesses collectability by reviewing accounts receivable on an individual basis when the Company identifies specific customers with known disputes or collectability issues.  The Company assesses past due amounts by reviewing the payment terms of the contracts with the Company’s customers. In determining the amount of the allowance for credit losses, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company writes off uncollectable accounts receivable against the allowance based on facts and circumstances for specific customers when management determines that collectability is remote.  There is no allowance for doubtful account as of September 30, 2021 and December 31, 2020. During the nine months ended September 30, 2021 and 2020, the company did not write off any accounts receivable.

Goodwill

We test goodwill for impairment in our fourth quarter each year, or more frequently if indicators of an impairment exist, to determine whether it is more likely than not that the fair value of the reporting unit with goodwill is less than its carrying value. For reporting units for which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is considered not impaired and we are not required to perform the goodwill impairment test. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance, and other relevant events and factors affecting the fair value of the reporting unit. For reporting units for which this assessment concludes that it is more likely than not that the fair value is below the carrying value, goodwill is tested for impairment by determining the fair value of each reporting unit and comparing it to the carrying value of the net assets assigned to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired. If the carrying value of the reporting unit exceeds its fair value, we would record an impairment loss up to the difference between the carrying value and implied fair value.

Intangible Assets

The Company has two identified finite-lived intangible assets, its customer base and tradenames and trademarks. The customer base and tradenames have a useful life of 20 years and 3 years, respectively. The intangible assets are amortized on a straight-line basis over their useful lives.

The Company reviews all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. No impairment losses have been recorded in the nine months ended September 30, 2021 and 2020.

3. Merger with Old Cytocom

On July 27, 2021, the Company, formerly known as Cleveland BioLabs, Inc., Merger Sub, and Old Cytocom completed their previously announced merger transaction. The merger transaction was completed pursuant to the Merger Agreement, pursuant to which Merger Sub merged with and into Old Cytocom, with Old Cytocom continuing as a wholly owned subsidiary of the Company and the surviving corporation of the Merger. Immediately upon completion of the Merger, the former stockholders of Old Cytocom stockholders held a majority of the voting interest of the combined company.

Under the terms of the Merger, at the effective time of the Merger, the Company issued shares of its common stock to Old Cytocom stockholders (but excluding those Old Cytocom stockholders who had been holders of stock of ImQuest prior to merger between Old Cytocom and ImQuest in June 2021), at an exchange ratio of 0.3384 shares of common stock (the “Exchange Ratio”), in exchange for each share of Old Cytocom common stock outstanding immediately prior to the Merger. The Company also set aside a number of shares of its common stock for issuance to the Old Cytocom stockholders who had been holders of stock of ImQuest prior to merger between Old Cytocom and ImQuest in June 2021 (the “ImQuest Merger”), in accordance with the terms of the Merger Agreement, which shares were issued after the passage of 30 trading days following the Merger. Immediately following the closing of the Merger on July 27, 2021, the former Cleveland BioLabs, Inc. stockholders owned approximately 46% of the aggregate number of shares of common stock of the Company and the former Old Cytocom and former ImQuest stockholders owned approximately 54% of the shares of common stock of the Company.

At the effective time of the Merger, the Company also became party to a number of warrants that had been issued by Old Cytocom. At the time of the Company’s first draw under the Loan and Security Agreement, dated as of April 26, 2021, between Avenue Venture Opportunities Fund, L.P. (“Avenue”) and Old Cytocom, as supplemented by the Supplement to the Loan and Security Agreement, dated as of April 26, 2021, between Avenue and Old Cytocom (the “Avenue Facility”), which occurred July 30, 2021, the Company issued a warrant (the “Avenue Warrant”) to purchase an aggregate of 154,004 shares of the Company’s common stock at an exercise price of $0.01 per share. Avenue may exercise the Avenue Warrant at any time and from time to time until April 30, 2026. The terms of the Avenue Warrant provide that the exercise price of the Avenue Warrant, and the number of shares of Common Stock for which the Avenue Warrant may be exercised, are subject to adjustment to account for increases or decreases in the number of outstanding shares of Common Stock resulting from stock splits, reverse stock splits, consolidations, combinations and reclassifications.

In connection with the Company’s entry into the Amended and Restated Share Purchase Agreement, dated as of July 27, 2021, by and among GEM Global Yield LLC SCS, GEM Yield Bahamas Limited (such entities together, “GEM”) and the Company, as successor to Old Cytocom (the “GEM Agreement”), Old Cytocom issued a warrant (the “GEM Warrant”) to GEM. At the closing of the Merger, the GEM Warrant automatically became an obligation of the Company. The GEM Warrant is exercisable for an aggregate of 1,720,083 shares of Company common stock, or 4.99% of the Company’s outstanding stock as of immediately after the effective time of the Merger, at an exercise price of $5.01 per share. The exercise price will increase to $5.51 if on the one-year anniversary date of the effective time of the Merger, the warrant has not been exercised in full and the average closing price per share of the Company’s common stock for the 10 days preceding the anniversary date is less than 90% of the initial exercise price. GEM may exercise the GEM Warrant at any time and from time to time until July 28, 2024. The terms of the GEM Warrant provide that the exercise price of the GEM Warrant, and the number of shares of Common Stock for which the GEM Warrant may be exercised, are subject to adjustment to account for increases or decreases in the number of outstanding shares of Common Stock resulting from stock splits, reverse stock splits, consolidations, combinations and reclassifications. Additionally, the GEM Warrant contains weighted average anti-dilution provisions that provide that if the Company issues shares of common stock, or securities convertible into or exercisable or exchange for, shares of common stock at a price per share that is less than the volume-weighted average price of the common stock prior to that issuance, then the exercise price of the GEM Warrant will be proportionally reduced by application of a formula provided for in the GEM Warrant that takes into account such new issuance price in light of the number of shares issued and to be issued.

Immediately after the closing of the Merger, the Company issued warrants (the “2021 Warrants”) to the purchasers of Old Cytocom’s Series A-3 Preferred Stock and Series A-4 Preferred Stock, each of which were converted immediately prior to the closing of the Merger, exercisable for up to an aggregate of 952,000 shares of Company common stock. The 2021 Warrants are exercisable for an aggregate of 952,000 shares of Company common stock at an exercise price of $5.00 per share. The holders of the 2021 Warrants may exercise the 2021 Warrants at any time and from time to time until December 10, 2021. Upon exercise and payment of the applicable exercise price to the Company by a holder, the Company will issue to such holder (i) the underlying shares of Common Stock for which the exercise price is paid and (ii) a new warrant, in substantially the same form as the 2021 Warrants, that expires on December 10, 2022. The terms of the 2021 Warrants provide that the exercise price of the 2021 Warrants, and the number of shares of Common Stock for which the 2021 Warrants may be exercised, are subject to adjustment to account for increases or decreases in the number of outstanding shares of Common Stock resulting from stock splits, reverse stock splits, consolidations, combinations and reclassifications.

The Company’s management has evaluated all the terms of the warrant agreements and determined that the warrants shall be accounted for as equity instruments as no conditions exist under ASC 480 to account for these as liabilities.

All Old Cytocom vested restricted stock units outstanding prior to the effective time of the Merger were exchanged for shares of the Company’s common stock in accordance with the Exchange Ratio. Each unvested Old Cytocom restricted stock unit was converted into a number of restricted stock units of the Company, as determined in accordance with the exchange ratio formula described above. The terms (including, without limitation, the vesting terms) of each such substitute restricted stock unit are substantially equivalent to those of the Old Cytocom restricted stock unit being replaced.

Cleveland BioLabs, Inc. equity awards issued and outstanding at the time of the Merger remained issued and outstanding and were not impacted by the Merger. As of July 27, 2021, Cleveland BioLabs, Inc. had outstanding stock options to purchase 45,706 shares of common stock, of which stock options to purchase 45,706 shares were vested and exercisable at a weighted average exercise price of $14.46 per share.

Allocation of Purchase Consideration

Pursuant to business combination accounting, the Company applied the acquisition method, which requires the assets acquired and liabilities assumed be recorded at fair value with limited exceptions.

The purchase price for Cleveland BioLabs, Inc. on July 27, 2021, the closing date of the Merger, was as follows:

	July 27, 2021
Number of shares of the combined company owned by Cleveland BioLabs, Inc. stockholders	15,478,945	(1)
Multiplied by the price per share of Cleveland BioLabs, Inc. common stock	$4.99	(2)
Total purchase price	$77,239,936

1.

Represents the number of shares of common stock of the combined company that Cleveland BioLabs, Inc. stockholders owned as of the closing of the Merger pursuant to the Merger Agreement. This amount is calculated as 15,478,945 shares of Cleveland BioLabs, Inc. common stock outstanding as of July 27, 2021.

2.	The fair value of Cleveland BioLabs, Inc. common stock used in determining the purchase price was $4.99.

Under the acquisition method of accounting, the total purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed of Cleveland BioLabs, Inc. on the basis of their estimated fair values as of the transaction closing date on July 27, 2021.

The following table summarizes the allocation of the purchase consideration to the assets acquired and liabilities assumed based on their fair values as of July 27, 2021:

July 27, 2021
Tangible Assets Acquired
Cash and cash equivalents	$13,116,460
Other receivables	25,142
Other current assets	44,507
Fixed assets - net	4,954
Panacela (67.57% ownership)	178,388
Total Tangible Assets	13,369,451

Assumed Liabilities
Accounts payable	(426,570)
Accrued expenses	(41,755)
Total Liabilities	(468,325)
Net Tangible Assets/Liabilities	12,901,126
Intangible Assets Acquired
In-process R&D	-
Total Intangible Assets Acquired	-
Goodwill	64,338,810
Total Net Assets Acquired	$77,239,936

The Company believes that the historical values of Cleveland BioLabs, Inc.’s current assets and current liabilities approximate fair value based on the short-term nature of such items. The final allocation of the purchase price is dependent on the finalization of the valuation of the fair value of assets acquired and liabilities assumed and may differ from the amounts included in these financial statements. The Company expects to complete the final allocation as soon as practical but no later than one year from the acquisition date.

The Accumulated Cost Method was used to value the Intellectual Property/Technology (in–process research & development) intangible assets based on historical costs.

Goodwill

The excess of the purchase price over the assets acquired and liabilities assumed represents goodwill. The goodwill is primarily attributable to the synergies expected to arise after the acquisition and is not expected to be deductible for tax purposes.

Transaction Costs

Transaction costs associated with the Merger of approximately $0.8 million and $0.3 million are included in general and administrative expense for nine-months ended September 30, 2021 and twelve-months ended December 31, 2021, respectively.

Pro Forma Results in connection with the Merger

The Company’s operating results include $0.2 million of operating expenses attributable to the former Cleveland BioLabs, Inc. business activities for the period of July 27, 2021 to September 30, 2021.

The unaudited financial information in the following table summarizes the combined results of operations of the Company and Cleveland BioLabs, Inc., on a pro forma basis, as if the Merger occurred at the beginning of the periods presented.

	Nine Months Ended September 30,
	2020	2021
Revenue	$2,214,344	$1,665,992
Net loss	$(9,501,191)	$(24,612,658)

The above unaudited pro forma information was determined based on historical GAAP results of Old Cytocom, ImQuest and Cleveland BioLabs, Inc. The unaudited pro forma combined results do not necessarily reflect what the Company’s combined results of operations would have been, if the acquisition was completed on January 1, 2020. The unaudited pro forma combined net loss includes pro forma adjustments primarily related to the following non-recurring items directly attributable to the business combinations:

•	Combined transaction costs of $0.97 million for the nine-months ended September 30, 2021. $0.9 million of costs were incurred in 2020.

4. Other Current Assets

Other current assets consist of the following:

	September 30, 2021	December 31, 2020
Vendor escrow	$300,000	-
Deferred debt issuance costs	677,488	-
Security deposits	33,577	-
Other current assets	34,267	2,547
	$1,045,332	$2,547

5. Prepaid Expenses

Prepaid expenses consist of the following:

	September 30, 2021	December 31, 2020
Insurance	$722,825	-
Dues and subscriptions	468,804	-
Clinical research costs	1,566,753	-
Consultants and contractors	330,090	-
	$2,688,472	$-

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September, 2021	December 31, 2020
Accounts payable	$3,188,759	$1,134,893
Accrued warrant liability	945,736	-
Accrued payroll	135,075	217,319
Accrued interest and fees	921,527	647,393
Accrued legal settlement fee	275,000	-
Other accrued expenses	462,708	688,242
	$5,928,805	$2,687,847

7. Notes Payable and Advances from Related Party

Notes payable consist of the following:

	September 30, 2021	December 31, 2020
Short-term portion of Avenue Ventures note payable	$2,083,333	$-
Short-term notes payable	800,000	1,902,237
	$2,883,333	$1,902,237

As of September 30, 2021 and December 31, 2020, Statera had accrued $921,527 and $647,393, respectively, in unpaid interest on notes payable.  Included in this amount $870,332 was unpaid accrued interest related to the Decathlon note. During the nine months ended September 30, 2021, Statera made payments against previously unpaid interest in the amount of $906,212. The full settlement of the remaining principal amount of $800,000 and remaining unpaid accrued interest balance of $870,332 will take place when the Company issues shares in accordance with the payoff and release of security agreement between Decathlon and the Company dated September 16, 2021.

Advances from related party consist of the following:

	September 30, 2021	December 31, 2020
Advance from Noreen Griffin	$200,000	$-
	$200,000	$-

Refer to Note 16 for further information regarding the advance received from Noreen Griffin.

8. Long-term debt

Long-term debt consists of the following:

	September 30, 2021	December 31, 2020
Long-term portion of Avenue Ventures note payable	$12,916,667	$-
	$12,916,667	$-

9. Leases

The Company’s leases do not provide an implicit rate that can be readily determined. Therefore, the Company uses discount rates based on the incremental borrowing rate of its current external debt of 3%, 10%, and 17%, depending on the entity and timing of the lease implementation.

The Company’s weighted-average remaining lease term relating to its operating leases is 5.22 years, with a weighted-average discount rate of the 13.13%.

The Company incurred lease expense for its operating leases of $103,959 and $3,347, which was included in general and administrative expenses in the condensed consolidated statements of operation for the periods ended September 2021 and 2020, respectively. During the nine months ended September 30, 2021 and 2020, the Company made cash lease payments in the amount of $82,487 and $3,256, respectively.

The following table presents information about the future maturity of the lease liability under the Company’s operating leases as of September 30, 2021.

Maturity of Lease Liability	Total
2021	$72,796
2022	299,888
2023	260,600
2024	165,375
2025	173,644
Thereafter	405,930
Total undiscounted lease payments	1,378,233
Less: Imputed interest	442,528
Present value of lease liabilities	$935,705
Remaining lease term (years)	5.14

10. Equipment

Equipment, net as of September 30, 2021 and December 31, 2020, consists of the following:

	September 30, 2021	December 31, 2020
Computer equipment	$78,322	$9,637
Furniture and Fixtures	45,987	-
Laboratory Equipment	34,393	-
Accumulated depreciation	(39,569)	(947)
Net carrying value	$119,133	$8,690

During the nine months ended September 30, 2021 and 2020, the Company recorded total depreciation expense of $8,309 and $0, respectively.

11. Business Combination – ImQuest Acquisition

On June 24, 2021, Old Cytocom closed its acquisition and gained control of ImQuest Life Sciences and its subsidiaries (“ImQuest”). Old Cytocom acquired a 100% interest in ImQuest, which will therefore be a wholly owned subsidiary. As of June 30, 2021, consideration had not yet been paid to ImQuest for the purchase, and as such was reflected as a liability under the preferred stock payable line item on the Old Cytocom consolidated balance sheet.

At close, as consideration for the acquisition Old Cytocom was required to issue up to a maximum of 3 million shares of Old Cytocom Series A preferred stock, in accordance with the Agreement and Plan of Merger dated July 17, 2020. The value of the stock to be issued was not to exceed $12,000,000. As such, the Company issued 3,282,089 shares of common stock on September 30, 2021 as consideration for the ImQuest acquisition.  The number of shares issued was based on the 30-day volume weighted average price of $3.656 and the value of the shares issued was $12,000,000.

The Company recorded Goodwill in the amount of $12,633,858 as a result of the acquisition. As of September 30, 2021 management does not note any indicators of potential impairment as of September 30, 2021 as there were no material changes in the acquired business since acquisition and there was no deterioration in the business and no key employees left or plan to leave. The Company plans to quantitatively test the Goodwill for impairment prior to its fiscal year end at December 31, 2021. The purchase price allocation accounting for the acquisition is preliminary, as the Company is still undergoing fair value studies. Any purchase price accounting may be adjusted in future accounting periods once consideration is paid and actual amounts are known.

12. Intangible assets

Intangible assets, net as of September 30, 2021 and December 31, 2020, consists of the following:

	September 30, 2021	December 31, 2020
Customer base	$1,575,000	$-
Trade-names/marks	134,300	-
Accumulated amortization	(134,022)	-
Net carrying value	$1,575,278	$-

The purchase price allocation accounting for the Imquest acquisition is preliminary, as the Company is still undergoing fair value studies. Any purchase price accounting may be adjusted in future accounting periods once consideration is paid and actual amounts are known.

During the nine months ended September 30, 2021 and 2020, the Company recorded total amortization expense of $134,022 and $0, respectively.

13. Fair Value of Financial Instruments

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

There were no assets and liabilities measured at fair value as of December 31, 2020.  As of September 30, 2021, the following items were measured at fair value:

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$—	$—	$—	$—
Short-term investments	—	233,642	—	233,642
Total assets	$—	$233,642	$—	$233,642
Liabilities:
Accrued warrant liability	$—	$—	$(945,736)	$(945,736)

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 fair value measurements for the periods indicated:

	Three Months Ended	Three Months Ended
	September 30, 2021	September 30, 2020
	Accrued Warrant Liability	Accrued Warrant Liability
Beginning Balance	$(945,736)	$-
Total (gains) or losses, realized and unrealized, included in earnings (1)	—	—
Issuances	—	—
Settlements	—	—
Ending Balance	$(945,736)	$-

(1) Unrealized gains or losses related to the accrued warrant liability were included as change in value of accrued warrant liability. There were no realized gains or losses for the three and nine months ended September 30, 2021 and 2020.

The accrued warrant liability of $0.95 million represented on the Company’s balance sheet for the period ending September 30, 2021 are amounts due to satisfy cash payments in accordance with change in control provisions specified in warrant agreements with the placement agent.  The Company has received notice of intent to receive cash payment by the placement agent in accordance with the change in control provision.  The Company believes the cash payment due to satisfy the 2020 warrant agreements are approximately $0.45 million and the cash payment due to satisfy the 2021 warrant agreements are approximately $0.5 million.  While the amount paid may differ from the accrual the Company believes the accrual fairly represents the amounts due to the placement agent.

As of September 30, 2021 and December 31, 2020, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.

The carrying amounts of the Company’s short-term financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short maturities.

14. Stockholders’ Equity

On  February 19, 2021, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") for the sale of 2,000,000 shares (the "Registered Direct Shares") of common stock at a purchase price of $7.00 per share, in a registered direct offering. The closing of the sale of the Registered Direct Shares under the Purchase Agreement occurred on February 23, 2021. The gross proceeds to the Company from the transaction were $14 million, before deducting the placement agent’s fees and other estimated offering expenses. Under the Company’s engagement letter with H.C. Wainwright & Co., LLC ("Wainwright"), pursuant to which Wainwright agreed to serve as exclusive placement agent for the issuance and sale of the Registered Direct Shares, the Company also issued to designees of Wainwright warrants to purchase up to 150,000 shares of Common Stock (the "Placement Agent Warrants"). Subject to certain ownership limitations, the Placement Agent Warrants are immediately exercisable at a price of $8.75 per share of Common Stock, subject to customary adjustments as provided under the terms of the Placement Agent Warrants. The Placement Agent Warrants are exercisable for five years from the commencement of sales of the shares being offered.

Following the closing of the Merger, Wainwright notified the Company of its election to cause the Company to repurchase the Placement Agent Warrants, as well as another series of warrants issued to Wainwright in 2020, for an amount of cash equal to the Black Scholes Value, as determined under the terms of the Placement Agent Warrants. The Company is in discussions with Wainwright about Wainwright’s purported exercise of the repurchase right.

The Company has granted options to employees and Board members to purchase shares of common stock. The following is a summary of option award activity during the nine months ended September 30, 2021:

	Total Stock Options Outstanding	Weighted Average Exercise Price per Share
December 31, 2020	76,064	$27.35
Granted	—	—
Vested	—	—
Forfeited, Canceled	(30,596)	46.77
September 30, 2021	45,468	$14.28

The following is a summary of outstanding stock options as of September 30, 2021:

	As of September 30, 2021
	Stock Options Outstanding	Vested Stock Options
Quantity	45,468	45,468
Weighted Average Exercise Price	$14.28	$14.28
Weighted Average Remaining Contractual Term (in Years)	2.76	2.76
Intrinsic Value	$—	$—

For the nine months ended September 30, 2021 and 2020, the Company granted no stock options.

As of September 30, 2021, there was no total compensation cost not yet recognized related to unvested stock options.

As of September 30, 2021, there are 1,387,368 restricted stock units outstanding to employees from the old Cytocom plan.

15. Warrants

In connection with previous sales of the Company’s common stock and the issuance of debt instruments, warrants were issued which presently have exercise prices ranging from $0.01 to $8.75. The warrants expire between one and seven years from the date of grant, and are subject to the terms applicable in each agreement.  These terms include for certain warrants the right to receive cash settlement upon the occurrence of a fundamental transaction.  The Merger meets the definition of a fundamental transaction per the terms of these warrant agreements. The Company’s management has evaluated all the terms of the warrant agreements and determined that the warrants shall be accounted for as equity instruments as no conditions exist under ASC 480 to account for these as liabilities with the exception of those warrants identified in Note 12.

The following table summarizes the outstanding warrant activity during the nine months ended September 30, 2021:

	Number of Warrants	Weighted Average Exercise Price
December 31, 2020	371,340	$7.28
Granted	3,022,340	4.94
Exercised	(92,883)	2.03
Forfeited, Canceled	(128,938)	16.63
September 30, 2021	3,171,859	$4.82

Of the 3,171,859 warrants outstanding as of September 30, 2021, 154,004 were issued in connection with Avenue Capital debt with an exercise price of $0.01, 1,720,083 were issued in connection with the GEM agreement, with an exercise price of $5.01, 902,000 were issued in connection with old Cytocom preferred shares with a weighted average exercise price of $5.23, and 96,263 were issued to Bridgeway Capital under old Cytocom with a weighted average exercise price of $2.94. The remaining 299,519 outstanding warrants were issued to various holders with a weighted average exercise price of $5.62.

16. Significant Alliances and Related Parties

Roswell Park Cancer Institute

The Company has entered into several agreements with Roswell Park Cancer Institute ("RPCI"), including: various sponsored research agreements, an exclusive license agreement and clinical trial agreements for the conduct of the Phase 1 entolimod oncology study and the Phase 1 Curaxin CBL0137 ("Curaxin") intravenous administration study. Additionally, the Company’s Global Head of R&D, Dr. Andrei Gudkov, is the Senior Vice President of Research Technology and Innovation at RPCI. The Company incurred $0 and $0 and $0 and $1,197 in research and development expense to RPCI for the three and nine months ended September 30, 2021 and 2020, respectively.

The Cleveland Clinic

The Company has entered into an exclusive license agreement with The Cleveland Clinic pursuant to which the Company was granted an exclusive license to The Cleveland Clinic’s research base underlying entolimod's therapeutic platform and certain product candidates licensed to Panacela. The Company has the primary responsibility to fund all newly developed patents. However, The Cleveland Clinic retains ownership of those patents covered by the agreement. The Company also agreed to use commercially diligent efforts to bring one or more products to market as soon as practical, consistent with sound and reasonable business practices and judgments. On August 6, 2018, the Company sublicensed the intellectual property underlying entolimod's composition that the Company licenses from The Cleveland Clinic to GPI. There were no milestone or royalty payments paid to The Cleveland Clinic during the nine months ended September 30, 2021 and 2020.  The Company incurred no research and development expense to The Cleveland Clinic during the nine months ended September 30, 2021 and 2020.

Buffalo BioLabs and Incuron

Our Global Head of Research and Development, Dr. Andrei Gudkov, has business relationships with Buffalo BioLabs, LLC ("BBL"), where Dr. Gudkov was a founder and currently serves as its uncompensated Principal Scientific Advisor. The Company recognized no research and development expense to BBL for the three and nine months ended September 30, 2021 and 2020. The Company also recognized no sublease and other income from BBL for the three and nine months ended September 30, 2021 and September 30, 2020. Pursuant to our real estate sublease and equipment lease with BBL, the Company had gross accounts receivables of $0 and $6,285, and net accounts receivables of $0 and $0 from BBL at September 30, 2021 and 2020, respectively.

Dr. Gudkov is also an uncompensated member of the board of directors for Incuron. Pursuant to master service and development agreements we have with Incuron, the Company performs various research, business development, clinical advisory, and management services for Incuron. The Company recognized revenue of $0 and $0 and $0 and $49,357 for the three and nine months ended September 30, 2021 and 2020, respectively. In addition, the Company recognized no sublease and other income from Incuron for the three and nine months ended September 30, 2021 and 2020, respectively. Pursuant to these agreements, the Company had gross accounts receivables of $0 and $130,000, and net accounts receivables of $0 and $130,000 from Incuron at September 30, 2021 and 2020, respectively.

Genome Protection

GPI incurred $13,440 and $40,320 and $13,440 and $40,320 in consultant expenses with members of the Company's Board of Directors and management team during the three and nine months ended September 30, 2021 and 2020, respectively.

Noreen Griffin

Noreen Griffin served as Chief Executive Officer of Old Cytocom from the date of its incorporation until June 30, 2020, and as President of Old Cytocom from April 1, 2020 until September 30, 2020. As of September 30, 2021, Ms. Griffin also owned directly 1.0% of Statera’s common stock (1.2% as of June 30, 2020).

In April, 2021 the Company received an advance from Ms. Griffin in the amount of $200,000, which is outstanding as of September 30, 2021 and is classified as "advances from related party" on the Company’s consolidated balance sheet.

17. Commitments and Contingencies

On March 19, 2021, a putative class action complaint, captioned Litwin v. Cleveland BioLabs, Inc. et al., Case 2021-0242, was filed in the Delaware Court of Chancery in connection with the Merger (the “Litwin Action”). The Litwin Action names as defendants Cleveland BioLabs, each director on the Cleveland BioLabs board of directors, and the Vice President of Finance of Cleveland BioLabs. The complaint in the Litwin Action alleges that Defendants omitted and/or provided misleading information in the registration statement on Form S-4 filed with the SEC in connection with the Merger, of which this proxy statement/prospectus forms a part, in breach of their fiduciary duties. The Litwin Action seeks, among other things, an injunction preventing the closing of the Merger, rescission of the merger if it is consummated, the dissemination by Cleveland BioLabs of a revised registration statement on Form S-4 and an award of plaintiffs’ attorneys’ and experts’ fees. Plaintiff in the Litwin Action has filed a motion for expedited proceedings, which Defendants have opposed. Plaintiff’s motion for expedited proceedings was granted in part and denied in part by the court on April 30, 2021. Defendants have also filed a motion to dismiss the Litwin Action. On July 7, 2021, Plaintiff filed a stipulation and proposed order voluntarily dismissing the case but reserving the right to seek attorneys’ fees. On July 8, 2021, the Delaware Court of Chancery entered an order dismissing the case but reserving jurisdiction to determine whether to award Plaintiff’s counsel any fees, should Plaintiff’s counsel file a motion for such.

As of the balance sheet date management believes that it is probable that a settlement will be reached. Management estimates the likely settlement amount to be $275,000, therefore we have accrued this amount in accounts payable and accrued expenses.

18. Subsequent Events

Management evaluated all events or transactions that occurred after September 30, 2021 through the date the financial statements were filed.

On November 9, 2021, at the Company’s annual meeting of stockholders, among other routine matters, the Company’s stockholders voted to amend the Plan to increase the number of shares of Common Stock authorized to be issued by 3,000,000 shares, remove the limit on the maximum number of shares covered by an award that may be issued in any calendar year to any single recipient and to make certain modifications to reflect the Company’s name change.

On November 9, 2021, and pursuant to a release dated November 8, 2021, the Company remitted cash payment of $2.1 million to a purchaser of Old Cytocom securities to satisfy obligations pursuant to a preferred stock subscription agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations and other portions of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding our future financial position, business strategy, new products, budgets, liquidity, cash flows, projected costs, regulatory approvals, or the impact of any laws or regulations applicable to us and plans and objectives of management for future operations are forward-looking statements. The words "anticipate," "believe," "continue," "should," "estimate," "expect," "intend," "may," "plan," "project," "will," and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed here for various reasons. We discuss many of these risks in Item 1A under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020. Factors that may cause such differences include, but are not limited to, the substantial doubt expressed about our ability to continue as a going concern, the outcome of any legal proceedings that have been or may be instituted against the Company related to the merger agreement or the Merger; unexpected costs, charges or expenses resulting from the Merger; our need for additional financing to meet our business objectives; our history of operating losses; our ability to successfully develop, obtain regulatory approval for, and commercialize our products in a timely manner; our plans to research, develop and commercialize our product candidates; our ability to attract collaborators with development, regulatory and commercialization expertise; our plans and expectations with respect to future clinical trials and commercial scale-up activities; our reliance on third-party manufacturers of our product candidates; the size and growth potential of the markets for our product candidates, and our ability to serve those markets; the rate and degree of market acceptance of our product candidates; regulatory requirements and developments in the United States, the European Union and foreign countries; the performance of our third-party suppliers and manufacturers; the success of competing therapies that are or may become available; our ability to attract and retain key scientific or management personnel; our historical reliance on government funding for a significant portion of our operating costs and expenses; government contracting processes and requirements; the exercise of significant influence over our company by our largest individual stockholder; the impact of the novel coronavirus ("COVID-19") pandemic on our business, operations and clinical development; the geopolitical relationship between the United States and the Russian Federation as well as general business, legal, financial and other conditions within the Russian Federation; our ability to obtain and maintain intellectual property protection for our product candidates; our potential vulnerability to cybersecurity breaches; and other factors discussed below and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Company is developing therapies designed to directly elicit within patients a robust and durable response of antigen-specific killer T-cells and antibodies, thereby activating essential immune defenses against autoimmune, inflammatory, infectious diseases, and cancers. Statera has clinical or preclinical programs for Crohn’s disease (STAT-201), hematology (Entolimod), pancreatic cancer (STAT-401) and COVID-19 (STAT-205).

In the next 12 months, the Company expects to initiate several clinical trials, including a pivotal Phase 3 trial for its lead drug candidate, STAT-201, in pediatric Crohn’s disease, as well as studies of STAT-205 in ‘long haul’ COVID-19, STAT-401 in pancreatic cancer, and the TLR5 agonist entolimod as a treatment for anemia and neutropenia in cancer patients.

Recent Developments

La Jolla Institute for Immunology

On August 1, 2021, the Company entered into a collaboration agreement to fund research and laboratory facilities at the La Jolla Institute for Immunology (LJI), a not-for-profit academic institution and a world leader in immunology research. The agreement is directed to research that will support the development of potential new immune-modulating agents targeting toll-like receptors for the treatment of cancer, infectious, autoimmune and chronic inflammatory diseases. The research will harness Statera’s proprietary drug discovery and development platform technology.

Under the terms of the research agreement, the La Jolla Institute may select up to four laboratories to participate in research. Statera will provide research funding to these laboratories for projects of mutual interest or for research projects commissioned by Statera that explore immune modulation and the action of therapeutics on target toll-like receptors. Toll-like receptors are central to an immune response, connecting innate and adaptive immune compartments, and thus key to fighting disease as well as restoring immune homeostasis. In addition to the research funding for the selected projects, Statera will pay to the La Jolla Institute $350,000 per year for each selected laboratory, for a total annual discretionary funding contribution of up to $1.4 million, in addition to the research funding itself. Statera will also provide researchers at the La Jolla Institute with samples and materials. In return, Statera will have a first option to negotiate a license to new discoveries by the La Jolla Institute that arise from the research projects of common interest funded by Statera, however Statera will own any new discoveries that arise from research projects of interest to Statera that have been commissioned to the La Jolla Institute as “work for hire.”

Change in the Company’s Certifying Accountant

On September 28, 2021, the Audit Committee of the Board of Directors of the Company approved the engagement of Turner, Stone & Company, LLP (“Turner Stone”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2021, subject to completion of Turner Stone’s standard client acceptance process and execution of an engagement letter, and dismissed Meaden & Moore (“M&M”) as the Company’s independent registered public accounting firm.

The report of M&M on the Company’s consolidated financial statements for the fiscal years ended December 31, 2020 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. M&M's report on the Company's consolidated financial statements for the fiscal year ended December 31, 2019 did not contain an adverse opinion or a disclaimer of opinion but contained a modified opinion, as it included an explanatory paragraph describing the net capital deficiency that raised substantial doubt about its ability to continue as a going concern.

During the years ended December 31, 2020 and 2019 and the subsequent interim period through September 28, 2021: (i) the Company had no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with M&M on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to M&M’s satisfaction, would have caused M&M to make reference thereto in its reports on the Company’s financial statements for such years, and (ii) there were no “reportable events,” as that term is defined in Item 304(a)(1)(v) of Regulation S-K, other than with respect to the Company’s previously reported determination that as of December 31, 2019, the Company’s internal control over financial reporting was not effective.

During the years ended December 31, 2020 and 2019 and the subsequent interim period through September 28, 2021, neither the Company, nor anyone acting on the Company’s behalf, consulted Turner Stone regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Turner Stone concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions or a “reportable event” described in Item 304(a)(1)(v) of Regulation S-K.

COVID-19 Pandemic

The COVID-19 pandemic has continued to affect most countries around the world, including the United States, where a national emergency was declared in 2020. The continued spread of COVID-19 in the United States and worldwide, as well as the government-ordered shutdowns and shelter-in-place orders imposed to counter the pandemic, led to severe disruptions to the global economy, especially for the year ended December 31, 2020. In this connection, on March 20, 2020, the Governor of New York announced that 100% of the workforce of all businesses, excluding essential services, must stay home. During the effectiveness of this order, we implemented a work-from-home policy for all employees based in our Buffalo, New York, which was then our headquarters office.  Under new applicable New York state orders, our offices may be occupied at their normal capacity if other safety precautions are taken; however, very few of our employees have returned to the office. None of our other offices, including our new headquarters in Ft. Collins, Colorado, has been required to shut down due to COVID-19.

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

Business After the Merger

We are a clinical-stage company and we have generated insignificant revenue from product sales to date. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since inception, we have incurred significant operating losses. For the three months ended September 30, 2021 and 2020, we incurred net losses of $12.7 million and $5.7 million, respectively. As of September 30, 2021, we had an accumulated deficit of $52.3 million.

We expect to incur significant expenses and operating losses for the foreseeable future as we advance our lead candidates through clinical trials, progress our pipeline candidates from discovery through pre-clinical development, and seek regulatory approval and pursue commercialization of our candidates. In addition, if we obtain regulatory approval for any of our candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional technology to augment or enable development of future candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that Old Cytocom, our predecessor for accounting purposes, did not incur as a private company prior to the Merger.

As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity and debt financings or other sources, which may include collaborations with third parties. We do not expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements beyond the first quarter of 2022.

Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

Revenue

The Company generates revenue from (i) its Clinical Research Organization services (“CRO services”) provided by its ImQuest subsidiary, and (ii) grant awards from the National Institutes of Health for multiple studies in research.  We have no products approved for sale. Other than the sources of revenue described above, we do not expect to receive any revenue from any candidates that we develop until we obtain regulatory approval and commercializes such products, or until we potentially enter into collaborative agreements with third parties for the development and commercialization of such candidates.

At the inception of a contract for CRO services, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

There is no explicit guidance within ASC 606 to account for grant revenue, and since the Company is a for-profit entity, it must look to other Financial Accounting Standards Board guidance in order to account for funds received from grants. The Company has determined it is appropriate to apply ASC 450 - Contingencies.

Under ASC 450, the recognition of a gain contingency occurs at the earlier of when the gain has been realized or the gain is realizable. The gain is realized when the Company performs the research under the grant and submits the expense reimbursements to the NIH and is approved under the terms of the grant the funds are then received. The Company determined ASC 450 is appropriate because the realization of the gain is contingent on whether the Company meets the performance requirement. Once the Company performs the research, submits the financial report for approval, and the cash disbursement occurs, the contingency is thus resolved, and the recognition of grant revenue is realized.

Research and Development Expenses

Research and development ("R&D") costs are expensed as incurred. Advance payments are deferred and expensed as performance occurs. R&D costs include the cost of our personnel (which consists of salaries, benefits and incentive and stock-based compensation), out-of-pocket pre-clinical and clinical trial costs usually associated with contract research organizations, drug product manufacturing and formulation, and a pro-rata share of facilities expense and other overhead items.

Advertising and Marketing Costs

Advertising costs are expensed as incurred and included in operating expenses on the statements of operations. The Company incurred advertising and marketing expense for the nine months ended September 30, 2021 and 2020 of $26,037 and $0, respectively, and for the three months ended September 30, 2021 and 2020 of $23,242 and $0, respectively.

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

Critical Accounting Estimates

The condensed consolidated financial statements include estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations. These significant accounting estimates include the inputs to level 3 valuation techniques for valuing the identified intangible assets in the ImQuest acquisition, valuation allowances associated with deferred tax assets, and revenue recognition in accordance with ASC 606.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Revenue

Revenue increased from $0 for the three months ended September 30, 2020 to $236,519 for the three months ended September 30, 2021. This increase is due entirely to the revenues recorded after July 1, 2021 from sales of CRO services by ImQuest BioSciences. There were no CRO services revenues in the corresponding period of 2020, as the merger with ImQuest only took place in June 2021. No revenues were generated from awards from the National Institutes of Health for studies in research in the three months ended September 30, 2021 or 2020.

Cost of Revenues

Cost of revenue increased from $0 for the three months ended September 30, 2020 to $115,927 for the three months ended September 30, 2021. This increase is due entirely to the cost of revenues recorded after July 1, 2021 from sales to CROs by ImQuest BioSciences.  There were no cost of revenues in the corresponding period of 2020, as the ImQuest Merger only took place in June 2021.

Research and Development Expenses

R&D expenses decreased from $4.38 million for the three months ended September 30, 2020 to $3.43 million for the three months ended September 30, 2021, representing a decrease of $0.95 million, or 21.6%. Variances are noted in the table below. The net decrease is primarily attributable to one-time patent expenses totaling $3.8 million incurred for the three months ended September 30, 2020 related to the transfer of intellectual property to the Company by Immune Therapeutics, Inc., Old Cytocom’s former parent company, ($(0.1) million for the three months ended September 30, 2021), offset by increased spending on R&D programs for the three months ended September 30, 2021 ($3.4 million), compared to $0.5 million for the three months ended September 30, 2020.

	Three Months Ended September 30,
	2021	2020	Variance
STAT-201: Crohn's disease	$1,642,041	$34,415	$1,607,626
STAT-205: Acute and post-acute Covid-19	419,596	379,872	39,724
STAT-401: Pancreatic cancer	384,025	—	384,025
STAT-601: Entolimod for acute radiation	49,022	—	49,022
Other expenses	940,293	3,969,037	(3,028,744)
Total research & development expenses	$3,434,977	$4,383,325	$(948,348)

General and Administrative Expenses

G&A expenses increased from $1.8 million for the three months ended September 30, 2020 to $6.3 million for the three months ended September 30, 2021, representing an increase of $4.5 million or 252.8%.  Variances are noted in the table and discussed below.

	Three Months Ended September 30,
	2021	2020	Variance
Payroll (including benefits)	$3,632,142	$1,079,978	$2,552,164
Stock listing expenses	835,145	223,808	611,337
Professional fees	554,159	366,940	187,219
Consultants and contractors	427,551	43,667	383,884
Insurance	149,267	13,403	135,864
Travel	51,483	36,687	14,796
Other G&A expenses	656,577	22,850	633,727
Total general & administrative expenses	$6,306,323	$1,787,333	$4,518,990

Payroll (including benefits) incudes salaries, health benefits and related payroll costs.  The increase in payroll expense was primarily attributable to the increase in the number of employees whose costs are accounted for as G&A expenses, plus an additional cost of $1,923,565 for stock-based compensation incurred in the third quarter of 2021 over the comparative cost in the same period in 2020.  Employee headcount for G&A purposes at September 30, 2020 and 2021 was 13 and 22, respectively.  Growth in headcount for G&A purposes between 2020 and 2021 reflects (i) the addition of four employees in 2021 as result of the Merger and the ImQuest Merger, and (ii) the addition of seven new employees in total, several of whom were hired in senior executive roles to complete the Company’s leadership team plus the addition of staff in finance, human resources, information technology and investor relations, offset by the transfer of two employees to R&D.

Stock listing expenses are made up of fees paid to maintain the listing of the Company’s common stock on The NASDAQ ($141,865 and $0 for the three months ended September 30, 2021 and 2020, respectively), the costs of an investor relations program using outside consultants and databases ($182,617 and $42,307 for the three months ended September 30, 2021 and 2020, respectively), costs incurred with advisors to raise new debt and equity required by the Company ($487,500 and $179,650 for the three months ended September 30, 2021 and 2020, respectively), and the costs charged by stock transfer agents to maintain the Company’s share registers ($23,162 and $1,850 for the three months ended September 30, 2021 and 2020, respectively).

Professional fees comprise fees paid for services to lawyers (other than lawyers who are engaged for services related to R&D), accountants, and the Company’s firm of auditors.  Fees paid to lawyers in the three months ended September 30, 2021 and 2020 totaled $420,704 and $344,440, respectively.  The higher in fees 2021 arose primarily from costs to close the Merger and the ImQuest Merger, and legal fees incurred in 2021 to defend lawsuits related to the Merger.

Fees paid to accountants in the three months ended September 30, 2021 and 2020 totaled $92,055 and $22,500, respectively.  The higher in fees 2021 arose primarily from the use of outside accounting consultants to assist with the compilation of reports and filings required under securities laws to complete the Merger and the ImQuest Merger.

Fees paid to the audit firms engaged by the Company in the three months ended September 30, 2021 and 2020 totaled $41,400 and $0, respectively.  The audit services were required filings required under securities laws to complete the Merger and the ImQuest Merger.  Audit services only commenced in the fourth quarter of 2020.

Consultants and contractors are individuals and firms hired by the Company to provide certain investment banking and advisory services, to assist the Company with the implementation of a new enterprise resource planning (“ERP”) system, to provide valuation reports required to complete the accounting for the Merger and to assist with other general matters.  Fees paid to consultants and contractors in the three months ended September 30, 2021 and 2020 totaled $427,551 and $43,667, respectively.  The increase was attributable primarily to services required to complete the Merger in 2021.

Insurance expenses comprise fees and premiums paid to insurance companies from which the Company purchased policies to protect against loss or damage to its assets and intellectual property, to protect itself against claims for damage caused to third parties by its clinical trials or products used in trials or sold to customers, coverage for workers’ compensation payable for injuries suffered by its employees, and losses incurred by its directors and officers in certain circumstances in the performance of their duties.  Insurance premiums and costs in the three months ended September 30, 2021 and 2020 totaled $149,267 and $13,403, respectively.  The increase was attributable primarily to additional insurance added in 2021 to protect the Company against claims for damage caused to third parties by its clinical trials or products used in trials or sold to customers, and losses incurred by its directors and officers in certain circumstances in the performance of their duties.

Travel. The Company maintains offices in a number of locations in the United States.  As a result of the Merger, new offices were added in 2021 in Colorado, California, Maryland, and New York, requiring an increase in travel between locations.   Travel expenses increased accordingly between the three months ended September 30, 2020 and 2021 from $36,687 to $51,483, respectively.

Other G&A expenses comprise costs to operate and lease office space, non-capital expenditures incurred for office furniture and equipment, telecommunication and internet expenses, postage and courier costs, and bank charges. Other G&A expenses increased year over year primarily as a result of the addition of new office locations and employees in 2021 in Colorado, California, Maryland, and New York.

Other Income and Expenses

Interest and other income of $491,817 in the three months ended September 30, 2020 was made up of a $1,034,000 gain on reversal of accruals for prior period payrolls owed, resulting from the waiver by certain employees of their past-due payroll accruals in exchange for new employment contracts with the Company, plus a gain of $38,500 from the extinguishment of certain notes payable, offset by interest and other share-related expenses of $580,683.

Interest and other expense of ($3,089,301) in the three months ended September 30, 2021 was made up of an accrual for legal settlement costs of $2,065,835 and by interest and other share-related expenses of $1,023,466.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenue

Revenue increased from $0 for the nine months ended September 30, 2020 to $236,519 for the nine months ended September 30, 2021. This increase is due entirely to the revenues recorded after July 1, 2021 from sales of CRO services by ImQuest BioSciences.  There were no CRO services revenues in the corresponding period of 2020, as the ImQuest Merger only took place in June 2021. No revenues were generated from awards from the National Institutes of Health for multiple studies in research in the nine months ended September 30, 2021 or 2020.

Cost of Revenues

Cost of revenue increased from $0 for the nine months ended September 30, 2020 to $115,927 for the nine months ended September 30, 2021. This increase is due entirely to the cost of revenues recorded after July 1, 2021 from sales to CROs by ImQuest BioSciences.  There were no cost of revenues in the corresponding period of 2020, as the ImQuest Merger only took place in June 2021.

Research and Development Expenses

R&D expenses increased from $4.51 million for the nine months ended September 30, 2020 to $6.28 million for the nine months ended September 30, 2021, representing an increase of $1.77 million, or 39.1%. Variances are noted in the table below. The net increase is primarily attributable to (i) an increase in payroll and benefits costs, which rose from $293,815 for the nine months ended September 30, 2020 to $2,198,390 for the nine months ended September 30, 2021, and (ii) the cost of contractors hired for clinical trials, which rose from $0 to $3,461,855 for the nine months ended September 30, 2020 and 2021, respectively, offset by a decrease of one-time patent expenses related to the transfer of intellectual property to the Company by Immune Therapeutics, Inc., which fell from $3,838,130 for the nine months ended September 30, 2020 to $146,730 for the nine months ended September 30, 2021.  The increase in payroll costs was attributable to (i) an increase in R&D-related headcount, which grew from three employees at September 30, 2020 to 19 at September 30, 2021, and (ii) the cost of $581,198 for stock-based compensation incurred for the nine months ended September 30, 2021 ($0 for corresponding period in 2020).

	Nine months Ended September 30,
	2021	2020	Variance
STAT-201: Crohn's disease	$2,260,325	$44,327	$2,215,998
STAT-205: Acute and post-acute Covid-19	2,041,271	457,348	1,583,923
STAT-401: Pancreatic cancer	690,957	-	690,957
STAT-601: Entolimod for acute radiation	49,022	-	49,022
Other expenses	1,233,361	4,008,215	(2,774,854)
Total research & development expenses	$6,274,936	$4,509,890	$1,765,046

General and Administrative Expenses

G&A expenses increased from $2.3 million for the nine months ended September 30, 2020 to $15.0 million for the nine months ended September 30, 2021, representing an increase of $12.7 million or 555.8%.  Variances are noted in the table and discussed below.

	Nine months Ended September 30,
	2021	2020	Variance
Payroll (including benefits)	$9,265,652	$1,372,278	$7,893,374
Stock listing expenses	1,220,052	238,722	981,330
Professional fees	2,036,307	393,641	1,642,666
Consultants and contractors	1,238,114	195,017	1,043,097
Insurance	409,637	13,403	396,234
Travel	97,758	37,886	59,872
Other G&A expenses	713,566	33,630	679,936
Total general & administrative expenses	$14,981,086	$2,284,577	$12,696,509

Payroll (including benefits) incudes salaries, health benefits and related payroll costs.  The increase in payroll expense was primarily attributable to the the number of employees whose costs are accounted for as G&A expense, plus the cost of $5,266,385 for stock-based compensation incurred in the nine months ended September 30, 2021 ($0 in the corresponding period in 2020).  Employee headcount for G&A purposes at September 30, 2020 and 2021 was 13 and 22, respectively.  Growth in headcount for G&A purposes between 2020 and 2021 reflects (i) the addition of four G&A employees in 2021 as result of the Merger and the ImQuest Merger, and (ii) the addition of seven new employees in total, several of whom were hired in senior executive roles to complete the Company’s leadership team plus the addition of staff in finance, human resources, information technology and investor relations, offset by the transfer of two employees to R&D.

Stock listing expenses are made up of fees paid to maintain the listing the Company’s stock on The NASDAQ ($159,463 and $0 for the nine months ended September 30, 2021 and 2020, respectively), the costs of an investor relations program using outside consultants and databases ($270,899 and $55,022 for the nine months ended September 30, 2021 and 2020, respectively), costs incurred with advisors to raise new debt and equity required by the Company ($759,753 and $179,650 for the nine months ended September 30, 2021 and 2020, respectively), and the costs charged by stock transfer agents to maintain the Company’s share registers ($29,938 and $4,050 for the nine months ended September 30, 2021 and 2020, respectively).

Professional fees comprise fees paid for services to lawyers (other than lawyers who are engaged for services related to R&D), accountants, and the Company’s firm of auditors.  Fees paid to lawyers in the nine months ended September 30, 2021 and 2020 totaled $1,707,353 and $363,641, respectively.  The higher in fees 2021 arose primarily from costs to close the Merger and the ImQuest Merger, and legal fees incurred in 2021 to defend lawsuits related to the Merger.

Fees paid to accountants in the nine months ended September 30, 2021 and 2020 totaled $131,101 and $30,000, respectively.  The higher in fees 2021 arose primarily from the use of outside accounting consultants to assist with the compilation of reports and filings required under securities laws to complete the Merger and the ImQuest Merger, and to prepare the Company’s income tax filings in 2021.

Fees paid to the audit firms engaged by the Company in the nine months ended September 30, 2021 and 2020 totaled $197,853 and $0, respectively.  The audit services were required filings required under securities laws to complete the Merger and ImQuest Merger.  Audit services only commenced in the fourth quarter of 2020.

Consultants and contractors are individuals and firms hired by the Company to provide certain investment banking and advisory services, to assist the Company with the implementation of a new ERP system, to provide valuation reports required to complete the accounting for the Merger and to assist with other general matters.  Fees paid to consultants and contractors in the nine months ended September 30, 2021 and 2020 totaled $1,238,114 and $195,017, respectively.  The increase was attributable primarily to services required to complete the Merger in 2021.

Insurance expenses comprise fees and premiums paid to insurance companies from which the Company purchased policies to protect against loss or damage to its assets and intellectual property, to protect itself against claims for damage caused to third parties by its clinical trials or products used in trials or sold to customers, coverage for workers’ compensation payable for injuries suffered by its employees, and losses incurred by its directors and officers in certain circumstances in the performance of their duties.  Insurance premiums and costs in the nine months ended September 30, 2021 and 2020 totaled $409,637 and $13,403, respectively.  The increase was attributable primarily to additional insurance added in 2021 to protect the Company against claims for damage caused to third parties by its clinical trials or products used in trials or sold to customers, and losses incurred by its directors and officers in certain circumstances in the performance of their duties.

Travel. The Company maintains offices in a number of locations in the United States.  As a result of the Merger, new offices were added in 2021 in Colorado, California, Maryland and New York, requiring an increase in travel between locations.   Travel expenses increased accordingly between the nine months ended September 30, 2020 and 2021 from $37,886 to $97,758, respectively.

Other G&A expenses comprise costs to operate and lease office space, non-capital expenditures incurred for office furniture and equipment, telecommunication and internet expenses, postage and courier costs, and bank charges. Other G&A expenses increased year over year primarily as a result of the addition of new office locations and employees in 2021 in Colorado, California, Maryland and New York.

Other Income and Expenses

Interest and other expense of ($1,069,403) in the nine months ended September 30, 2020 was made up of a $1,034,000 gain on reversal of accruals for prior period payrolls owed, resulting from the waiver by certain employees of their past-due payroll accruals in exchange for new employment contracts with the Company, offset by loan origination fees of $1,000,000, interest expense of $133,903, a loss on extinguishment of debt of $461,500, and other share-related expenses of $508,000.

Interest and other expense of ($3,463,572) in the nine months ended September 30, 2021 was made up of an accrual for legal settlement costs of $2,065,835, interest expense of $1,115,578, and other share-related expenses of $282,158.  The year-over-year increase in interest expense was caused by a $15 million increase in notes payable in April 2021 and the interest incurred on the Decathlon note payable acquired through the merger with ImQuest.

Liquidity and Capital Resources

At September 30, 2021, we had cash and cash equivalents of $9.2 million, which represents an increase of $8.6 million since the end of our last fiscal year. This increase was caused by our capital raise in the first quarter of 2021 together with cash contributed through the process of the Merger, offset by our net cash used in operations of $20.1 million during the nine months ended September 30, 2021. As discussed above, we are a clinical-stage company, have generated only insignificant revenues to date, and have incurred cumulative net losses and expect to incur significant expenses and operating losses for the foreseeable future as we advance our lead candidates through clinical trials, progress our pipeline candidates from discovery through pre-clinical development, and seek regulatory approval and pursue commercialization of our candidates. We do not have commercial products other than CRO services, we have limited capital resources, and our contracts and grants with the Department of Defense were completed in 2020, meaning that we are currently generating limited revenues and cash from operations.  We do not expect our cash and cash equivalents will be sufficient to fund our projected operating requirements or allow us to fund our operating plan, in each case, beyond the first quarter of 2022.  As a result, we will need additional financing to support our continuing operations.  Historically, we have funded our operations through the sale of equity and debt securities, as well as the receipt of funded grants. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity and debt financings or other sources, which may include collaborations with third parties, the sale or license of drug candidates, the sale of certain of our tangible and/or intangible assets, the sale of interests in our subsidiaries or joint ventures, obtaining additional government research funding, or entering into other strategic transactions. However, we can provide no assurance that we will be able to raise cash in sufficient amounts, when needed or at acceptable terms. We do not expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements beyond the first quarter of 2022. If we are unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements included elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Since the end of the fiscal quarter ended June 30, 2021, as a result of the Merger, we have become party to several new financing arrangements, including a credit facility and equity line-of-credit agreement, that have provided us with additional cash in the aggregate amount of approximately $10 million (see “ – Sources of Liquidity”). We have the capacity to make further borrowings and drawings under these facilities, which can provide us with additional working capital.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,
	2021	2020	Variance
Cash flows used in operating activities	$(20,064,262)	$(8,363,019)	$(11,701,243)
Cash flows provided by (used in) investing activities	13,559,901	(6,613)	13,566,514
Cash flows provided by financing activities	20,128,855	8,688,090	11,440,765
Effect of exchange rate on cash and cash equivalents	(2,014)	-	(2,014)
Increase in cash and cash equivalents	13,622,480	318,458	13,304,022
Cash and cash equivalents at beginning of period	593,869	1,650	592,219
Cash, restricted cash and cash equivalents at end of period	$14,216,349	$320,108	$13,896,241

Operating Activities

Net cash used in operating activities increased by $11.7 million to $20.1 million for the nine months ended September 30, 2021 from $8.4 million for the nine months ended September 30, 2020. Net cash used in operating activities for the period ending September 30, 2021 consisted of a reported net loss of $24.6 million, which was further increased by $1.9 million of changes in operating assets and liabilities, partially decreased by $6.45 million of net non-cash operating activities.  The $1.9 million of changes in operating assets and liabilities was due primarily to an increase in prepaid expenses, liabilities of discontinued operations, other current assets, and contract assets, partially offset by increases in deferred revenues, stock issuances due, and accounts payable and accrued expenses.

Net cash used in operating activities for the nine months ended September 30, 2020 of $8.4 million consisted of a reported net loss of $7.9 million, which was further increased by $0.1 million of net non-cash operating activities and $0.4 million of changes in operating assets and liabilities. The $0.4 million of changes in operating assets and liabilities was due primarily to a decrease in other current assets.

Investing Activities

Net cash provided by investing activities increased to $13.56 million for the nine months ended September 30, 2021 from $(0.01) million for the nine months ended September 30, 2020, reflecting the $13.65 million acquisition of net assets primarily through the Merger, partially offset by the purchase of $0.1 million of property and equipment.

Financing Activities

Net cash provided by financing activities increased to $20.1 million for the nine months ended September 30, 2021 from $8.7 million for the nine months ended September 30, 2020 due to the issuance of $14.7 million of long-term notes payable and $5.7 million due to the issuance of common stock, partially offset by note repayments and payment of deferred debt issuance costs totaling $0.4 million during the nine months ended September 30, 2021.

Impact of Exchange Rate Fluctuations

Our reported financial results are affected by changes in foreign currency exchange rates between the U.S. dollar and the Russian ruble. Between the closing date of the Merger on July 27, 2021 and September 30, 2021, this rate fluctuated by 1.4%. For calendar year 2020, our results were not affected by any such fluctuations. Translation gains or losses result primarily from the impact of exchange rate fluctuations on the reported U.S. dollar equivalent of ruble-denominated cash and cash equivalents, and short-term investments. Variances in the exchange rate for these items have not been realized; as such the resulting gains or losses (a loss of $0.02 million for the nine months ended September 30, 2021) are recorded as other comprehensive income or loss in the equity section of the balance sheet.

Sources of Liquidity

Avenue Facility

Under the terms of the Avenue Facility, Avenue agreed to make a term loan to Old Cytocom in the aggregate principal amount of $15,000,000. The loan bears interest at a variable rate of interest equal to the sum of (i) the greater of (A) the Prime Rate and (B) 3.25% plus (ii) 7.74%. Repayment of the loan owed under the Avenue Facility is secured by a security interest in substantially all of Old Cytocom’s assets, including equipment, fixtures, inventory, deposit accounts and personal property, as well as the securities it holds in its wholly owned subsidiaries.

The $15 million aggregate loan amount was deposited by Avenue into a controlled account in May 2021. Old Cytocom transferred $10 million into its general operating account, which was assigned to the Company at the time of the closing of the Merger, and accordingly, the Company’s assets are subject to a security interest in favor of Avenue. The Company will be able to transfer the $5 million in the controlled account into its general operating account upon the Company raising at least $20 million in additional capital in the form of subordinated indebtedness or equity from a follow-on transaction entered into after the Merger. As of September 30, 2021, the Company had used approximately $8.3 million of the Avenue Facility.  The Company is required to make only monthly interest payments, calculated as described above, until April 2022 (which may be extended to April 2023 upon the Company’s raising of an additional $20 million in capital). Thereafter, the Company will be required to make monthly payments of principal in equal installments until the maturity date of May 1, 2024.

The Avenue Facility documents contain customary representations and warranties of Old Cytocom, as well as various affirmative and negative covenants. Among such covenants are requirements that the Company:

●	provide notice of certain events;
●

deliver monthly financial statements to Avenue, until the Company has a market capitalization of at least $250 million and maintains at least a minimum of $4 million in unrestricted cash, after which it will only need to provide quarterly statements;

●	execute regular compliance certificates;
●	provide copies of all board of directors materials and minutes of meetings to Avenue;
●	maintain its existence and comply with all applicable laws;
●

may not become indebted for borrowed money, the deferred purchase price for property or enter into any leases that would be capitalized in accordance with GAAP, subject to certain exceptions, including indebtedness for the acquisition of supplies, subordinated indebtedness and certain other items;

●	maintain a minimum of $5 million in unrestricted cash and cash equivalents in accounts subject to control agreements with Avenue;
●	may not create, incur or assume any liens on its property;
●	may not undergo any fundamental or change-in-control transactions or sell all its assets;
●	may not make any loans or investments, subject to certain exceptions;
●	may not enter into any transactions with related parties;
●	may not prepay any other indebtedness; or
●	may not create, acquire or sell any subsidiaries.

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

GEM Agreement

Under the terms of the GEM Agreement, the agreement became immediately binding upon the Company at the effective time of the Merger. Under the GEM Agreement, the Company may elect to issue and sell to GEM up to $75 million of its common stock. Upon the election of the Company to make such a sale, it will deliver a draw-down notice to GEM, and, if all applicable conditions are satisfied, GEM will purchase newly issued shares for the amount specified in the draw-down notice. The purchase price of the shares to be sold is set at 90% of the recent average daily closing price of the Company’s common stock on the Nasdaq Capital Market or other market on which the stock may be listed. The Company is not permitted to make a draw-down request in an amount that exceeds 400% of the average daily trading volume of the Company’s stock for the 30 trading days preceding the draw-down date. Each draw down is subject to certain closing conditions, including (i) the continued accuracy of the representations and warranties made in the GEM Agreement, (ii) a registration statement registering the resale of the shares sold under the GEM Agreement having been declared effective by the SEC, (ii) the absence of any law, order, ruling or injunction prohibiting the consummation of the transactions contemplated by the GEM Agreement, (iii) the Company’s common stock not being suspended from trading by the Nasdaq Capital Market or other market on which the shares are then listed, (iv) the absence of any litigation commenced, or governmental investigation commenced or threated, against the Company in connection with the GEM Agreement transactions and (v) with respect to the first draw down only, the delivery by the Company’s counsel of a negative assurance letter and delivery by the Company’s independent auditors of a comfort letter. However, the Company will be permitted to make a draw-down request for the sale of up to $15 million of shares in the period immediately following the effective time of the Merger without having to have an effective resale registration statement in effect. The resale of the shares sold pursuant to this initial drawdown request will not be required to be registered immediately. Upon the Company’s issuance of shares in connection with any draw-down purchase made by GEM, the Company will be required to pay GEM, in cash or additional shares of stock, a commitment fee in an amount equal to 2% of the amount purchased in such drawdown.

The GEM Agreement terminates on the earliest to occur of (i) three years from the effective time of the Merger, (ii) May 21, 2026 or (iii) the date on which GEM has purchased $75 million in the aggregate of Company stock. Upon payment of $1.5 million to GEM, the Company may terminate the GEM Agreement following the settlement in full of the issuance of the shares made for the first $15 million draw-down purchase.

The GEM Agreement contains customary representations and warranties of the Company, as well as various affirmative and negative covenants. Among such covenants are requirements that the Company:

●	comply with applicable laws, including the securities laws;
●	file a registration statement with the SEC to register the resale of the shares sold under the GEM Agreement and undertake best efforts to maintain the effectiveness of the registration statement;
●	keep reserved an adequate number of shares for issuance under the GEM Agreement; and
●	not enter into any other agreement that would restrict or impair the Company’s ability to perform under the GEM Agreement, including any other equity line arrangement.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting company filers.

Item 4. Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2021. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, other than those set forth below, as of September 30, 2021, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows, or that are required to be disclosed under the rules of the SEC.

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

On March 17, 2021, a complaint, captioned Steudte v. Cleveland BioLabs, Inc. et al., Case 1:21-cv-02314, was filed in the U.S. District Court for the Southern District of New York in connection with the Merger (the "Steudte Action").  The Steudte Action names as defendants Cleveland BioLabs and each director on the Cleveland BioLabs board of directors.  The complaint in the Steudte Action alleges that Cleveland BioLabs and the Cleveland BioLabs board of directors omitted and/or provided misleading information in the registration statement on Form S-4 filed with the SEC in connection with the Merger, of which this proxy statement/prospectus forms a part, in violation of their fiduciary duties and the Exchange Act and related SEC regulations. The Steudte Action seeks, among other things, an injunction preventing the closing of the merger, rescission of the merger if it is consummated, the dissemination by the Company of a revised registration statement on Form S-4 and an award of plaintiffs’ attorneys’ and experts’ fees.  Defendants have filed a letter seeking permission to file a motion to dismiss.  On October 13, 2021, Plaintiff Steudte filed a notice of dismissal. On October 20, 2021,the Southern District entered an order dismissing the case..

On March 19, 2021, a putative class action complaint, captioned Litwin v. Cleveland BioLabs, Inc. et al., Case 2021-0242, was filed in the Delaware Court of Chancery in connection with the Merger (the “Litwin Action”). The Litwin Action names as defendants Cleveland BioLabs, each director on the Cleveland BioLabs board of directors, and the Vice President of Finance of Cleveland BioLabs. The complaint in the Litwin Action alleges that Defendants omitted and/or provided misleading information in the registration statement on Form S-4 filed with the SEC in connection with the Merger, of which this proxy statement/prospectus forms a part, in breach of their fiduciary duties. The Litwin Action seeks, among other things, an injunction preventing the closing of the Merger, rescission of the merger if it is consummated, the dissemination by Cleveland BioLabs of a revised registration statement on Form S-4 and an award of plaintiffs’ attorneys’ and experts’ fees. Plaintiff in the Litwin Action has filed a motion for expedited proceedings, which Defendants have opposed. Plaintiff’s motion for expedited proceedings was granted in part and denied in part by the court on April 30, 2021. Defendants have also filed a motion to dismiss the Litwin Action.  On July 7, 2021, Plaintiff filed a stipulation and proposed order voluntarily dismissing the case, but reserving the right to seek attorneys’ fees.  On July 8, 2021, the Delaware Court of Chancery entered an order dismissing the case, but reserving jurisdiction to determine whether to award Plaintiff’s counsel any fees, should Plaintiff’s counsel file a motion for such. On November 4, 2021, the parties reached an agreement in principle to resolve the case, the details of which are still being finalized. As described in Note 17 the Company has established an accrual of $275,000 for potential costs to settle.

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

On March 23, 2021, a complaint, captioned Morgan v. Cleveland BioLabs, Inc. et al., Case 1:21-cv-00418, was filed in the U.S. District Court for the District of Delaware in connection with the Merger (the "Morgan Action").  The Morgan Action names as defendants Cleveland BioLabs and each director on the Cleveland BioLabs board of directors.  The complaint in the Morgan Action alleges that Cleveland BioLabs and the Cleveland BioLabs board of directors omitted and/or provided misleading information in the registration statement on Form S-4 filed with the SEC in connection with the Merger, of which this proxy statement/prospectus forms a part, in violation of the Exchange Act and related SEC regulations. The Morgan Action seeks, among other things, an injunction preventing the closing of the Merger, rescission of the Merger if it is consummated, the dissemination by Cleveland BioLabs of a revised registration statement on Form S-4 and an award of plaintiffs’ attorneys’ and experts’ fees.  On September 22, 2021, Plaintiff Morgan filed a notice of dismissal. On September 22, 2021, the District of Delaware closed the case.

On March 24, 2021, a complaint, captioned Bednar v. Cleveland BioLabs, Inc. et al., Case 1:21-cv-02546, was filed in the U.S. District Court for the Southern District of New York in connection with the Merger (the "Bednar Action").  The Bednar Action names as defendants Cleveland BioLabs and each director on the Cleveland BioLabs board of directors.  The complaint in the Bednar Action alleges that Cleveland BioLabs and the Cleveland BioLabs board of directors omitted and/or provided misleading information in the registration statement on Form S-4 filed with the SEC in connection with the Merger, of which this proxy statement/prospectus forms a part, in violation of their fiduciary duties and the Exchange Act and related SEC regulations. The Bednar Action seeks, among other things, an injunction preventing the closing of the Merger, rescission of the Merger if it is consummated, the dissemination by the Company of a revised registration statement on Form S-4 and an award of plaintiffs’ attorneys’ and experts’ fees. On October 13, 2021, Plaintiff Bednar filed a notice of dismissal.  On October 20, 2021, the Southern District entered an order dismissing the case.

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than as set forth below or as previously disclosed in the Company’s prior filings with the SEC, Statera did not sell any equity securities during the three months ended September 30, 2021 in transactions that were not registered under the Securities Act. The issuance of securities in the transactions described below were each exempt from registration under Section 4(a)(2) of the Securities Act.

On October 24, 2021, the board of directors of the Company approved the offer and sale of:

●	100,000 shares of the Company’s common stock to a natural person and/or a trust controlled by such natural person in consideration of such person’s release of certain claims against Old Cytocom;
●

Up to 450,000 shares of the Company’s common stock, of which 150,000 shares will be issued during November 2021, to a consultant in consideration of the consultant’s provision of consulting services related to the Company’s management, governance, debt structure, capital structure, business plans, and business development in connection with any capitalization transactions involving the Company;

●	101,520 shares of the Company’s common stock to an institutional investor to repay certain indebtedness of Old Cytocom; and
●	23,688 shares of the Company’s common stock to a consultant that provided medical and scientific advisory services to the Company in connection with the Merger.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are included as part of this report:

Exhibit Number	Description of Document

3.1*	Restated Certificate of Incorporation, as amended.

3.2	Second Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 5, 2007).

3.3	Amendment to Second Amended and Restated By-Laws of Cleveland BioLabs, Inc. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 18, 2015).

10.1**	Executive Employment Agreement, dated as of August 19, 2020, as amended, by and among Cytocom Inc. and Michael K. Handley (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 28, 2021).

10.2**	Amendment No. 1 to Executive Employment Agreement, dated as of September 6, 2020, by and among Cytocom Inc. and Michael K. Handley (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 28, 2021).

10.3**	Amendment No. 2 to Executive Employment Agreement, dated as of October 31, 2020, by and among Cytocom Inc. and Michael K. Handley (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on July 28, 2021).

10.4**	Executive Employment Agreement, dated as of October 30, 2020, as amended, by and among Cytocom Inc. and Taunia Markvicka (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on July 28, 2021).

10.5**	Amendment No. 1 to Executive Employment Agreement, dated as of March 8, 2021, by and among Cytocom Inc. and Taunia Markvicka (Incorporated by reference to Exhibit 10.5 to Form 8-K filed on July 28, 2021).

10.6**	Executive Employment Agreement, dated as of August 17, 2020, as amended, by and among Cytocom Inc. and Peter Aronstam (Incorporated by reference to Exhibit 10.6 to Form 8-K filed on July 28, 2021).

10.7**	Amendment No. 1 to Executive Employment Agreement, dated as of September 6, 2020, by and among Cytocom Inc. and Peter Aronstam (Incorporated by reference to Exhibit 10.7 to Form 8-K filed on July 28, 2021).

10.8**	Amendment No. 2 to Executive Employment Agreement, dated as of October 31, 2020, by and among Cytocom Inc. and Peter Aronstam (Incorporated by reference to Exhibit 10.8 to Form 8-K filed on July 28, 2021).

10.9	Loan and Security Agreement, dated as of April 26, 2021, by and among Cytocom, Inc. and Avenue Venture Opportunities Fund, L.P. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 2, 2021).

10.10	Supplement to the Loan and Security Agreement dated as of April 26, 2021 between Cytocom, Inc. and Avenue Venture Opportunities Fund, L.P. (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 2, 2021).

10.11	Warrant to Purchase Shares of Common Stock of Cytocom Inc., dated as of July 27, 2021, issued to Avenue Venture Opportunities Fund, L.P. (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on August 2, 2021).

10.12	Amended and Restated Share Purchase Agreement, dated as of July 27, 2021, by and among GEM Global Yield LLC SCS, GEM Yield Bahamas Limited and Cytocom Inc. (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on August 2, 2021).

10.13	Warrant to Purchase Shares of Cytocom Inc., dated as of July 27, 2021, issued to GEM Yield Bahamas Limited (Incorporated by reference to Exhibit 10.5 to Form 8-K filed on August 2, 2021).

10.14	Form of 2021 Warrants (Incorporated by reference to Exhibit 10.6 to Form 8-K filed on August 2, 2021).

10.15	Amended and Restated Registration Rights Agreement, dated as of July 27, 2021, by and among GEM Global Yield LLC SCS, GEM Yield Bahamas Limited and Cytocom Inc. (Incorporated by reference to Exhibit 10.7 to Form 8-K filed on August 2, 2021).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Michael K. Handley.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Peter Aronstam.

32.1*	Certification pursuant to 18 U.S.C. Section 1350.

101.1

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 and 2020; (iv) Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Management contract and compensatory arrangement in which any director or any named executive officer participates.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATERA BIOPHARMA, INC.

Dated: November 15, 2021	By:	/s/ Peter Aronstam
Peter Aronstam
Chief Financial Officer
(Principal Financial Officer)