Form 10-K
period 2021-12-31
Statera Biopharma, Inc.
filed 2022-10-06
CIK 1318641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31,  2021

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 001-32954

STATERA BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0077155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4333 Corbett Drive, Suite 1082, Fort Collins, Colorado 80525	(888) 613-8802
(Address of principal executive offices)	Telephone No.

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.005 per share	STAB	NASDAQ Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2021, was $48,863,444. There were 51,141,362 shares of common stock outstanding as of August 31, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

-

Statera Biopharma, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2021

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

We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed here for various reasons. Factors that could contribute to such differences include, but are not limited to:

•	the outcome of any legal proceedings that may be or have been instituted against the Company related to the completed merger between our predecessors, Cleveland BioLabs, Inc and Cytocom Inc.

•	our need for additional financing to meet our business objectives;

•	our history of operating losses;

•	our ability to generate significant revenue from product sales;

•	our ability to continue as a "going concern";

•	our ability to successfully develop, obtain regulatory approval for, and commercialize our products in a timely manner;

•	our plans to research, develop and commercialize our product candidates;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our plans and expectations with respect to future clinical trials and commercial scale-up activities;

•	our reliance on third-party manufacturers of our product candidates;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates;

•	regulatory requirements and developments in the United States, the European Union and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or may become available;

•	our ability to attract and retain key scientific or management personnel;

•	the ability of our largest stockholder to exercise significant influence over our company;

•	our potential inability to remain in compliance with the continued listing requirements of the NASDAQ Capital Market;

•

the geopolitical relationship between the United States and the Russian Federation, as well as general business, legal, financial and other conditions within the Russian Federation, including the impact of sanctions and other measures in response to Russian military action in the Ukraine;

•	our ability to obtain and maintain intellectual property protection for our product candidates;

•	the performance of our common stock, including the impact of any additional issuances of our common stock;

•	our potential vulnerability to cybersecurity breaches; and

•

the other factors discussed below in Item 1A. "Risk Factors," in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other filings we make with the Securities and Exchange Commission.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

ii

PART I

Item 1. Business

When used in this Annual Report on Form 10-K, unless otherwise stated or the context otherwise requires, the terms "Statera Biopharma," the "Company," "Statera," "we," "us," and "our" refer to Statera Biopharma, Inc. and its consolidated subsidiaries, Cytocom Subsidiary, Inc., ImQuest Life Sciences, Inc, , ImQuest BioSciences Inc., ImQuest Pharmaceuticals, Inc., Lubrinovation Inc., BioLab 612 (until its dissolution), LLC, TNI Biotech Intl, Inc. and Panacela Labs, Inc.

GENERAL OVERVIEW

We are a pre-clinical and clinical biopharmaceutical company developing multiple product candidates to address unmet medical needs for use in diseases involving immune system dysfunction. Prior to the closing of the Merger (as defined below), we focused exclusively on developing novel approaches to modulate the immune system. Our proprietary platform of Toll-like receptor drug candidates has applications in mitigation of radiation injury, mitigation of T-cell exhaustion, inflammation, T-cell exhaustion, immune system dysfunction, oncology, infection and neutropenia. We combine our proven scientific expertise and our depth of knowledge about our products’ mechanisms of action into a passion for developing drugs to save lives. Our most advanced product candidate in this field is entolimod, an immune-stimulatory agent, which we are developing as a radiation countermeasure and other indications in radiation oncology.

Following the closing of the Merger, we are also now developing novel immunotherapies targeting autoimmune, inflammatory, emerging viruses and cancers based on a proprietary, multi receptor platform, or the Pan-TLR Platform, designed to restore the body’s immune system and restore homeostasis. These therapies are designed to elicit directly within patients a robust and durable response of antigen-specific killer T- cells and antibodies, thereby activating essential immune defenses against autoimmune, inflammatory, infectious diseases, and cancers. We believe that our technologies can meaningfully leverage the human immune system for prophylactic and therapeutic purposes by eliciting killer T-cell response levels not achieved by other known immunotherapy approaches. Our immunomodulatory technology restores the balance between the cellular (Th1) and the humoral (Th2) immune systems. Immune balance is regulated through T-helper cells that produce cytokines. The Th1 lymphocytes help fight pathogens within cells like cancer and viruses through interferon-gamma and macrophages. The Th2 lymphocytes target external pathogens like cytotoxic parasites, allergens, toxins through the activation of B-cells and antibody production to effect to dendritic cells, which are natural activators of killer T cells, also known as cytotoxic T -cells, or CD8+ T cells. Furthermore, Statera's technology antagonizes the toll-like receptors (TLR2, 4, 5, 7 and 9) to inhibit proinflammatory cytokines and modulating immune system function.

CORPORATE INFORMATION

We were originally incorporated in Delaware in June 2003 as a corporation spun off from The Cleveland Clinic. Prior to the Merger in 2021, we exclusively licensed our founding intellectual property from The Cleveland Clinic. As a result of the Merger, we acquired additional intellectual property from Old Cytocom and ImQuest.

2021 Merger between Cytocom Inc. and Cleveland BioLabs, Inc.

On July 27, 2021, the Company, then known as Cleveland BioLabs, Inc., High Street Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company ("Merger Sub"), and Cytocom Subsidiary, Inc., a Delaware corporation then known as "Cytocom Inc." ("Old Cytocom"), completed their previously announced merger transaction. The merger transaction was completed pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated as of October 16, 2020, pursuant to which Merger Sub merged with and into Old Cytocom, with Old Cytocom continuing as a wholly owned subsidiary of the Company and the surviving corporation of the merger (the "Merger"). Upon completion of the Merger, each outstanding share of Old Cytocom common stock and preferred stock, and each vested restricted stock unit of Old Cytocom (excluding, in each case, dissenting shares and shares held in treasury) automatically converted into the right to receive a number of shares of Company common stock determined by the application of an exchange ratio formula set forth in the Merger Agreement. In connection with the closing of the Merger, Old Cytocom was renamed "Cytocom Subsidiary Inc." and the Company was renamed "Cytocom, Inc." Effective September 1, 2021, the Company changed its corporate name to "Statera Biopharma, Inc."

Subsidiaries and Joint Ventures

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

On June 24, 2021, Old Cytocom completed the acquisition of ImQuest Life Sciences, Inc. and its subsidiaries ("ImQuest") in accordance with the Agreement and Plan of Merger by and among Old Cytocom and ImQuest dated as of July 17, 2020 (such transaction, the "ImQuest Merger"), and gained control of ImQuest. The purchase consideration due under this acquisition to the former shareholders of ImQuest consisted of 3,282,089 shares of common stock of Statera Biopharma. ImQuest is now a wholly-owned subsidiary of the Company. Operating primarily through its wholly-owned subsidiary - ImQuest BioSciences - ImQuest is a preclinical contract research organization ("CRO") that provides services to evaluate the potential of new and novel pharmaceutical products for the treatment and prevention of viruses, bacteria, cancer and inflammatory diseases. These preclinical research services include compound screening to define compound efficacy and drug target validation to define the mechanism of action and toxicity of pharmaceutical products.

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

Simultaneous with the formation of Panacela, was the creation of a wholly-owned Russian subsidiary of Panacela named Panacela Labs, LLC. Statera and Panacela each have development and commercialization rights to product candidates in development, subject to certain financial obligations to our current licensors.
In 2018, we formed Genome Protection, Inc. ("GPI") with Everon Biosciences, Inc. ("Everon") to undertake a research and development program aimed at clinical testing of entolimod and GP532 (a variant of our entolimod drug candidate) and the development of medications with anti-aging and other indications associated with genome damage. GPI is recorded under the equity method of accounting in the accompanying financial statements. The Company has not recorded its 50% share of the losses of GPI through December 31, 2021 as the impact would have reduced the Company's equity method investment in GPI below zero, and there are no requirements to fund the Company's share of these losses or contribute additional capital as of the date of these statements.

Our common stock is listed on the NASDAQ Capital Market under the symbol "STAB."

Our principal executive offices are located at 4333 Corbett Drive, Suite 1082, Fort Collins, CO 80525, and our telephone number at that address is (888) 613-8802.

The Statera logo and Statera product names are proprietary trade names of Statera and its subsidiaries. We may indicate U.S. trademark registrations and U.S. trademarks with the symbols "®" and "™", respectively. Third-party logos and product/trade names are registered trademarks or trade names of their respective owners.

PRODUCT DEVELOPMENT PIPELINE

The Company is a discovery and developmental-stage biopharmaceutical company developing novel immunotherapies targeting autoimmune, cytopenias including thrombocytopenia, neutropenia and anemia, emerging viruses and cancers based on a proprietary platform designed to rebalance the body’s immune system and restore homeostasis. Statera has a large platform of compounds targeting the following Toll-like Receptors (TLR) with TLR2, TLR4, TLR5, TLR7 and TLR9. Statera is developing therapies designed to directly elicit within patients a robust and durable response, thereby activating essential immune defenses against autoimmune, inflammatory, infectious diseases, and cancers. Statera has clinical programs for Crohn’s disease (STAT-201) and hematology/oncology (STAT-601) in addition to potential expansion into fibromyalgia and multiple sclerosis.

The Company is currently pursuing the following clinical stage development programs:

•

STAT-201 as an adjunct to the standard of care in pediatric Crohn’s disease. STAT-201 is intended to target the restoration of mucosal healing and intestinal barrier function in pediatric patients with Crohn’s disease via immune homeostasis and decreased inflammation. Based on the available data, Statera believes there is an opportunity for STAT-201 to be developed as a differentiated immunotherapy for the treatment of pediatric patients with active Crohn’s disease. Statera expects to initiate a Phase 3, multicenter, randomized, double blind, placebo controlled, parallel group clinical trial to evaluate the efficacy and safety of STAT-201 in pediatric subjects with active Crohn’s disease in mid-2023.

•

STAT-202 to reduce the pain associated with fibromyalgia. STAT-202 is intended to reduce the pain associated with fibromyalgia. Subject to discussions with the FDA, submission and acceptance of an IND, and adequate financial capital Statera may develop STAT-202 for fibromyalgia in, 2023/2024.

•

STAT-203 to prevent disease progression in patients with MS. Statera intends to develop STAT-203 to prevent disease progression in patients with MS. Subject to discussions with the FDA submission and acceptance of an IND, and adequate financial capital, Statera may develop STAT-203 targeting a potential phase 1/2 clinical trial, in 2023.

•

STAT-300 series Pan-Toll-like Receptor (‘Pan-TLR’) ligands. The Company has discovered new chemical entities that have demonstrated broad Toll-like Receptor activity in vitro.  These compounds have the potential to modulate immune system function as well as potentially inflammation.  The Company intends to select a lead candidate and progress through IND-enabled testing.

•

STAT-601 (Entolimod) to be used as a radiomitigant in biodefense and as a T-cell exhaustion in oncology settings. STAT-601 is an injectable biologic that Statera intends to develop. Statera has submitted a protocol and on December 1, 2021 announced the FDA lifted the clinical hold, but we have not yet initiated discussion with the FDA for additional studies in the oncology setting. The Company also intends to pursue the mitigation or reversal of T-cell exhaustion in cancer patients by using entolimod to stimulate white blood cell production.

•

STAT-800 natural product-derived compounds for inflammatory and immune disease.  STAT-800 compounds are being screened from large sources of bioactive natural product libraries.  The sources range from plant to microbiological. The compounds will be screened through our subsidiary, ImQuest, and any resulting hits will be evaluated for potential commercial viability.

Product Development Strategy

Key components of the Company’s strategy include the following:

•

Continue our STAT-200 program through partnerships or out-licensing. Subject to discussions with the FDA, the Company is in the process of initiating a Phase 3, multicenter, randomized, double blind, placebo controlled clinical trial to evaluate the efficacy and safety of STAT-201 in pediatric subjects with active Crohn’s disease. Subject to discussions with the FDA and submission and acceptance of additional Investigational New Drug applications ("INDs"), we are planning on (i) initiating clinical trials in 2023 and 2024 for certain immune mediated diseases such as fibromyalgia and multiple sclerosis.  We are actively targeting potential partners or out-licensees for our STAT-200 series programs.

•

Maximize the commercial potential of the STAT-300 Series and our Pan-Toll-like Receptor program or Pan-TLR Program. If any molecules in our product candidates in the STAT-300 Series demonstrate efficacy in an in vivo model, the Company intends to build a development program for that molecule to look for an autoimmune and inflammatory disease indication. If any of the Company’s current product candidates receive approval for Phase I clinical testing, the Company will look to partner or license the molecule/program with a strategic company that is interested in the proposed indication.

•

Leverage the Company’s Pan-TLR platform to develop product candidates for additional indications. The Company will seek to leverage its Pan-TLR platform to develop therapies for multiple cancers, HINI, influenza A and autoimmune/inflammatory diseases. The Company may also seek to develop STAT-300 analogs for the treatment of other hematology and neurology related conditions.

•

Evaluate business development opportunities and potential collaborations. The Company plans to evaluate the merits of entering into collaboration agreements or acquiring other pharmaceutical or biotechnology companies that may contribute to our mission of building a world leading immunology pipeline.  The Company is currently in discussions with companies that have a global or regional interest in the Company’s pipeline assets that could potentially provide capital and resources to advance the clinical development and commercialization of the Company’s pipeline.  The Company is also currently in discussions with a few companies regarding acquisitions and mergers of synergistic technologies and/or pipelines.

•

Leverage acquisition of ImQuest Life Sciences to produce revenue and strengthen product development capabilities. The Company believes that the addition of ImQuest Life Sciences will provide the Company the potential to expand its relationships in the drug development arena while strengthening its own product development capabilities and revenue generation.

Pan-Toll-like Receptor Platform or Pan-TLR Platform

We are developing our proprietary multi-TLR receptor platform, or Pan-TLR Platform, to serve as a drug discovery and development engine leveraging expertise, knowledge, chemistry and computational capabilities in the TLR space. The Pan-Toll platform is designed to develop compounds that inhibit or activate multiple Toll-like Receptors simultaneously to address numerous therapeutic areas including autoimmune, inflammation, emerging viruses and cancers. We have expanded our understanding of the relationship between multiple TLR’s analogs determining how multiple factors impact pharmacokinetic – pharmacodynamic relationships, potency, and selectivity in relation to the immune system. Statera Biopharma believes its multi-receptor platform is an instrument permitting the increased probability of success.

1.	STAT-200 Programs

The STAT-200 AIMS program centers around developing noroxymorphone analogs that modulate numerous receptors associated with autoimmune, inflammatory, and infectious diseases and cancers. Targeted receptors include TLR-4/9 and opioid receptors such as Mu, Kappa and Delta. The Company seeks to manipulate analogs of noroxymorphone to specifically modulate and target opioid growth factor receptors and toll-like receptors to tune a robust and durable response of antigen-specific killer T-cells and antibodies and bring balance to the Th1 cellular (Th1) and humoral (Th2) immune system.

The STAT-200 AIMS program utilizes an orally delivered small molecule inhibitor of the opioid receptors and toll-like receptors at low doses of noroxymorphone or similar analogs aimed at restoring immune homeostasis and blocking proinflammatory cytokines, based on earlier proof of concept data including human clinical study data. The Company intends to develop noroxymorphone and analogs based on clinical and mechanistic data for autoimmune or inflammatory conditions, such as Crohn’s disease, fibromyalgia, and MS, as well as explore basic scientific mechanisms that enhance the efficacy or safety for its platform for future indications.

2.	STAT-300 Programs

Development Programs from Legacy Cleveland BioLabs

Entolimod is a Toll-like receptor 5, or ("TLR5"), agonist, which we are targeting for out-licensing for use as a medical radiation countermeasure, or ("MRC"), to reduce the risk of death following exposure to potentially lethal irradiation from Acute Radiation Syndrome, or ("ARS").  We are also evaluating other potential indications, including immunotherapy for oncology. To date, Entolimod as an MRC was being developed under the FDA’s Animal Efficacy Rule for the indication of reducing the risk of death following exposure to potentially lethal irradiation occurring as a result of a radiation disaster.

Up to the time of the Merger, the Company’s product development programs and their respective development stages were as illustrated below

The Company’s product development efforts were initiated by discoveries related to apoptosis, a tightly regulated form of cell death that can occur in response to internal stresses or external events such as exposure to radiation or toxic chemicals. Apoptosis is a major determinant of the tissue damage that occurs in a variety of medical conditions involving ischemia, or temporary loss of blood flow, such as cerebral stroke, heart attack and acute renal failure. In addition, apoptotic loss of cells of the hematopoietic system and gastrointestinal tract is largely responsible for the acute lethality of high-dose radiation exposure. On the other hand, apoptosis is also an important protective mechanism that allows the body to eliminate defective cells such as those with cancer-forming potential.

The Company has developed novel strategies to target the molecular mechanisms controlling apoptotic cell death for therapeutic benefit. These strategies take advantage of the fact that tumor and normal cells respond to apoptosis-inducing stresses differently due to tumor-specific defects in cellular signaling pathways such as inactivation of p53 (a pro-apoptosis regulator) and constitutive activation of Nuclear Factor kappa-B ("NF-kB"), (a pro-survival regulator).

Thus, the Company designed two oppositely-directed general therapeutic concepts:

(a)

temporary and reversible suppression of apoptosis in normal cells to protect healthy tissues from stress-induced damage using compounds the Company categorizes as Protectans, which include entolimod and Mobilan; and

(b)	reactivation of apoptosis in tumor cells to eliminate cancer using compounds the Company categorizes as Curaxins, which includes CBL0137, currently being developed by its former subsidiary, Incuron.

In recent years, the Company’ understanding of the mechanisms of actions underlying the activity of these compounds has grown substantially beyond the initial founding concepts around modulation of apoptosis.

The Company’ product development efforts were initiated by discoveries related to apoptosis, a tightly regulated form of cell death that can occur in response to internal stresses or external events such as exposure to radiation or toxic chemicals. Apoptosis is a major determinant of the tissue damage that occurs in a variety of medical conditions involving ischemia, or temporary loss of blood flow, such as cerebral stroke, heart attack and acute renal failure. In addition, apoptotic loss of cells of the hematopoietic system and gastrointestinal tract is largely responsible for the acute lethality of high-dose radiation exposure. On the other hand, apoptosis is also an important protective mechanism that allows the body to eliminate defective cells such as those with cancer-forming potential.

The Company has developed novel strategies to target the molecular mechanisms controlling apoptotic cell death for therapeutic benefit. These strategies take advantage of the fact that tumor and normal cells respond to apoptosis-inducing stresses differently due to tumor-specific defects in cellular signaling pathways such as inactivation of p53 (a pro-apoptosis regulator) and constitutive activation of Nuclear Factor kappa-B ("NF-kB"), (a pro-survival regulator).

Thus, the Company designed two oppositely-directed general therapeutic concepts:

(a)

temporary and reversible suppression of apoptosis in normal cells to protect healthy tissues from stress-induced damage using compounds the Company categorizes as Protectans, which include entolimod and Mobilan; and

(b)	reactivation of apoptosis in tumor cells to eliminate cancer using compounds the Company categorizes as Curaxins, which includes CBL0137, currently being developed by its former subsidiary, Incuron.

In recent years, the Company’ understanding of the mechanisms of actions underlying the activity of these compounds has grown substantially beyond the initial founding concepts around modulation of apoptosis.

Entolimod Biodefense Indication

The Company’s most advanced Protectan product candidate is entolimod, an engineered derivative of the Salmonella flagellin protein that was designed to retain its specific TLR5-activating capacity while increasing its stability, reducing its immunogenicity and enabling high-yield production. The Company has been developing entolimod as a medical radiation countermeasure for reducing the risk of death from ARS, which is referred to as a Biodefense Indication. The U.S. government maintains a national stockpile of products for emergency use (the "National Stockpile"), the Company believes the potential markets for the sale of radiation countermeasures include U.S. federal, state and local.

Acute high-dose whole body or significant partial body radiation exposure induces massive apoptosis of cells of the hematopoietic system and gastrointestinal tract, which leads to ARS, a potentially fatal condition. The threat of ARS is primarily limited to emergency/defense scenarios and is significant given the possibility of nuclear/radiological accidents, warfare or terrorist incidents. The Company believes the limitations of the four currently approved treatments to deal with such an event make entolimod a compelling product candidate. It is not feasible or ethical to test the efficacy of entolimod as a radiation countermeasure in humans. Therefore, the Company has been developing entolimod under the FDA’s Animal Rule guidance (see "– Government Regulation – Animal Rule"). The Animal Rule authorizes the FDA to rely on data from animal studies to provide evidence of a product’s effectiveness under circumstances where there is a reasonably well-understood mechanism for the activity of the product.

The Company’s pivotal efficacy study conducted in 179 non-human primates demonstrated with a high degree of statistical significance that injection of a single dose of entolimod given to rhesus macaques 25 hours after exposure to a 70% lethal dose of total body irradiation improved animal survival by nearly three-fold compared to the control group. Dose-dependence of entolimod’s efficacy was demonstrated with doses above the minimal efficacious dose establishing a plateau at approximately 75% survival at 60 days after irradiation, as compared to 27.5% survival in the placebo-treated group.

The Company’s clinical studies of entolimod in 150 healthy human subjects demonstrated the safety profile of entolimod and established the dose-dependent effect of entolimod on efficacy biomarkers in humans. In these studies, and in the oncology studies in which more than 60 cancer patients have been administered to date, transient decrease in blood pressure and elevation of liver enzymes were observed along with transient mild to moderate flu-like syndrome. The FDA has granted Fast Track status to entolimod (see "– Government Regulation – Fast Track, Breakthrough Therapy, Priority Review and Regenerative Advanced Therapy Designation") and Orphan Drug status for prevention of death following a potentially lethal dose of total body irradiation during or after a radiation disaster (see "– Government Regulation – Orphan Drug").

The Company has completed two Good Clinical Practices clinical studies designed to evaluate the safety of Entolimod in a total of 150 healthy subjects. We have completed a Good Laboratory Practices, or "GLP," in an open-label, placebo-controlled, pivotal study designed to evaluate the dose-dependent effect of Entolimod on biomarker induction in 160 non-irradiated non-human primates. In 2015, following confirmation from the FDA of the sufficiency of our existing efficacy and safety data and animal-to-human dose conversion, we submitted to the FDA an application for pre-Emergency Use Authorization, or "pre-EUA," a form of authorization granted by the FDA under certain circumstances. During the pendency of the pre-EUA application, the FDA had requested additional data and studies, as a result of which the FDA placed our clinical protocol on clinical hold. On May 27, 2021, the FDA indicated that additional information was required to meet the criteria for a potential emergency use authorization, including clinical studies to evaluate this additional information.

The Company has also completed a Phase 1 open-label, dose-escalation trial of Entolimod in 26 patients with advanced cancer in the United States. The data for the U.S. study were presented at the 2015 annual meeting of the American Society of Clinical Oncology, or "ASCO." Seven (7) additional patients have been dosed with the Entolimod drug formulation proposed for commercialization under the pre-EUA in an extension of this study performed in the Russian Federation.

On December 1, 2021, the Company announced that the U.S. Food and Drug Administration had lifted the clinical hold placed on the Company’s Entolimod research and development activity in ARS.

As discussed above, the Company is seeking a partnership to support ongoing development of the BLA authorization for biodefence applications from the FDA for entolimod.

Entolimod T-cell Exhaustion Indication

The Company also intends to develop entolimod for use in patients suffering from T-cell exhaustion.  T-cell exhaustion is a broad term that has been used to describe the response of T cells to chronic antigen stimulation, in response to tumors. T-cell exhaustion is seen in patients with chronic exposure to cancer and have failed CAR-T therapy or even PD-1 or PDL-1 therapy due to a lack of a viable immune response by T-cell activation. Understanding the features of and pathways to exhaustion has crucial implications for the success of checkpoint blockade (PD-1 or PDL-1 inhibitors) and adoptive T-cell transfer therapies (CAR-T).

Entolimod Oncology Indication

In addition to developing entolimod as a MRC for reducing the risk of death from ARS, the Company has initiated an evaluation of entolimod's potential to treat cancer by activating the innate and adaptive immune response in patients. In preclinical studies, entolimod produced tissue-specific activation of innate immune responses via interaction with its receptor, TLR5, and the liver was identified as a primary mediator of entolimod activity. Entolimod has also been shown to have a direct cytotoxic effect on tumors expressing TLR5 in animal models. Evaluations of local administration of entolimod in organs expressing TLR5, such as the bladder, have also been performed in animal models.

The Company completed a Phase 1 open-label, dose-escalation trial of entolimod in 26 patients with advanced cancer in the U.S. in 2015 and an extension study in additional patients in Russia receiving the entolimod drug product formulation proposed for commercialization is ongoing. The data for the U.S. study were presented at the 2015 annual meeting of ASCO. 26 patients with previously treated metastatic cancers, including colorectal, non-small cell lung, anal and urothelial bladder tumors were enrolled in the study. Stable disease for more than 6 weeks was observed in 8 patients with various cancer types; among these, 3 patients (with anal, colorectal and urothelial cancers) had maintenance of stable disease for more than 12 weeks. Patients exhibited CD8+ T-cell activation with stable or decreased levels of myeloid-derived suppressive cells, accompanied by increased immunostimulatory cytokines (G-CSF, IL-6, and IL-8). The tolerability profile in patients with advanced cancer was similar to that observed in two previously conducted studies in 150 healthy subjects receiving entolimod. As expected with activation of innate immune pathways, common adverse events were flu-like symptoms and fever, with some patients having transient, spontaneously resolving tachycardia, hypotension and hyperglycemia. Overall, treatment with entolimod was well tolerated.

In addition, the Company conducted a clinical study of the safety and tolerability of entolimod as a neo-adjuvant therapy before cancer surgery in treatment-naïve patients with primary colorectal cancer. Because the study included older patients (up to 84 years) and those with other health conditions, the trial further extended an understanding of entolimod effects in a broader population of study patients. The safety profile of the drug appeared generally similar to the profiles previously identified in healthy subjects and patients with cancer who participated in prior studies. Increases in plasma cytokines and alterations of blood cells were observed that appeared consistent with TLR5-mediated mobilization and trafficking of immunocytes to peripheral tissues, although changes in tumor immune cell infiltration appeared to be independent of treatment group in this exploratory study.

In February 2016, the Company announced the publication of studies elucidating immunotherapeutic mechanisms through which entolimod suppresses metastasis in Proceedings of the National Academy of Sciences of the United States of America ("PNAS"). The studies presented in the PNAS publication decipher the cascade of cell-signaling events that are triggered by entolimod activation of the TLR5 pathway in the liver. The data also define the functional roles of natural killer ("NK"), dendritic, and CD8+ T-cells in the drug’s activity as a suppressor of metastasis. The studies demonstrate that entolimod administration may induce chemokines that attract NK cells to the liver via a CXCR3-dependent mechanism. CXCR3 is a chemokine receptor that is highly expressed on both NK and effector T cells and plays an important role in cell trafficking to tissues. Once in the liver, NK cells, which are components of the innate immune system, engage an adaptive antitumor immune response through dendritic cell activation. This NK-to-dendritic cell interaction generates CD8+ T-cell-dependent antitumor memory that results in tumor rejection upon animal re-challenge with tumor. Importantly, localized antitumor effects in the liver combine with systemic responses that enable suppression of metastasis to the lung.

In the third quarter of 2018, the Company created GPI, its joint venture with Everon. GPI, which is currently 50% owned by the Company and 50% owned by Everon, is undertaking a research and development program aimed at clinical testing of Entolimod and GP532, (a second generation TLR5 candidate) and the development of medications with anti-aging and other indications associated with genome damage. GPI is being initially funded by an investment from the venture capital fund Norma Investments Limited ("Norma"). Under the terms of the arrangement with Norma, GPI granted Norma the right to purchase shares of GPI’s capital stock in the future in exchange for the payment of up to $30 million, of which $10.5 million was paid shortly after execution of the relevant transaction documents.

We understand that until February 2022 Norma was majority controlled or owned, indirectly, by Roman Abramovich, a global investor with ties to high-level members of the government of Russia. While neither Norma nor Mr. Abramovich have been the subject of sanctions by the US Government, the government of the United Kingdom ("UK") has ordered asset freezes, imposed travel bans and otherwise imposed sanctions on Mr. Abramovich. Major media organizations have reported that ownership in Norma was transferred from Mr. Abramovich to David Davidovich, the holder of approximately 13% of our common stock who is not, as of the filing date of this Annual Report on Form 10-K, subject to sanctions by the US or UK governments. If governing authorities in the UK unwind this transfer or if Norma or Mr. Davidovich become subject to sanctions by the US or UK governments, it may be difficult or impossible for Norma, which is a British Virgin Islands company subject to UK jurisdiction, to invest further funds in GPI and/or for GPI to issue shares or remit funds to Norma should the contractual terms of Norma’s investment in GPI otherwise require it to.

On August 6, 2018, the Company entered into a license agreement with GPI pursuant to which the Company licensed to GPI, on an exclusive basis, the right to develop, manufacture, commercialize, and sell entolimod in the field of use related to the prevention or treatment of any disease, disorder, or frailty in humans caused by aging, including treatment of "cancer survivors" (i.e., persons who are proclaimed to be "cancer free" at the time of treatment, but have been damaged by conventional cancer therapy). The Company retained the exclusive worldwide development and commercialization rights to entolimod for use as an ARS indication and concurrent radiation treatment of humans diagnosed with oncological conditions at the time of treatment.

Mobilan

Mobilan is the lead product candidate of Panacela. Mobilan is a recombinant non-replicating adenovirus that directs expression of TLR5 and its agonistic ligand, a secretory non-glycosylated version of entolimod. In preclinical studies, delivery of Mobilan to tumor cells was shown to impact constitutive autocrine TLR5 signaling and strong activation of the innate immune system with subsequent development of adaptive anti-tumor immune responses.

In 2016, Panacela completed enrollment of patients in a Phase 1 multicenter, randomized, placebo-controlled, single-blinded study in Russia evaluating single injections of ascending doses of Mobilan administered directly into the prostate of patients with prostate cancer Panacela holds exclusive worldwide development and commercialization rights to Mobilan

As of December 31, 2021, the Company owned 67.57% of Panacela's outstanding equity securities.

CBL0137

CBL0137 is a small molecule with a multi-targeted mechanism of action that may be broadly useful for the treatment of many different types of cancer and is being developed by Incuron. During 2015 the Company sold its remaining equity interest in Incuron but retains a 2% royalty on (a) product sales of CBL0137, (b) consideration received by Incuron from a licensee or sublicensee, and (c) consideration received in connection with the first change of control of Incuron. Incuron’s royalty obligations continue until April 29, 2025.

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

STRATEGIC PARTNERSHIPS

Since our inception, strategic alliances and collaborations have been integral to our business. We have exclusively licensed rights in certain of our technologies from The Cleveland Clinic and Roswell Park Cancer Center "RPCI" and maintain innovative partnerships with each. We have also leveraged the experience, contacts and knowledge of our founders to engage financial partners in Russia. Through these partnerships we have collaborated with scientists from other countries to develop our novel technologies and accessed non-traditional funding sources, including U.S. federal and foreign government contracts and project-oriented funding. We have received project-oriented funding from Rusnano through the formation of Panacela.

Panacela maintains operations in Russia and benefits from programs supporting domestic pharmaceutical industry development in Russia.

La Jolla Institute for Immunology

On August 1, 2021, as previously disclosed, the Company entered into a collaboration agreement to fund research and laboratory facilities at the La Jolla Institute for Immunology ("LJI"), a not-for-profit academic institution widely recognized in the field of immunology research. The agreement is directed to research that will support the development of potential new immune-modulating agents targeting toll-like receptors for the treatment of cancer, infectious, autoimmune and chronic inflammatory diseases. The research is intended harness the Company’s proprietary drug discovery and development platform technology.

Under the terms of the research agreement, LJI may select up to four laboratories to participate in research. The Company will provide research funding to these laboratories for projects of mutual interest or for research projects commissioned by us that explore immune modulation and the action of therapeutics on target toll-like receptors. Toll-like receptors are central to an immune response, connecting innate and adaptive immune compartments, and thus key to fighting disease as well as restoring immune homeostasis. In addition to the research funding for the selected projects, the Company will pay LJI $350,000 per year for each selected laboratory, for a total annual discretionary funding contribution of up to $1.4 million, in addition to the research funding itself. We will also provide researchers at LJI with samples and materials. In return, the Company will have a first option to negotiate a license to new discoveries by LJI that arise from the research projects of common interest funded by the Company; however, we will own any new discoveries that arise from research projects of interest to the Company that may have been commissioned to the LJI as a "work for hire."

The Cleveland Clinic

In July 2004, we entered into an exclusive license agreement with The Cleveland Clinic ("The Cleveland Clinic License") pursuant to which we were granted an exclusive license to The Cleveland Clinic’s research base underlying our STAT-601 (entolimod) therapeutic platform. We amended The Cleveland Clinic License, effective as of September 22, 2011, pursuant to which we were granted an exclusive license to The Cleveland Clinic’s research base underlying certain product candidates in development by Panacela ("Panacela Products"), including Mobilan and several earlier-stage compounds that are not currently material to our business.

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

We have also agreed to make milestone payments of up to approximately $6.5 million for each Panacela Product that achieves certain developmental and regulatory milestones, provided that if the Company or one of its affiliates and The Cleveland Clinic jointly own the Panacela Product, the milestone amounts will be reduced by 50%.

We will be obligated to make royalty payments to The Cleveland Clinic License of (a) 2% of net sales of any product candidate under a licensed patent solely owned by The Cleveland Clinic; and (b) 1% of net sales of any product candidate under a licensed patent that is jointly owned by The Cleveland Clinic and the Company or an affiliate of the Company. Further, if we receive upfront sublicense fees or sublicense royalty payments for sublicenses granted by us to third parties for any licensed patents solely owned by The Cleveland Clinic, we will pay The Cleveland Clinic (i) 35% of such fees if the sublicense is granted prior to filing an IND application, (ii) 20% of such fees if the sublicense is granted after an IND filing but prior to final approval of the Product License Application or NDA, or (iii) 10% of such fees if the sublicense is granted after final approval of the relevant Product License Application or NDA, provided that such sublicense fees shall not be less than 1% of net sales. The above sublicense fees and sublicense royalty payments are reduced by 50% if The Cleveland Clinic and the Company or an affiliate of the Company jointly own the licensed patent.

Through December 31, 2021, we had paid The Cleveland Clinic $150,000 for milestone payments on products limited to biodefense uses, and $400,000 for all other products.

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

In December 2007, the Company entered into an agreement with RPCI pursuant to which the Company has an option to exclusively license any technological improvements to our foundational technology developed by RPCI for the term of the agreement. We believe our option to license additional technology under the agreement potentially provides us with access to technology that may supplement our product pipeline in the future. In consideration for this option and exclusive license, we agreed to make certain milestone, royalty and sublicense royalty payments.

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

Under the sponsored research agreements with RPCI, we own any invention that is described in our research plan, co-own any inventions not described in our research plan that are made by Dr. Andrei Gudkov, our Global Head of Research & Development, and RPCI owns any other inventions not described in our research plan. We further have a right to exclusively license from RPCI any invention developed under such sponsored research agreements that are owned by RPCI. Such sponsored research agreements with RPCI expired in 2019.

We entered into an asset transfer and clinical trial agreement with RPCI for the conduct, by RPCI, of our Phase 1 clinical trial to evaluate the safety and pharmacokinetic profile of entolimod in patients with advanced cancers, which has now been largely completed.

Rusnano

In 2011, we formed Panacela with Rusnano to carry out a complete cycle of development and commercialization of medications in Russia for the treatment of oncological, infectious or other diseases. We invested $3.0 million in Panacela preferred shares and warrants, and, together with certain third-party owners, assigned and/or exclusively licensed, as applicable, to Panacela worldwide development and commercialization rights to five preclinical product candidates in exchange for Panacela common shares. Rusnano invested $9.0 million in Panacela preferred shares and warrants. In 2013, Rusnano loaned Panacela $1.5 million through a convertible term loan (the "Panacela Loan"). In December of 2015, together with Rusnano, we recapitalized Panacela to fully retire the Panacela Loan and certain other trade payables. Rusnano maintained its ownership percentage in Panacela, while our ownership stake grew to 66.77%. As of December 31, 2021, we owned 67.57% of Panacela's outstanding equity securities.

Due to increasing tensions between the United States and Russia resulting from the military engagement in Ukraine and the array of severe economic sanctions being imposed on the Russian government, certain Russian individuals and companies and the Russian financial system, operating Panacela may become increasingly difficult. Accordingly, we may experience delays or impediments in transferring funds to and from Panacela and/or its employees, vendors and contract counterparties. The Company’s management is monitoring the situation and evaluating its options with respect to Panacela

Everon Biosciences

On August 6, 2018, we entered into a series of transactions with our joint venture, GPI, and Everon. GPI was formed by the Company to undertake a research and development program aimed at clinical testing of entolimod and GP532 (a variant of our entolimod drug candidate) and to develop medications with anti-aging and other indications associated with genome damage. Under the terms of a license agreement entered into with GPI, we agreed to license to GPI, on an exclusive basis, the right to develop, manufacture, commercialize, and sell products utilizing the Company’s intellectual property underlying the Company’s entolimod drug candidate, solely in the field of use related to the prevention or treatment of any disease, disorder, or frailty in humans caused by aging. Entolimod’s use as an ARS medication is retained by the Company under the license agreement. The intellectual property is licensed pursuant is separate licenses; the license of our intellectual property underlying entolimod’s oncology indication is being licensed on a paid-up, royalty-free basis while the license of our intellectual property underlying entolimod’s composition is being granted on a fee-bearing and royalty-bearing basis, with such fees and royalties comprising those included in the original license agreement pursuant to which we originally licensed such intellectual property from The Cleveland Clinic Foundation, with such fees and royalties payable to The Cleveland Clinic Foundation.

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

As consideration for the licenses granted to GPI and the assignment of the intellectual property to GPI, GPI issued to the Company 1,000 shares of GPI’s common stock. Contemporaneously with the Company’s entry into the license and assignment, Everon contributed certain of its intellectual property related to the potential development of treatments that address serious medical needs associated with human aging to GPI, also in exchange for 1,000 shares of GPI’s common stock. As a result of each of the Company’s and Everon’s receipt of 1,000 shares of GPI’s common stock, each of the Company and Everon became the owner of 50% of all of the outstanding capital stock of GPI. Additionally, in exchange for providing funding, Norma, a venture capital fund, has the right to acquire shares of GPI’s capital stock in the future. Due to economic sanctions affecting Roman Abramovich, whom we believe was the majority owner or controlling person, directly or indirectly, of Norma, there is considerable uncertainty as to whether this right can or will be exercised, should the conditions for its exercise be satisfied (See "– Product Development Pipeline – Entolimod Oncology Indication"). We currently own 50% of the outstanding capital stock of GPI.

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

As of December 31, 2021, we control, through ownership or licenses, approximately 129 issued or allowed patents and patent applications, and 56 additional patents and patent applications filed worldwide that relate to various of our programs. These patents and any patents that may issue from our pending patent applications would expire between 2024 and 2041, excluding patent term extensions.

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

RESEARCH AND DEVELOPMENT

As of December 31, 2021, our research and development group was made up of 16 full-time employees.  In addition, in 2021 we used the services of 22 independent contractors, of whom two were based in Russia.

Our research and development focuses on management of outsourced preclinical research, clinical trials, and manufacturing technologies. In addition, ImQuest provides services to evaluate the potential of new and novel pharmaceutical products for the treatment and prevention of viruses, bacteria, cancer and inflammatory diseases. ImQuest’s preclinical research services include compound screening to define compound efficacy and drug target validation to define the mechanism of action and toxicity of pharmaceutical products.

We invested $11.8 million and $5.3 million in research and development during the years ended December 31, 2021 and 2020, respectively.

SALES AND MARKETING

At December 31, 2021 ImQuest had one employee devoted to the marketing and sales of services provided by ImQuest.  Otherwise, we currently do not have marketing, sales, or distribution capabilities. We do, however, currently have worldwide development and commercialization rights for products arising out of substantially all of our programs, as discussed above. In order to commercialize any of these drugs, if and when they are approved for sale, we will need to enter into partnerships for the commercialization of the approved product(s) or develop the necessary marketing, sales, and distribution capabilities.

We invested $0.08 million and $0.01 million in sales and marketing during the years ended December 31, 2021 and 2020, respectively.

COMPETITION

The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and intense competition. This competition comes from both biotechnology firms and major pharmaceutical companies. Mergers and acquisition activity in the biopharmaceutical sector is likely to result in greater resource concentration among a smaller number of our competitors. Many of these companies have substantially greater financial, marketing, and human resources than we do, including, in some cases, considerably more experience in clinical testing, manufacturing, and marketing of pharmaceutical products. In addition, many small biotechnology companies have formed collaborations with large, established companies to (i) obtain support for their research, development and commercialization of products or (ii) combine several treatment approaches to develop longer lasting or more efficacious treatments that may potentially directly compete with our current or future product candidates. There are also academic institutions, governmental agencies, and other research organizations that are conducting research in areas in which we are working. They may also develop products that may be competitive with our product candidates, either on their own or through collaborative efforts.

We expect to encounter significant competition for any products we develop. Our product candidates’ competitive position among other biotechnology and biopharmaceutical companies will be based on, among other things, time to market, patent position, efficacy, safety, reliability, availability, patient convenience, ease of delivery, manufacturing cost, and price. Our commercial opportunity could be reduced or eliminated if one or more of our competitors develop and commercialize products that are safer, more effective, better tolerated, or of greater convenience or economic benefit than our proposed product offerings. Our competitors also may be in a position to obtain FDA or other regulatory approval for their products more rapidly, resulting in a stronger or dominant market position before we are able to enter the market. In these cases, we may not be able to commercialize our product candidates or achieve a competitive position in the market which could materially and adversely affect our business prospects, financial condition and results of operations.

Companies that we are aware of with targeted immune-stimulating therapeutics in the treatment of autoimmune, neutropenia/anemia, emerging viruses and/or cancers include Amgen, Sanofi-Aventis, J&J, Partner therapeutics, and a number of other development stage companies , which have product candidates in various stages of preclinical and clinical developments. Specific competition for entolimod includes FDA-approved drugs filgrastim (Neupogen™) peg-filgrastim (Neulasta™), sargramostim (Leukine®) and romiplostim (NPLATE®) for Hematopoietic Syndrome of Acute Radiation Syndrome (HS-ARS). In addition, we are aware of a number of companies also developing radiation countermeasures to treat the effects of ARS including: Aeolus Pharmaceuticals, Araim Pharmaceuticals, Inc., Cellerant Therapeutics, Inc., Humanetics Corporation, Neumedicines, Inc., Pluristem Therapeutics, Inc, RxBio, Inc., and Soligenix, Inc.

Additionally, our ability to sell to the government also can be influenced by competition from the products, such as Neupogen®, Neulasta®, Leukine®, and NPLATE® which were previously purchased by the U.S. government for the National Stockpile.

MANUFACTURING

Our product candidates are peptides, biologics, and small molecules that can be synthesized by processes that we have developed. We do not own or operate manufacturing facilities for the production of our product candidates for preclinical, clinical, or commercial quantities. We rely on third-party manufacturers, and in most cases only one third-party, to manufacture critical raw materials, drug substance and final drug product for our research, preclinical development, and clinical trial activities. Commercial quantities of any drugs we seek to develop will have to be manufactured in facilities and by processes that comply with the FDA and other regulations, and we plan to rely on third parties to manufacture commercial quantities of products we successfully develop.

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

Approval and Regulation of Drugs in the United States

In the United States, drug products are regulated under the Federal Food, Drug, and Cosmetic Act (the "FDCA") and applicable implementing regulations and guidance. The failure of an applicant to comply with the applicable regulatory requirements at any time during the product development process, including non-clinical testing, clinical testing, the approval process or the post-approval process, may result in delays to the conduct of a study. In rare instances involving willful or exceptionally negligent conduct on the part of a company it could result in civil or criminal penalties.

An applicant seeking approval to market and distribute a new drug in the United States generally must satisfactorily complete each of the following steps before the FDA will consider approving the product candidate: preclinical testing including laboratory tests, animal studies and formulation studies, which must be performed in accordance with the FDA’s good laboratory practice, or GLP, regulations and standards;

●	submission to the FDA of an Investigational New Drug ("IND") application for human clinical testing, which must become effective before human clinical trials may begin;

●	approval by an independent institutional review board ("IRB") representing each clinical site before each clinical trial may be initiated;

●	preparation and submission to the FDA of a New Drug Application ("NDA") for a drug product which includes not only the results of the clinical trials

Preclinical Studies

Before an applicant begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND.

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. IND authorization is required by FDA before the commencement of any human or animal studies for phased development.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a partial clinical hold might state that a specific protocol or part of a protocol may not proceed, while other parts of a protocol or other protocols may do so.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived by the FDA. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Foreign studies are expected to be conducted within the conditions laid out by FDA for GCPs.

In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

Expanded Access to an Investigational Drug for Treatment Use

Expanded access, sometimes called "compassionate use," is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational drugs for patients who may benefit from investigational therapies. FDA regulations allow access to investigational drugs under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the drug under a treatment protocol or Treatment IND Application.

On December 13, 2016, the 21st Century Cures Act established (and the 2017 Food and Drug Administration Reauthorization Act later amended) a requirement that sponsors of one or more investigational drugs for the treatment of a serious disease(s) or condition(s) make publicly available their policies for evaluating and responding to requests for expanded access for individual patients. Although these requirements were rolled out over time, they have now come into full effect. This provision requires drug and biologic companies to make publicly available their policies for expanded access for individual patient access to products intended for serious diseases. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study with respect to an investigational drug; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

Human clinical trials are typically conducted in three sequential phases, but the phases may overlap or be combined. Additional studies may also be required after approval.

Phase 1 clinical trials are initially conducted in a limited population to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics in healthy humans or in patients. During Phase 1 clinical trials, information about the product candidate’s pharmacokinetics and pharmacological effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials.

Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials. Phase 2 clinical trials are well-controlled and closely monitored.

Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy and further test for safety in an expanded and diverse patient population at multiple geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 clinical trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a drug. Such Phase 3 clinical trials are referred to as "pivotal" trials.

In some cases, the FDA may approve an NDA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such post-approval trials are typically referred to as Phase 4 clinical trials. These trials are used to gain additional experience from the treatment of a larger number of patients in the intended treatment group and to further document a clinical benefit in the case of drugs approved under accelerated approval regulations. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of FDA approval for products.

Review and Approval of an NDA

In order to obtain approval to market a drug product in the United States, a marketing application must be submitted to the FDA that provides sufficient data establishing the safety, purity and potency of the product candidate for its intended indication. The application must include all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product candidate’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of the use of a product candidate, or from a number of alternative sources, including studies initiated by independent investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, purity and potency of the drug product to the satisfaction of the FDA.

The NDA is a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2021 is $2,875,842 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2021 is $336,432. Certain exceptions and waivers are available for some of these fees, such as a waiver for certain small businesses filing their first NDA.

Following submission of an NDA, the FDA conducts a preliminary review of the application generally within 60 calendar days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept the application for filing. In this event, the application must be resubmitted with the requested additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review.

Before approving an application, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including component manufacturing, finished product manufacturing and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.

Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Under the FDA Reauthorization Act of 2017, the FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain applications, including applications for products of which there is a shortage or those for which approval is dependent on remediation of conditions identified in the inspection report.

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events and whether the product is an NME.

Fast Track, Breakthrough Therapy, Priority Review and Regenerative Advanced Therapy Designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as Fast Track Designation, Breakthrough Therapy Designation, priority review designation and regenerative advanced therapy designation.

Specifically, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Second, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from 10 months to six months.

With passage of the 21st Century Cures Act (the "Cures Act") in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies and potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval to a product for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a product.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect of the product on the relevant clinical endpoints. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to initiate expedited proceedings to withdraw approval of the product. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of an NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a new product, it may limit the approved indications for use of the product. The agency may also require testing and surveillance programs to monitor the product after the initiation of commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, such as REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for health care professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs.

After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post-Approval Regulation

If regulatory approval for marketing of a product or a new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-approval regulatory requirements as well as any post-approval requirements that the FDA may have imposed as part of the approval process. The sponsor will be required to report, among other things, certain adverse reactions and manufacturing problems to the FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling requirements.

Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

A product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release, the manufacturer must submit samples of each lot, together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot, to the FDA. The FDA may perform certain confirmatory tests on lots of some products before releasing the lots for distribution. Finally, the FDA will conduct laboratory research related to the safety, purity, potency and effectiveness of pharmaceutical products.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

●	fines, warning letters, untitled letters, Form 483s or holds on post-approval clinical trials;

●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

●	product seizure or detention, or refusal to permit the import or export of products; or

●	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, health care professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information.

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCA, which regulate the distribution and tracing of prescription drug samples at the federal level, and set minimum standards for the regulation of distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

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

We intend to utilize the Animal Rule in seeking marketing approval for entolimod as a medical radiation countermeasure because we cannot ethically expose humans to lethal doses of radiation. Other countries may not at this time have established criteria for review and approval of these types of products outside their normal review process, i.e. there is no "Animal Rule" equivalent in countries other than the U.S., but some may have similar policy objectives in place for these product candidates

Emergency Use Authorization

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

The Company submitted a pre-EUA in 2015 in order to inform and expedite the FDA’s issuance of an EUA, should one become necessary in the event of an emergency. On May 27, 2021, we received a response from the FDA relating to our Pre-EUA submission for entolimod. In its response, the FDA indicated that additional information was required to meet the criteria for a potential Emergency Use Authorization. In order to meet the submission criteria, the FDA stated that it would need additional data to determine an effective dose for clinical use and would require additional efficacy information. The FDA will require additional clinical studies to evaluate this information. The Company will continue to work with the FDA to determine the necessary next steps and clinical studies requested to demonstrate efficacy and safety for a EUA. There is no guarantee that the FDA will ultimately agree that entolimod meets the criteria for EUA, or, if they do agree, that such agreement by the FDA will lead to procurement by the U.S. or other governments or further development funding.

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

Orphan Drug

Under the U.S. Orphan Drug Act, as amended by the FDA Reauthorization Act of 2017, the FDA may grant orphan drug designation to drugs or biologics intended to treat a "rare disease or condition," which is defined as having a prevalence of less than 200,000 individuals in the United States. FDA is currently implementing a modernization plan which may include new requirements or procedures that could impact the success of an orphan drug designation request. In certain circumstances, a sponsor may need to demonstrate that the product is clinically superior to a previously-approved drug in order to obtain orphan drug status, and FDA may issue regulations to implement this requirement. Orphan drug designation must be requested before submitting a NDA or BLA for the product. The FDA aims to respond to all orphan drug designation requests within 90 days of submission. Orphan drug designation does not shorten the regulatory review and approval process, nor does it provide any advantage in the regulatory review and approval process. However, if an orphan drug later receives approval for the indication for which it has designation, the relevant regulatory authority may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years in the United States.

Hatch-Waxman Act Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. Specifically, the applicant must certify with respect to each patent that:

●	the required patent information has not been filed;

●	the listed patent has expired;

●	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

●	the listed patent is invalid, is unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the application will not be approved until all of the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the applicant is not seeking approval).

If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earliest of 30 months after the receipt of the Paragraph IV notice, expiration of the patent and a decision in the infringement case that is favorable to the ANDA applicant.

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of an NCE, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earliest of 30 months, settlement of the lawsuit and a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to submitting the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The applicant, the FDA and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time. In addition, certain products that have received orphan drug designation are exempt from the requirements of the Pediatric Research Equity Act of 2003.

The FDA Reauthorization Act of 2017 established requirements governing certain molecularly targeted cancer indications. Any company that submits an NDA three years after the date of enactment of that statute must submit pediatric assessments with the NDA if the drug is intended for the treatment of an adult cancer and is directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer. The investigation must be designed to yield clinically meaningful pediatric study data regarding the dosing, safety and preliminary efficacy to inform pediatric labeling for the product.

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data.

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half of the time between the effective date of a clinical investigation involving human beings is begun and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Health Care Law and Regulation

Health care providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, patient privacy laws and regulations and other health care laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state health care laws and regulations include the following:

●

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid;

●

the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●

the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;

●

the FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;

●

numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability, private litigation and/or adverse publicity;

●

the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

●	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;

●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

●

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to health care items or services that are reimbursed by non-government third-party payors, including private insurers.

Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. Additionally, some state and local laws require the registration of pharmaceutical sales representatives in the jurisdiction. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Healthcare Reform

In the United States, there have been and continue to be a number of legislative and regulatory initiatives to broaden the availability of healthcare, improve the quality of healthcare and contain healthcare costs. In March 2010, the Affordable Care Act, or ACA, was enacted in the United States, which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among other ways in which it may affect the Company’s business, the ACA:

In March 2010, the ACA was enacted, which significantly changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA of importance to the pharmaceutical and biotechnology industry are the following:

●

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

●	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;

●

a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

●

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

●	a licensure framework for follow-on biologic products;

●	Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

●	a requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

●

establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending that began on January 1, 2011.

Since its passage, there have been political, legislative and judicial challenges to certain aspects of the ACA. During his time in office, President Trump signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements of the ACA, but those orders were revoked on January 28, 2021 under a new executive order signed by President Biden, who has signaled that his Administration plans to build on the ACA and expand the number of people who are eligible for subsidies under it. As part of that policy, he has directed federal agencies to begin reviewing and possibly rescinding all regulations, orders and policies, which are inconsistent with the goal of strengthening the ACA. Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. For example, The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate." On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire ACA. An appeal was taken to the U.S. Supreme Court, which heard arguments on the case on November 10, 2020. A ruling is expected in 2021. If the Supreme Court rules that the individual mandate is unconstitutional and unable to be severed from the remainder of the ACA, the remaining provisions of the ACA would be invalid. It is unclear how this case, along with other efforts to repeal and replace the ACA will impact the ACA and the Company’s business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. Specifically, the Joint Select Committee on Deficit Reduction was created to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year that will, due to subsequent legislative amendments, remain in effect through 2030 unless additional Congressional action is taken. However, pursuant to the CARES Act, the 2% Medicare sequester reductions have been suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

It is unknown what form any such changes or any law proposed to replace the ACA would take, and how or whether it may affect the Company’s business in the future. We expect that changes to the ACA, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

There will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices the Company will be able to charge and/or patients’ willingness to pay for the Company’s products. While in general it is too early to predict what effect, if any, any future healthcare reform legislation or policies will have on the Company’s business, current and future healthcare reform legislation and policies could have a material adverse effect on the Company’s business and financial condition.

General Data Protection Regulation

The collection, use, disclosure, transfer or other processing of personal data of individuals in the European Union, including personal health data, is governed by the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing notice to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the Company’s cost of doing business. Further, Great Britain’s exit from the European Union has created uncertainty with regard to data protection regulation in the UK and how transfers from the EU to the UK will be regulated.

HUMAN CAPITAL RESOURCES

As of March 25, 2022, Statera and its consolidated subsidiaries had 46 employees, 42 of whom are located in the U.S. There were no persons employed on a part-time basis. 35% of those employees were predominantly engaged in research and development and clinical study support activities and 65% were engaged in business activities from finance, legal, business development, human resources, facilities, or other general and administrative functions. None of the employees is represented by a labor union or covered by a collective bargaining agreement and the Company has not experienced any work stoppages. Statera Biopharma considers its relationship with its employees to be good.

ENVIRONMENT

We have made, and will continue to make, expenditures for environmental compliance and protection. Expenditures for compliance with environmental laws and regulations have not had, and are not expected to have, a material effect on our capital expenditures, results of operations, or competitive position.

AVAILABLE INFORMATION

We maintain a website at www.staterabiopharma.com. Information on our website is not incorporated by reference into this Annual Report on Form 10-K and does not constitute a part of this Annual Report on Form 10-K. We make available, free of charge, on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are available, electronically filed with, or furnished to the SEC. These reports are also available at the SEC’s website at www.sec.gov.

Item 1A. Risk Factors

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results:

•	We will require substantial additional financing in order to meet our business objectives;
•	We expect to continue to incur losses;
•	Our ability to use our net operating loss carryforwards may be limited;
•	We currently do not generate significant revenue from product sales and may never become profitable, or, if we achieve profitability, we may not be able to sustain it;
•	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a "going concern";
•	A failure to cure any alleged default under the Loan and Security Agreement, which allows the lender to take action, could have a material adverse effect on us.
•	Our growth strategy may require us to secure significant additional capital, the amount of which will depend upon the size, timing, and structure of future acquisitions or vertical integrations and our working capital and general corporate needs.
•	We are currently pursuing five clinical stage development product candidates, and our business is dependent on the success of all or any of such product candidates;
•	We may not be able to successfully and timely develop our products;
•	Our collaborative relationships with third parties could cause us to expend significant resources and incur substantial business risk with no assurance of financial return;
•

We will not be able to commercialize our product candidates if our preclinical development efforts are not successful, our clinical trials do not demonstrate safety or our clinical trials or pivotal animal studies do not demonstrate efficacy;

•

Interim, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data becomes available and is subject to audit and verification procedures that could result in material changes in the final data;

•	Panacela and GPI have significant non-controlling interest holders and, as such, each may not be operated solely for our benefit;
•

If parties on whom we rely to manufacture our product candidates do not manufacture them in satisfactory quality, in a timely manner, in sufficient quantities, or at an acceptable cost, clinical development and commercialization of our product candidates could be delayed;

•	If the market opportunities for our products are smaller than we expected, our revenue may be adversely affected, and our business may suffer;
•	We may not be able to obtain regulatory approval in a timely manner or at all and the results of future clinical trials and pivotal efficacy studies may not be favorable;
•	Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside of our control;
•

Compensatory arrangements with our scientific advisors or consultants could result in increased regulatory scrutiny and ultimately lead to the delay or denial of marketing approval for our product candidates;

•	Failure to obtain regulatory approval in international jurisdictions could prevent us from marketing our products abroad;
•	The Fast Track designation for entolimod may not actually lead to a faster development or regulatory review or approval process;
•

We may seek Breakthrough Therapy Designation for some of our product candidates. The designation may not be granted and, even if granted by the FDA, such designation may not lead to a faster development of any product candidate or approval process for any product candidate;

•

If the FDA does not conclude that certain of our product candidates satisfy the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements for such product candidates under Section 505(b)(2) are not as expected, the approval pathway for those product candidates will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful;

•

The pre-EUA submission we made to the FDA in 2015 may not be successful and, even if such submission is successful, it may not accelerate BLA approval of entolimod or result in any purchase by the U.S. government for this product;

•	Even if our drug candidates obtain regulatory approval, we will be subject to ongoing government regulation;
•	If physicians and patients do not accept and use our drugs, we will not achieve sufficient product revenues and our business will suffer;
•

Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize our product candidates and may affect the prices we may set for such products;

•

We are subject to various foreign, federal, and state healthcare and privacy laws and regulations, and our failure to comply with these laws and regulations could harm our results of operations and financial condition;

•	We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations;
•

We rely on licensed patents to protect our technology. We may be unable to obtain or protect such intellectual property rights and we may be liable for infringing upon the intellectual property rights of others;

•	If we fail to comply with our obligations under our license agreements with third parties, we could lose our ability to develop our product candidates;
•	We depend on intellectual property licensed from third parties, and our licensors may not always act in our best interest;
•	If we are not able to protect and control our unpatented trade secrets, know-how and other technology, we may suffer competitive harm;
•	Changes in patent law in the U.S. and in non-U.S. jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates;
•	The biopharmaceutical market in which we compete is highly competitive;
•	The COVID-19 pandemic could adversely impact our business, operations and clinical development timelines and plans;
•	Our growth could be limited if we are unable to attract and retain key personnel and consultants;

•	We may be subject to damages resulting from claims that we, our employees or our consultants have wrongfully used or disclosed alleged trade secrets of their former employers;
•

Our former laboratories used, and our subtenants use, certain chemical and biological agents and compounds that may be deemed hazardous and we are subject to various safety and environmental laws and regulations. Our compliance with these laws and regulations may result in significant costs, which could materially reduce our ability to become profitable;

•

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively;

•

We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage to our reputation, and subject it to significant financial and legal exposure;

•	Political or social factors may delay or impair our ability to market our products;
•	Failure to comply with the U.S. Foreign Corrupt Practices Act and similar foreign laws could subject us to penalties and other adverse consequences;
•	The recent resignation of our independent accounting firm could delay our future SEC filings and adversely affect our business;
•

Changes in accounting standards, especially those that relate to management estimates and assumptions, are unpredictable and subject to interpretation by management and our independent registered public accounting firm and may materially impact how we report and record our financial condition;

•

We have experienced transitions in our management team, our board of directors and our independent registered public accounting firm in the past and may continue to do so in the future, which could result in disruptions in our operations and harm our business;

•	Political, economic and governmental instability in Russia and Russian military action in the Ukraine could materially adversely affect our operations and financial results;
•	The legal system in Russia can create an uncertain environment for business activity, which could materially adversely affect our business and operations in Russia;
•	Actions by the tax authorities in Russia may result in the sudden imposition of arbitrary or onerous taxes on our operations in Russia;
•	Selective or arbitrary government action may have an adverse effect on our business;
•	Shareholder liability under Russian legislation could cause us to become liable for the obligations of our subsidiaries;
•	Our Russian operating entities can be forced into liquidation on the basis of formal noncompliance with certain legal requirements;
•	Crime and corruption could disrupt our ability to conduct our business;
•	Our largest stockholder has the potential to significantly influence our business, which may be disadvantageous to other stockholders;
•	The price of our common stock has been and could remain volatile, which may in turn expose us to securities litigation;
•

We have, in the past failed, and currently fail to satisfy certain continued listing requirements of the Nasdaq Capital Market and could fail to satisfy these requirements again in the future. Our failure to meet the continued listing requirements of Nasdaq Capital Market could result in a delisting of our common stock;

•	If our common stock is delisted from the Nasdaq and the price of our common stock remains below $5.00 per share, our common stock would come within the definition of "penny stock";
•	Issuance of additional equity may adversely affect the market price of our stock;
•	The eventual public resale by certain of our significant stockholders could have a negative effect on the trading price of our common stock;
•	We do not intend to pay dividends for the foreseeable future;
•	If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our stock price and trading volume could decline; and
•	Our operations could be disrupted by natural or human causes beyond our control.

Risks Relating to our Financial Position and Need for Additional Financing

We will require substantial additional financing in order to meet our business objectives.

Since our inception, most of our resources have been dedicated to preclinical and clinical research and development ("R&D") of our product candidates. In particular, we are currently developing several product candidates, including entolimod and in our STAT-200 and STAT-400 AIMS programs: STAT-201, STAT-205 and STAT-401, and intend to pursue additional product candidates in the future, including STAT-202, STAT-203 and STAT-204, each of which will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future in the development of these product candidates. These expenditures will include costs associated with preclinical and clinical R&D, obtaining regulatory approvals, product manufacturing, corporate administration, business development, and marketing and selling for approved products. In addition, other unanticipated costs may arise. As of December 31, 2021, our cash, cash equivalents, and short-term investments amounted to approximately $2.0 million.

Our operations have consumed substantial amounts of cash since inception. The net cash used for operating activities was $30.2 million and $5.1 million for the years ended December 31, 2021 and 2020, respectively. We expect our expenses to increase in connection with ongoing activities, particularly as we conduct planned clinical trials for entolimod and our STAT-200 and STAT-400 AIMS programs, continue research and development and initiate clinical trials of other development programs and seek regulatory approval for current product candidates and any future product candidates we may develop.

In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates. Furthermore, if and to the extent we seek to acquire or in-license additional product candidates in the future, we may be required to make significant upfront payments, milestone payments, and/or licensing payments.

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
•

the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates including the possibility that applicable regulators may require that us to perform more studies than those that are currently expected;

•	the cost of commercialization activities for any of our product candidates that are approved for sale, including marketing, sales, and distribution costs;
•	the cost of manufacturing our product candidates and any products we successfully commercialize;
•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the timing, receipt, and amount of sales of, or royalties on, our future products, if any; and
•	the number and characteristics of product candidates that we may in-license and develop.

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

We may require additional capital beyond our currently forecasted amounts and additional funds may not be available when we need them, on terms that are acceptable to us, or at all. In addition, the novel coronavirus known as COVID-19 and recent events, including the Russian military action in the Ukraine and the response by the United States and other countries, have significantly disrupted world financial markets, negatively impacted U.S. market conditions and may reduce opportunities for us to seek out additional funding. In particular, a decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. On March 25, 2022, we received a letter from our principal secured lender in which such lender alleged that we were in default of our obligations under the loan agreement with such lender. As a result, the lender foreclosed on $4.8 million of our cash previously held in a bank account subject to a control agreement in favor of the lender, leaving us with little operating cash. If we fail to raise sufficient additional financing, on terms and dates acceptable to us, we may not be able to continue our operations and the development of our product candidates, our patent licenses may be terminated, we may be required to reduce staff, reduce or eliminate research and development, slow the development of our product candidates, outsource or eliminate several business functions or shut down operations or seek the protection of federal insolvency laws.

We expect to continue to incur losses.

We have incurred significant losses to date. We reported net losses of approximately $106.8 million and $12.1 million for the years ended December 31, 2021 and 2020, respectively As of December 31, 2021, we had an accumulated deficit of approximately $134.45 million.  Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect significant losses to continue for the next few years as we spend substantial sums on the continued R&D of our proprietary product candidates, and there is no certainty that we will ever become profitable as a result of these expenditures. Even if any of our product candidates are approved, sales and marketing activities in connection with such approved product candidates, together with anticipated general and administrative expenses, will likely result in the Company incurring significant losses for the foreseeable future. As a result of losses that will continue throughout our development stage, we may exhaust our financial resources and be unable to complete the development of our product candidates.

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

As of December 31, 2021, we had federal net operating loss carryforwards ("NOLs") of $197.8 million to offset future taxable income, of which $140.6 million begins to expire if not utilized by 2037, and $57.2 million, which has no expiration.

The July 2015 purchase of 6,459,948 shares of common stock by David Davidovich, currently our largest stockholder, yielded a post-transaction ownership percentage of 60.2% for him and following the Merger, Mr. Davidovich’s ownership percentage was 18.2%. We believe it highly likely that this transaction will be viewed by the U.S. Internal Revenue Service as a change of ownership as defined by Section 382 of the Internal Revenue Code ("Section 382"). Consequently, the utilization of the NOL and tax credit carryforwards in existence at July 9, 2015, will be limited according to the provisions of Section 382, which could significantly limit the Company’s ability to use these carryforwards to offset taxable income on an annual basis in future periods. As such, a significant portion of these carryforwards could expire before they can be utilized, even if the Company is able to generate taxable income that, except for this transaction, would have been sufficient to fully utilize these carry forwards.

We currently do not generate significant revenue from product sales and may never become profitable, or, if we achieves profitability, we may not be able to sustain it.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue, including our product candidates for which we have received approval in certain foreign jurisdictions. This will require us to be successful in a range of challenging activities, including completing clinical trials of our product candidates, obtaining regulatory approval for such product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are currently only in the preliminary stages of most of these activities and will only initiate a Phase 3 trial for STAT-201 in the United States in the second quarter of 2022.

Even if we receive regulatory approval of products in our STAT-200 or STAT-400 AIMS programs or any other product candidates, there can be no guarantee that we will generate revenue from such products. Our ability to generate revenue from sales of our product candidates depends on a number of factors, including our ability to:

•	complete research regarding, and nonclinical and clinical development of, our proprietary product candidates;
•	formulate appropriate dosing protocols and drug preparation methods;
•	obtain regulatory approvals and marketing authorizations for product candidates for which we complete clinical trials;
•	develop sustainable and scalable manufacturing processes, including establishing and maintaining commercially viable supply relationships with third parties;
•	compliantly launch and commercialize product candidates for which we obtains regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor;
•	obtain market acceptance of our product candidates and their routes of administration as viable treatment options;
•	identify, assess, acquire and/or develop new product candidates;
•	address any competing technological and market developments; and
•	negotiate and maintain favorable terms in any collaboration, licensing or other arrangements into which we may enter;

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a "going concern."

We and our auditors have concluded that substantial doubt exists about our ability to continue as a going concern for the next 12 months from the date of the financial statements included in this annual report. Additionally, as a result of the letter we received on March 25, 2022 from our principal secured lender, in which such lender alleged that we were in default of our obligations under the loan agreement with such lender, the lender foreclosed on $4.8 million of our cash previously held in a bank account subject to a control agreement in favor of the lender, leaving us with little operating cash. We intend to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify our operational plans to continue as a going concern or even seek the protection of federal insolvency laws.

A failure to cure any alleged default under the Loan and Security Agreement, which allows the lender to take action, could have a material adverse effect on us.

As of December 31, 2021, we had approximately $15 million of debt outstanding under our Loan and Security Agreement, dated as of April 26, 2021, between the Company and Avenue Venture Opportunities Fund, L.P. ("Avenue"), as the lender, (the "Loan Agreement"). On March 25, 2022, we received a letter (the "Letter") from Avenue alleging events of default in violation of certain provisions of the Loan Agreement. In the Letter, Avenue purported to exercise its rights to suspend further loans or advances to us under the Loan Agreement and to accelerate the amount due under the Loan Agreement, which it asserts to be approximately $11.2 million, inclusive of fees of penalties. Avenue further states in the letter that interest will continue to accrue on the outstanding amounts at the default rate of 5.0%. In furtherance of the allegations set forth in the Letter, Avenue foreclosed on approximately $4.8 million of our cash. We are in the process of determining whether the assertion of our default gives rise to, accelerates or otherwise results in a violation or event of default under any of its other material obligations.

On April 18, 2022, we have entered into a Forbearance and Second Amendment to Loan Documents (the "Forbearance Agreement") regarding the Loan Agreement, pursuant to which Avenue agreed, among other things, during the period commencing on April 18, 2022 through and including May 31, 2022 to forbear from enforcing their rights or seeking to collect payment of our debt. If the Company does not obtain a further amendment or waiver of the defaults or if Avenue takes the position that the Company has not complied with the terms of the Forbearance Agreement, there can be no assurance that Avenue will not take action to collect payment of our debt or dispose of collateral securing the debt. In such event, we could be forced to file for bankruptcy protection and stockholders would likely lose their entire investment in us.

We cannot provide any assurance that Avenue would provide us with a waiver of default or further extension of the Forbearance Agreement should we not be in compliance in the future. A failure to maintain compliance, in the event Avenue does not agree to a waiver or extension to the Forbearance Agreement, would cause the outstanding borrowings to be in default and payable on demand which would have a material adverse effect on us.

Our growth strategy may require us to secure significant additional capital, the amount of which will depend upon the size, timing, and structure of future acquisitions or vertical integrations and our working capital and general corporate needs.

Our growth strategy includes the possible acquisition of other businesses and the potential integration of new product lines or related products. These actions may require us to secure significant additional capital through the borrowing of money or the issuance of equity. Any borrowings made to finance future strategic initiatives could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. If our cash flow from operations is insufficient to meet our debt service requirements, we could then be required to sell additional equity securities, refinance our obligations or dispose of assets in order to meet our debt service requirements. Adequate financing may not be available if and when we need it or may not be available on terms acceptable to us. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects.

Further, we could choose to finance acquisitions or other strategic initiatives, in whole or in part through the issuance of our common stock or securities convertible into or exercisable for our common stock. If we do so, existing stockholders will experience dilution in the voting power of their common stock and earnings per share could be negatively impacted. The extent to which we will be able and willing to use our common stock for acquisitions and other strategic initiatives will depend on the market value of our common stock and the willingness of potential third parties to accept our common stock as full or partial consideration. Our inability to use our common stock as consideration, to generate cash from operations, or to obtain additional funding through debt or equity financings in order to pursue our strategic initiatives could materially limit our growth.

Risks Related to Product Development

We are currently pursuing five clinical stage development product candidates, and our business is dependent on the success of all or any of such product candidates.

We expect that a substantial portion of our efforts and expenditures over the next several years will be devoted to developing the product candidates in the STAT-200 and STAT-400 AIMS programs. We are actively pursuing three clinical stage developmental product candidates in our STAT-200 and STAT-400 AIMS programs: STAT-201, STAT-205 and STAT-401, and intend to pursue additional product candidates in the future, including STAT-202, STAT-203 and STAT-204. Our most advanced drug candidate, STAT-201, is focused on the restoration of mucosal healing and intestinal barrier function as an adjunct to the standard of care in pediatric Crohn’s Disease. Subject to discussions with the FDA, we are currently preparing to initiate a Phase 3, multicenter, randomized, double blind, placebo controlled, parallel group clinical trial to evaluate the efficacy and safety of STAT-201 in pediatric subjects with active Crohn’s disease. Our other drug candidates include STAT-401, an injectable pentapeptide that we plan to develop as an adjunct to the standard of care therapy to extend the duration of disease remission in patients with pancreatic cancer. Subject to discussions with the FDA, we are pursuing a phase 2 development program for STAT-401 and plan to initiate a Phase 1b/2 clinical trial in the second half of 2022. We are in the process of developing STAT-203 to prevent disease progression in patients with MS. Subject to discussions with the FDA and submission and acceptance of an IND, and adequate financial capital, we may develop a phase 2 clinical trial for STAT-203 which would be expected to begin in 2023. We are additionally in the process of developing STAT-202, a selective immunomodulatory, to reduce the pain associated with fibromyalgia. Subject to discussions with the FDA and submission and acceptance of an IND, and adequate financial capital, we may develop STAT-202 in the management of fibromyalgia in [2023 or 2024]. We have received authorization from the FDA to commence a Phase 2 study using STAT-205 to prevent the advancement of SARS-CoV-2 infected patients from mild to severe disease. We anticipate initiating enrollment of patients in this clinical trial this year. Accordingly, our business depends heavily on the successful development, regulatory approval, and commercialization the product candidates in the STAT-200 and STAT-400 AIMS programs. We can provide no assurance that these product candidates will receive regulatory approval or be successfully commercialized even if such candidates received regulatory approval. If we discontinue development of the product candidates in the STAT-200 and STAT-400 AIMS programs, or these candidates fail to achieve significant market acceptance, we may never achieve profitability.

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
•

we are not successful in hiring, training, and deploying a sales force or contracting with third parties to commercialize our product candidates or in creating market demand for our product candidates through marketing, sales and promotion activities;

•	our product candidates fail to achieve market acceptance by patients, the medical community, and/or third-party payors; or
•	or we do not maintain patent and trade secret protection and regulatory exclusivity for our product candidates.

Even if we successfully obtain approval from the FDA and foreign regulatory authorities for the product candidates in the STAT-200 and STAT-400 AIMS programs, any approval might contain significant limitations related to use as well as warnings, precautions or contraindications, or requirement for a risk evaluation and mitigation strategy, or REMS. Any such limitations or restrictions could similarly impact any supplemental marketing approvals we may obtain for the product candidates in the STAT-200 and STAT-400 AIMS programs. Furthermore, even if we obtain regulatory approval for the product candidates in the STAT-200 and STAT-400 AIMS programs, we will still need to develop a commercial infrastructure or develop relationships with collaborators to commercialize, establish a commercially viable pricing structure and obtain coverage and adequate reimbursement from third-party payors, including government healthcare programs. If we, or any future collaborators, are unable to successfully commercialize the product candidates in the STAT-200 and STAT-400 AIMS programs, we may not be able to generate sufficient revenue to continue our business.

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

Engagement of CROs, study investigators, and other third parties for clinical or animal testing or data management services, for example, transfers substantial responsibilities to these parties. As such we are dependent on these parties to timely execute their contracted work in a quality manner that complies with relevant standards and regulations such as GLPs. Failure of these parties to deliver timely and quality services could result in delays in, or termination of, contracted R&D activities. For example, if any of our clinical trial sites fail to comply with GCPs or our pivotal animal studies fail to comply with GLP regulations we may be unable to use the data generated. Consequently, if contracted CROs or other third parties do not properly execute their duties or fail to meet expected deadlines, our research activities may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for or successfully commercialize our product candidates.

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

In addition, a failure of one or more of our clinical trials or animal studies can occur at any stage of testing and such failure could have a material adverse effect on our ability to generate revenue and could require us to reduce the scope of or discontinue our operations. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial or animal study process that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

•	we may fail to reach an agreement with regulators or IRBs regarding the scope, design, or implementation of clinical trials;
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
•

the supply or quality of raw materials or manufactured product candidates (whether provided by the Company or third parties) or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or in a timely manner, or we may experience interruptions in supply;

•

the number of patients required for clinical trials of our current and future product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or be lost to follow-up at a higher rate than we anticipate;

•

patients that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the study or clinical trial, increase the needed enrollment size for the clinical trial or extend our duration;

•	clinical trial participants may elect to participate in alternative clinical trials sponsored by our competitors with product candidates that treat the same indications as our product candidates;
•

we may not be successful in recruiting a sufficient number of qualifying subjects for our clinical trials or certain animals used in our animal studies or facilities conducting our studies may not be available at the time that we plan to initiate a study;

•	the effects of our product candidates may not be the desired effects, may include undesirable side effects, or the product candidates may have other unexpected characteristics;
•	there may be regulatory questions or disagreements regarding interpretations of data and results, or new information may emerge regarding our current and future product candidates
•	the FDA or comparable foreign regulatory authorities may not accept data from studies with clinical trial sites in foreign countries;
•

the FDA or comparable foreign regulatory authorities may disagree with our proposed indications, fail to approve or subsequently find fault with the manufacturing processes or our manufacturing facilities for clinical and future commercial supplies, and may take longer than we anticipate to review any regulatory submissions it may make for our current or any future product candidates;

•	we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development; and
•	our collaborators that conduct our clinical or pivotal animal studies could go out of business and not be available for FDA inspection when we submit our product for approval.

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned clinical trials. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues.

The results from preclinical studies or clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, including genetic differences, patient adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Additionally, any future preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

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

Interim, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data becomes available and is subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary or topline results reported may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data has been received and fully evaluated. Topline data also remains subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our clinical studies. Interim data from clinical trials that we complete is subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

Panacela and GPI have significant non-controlling interest holders and, as such, each may not be operated solely for our benefit.

As of December 31, 2021, we owned 67.57% of the equity interests in Panacela and 50% of the equity interests in GPI. Rusnano, a fund regulated by the Russian government, is a significant shareholder, along with other minority shareholders, in Panacela. Everon, a Buffalo, New York-based biopharmaceutical company, holds the other 50% of the equity interest in GPI. Additionally, as a result of its investment in GPI, Norma was granted a number of governance and other rights with respect to GPI. As such, we share ownership and management of Panacela and GPI with other parties who may not have the same goals, strategies, priorities or resources as we do.

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

We understand that until February 2022, Norma was majority controlled or owned, indirectly, by Roman Abramovich, a global investor with ties to high-level members of the government of Russia. While neither Norma nor Mr. Abramovich have been the subject of sanctions by the US Government , the government of the UK has ordered asset freezes, imposed travel bans and otherwise imposed sanctions on Mr. Abramovich. Major media organizations have reported that ownership in Norma was transferred from Mr. Abramovich to David Davidovich, the holder of approximately [20]% of our common stock who is not, as of the filing date of this Annual Report on Form 10-K, subject to sanctions by the US or UK governments. If governing authorities in the UK unwind this transfer or if Norma or Mr. Davidovich become subject to sanctions by the US or UK governments, it may be difficult or impossible for Norma, which is a British Virgin Islands company subject to UK jurisdiction, to invest further funds in GPI and/or for GPI to issue shares or remit funds to Norma should the contractual terms of Norma’s investment in GPI otherwise require it to. This could materially and adversely affect the value of our investment in GPI, which could have a material adverse effect on our business prospects, financial condition, results of operations and cash flows.

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

To date, our product candidates have only been manufactured in quantities sufficient for preclinical studies and initial clinical trials. We rely on a single contract organization, Wacker Biotech B.V., for production of each of our STAT -600 product candidates. For a variety of reasons, dependence on any single manufacturer may adversely affect our ability to develop and commercialize our product candidates in a timely and competitive manner. In addition, our current contractual arrangements alone may not be sufficient to guarantee that we will be able to procure the needed supplies as we complete clinical development and/or enter commercialization.

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

If the market opportunities for our products are smaller than we expected, our revenue may be adversely affected, and our business may suffer.

The precise incidence and prevalence for all the conditions we aim to address with our product candidates are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new trials may change the estimated incidence or prevalence of these diseases. The total addressable market across all of our product candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each of our product candidates approved for sale for these indications, the availability of alternative treatments and the safety, convenience, cost and efficacy of our product candidates relative to such alternative treatments, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients in the U.S. and other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

Even if we eventually complete clinical trials and receive approval for our product candidates, the FDA or EMA may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or the implementation of a REMS, which may be required to ensure safe use of the drug after approval.

Delays in obtaining FDA, EMA, or any other necessary regulatory approvals of any proposed product or the failure to receive such approvals would have an adverse effect on our ability to develop such product, the product’s potential commercial success and/or on our business, prospects, financial condition and results of operations.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside of our control.

Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of completion of clinical trials depends in part on the speed at which we can recruit patients to participate in testing such product candidates, and we may experience delays in our clinical trials if it encounters difficulties in enrollment or retention. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the effectiveness of patient recruitment efforts, delays in enrollment due to travel or quarantine policies, or other factors, related to the COVID-19 pandemic, the existing body of safety and efficacy data with respect to the study candidate, the number and nature of competing existing treatments for our target indications, the number and nature of ongoing trials for other product candidates in development for our target indications, patients with pre-existing conditions that preclude their participation in any trial, the proximity of patients to clinical sites and the eligibility criteria for the study. Furthermore, any other negative results we may report in clinical trials of any of our product candidates in the future may make it difficult or impossible to recruit and retain patients in other clinical trials of those product candidates. Similarly, negative results reported by our competitors about their product candidates may negatively affect patient recruitment in our clinical trials. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible.

Compensatory arrangements with our scientific advisors or consultants could result in increased regulatory scrutiny and ultimately lead to the delay or denial of marketing approval for our product candidates.

Principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between the Company and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

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

We have obtained a "Fast Track" designation from the FDA for entolimod’s biodefense indication. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply to the FDA for Fast Track Designation. However, we may not experience a faster development process, review, or approval compared to conventional FDA procedures. The FDA may withdraw our Fast Track designation if the FDA believes that the designation is no longer supported by data from our clinical or pivotal development program. Our Fast Track designation does not guarantee that we will qualify for or be able to take advantage of the FDA’s expedited review procedures or that any application that we may submit to the FDA for regulatory approval will be accepted for filing or ultimately approved.

We may seek Breakthrough Therapy Designation for some of our product candidates. The designation may not be granted and, even if granted by the FDA, such designation may not lead to a faster development of any product candidate or approval process for any product candidate.

We may seek a Breakthrough Therapy Designation for some of our product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. Even if we receives breakthrough therapy designation, the receipt of such designation for a product candidate may not result in a faster development of any product candidate or approval process for product candidate. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

If the FDA does not conclude that certain of our product candidates satisfy the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements for such product candidates under Section 505(b)(2) are not as expected, the approval pathway for those product candidates will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

We plan to seek FDA approval through the Section 505(b)(2) regulatory pathway for several of our product candidates. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to the Company under the FDCA, would allow an NDA submitted by us to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for our product candidates by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for these product candidates, and complications and risks associated with these product candidates, would likely substantially increase. We may need to obtain additional funding, which could result in significant dilution to the ownership interests of our then existing stockholders to the extent we issue equity securities or convertible debt. We cannot guarantee that we would be able to obtain such additional financing on terms acceptable to us, if at all. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway would likely result in new competitive products reaching the market more quickly than our product candidates, which would likely materially adversely impact on our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, there is no guarantee that our product candidates will receive the requisite approvals for commercialization.

In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2) over the last few years, certain brand-name pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may change its Section 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that the Company submits under Section 505(b)(2). In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA. These requirements may give rise to patent litigation and mandatory delays in approval of our NDAs for up to 30 months or longer depending on the outcome of any litigation. It is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. In addition, even if we are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee this would ultimately lead to faster product development or earlier approval.

Moreover, even if our product candidates are approved under Section 505(b)(2), the approval may be subject to limitations on the indicated uses for which the products may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the products.

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

Further, even if our pre-EUA submission is authorized, there is no guarantee that such authorization will lead to procurement by the U.S. or other governments If we are not successful in partnering entolimod or completing the development, licensure and commercialization of entolimod for its biodefense indication use, or if we are significantly delayed in doing so, our business may be materially harmed.

Even if our drug candidates obtain regulatory approval, we will be subject to ongoing government regulation.

Even if our drug candidates obtain regulatory approval, our products will be subject to continuing regulation by international health authorities, updated safety and efficacy information must be maintained and provided to the authorities. We or our collaborative partners, if any, must comply with requirements concerning advertising and promotional labeling, including the prohibition against promoting non-approved or "off-label" indications or products. Failure to comply with these requirements could result in significant enforcement action by the international health authorities, including warning letters, orders to pull the promotional materials and substantial fines.

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

Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize our product candidates and may affect the prices we may set for such products.

In the U.S. and some foreign jurisdictions, there have been a number of adopted and proposed legislative and regulatory changes regarding the healthcare system that could prevent or delay regulatory approval of the product candidates in the STAT-200 and STAT-400 AIMS programs or any of our other product candidates, restrict or regulate post-marketing activities and affect our ability to profitably sell any of our product candidates for which it obtains regulatory approval.

In the U.S., the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, changed the way Medicare covers and pays for pharmaceutical products. Cost reduction initiatives and other changes to provisions of this legislation could limit the coverage and reimbursement rate that the Company receives for any of our approved products. While the MMA only applies to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the "Affordable Care Act," was enacted, which includes measures that have or will significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the Affordable Care Act of greatest importance to the pharmaceutical industry are the following:

●

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Effective in 2010, the Affordable Care Act made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic agents from 15.1% of AMP to 23.1% of AMP and adding a new rebate calculation for "line extensions" (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP.

●

Effective in 2010, the Affordable Care Act expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs when used for the orphan indication. In July 2013, the Health Resources and Services Administration (HRSA) issued a final rule allowing the newly eligible entities to access discounted orphan drugs if used for non-orphan indications. While the final rule was vacated by a federal court ruling, HRSA has stated it will continue to allow discounts for orphan drugs when used for any indication other than for orphan indications. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

●

The Affordable Care Act created the Independent Payment Advisory Board, "IPAB," which, beginning in 2014, has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. Under certain circumstances, these recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings. IPAB recommendations are only required when Medicare spending exceeds a target growth rate established by the Affordable Care Act. Members of the IPAB have still not been appointed and Medicare cost growth is below the threshold that would require IPAB recommendations.

●

The Affordable Care Act established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

●

Effective January 1, 2020, the federal spending package permanently eliminated the Affordable Care Act-mandated "Cadillac" tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax.

●

On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the "individual mandate" was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court also dismissed the latest challenge to the Affordable Care Act in June 2021. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act.

Further changes to and under the Affordable Care Act remain possible. It is unknown what form any such changes or any law proposed to replace the Affordable Care Act would take, and how or whether it may affect our business in the future. The Company expects that changes to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

The Company expects that the ACA, as well as other healthcare reform measures that have and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that the Company receives for our product candidates and could seriously harm our future revenues. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent the Company from being able to generate revenue, attain profitability or successfully commercialize our product candidates.

The Company is not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject the Company to more stringent product labeling and post-marketing approval testing and other requirements.

In Europe, the United Kingdom withdrew from the European Union on January 31, 2020. A significant portion of the regulatory framework in the United Kingdom is derived from the regulations of the European Union, and European Union pharmaceutical law remains applicable to the United Kingdom until December 31, 2020. The Company cannot predict what consequences the withdrawal of the United Kingdom from the European Union might have on the regulatory frameworks of the United Kingdom or the European Union, or on our future operations, if any, in these jurisdictions.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare. The company cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for our product candidates, if they obtain regulatory approval;
•	our ability to receive or set a price that it believes is fair for our products;
•	our ability to generate revenue and achieve or maintain profitability;
•	the level of taxes that we are required to pay; and
•	the availability of capital.

If adopted, these and other healthcare reform measures may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved.

We are subject to various foreign, federal, and state healthcare and privacy laws and regulations, and our failure to comply with these laws and regulations could harm our results of operations and financial condition.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers expose us to broadly applicable foreign, federal and state fraud and abuse and other healthcare and privacy laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conducts our operations, including how it researches, markets, sells and distributes any products for which we obtain marketing approval. Such laws include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, in return for, either the referral of an individual or the purchase, lease, or order, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

•

the federal false claims and civil monetary penalties laws, including the civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making or causing to be made a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, also impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers as well as their business associates that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information;

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to payments and other "transfers of value" made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers, or by the patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; state and local laws that require the registration of pharmaceutical sales representatives; state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA; state and foreign governments that have enacted or proposed requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals (including the EU General Data Protection Regulation 2016/679, or GDPR, and the California Consumer Protection Act, or CCPA), and federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use, and dissemination of data, thus complicating compliance efforts.

As of May 25, 2018, the GDPR replaced the Data Protection Directive with respect to the processing of personal data in the European Union. The GDPR imposes many requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data and additional obligations when the Company contracts third-party processors in connection with the processing of the personal data. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties.

Ensuring that our internal operations and business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our consulting and advisory board arrangements with physicians and other healthcare providers, do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from U.S. government funded healthcare programs, such as Medicare and Medicaid, or similar programs in other countries or jurisdictions, disgorgement, individual imprisonment, contractual damages, reputational harm, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, diminished profits and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly, time consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against it, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusion from government funded healthcare programs and imprisonment. If any of the above occur, it could adversely our ability to operate our business and our results of operations.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and anti-corruption and anti-money laundering laws and regulations, including the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, clinical research organizations, contractors and other collaborators and partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the U.S., to sell our products abroad once it enters a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, clinical research organizations, contractors and other collaborators and partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

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

Although the Company has succeeded in licensing technology from The Penn State Research Foundation, Dr. Jill Smith /, LDN Research LLD and, Noreen Griffin and Fengping Shan in the past, the Company cannot guarantee that it will be able to in-license or acquire the rights to any product candidates or technologies from third parties on acceptable terms or at all. In addition, in April 2021, Dr. Jill Smith sent Old Cytocom a notice of termination of the license with Jill Smith and LDN Research Group, LLC (the "Licensor Parties"), however, the Licensor Parties are currently negotiating revised terms of the license agreement. There can be no assurance that the Company will be successful in negotiating revised terms to this license on acceptable terms, or at all.

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

In addition, the in-licensing and acquisition of these technologies is a highly competitive area, and a number of more established companies are also pursuing strategies to license or acquire product candidates or technologies that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to license rights to us. Furthermore, we may be unable to identify suitable product candidates or technologies within our area of focus. If we are unable to successfully obtain rights to suitable product candidates or technologies, our business and prospects could be materially and adversely affected.

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

We depend on intellectual property licensed from third parties, and our licensors may not always act in our best interest

If our licensors fail to adequately protect our licensed intellectual property, our ability to commercialize product candidates could suffer. We do not have complete control over the maintenance, prosecution and litigation of our in-licensed patents and patent applications and may have limited control over future intellectual property that may be in-licensed. For example, we cannot be certain that activities such as the maintenance and prosecution by our licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. It is possible that our licensors’ infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves or may not be conducted in accordance with our best interests.

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

Changes in patent law in the U.S. and in non-U.S. jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain.

Past or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. For example, in March 2013, under the Leahy-Smith America Invents Act, or America Invents Act, the U.S. moved from a "first to invent" to a "first-to-file" patent system. Under a "first-to-file" system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes continue to evolve as the USPTO continues to promulgate new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the "first-to-file" provisions, only became effective in March 2013. In addition, the courts have yet to address many of these provisions and the applicability of the act and new regulations on the specific patents discussed in this filing have not been determined and would need to be reviewed. Moreover, the America Invents Act and our implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

Additionally, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that the Company might obtain in the future. For example, in the case, Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patent-eligible.

Similarly, other cases by the U.S. Supreme Court have held that certain methods of treatment or diagnosis are not patent-eligible. U.S. law regarding patent-eligibility continues to evolve. While we do not believe that any of our owned or in-licensed patents will be found invalid based on these changes to U.S. patent law, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. Any similar adverse changes in the patent laws of other jurisdictions could also have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The COVID-19 pandemic that began in December 2019 has continued to affect most countries around the world, including the United States, where a national emergency was declared in 2020. The continued spread of COVID-19 in the United States and worldwide, as well as the government-ordered shutdowns and shelter-in-place orders imposed to counter the pandemic, led to severe disruptions to the global economy, especially in the year ended December 31, 2020. In this connection, on March 20, 2020, the Governor of the State of New York announced that 100% of the workforce of all businesses, excluding essential services, must stay home. During the effectiveness of this order, we implemented a work-from-home policy for all employees based in our headquarters, then located in Buffalo, New York.  While we generally experienced few effects from the COVID-19 pandemic during 2021, the extent to which COVID-19 may impact our business, research and development efforts, preclinical studies, clinical trials, prospects for regulatory approval of our drug candidates, and operations remains uncertain and will depend on future developments that cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, the pace and effectiveness of vaccination efforts, the extent and duration of travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. In addition, if we or any of the third parties with whom we engage were to experience or re-experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations.

Our growth could be limited if we are unable to attract and retain key personnel and consultants.

Our success depends, in large part, on our ability to identify, hire, integrate, retain, and motivate qualified executive officers and other key employees throughout all areas of our business. We greatly depend on the efforts of our executive officers to manage our operations. In addition, we utilize highly skilled personnel in operating and supporting our business, as we have limited experience in filing and prosecuting regulatory applications to obtain marketing approval from the FDA or other regulatory authorities. The loss of services of one or more members of our management, key employees or consultants could have a negative impact on our business or our ability to expand our research, development and clinical programs. Furthermore, we may be unable to attract and retain additional qualified executive officers and key employees as needed in the future. We currently do not maintain directors and officers liability insurance and are unable to make payroll from time to time due to our lack of cash, which may make it more difficult for us to retain and attract talented and skilled directors and officers to serve our Company.

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

From time to time, we may also become subject to litigation, such as stockholder derivative claims or securities fraud claims. Our certificate of incorporation and bylaws require us to indemnify our current and past directors and officers from reasonable expenses related to the defense of any action arising from their service to us to the fullest extent permitted by the Delaware General Corporation Law, including circumstances under which indemnification is otherwise discretionary. While we currently maintain directors’ and officers’ liability insurance to cover such risk exposure, we would be obligated to cover all or some of the expenses incurred as a result of claims made against our directors and officers, which may be substantial, if the conduct is outside the scope of our insurance coverage or the limits are surpassed. Such expenditure could have a material adverse effect on our results of operation, financial condition and liquidity.

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

We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage to our reputation, and subject it to significant financial and legal exposure.

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to the Company, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and foreign law (e.g., the GDPR) and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.

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

The recent resignation of our independent accounting firm could delay our future SEC filings and adversely affect our business.

As previously disclosed, on April 11, 2022, Tuner, Stone & Company, LLP (“TSC”) resigned as our independent registered public accounting firm, and on June 13, 2022, through and with the approval of our board of directors, we appointed BF Borgers CPA, PC (“BF Borgers”) as our new independent registered public accounting firm.  The process of engaging and onboarding a new accounting firm can be costly and time consuming for management.  Delay to our future filings with the Securities and Exchange Commission (“SEC”) have occurred and may occur again in the future if we are unable to timely engage and onboard the new accounting firm. These events could adversely affect our financial condition and results of operations or impact our ability to obtain financing.

Changes in accounting standards, especially those that relate to management estimates and assumptions, are unpredictable and subject to interpretation by management and our independent registered public accounting firm and may materially impact how we report and record our financial condition.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. Under each of these policies, it is possible that materially different amounts would be reported under different conditions, using different assumptions, or as new information becomes available. From time to time, the Financial Accounting Standards Board, or FASB, and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, the SEC, other regulators and our outside independent registered public accounting firm) may change or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. BF Borgers, our new independent registered public accounting firm, may view our estimates and assumptions, or interpret policies, differently than our prior independent registered public accounting firm. In some cases, we could be required to apply a new or revised standard retroactively, or apply an existing standard differently (and also retroactively), resulting in a change in our results on a going forward basis or a potential restatement of historical financial results.

We have experienced transitions in our management team, our board of directors and our independent registered public accounting firm in the past and may continue to do so in the future, which could result in disruptions in our operations and harm our business.

We have experienced a number of transitions with respect to our board of directors, executive officers and our independent registered public accounting firm in recent quarters, including the following:

●

In February 2022, Steve Barbarick resigned from his position as a member of the board of directors. In February 2022, Dr. Satish Chandran was appointed to the board of directors to fill the vacancy created by Mr. Barbarick’s resignation.

●	In March 2022, Randy Saluck and Lea Verny, each a member of the board of directors, resigned from their positions.
●	In April 2022, TSC resigned as our independent registered public accounting firm. In June 2022, we appointed BF Borgers as our new independent registered public accounting firm.
●	In April 2022, Cozette M. McAvoy resigned as Chief Legal Officer.
●	In April 2022, Taunia Markvicka was terminated as Chief Operating Officer.
●	In April 2022, Clifford Selsky was terminated as Chief Medical Officer.
●

In May 2022, Peter Aronstam resigned as Chief Financial Officer of the Company. In May 2022, we appointed Christopher Zosh to act as the interim principal financial officer and interim principal accounting officer.

We may experience additional transitions in our board of directors and management in the future. Any such future transitions could result in disruptions in our operations and cause us to incur additional expenses and expend resources to ensure a smooth transition.

Risks Related to Conducting Business in Russia

Political, economic and governmental instability in Russia and Russian military action in the Ukraine could materially adversely affect our operations and financial results.

Panacela Labs, LLC, which is the wholly-owned subsidiary of Panacela, conducts business, including clinical trials, in Russia through Russian legal entities. Also, Rusnano is a Russian joint-stock company created as a private equity and venture capital vehicle by the government of Russia. Panacela Labs, LLC owns the worldwide rights to Mobilan. Rusnano has certain shareholder rights which could block our ability to execute strategic transactions such as an asset sale or licensing arrangement. All clinical development activity conducted by these Russian entities was funded by grants from the health ministry of the Russian government. Possible sanctions against Rusnano, in light of the fact that it is a Russian government fund, could have a material adverse effect on our business in that Rusnano has certain shareholder rights which could block our ability to execute strategic transactions such as an asset sale or licensing arrangement.

On February 24, 2022, Russian forces launched significant military actions against Ukraine, and sustained conflict and disruption in the region is likely. Impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions by Canada, the United Kingdom, the European Union, the United States and other nations against officials, individuals, regions, and industries in Russia, Ukraine, and Belarus, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on our operations in Russia. As such, the current sanctions and any political, economic, or governmental instability in Russia could impact future funding, if any, by the health ministry of the Russian government, our access to trial data and our access to intellectual property for out-licensing purposes. In addition, such international sanctions and potential responses to such sanctions, including those that may limit or restrict our ability to transfer funds into Russia to pay for such clinical trial activity or any frozen or lost funds, could significantly affect our ability to pay our developers based in Russia. In such event, we would have to look to alternative development arrangements, which may delay our ability to conduct clinical trials.

Furthermore, such international sanctions and potential responses to such sanctions, may interfere with our ability to obtain marketing approvals from the regulators in the U.S., Europe, Russia, and other jurisdictions of our product candidate Mobilan. We have also contracted with counterparties in Ukraine that perform certain clinical research and other tasks related to the development of our product candidates that are now unlikely to be completed due to disruption of the invasion. While we believe that the affected service providers can be replaced without a material impact on the costs to the Company, the quality of the results obtained or clinical trial timelines, there can be no assurance that we will be able to do so successfully in a timely manner or at all.

We have no way to predict the progress or outcome of the situation in Ukraine, as the conflict and governmental reactions are rapidly developing and beyond our control. Prolonged unrest, intensified military activities or more extensive sanctions impacting the region could have a material adverse effect on our operations, results of operations, financial condition, liquidity and business outlook.

We have currency exposure arising from both sales and purchases denominated in foreign currencies, including intercompany transactions outside the U.S. In addition, some currencies may be subject to limitations on conversion into other currencies, which can limit our ability to otherwise react to rapid foreign currency devaluations. Because it has operations in Russia, our exchange rate risk is highly sensitive to the prevailing value of the U.S. dollar relative to the Russian ruble, which exchange rates may fluctuate significantly, in particular due to the recent Russian invasion of Ukraine, as well as continued and any new sanctions against Russia. We are subject to exchange rate fluctuations if it or one of our subsidiaries exchanges one currency into another, in order to conduct cross-border operations, and as we translate ruble denominated assets and liabilities that fluctuate from period-to-period. The former results in a transaction gain/loss that is reflected in our operating results. The latter results in a translation gain/loss reflected in other comprehensive income/loss in equity. Additionally, translation of historical operating results at average exchange rates for respective periods of time will also generate foreign currency translation adjustments that are reflected in our operating results. Presently, Panacela conducts most of our activities in Russia. As such we expect most of the foreign currency fluctuations to be related to accounting translations, versus transaction gains and losses. While we cannot predict with precision the effect of future exchange-rate fluctuations, any significant rate fluctuations could have a material adverse effect on our business, financial condition and results of operations.

The legal system in Russia can create an uncertain environment for business activity, which could materially adversely affect our business and operations in Russia.

The Russian legal system can be characterized by: inconsistencies between and among laws and governmental, ministerial, and local regulations, orders, decisions, resolutions, and other acts; gaps in the regulatory structure resulting from the delay in adoption or absence of implementing regulations; selective enforcement of laws or regulations, sometimes in ways that have been perceived as being motivated by political or financial considerations; limited judicial and administrative guidance on interpreting legislation; relatively limited experience of judges and courts in interpreting recent commercial legislation; a perceived lack of judicial and prosecutorial independence from political, social and commercial forces; inadequate court system resources; a high degree of discretion on the part of the judiciary and governmental authorities; and underdeveloped bankruptcy procedures that are subject to abuse.

Government authorities also have a high degree of discretion in Russia and have at times exercised their discretion selectively or arbitrarily, without hearing or prior notice, and sometimes in a manner that is perceived to be influenced, or may be influenced, by political or commercial considerations. The government also has the power, in certain circumstances, to interfere with the performance of, nullify, or terminate contracts. Selective or arbitrary actions have included withdrawal of licenses, sudden and unexpected tax audits, criminal prosecutions and civil actions. Federal and local government entities have also used common defects in documentation as pretexts for court claims and other demands to invalidate and/or to void transactions, apparently for political purposes. We cannot assure you that regulators, judicial authorities or third parties will not challenge our compliance with applicable laws, decrees and regulations in Russia. Selective or arbitrary government action could have an adverse effect on our business and on the value of our common stock.

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

Any of these factors may affect our ability to enforce our rights under our contracts or to defend ourselves against claims by others, or result in our being subject to unpredictable requirements. These uncertainties also extend to property rights and the expropriation or nationalization of any of our entities, their assets or portions thereof, potentially without adequate compensation, could materially adversely affect our business, financial condition and results of operations. There is also considerable uncertainty as to whether judgments rendered by a court in any jurisdiction outside Russia would be recognized and enforced by courts in Russia, making it more difficult to enforce rights under our contracts in Russia.

The tax liabilities of Panacela Labs, LLC, our indirect Russian subsidiary, are subject to periodic tax inspections that may result in tax assessments, penalties and interest being claimed for prior tax periods, some of which assessments, penalties and interest charges may be levied arbitrarily and/or unpredictably. Therefore, there is a risk of a sudden imposition of arbitrary or onerous taxes on our operations in Russia, which could materially adversely affect our financial condition and results of operations.

The current global tensions that have arisen as a result of the Russian Military Action in the Ukraine and subsequent sanctions by the United States, United Kingdom, European Union and other governments are likely to exacerbate the uncertainties and difficulties with the Russian legal system described in the preceding paragraphs.

Shareholder liability under Russian legislation could cause us to become liable for the obligations of our subsidiaries.

Under Russian law, we may become liable for the obligations of our Russian subsidiary if it was determined that: (i) we had the ability to make, or exert influence on, decisions for such subsidiaries as a result of our equity interest, the terms of a binding contract with such Russian subsidiary or in any other way; and (ii) our Russian subsidiary concluded the transaction giving rise to the obligations pursuant to the Company's instructions or consent. In addition, we may have secondary liability for the obligations of our Russian subsidiary in a situation where it becomes insolvent or bankrupt and this was a result of, or was otherwise attributable to, actions of the Company. This type of liability could result in significant losses, and could have a material adverse effect on the Company’s business, results of operations or financial position.

Accordingly, in the Company’s position as an indirect parent of a Russian subsidiary, there is a risk that it could be held liable in certain limited circumstances for the debts of our effective subsidiary. If this liability is significant, it could materially adversely affect our business, financial condition or our results of operations.

Our Russian operating entity can be forced into liquidation on the basis of formal noncompliance with certain legal requirements.

Panacela Labs, LLC was organized under the laws of Russia. Certain provisions of Russian law may allow a court to order the liquidation of a locally organized legal entity on the basis of its formal noncompliance with certain requirements during formation, reorganization, or during its operations. Additionally, Russian corporate law allows the government to liquidate a company if its net assets fall below a certain threshold. Similarly, there have also been cases in Russia in which formal deficiencies in the establishment process of a legal entity or noncompliance with provisions of law have been used by courts as a basis for liquidation of a legal entity. Weaknesses in the legal systems of Russia create an uncertain legal environment, which makes the decisions of a court or a governmental authority difficult, if not impossible, to predict. If involuntary liquidation of Panacela Labs, LLC were to occur, such liquidation could adversely affect our financial condition and results of operations.

Risks Relating to our Securities

Our largest stockholder has the potential to significantly influence our business, which may be disadvantageous to other stockholders.

As of August 31, 2022, Mr. David Davidovich, a venture capital investor, beneficially owns or controls approximately 13% of the voting power of our outstanding common stock. As a result of his being the single largest holder of the voting power of our outstanding common stock and the fact that much of the remaining voting power of Statera is held diffusely among a larger number of retail investors who are historically less likely to participate in stockholder meetings, Mr. Davidovich has the potential to significantly influence all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. Mr. Davidovich may have interests that are different from those of other stockholders and may vote in a way with which other stockholders disagree and that may be adverse to other stockholders’ interests.

The price of our common stock has been and could remain volatile, which may in turn expose us to securities litigation.

The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 1, 2020 through December 31, 2021, the market price of our common stock, which is listed on the NASDAQ Capital Market, fluctuated from a high of $9.55 per share in the first quarter of 2021 to a low of $0.57 in the first quarter of 2020. The listing of our common stock on the NASDAQ Capital Market does not assure that a meaningful, consistent, and liquid trading market will exist, and in recent years, the market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility in addition to volatility caused by the occurrence of industry and company specific events. Factors that could cause fluctuations include, but are not limited to, the following:

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

We have in the past failed, and currently fail, to satisfy certain continued listing requirements of the Nasdaq Capital Market and could fail to satisfy those requirements again in the future, which could negatively affect the market price of our common stock, our liquidity and our ability to raise capital. Our failure to meet the continued listing requirements of Nasdaq Capital Market could result in a delisting of our common stock.

Currently, our common stock trades on the Nasdaq Capital Market. During 2019 and 2020, the Company received notifications from Nasdaq Stock Market LLC ("NASDAQ") informing us of certain listing deficiencies related to the minimum bid price listing requirements, which led to the issuance of delisting notices. On March 23, 2022, we received written notice from NASDAQ's Listing Qualifications staff notifying us that for the preceding 30 consecutive business days, our common stock did not maintain a minimum closing bid price of $1.00 per share (“Minimum Bid Price Requirement”) as required by Nasdaq Listing Rule 5550(a)(2). The notice had no immediate effect on the listing or trading of our common stock, and our common stock continues to trade on The Nasdaq Capital Market under the symbol “STAB”.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a grace period of 180 calendar days, or until September 19, 2022, to regain compliance with Nasdaq Listing Rule 5550(a)(2). Compliance will be achieved automatically and without further action when the closing bid price of our common stock is at or above $1.00 for a minimum of 10 consecutive business days at any time during the 180-day compliance period, in which case NASDAQ will notify us of our compliance and the matter will be closed.

If, however, we do not achieve compliance with the Minimum Bid Price Requirement by September 19, 2022, we may be eligible for additional time to comply. In order to be eligible for such additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and we must notify NASDAQ in writing of its intention to cure the deficiency during the second compliance period. There can be no guarantee that we will regain compliance with the Minimum Bid Price Requirement, that we will maintain compliance with other NASDAQ Listing Rules, or that we will be eligible for a second compliance period.

In order to regain compliance, we intend to obtain approval of our board of directors and shareholders of (i) a reverse stock split of the issued and outstanding shares of our common stock to regain compliance with the Minimum Bid Price Requirement and, possibly, (ii) an increase of our authorized number of shares of common stock. Even if the Company obtains approval and regain compliance, it is possible that it could fall out of compliance again in the future.

If we fail to satisfy the continued listing requirements of Nasdaq Capital Market or fail to secure a second compliance period, NASDAQ may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with NASDAQ's listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NASDAQ Minimum Bid Price Requirement, or prevent future non-compliance with NASDAQ's listing requirements.

On August 17, 2022, we received written notice from NASDAQ notifying us that we are delinquent due to the failure to file our Form 10-K for the year ended December 31, 2021 and our Form 10-Q for the period ended March 31, 2022. NASDAQ has provided an exception to allow us to regain compliance with all delinquent filings by October 17, 2022. In order to regain compliance, we intend to file our Form 10-K for the year ended December 31, 2021 and our Form 10-Q for the period ended March 31, 2022 by October 17, 2022.

If our common stock is delisted from the Nasdaq and the price of our common stock remains below $5.00 per share, our common stock would come within the definition of "penny stock".

Transactions in securities that are traded in the United States that are not traded on NASDAQ or on other securities exchanges by companies, with net tangible assets of $5,000,000 or less and a market price per share of less than $5.00,  may be subject to the "penny stock" rules. The market price of Statera’s common stock is currently less than $5.00 per share. If our common stock is delisted from the NASDAQ and the price of our common stock remains below $5.00 per share and our net tangible assets remain $5,000,000 or less, our common stock would come within the definition of "penny stock".

Under these penny stock rules, broker-dealers that recommend such securities to persons other than institutional accredited investors:

●	must make a special written suitability determination for the purchaser;
●	receive the purchaser’s written agreement to a transaction prior to sale;
●

provide the purchaser with risk disclosure documents which identify risks associated with investing in "penny stocks" and which describe the market for these "penny stocks" as well as a purchaser’s legal remedies; and

●

obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed.

As a result of these requirements, if our common stock is at such time subject to the "penny stock" rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in these shares in the United States may be significantly limited. Accordingly, the market price of the shares may be depressed, and investors may find it more difficult to sell the shares.

Issuance of additional equity may adversely affect the market price of our stock.

We are currently authorized to issue 150,000,000 shares of common stock and 1,000,000 shares of preferred stock. As of August 31, 51,141,362 shares of our common stock were issued and outstanding, we had outstanding warrants to purchase 33,208,944 shares of our common stock at an average exercise price of $0.76 per share, 567,640 restricted stock units outstanding that vest over the next 34 months, and options to purchase 1,234,527 shares of our common stock at an average exercise price of $0.44 per share. To the extent we issue shares of common stock or our outstanding options, restricted stock units and warrants are exercised, holders of our common stock will experience dilution.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Properties

Our corporate headquarters is located at 4333 Corbett Drive, Suite 1082, Fort Collins, Colorado. Our New York and Colorado-based employees now work remotely.  ImQuest leases approximately 12,000 square feet in Frederick, MD for its operations.  The ImQuest lease expires in February 2028.

In addition, we have approximately 187 square feet under lease outside of the U.S. expiring at varying times through 2022. We do not own any real property.

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

On March 17, 2021, a complaint, captioned Steudte v. Cleveland BioLabs, Inc. et al., Case 1:21-cv-02314, was filed in the U.S. District Court for the Southern District of New York in connection with the Merger (the "Steudte Action").  The Steudte Action names as defendants Cleveland BioLabs and each director on the Cleveland BioLabs board of directors.  The complaint in the Steudte Action alleges that Cleveland BioLabs and the Cleveland BioLabs board of directors omitted and/or provided misleading information in the registration statement on Form S-4 filed with the SEC in connection with the Merger in violation of their fiduciary duties and the Exchange Act and related SEC regulations. The Steudte Action seeks, among other things, an injunction preventing the closing of the merger, rescission of the merger if it is consummated, the dissemination by the Company of a revised registration statement on Form S-4 and an award of plaintiffs’ attorneys’ and experts’ fees.  Defendants have filed a letter seeking permission to file a motion to dismiss.  On October 13, 2021, Plaintiff Steudte filed a notice of dismissal. On October 20, 2021, the Southern District entered an order dismissing the case.

On March 19, 2021, a putative class action complaint, captioned Litwin v. Cleveland BioLabs, Inc. et al., Case 2021-0242, was filed in the Delaware Court of Chancery in connection with the Merger (the "Litwin Action"). The Litwin Action names as defendants Cleveland BioLabs, each director on the Cleveland BioLabs board of directors, and the Vice President of Finance of Cleveland BioLabs. The complaint in the Litwin Action alleges that Defendants omitted and/or provided misleading information in the registration statement on Form S-4 filed with the SEC in connection with the Merger in breach of their fiduciary duties. The Litwin Action seeks, among other things, an injunction preventing the closing of the Merger, rescission of the merger if it is consummated, the dissemination by Cleveland BioLabs of a revised registration statement on Form S-4 and an award of plaintiffs’ attorneys’ and experts’ fees. Plaintiff in the Litwin Action has filed a motion for expedited proceedings, which Defendants have opposed. Plaintiff’s motion for expedited proceedings was granted in part and denied in part by the court on April 30, 2021. Defendants have also filed a motion to dismiss the Litwin Action.  On July 7, 2021, Plaintiff filed a stipulation and proposed order voluntarily dismissing the case, but reserving the right to seek attorneys’ fees.  On July 8, 2021, the Delaware Court of Chancery entered an order dismissing the case, but reserving jurisdiction to determine whether to award Plaintiff’s counsel any fees, should Plaintiff’s counsel file a motion for such. On November 4, 2021, the parties reached an agreement in principle to resolve the case. On December 13, 2021, the Delaware Court of Chancery entered an order closing the case, and the Company subsequently remitted payment of $275,000 on December 16, 2021.

On March 24, 2021, a complaint, captioned Bednar v. Cleveland BioLabs, Inc. et al., Case 1:21-cv-02546, was filed in the U.S. District Court for the Southern District of New York in connection with the Merger (the "Bednar Action").  The Bednar Action names as defendants Cleveland BioLabs and each director on the Cleveland BioLabs board of directors.  The complaint in the Bednar Action alleges that Cleveland BioLabs and the Cleveland BioLabs board of directors omitted and/or provided misleading information in the registration statement on Form S-4 filed with the SEC in connection with the Merger in violation of their fiduciary duties and the Exchange Act and related SEC regulations. The Bednar Action seeks, among other things, an injunction preventing the closing of the Merger, rescission of the Merger if it is consummated, the dissemination by the Company of a revised registration statement on Form S-4 and an award of plaintiffs’ attorneys’ and experts’ fees. On October 13, 2021, Plaintiff Bednar filed a notice of dismissal.  On October 20, 2021, the Southern District entered an order dismissing the case.  On December 23, 2021, Plaintiff Bednar filed a new action in the Delaware Court of Chancery, asserting a cause of action for an equitable assessment of attorneys’ fees and expenses incurred in connection with the first lawsuit.  The new Delaware action names the same defendants as the first Bednar Action.  The Defendants in the new Delaware action have filed an answer to Plaintiff’s Delaware complaint.

On August 16, 2022, certain former employees of the Company and certain third party vendors of the Company filed an involuntary petition in the United States Bankruptcy Court for the District of Colorado (No. 22-13051-JGR) against the Company seeking relief under Chapter 11 of the United States Bankruptcy Code. The Company believes the involuntary petition is improper and wrongfully filed and is seeking dismissal of the petition.

The outcome of these lawsuits is uncertain. The Company believes that the claims asserted are without merit.

Item 4. Mine Safety Disclosure

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

STOCK EXCHANGE LISTING

Our common stock trades on The NASDAQ Capital Market under the symbol "STAB." We have not paid dividends on our common stock. We currently intend to retain all future income for use in the operation of our business and for future stock repurchases and, therefore, we have no plans to pay cash dividends on our common stock at this time.

STOCKHOLDERS

As of August 31, 2022, there were approximately 1,800 stockholders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

UNREGISTERED SALE OF SECURITIES

Except as previously disclosed, the Company did not sell or issue any equity securities during the fiscal years ended December 31, 2021 and 2020 in transactions that were not registered under the Securities Act.

ISSUER PURCHASES OF EQUITY SECURITIES

We made the following repurchases of our securities during the year ended December 31, 2021.

Period	(a)		(b)	(c)	(d)
	Total number of shares (or units) purchased		Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
12/1/2021 - 12/31/2021	159,367	(1)	2.16	-	-
11/1/2021 - 11/30/2021	135,373	(2)	15.51	-	-
10/1/2021 - 10/31/2021	-		-	-	-
Total	294,740		8.29

1. Shares repurchased in connection with tax payments due upon vesting of associated restricted stock awards.

2. Shares repurchased from an investor in connection with a buyback option contained in an Old Cytocom preferred share purchase agreement.

See Part III, Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information about the securities authorized for issuance under our equity compensation plans.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a clinical-stage biopharmaceutical company developing multiple product candidates to address unmet medical needs. Following the closing of the Merger, we have been developing novel immunotherapies targeting autoimmune, inflammatory, emerging viruses and cancers based on a proprietary, multi receptor platform, or the AIMS platform, designed to restore the body’s immune system and restore homeostasis. These therapies are designed to elicit directly within patients a robust and durable response of antigen-specific killer T-cells and antibodies, thereby activating essential immune defenses against autoimmune, inflammatory, infectious diseases and cancers. We believe that our technologies can meaningfully leverage the human immune system for prophylactic and therapeutic purposes by eliciting killer T-cell response levels not achieved by other known immunotherapy approaches. Our immunomodulatory technology designed to restore the balance between the cellular (Th1) and the humoral (Th2) immune systems. Immune balance is regulated through T-helper cells that produce cytokines. The Th1 lymphocytes help fight pathogens within cells like cancer and viruses through interferon-gamma and macrophages. The Th2 lymphocytes target external pathogens like cytotoxic parasites, allergens and toxins through the activation of B-cells and antibody production to effect dendritic cells, which are natural activators of killer T cells, also known as cytotoxic T -cells, or CD8+ T cells. Furthermore, the Statera Biopharma technology antagonizes the toll-like receptors (TLR4 and TLR9) to inhibit proinflammatory cytokines like IL-6.

Our proprietary platform of Toll-like receptor drug candidates also have applications in mitigation of radiation injury and neutropenia and anemia. Our most advanced product candidate in this field is Entolimod, an immune-stimulatory agent, which we are developing as a radiation countermeasure and other indications in radiation oncology.

Prior to the closing of the Merger, we conducted business in the U.S. directly and in Russia through two subsidiaries: one of which is wholly owned, BioLab 612 (which was dissolved in November 2020), and one of which is owned in collaboration with a financial partner, Panacela. As of the closing of the Merger, we also now conduct business through Old Cytocom and its subsidiaries, ImQuest Life Sciences Inc, ImQuest BioSciences Inc., ImQuest Pharmaceuticals, Inc., and Lubrinovation Inc. In addition, we conduct business with a former subsidiary, Incuron, which will pay us a 2% royalty on future commercialization, licensing, or sale of certain technology we sold to Incuron. We also partner in a joint venture, GPI, with Everon.

The Company is developing therapies designed to directly elicit within patients a robust and durable response of antigen-specific killer T-cells and antibodies, thereby activating essential immune defenses against autoimmune, inflammatory, infectious diseases, and cancers. Statera has clinical or preclinical programs for Crohn’s disease (STAT-201), hematology (STAT-601 (Entolimod)), pancreatic cancer (STAT-401) and COVID-19 (STAT-205).

In the next 12 months, the Company expects to initiate several clinical trials, including a pivotal Phase 3 trial for its lead drug candidate, STAT-201, in pediatric Crohn’s disease, as well as studies of STAT-205 in ‘long haul’ COVID-19, STAT-401 in pancreatic cancer, and the TLR5 agonist entolimod as a treatment for anemia and neutropenia in cancer patients.

Recent Developments

Default under Loan Agreement

On March 25, 2022, we received a letter (the "Default Letter") from Avenue Venture Opportunities Fund, L.P. ("Avenue") regarding alleged events of default with respect to the Loan and Security Agreement, dated as of April 26, 2021, between the Company and Avenue (the "Avenue Facility").  In the Default Letter, Avenue alleges that certain events of default under the Avenue Facility have occurred and continue to exist. Specifically, Avenue alleges that the Company is in violation of certain provisions of the Avenue Facility as a result of the Company’s failure to:

●	timely deliver monthly financial statements for certain periods;
●	obtain Avenue’s consent to repurchase certain securities from stockholders;
●	pay principal and interest when due, including on March 1, 2022; and
●	maintain unrestricted cash and cash equivalents in one or more accounts subject to control agreements in favor of Avenue in amount of at least $5 million.

In the Default Letter, Avenue purported to exercise its rights to suspend further loans or advances to the Company under the Avenue Facility and to accelerate the amount due under the Avenue Facility, which it asserts to be approximately $11.2 million, inclusive of fees of penalties. Avenue further states in the Default Letter that interest will continue to accrue on the outstanding amounts at the default rate of 5.0%.  In furtherance of the allegations set forth in the Default Letter, Avenue foreclosed on approximately $4.8 million of the Company’s cash.

Nasdaq Noncompliance

On March 23, 2022, we received written notice from the Listing Qualifications staff of the Nasdaq Stock Market LLC ("NASDAQ") indicating that because the minimum bid price of the Company’s common stock has closed below $1.00 per share for the last 30 consecutive business days, the Company no longer meets the requirements of Listing Rule 5550(a)(2), which requires the Company to maintain a minimum bid price of $1.00 per share (the "Bid Price Rule"). The NASDAQ Listing Rules provide the Company with a compliance period of 180 calendar days in which to regain compliance with the Bid Price Rule. Accordingly, the Company will regain compliance if at any time during this 180-day period the closing bid price of the Company’s common stock is at least $1.00 for a minimum of ten consecutive business days.

On March 25, 2022, Randy Saluck and Lea Verny, each a member of the board of directors of the Company, resigned from their positions as members of board, effective immediately. At the time of their resignations, Mr. Saluck and Ms. Verny each served on the audit, nominating and corporate governance and compensation committees of the Board.  As a result of these resignations, the Company is no longer in compliance with NASDAQ governance rules requiring that its board of directors be comprised of a majority of independent directors, requiring that the audit committee of the board of directors be comprised of at least three independent directors, and requiring that the compensation committee of the board of directors be comprised of at least two independent directors. In accordance with NASDAQ’s rules, the Company is granted a cure period to regain compliance with the rules pertaining to the composition of the board, the audit committee of the board and the compensation committee of the board, respectively, which cure period will expire upon the earlier of the Company’s next annual stockholders’ meeting or March 24, 2023; provided, however, that if the Company’s next annual stockholders’ meeting occurs no later than 180 days following the date of the resignations, then the cure period will expire 180 days following the date of such resignations. The Company intends to appoint new independent directors to fill the vacancies prior to the expiration of such cure period in order to regain compliance with such Nasdaq Listing Rules.

On March 28, 2022, Taunia Markvicka resigned from the board of directors.  She continued to serve as the Company's Chief Operating Officer until her termination in April 2022.

Underwritten Confidentially Marketed Public Offering

As previously disclosed, on March 24, 2022, the Company closed an underwritten confidentially marketed public offering (the "CMPO") in accordance with a final prospectus supplement and accompanying base prospectus relating to the securities offered in the offering filed with the SEC on March 23, 2022.  The Company sold 12,555,555 units (the "Units"), at a price to the public of $0.45 per Unit for aggregate gross proceeds of approximately $5.7 million, prior to deducting underwriting discounts, commissions, and other offering expenses. Each Unit consisted of one share of Common Stock, one warrant with a one-year term that expires on March 23, 2023 to purchase one share of Common Stock at an exercise price of $0.45 per share (the "One-Year Warrants"), and one warrant with a five-year term that expires on March 23, 2027 to purchase one share of our Common Stock at an exercise price of $0.5625 per share (the "Five-Year Warrants"). The shares of Common Stock, the One-Year Warrants, and the Five-Year Warrants were immediately separable and were issued separately. In addition, the Company granted the underwriters a 45-day option to purchase up to an additional 1,883,333 shares of Common Stock at the public offering price of $0.43 per share less the underwriting discount per share, solely to cover over-allotments, if any (the "Overallotment Option"). In connection with the offering, the underwriters partially exercised the Overallotment Option to purchase an additional 1,883,333 One-Year Warrants and 1,883,333 Five-Year Warrants at the public offering price of $0.01 per One-Year Warrant and $0.01 per Five-Year Warrant, less the underwriting discount per warrant.

The securities were offered and sold by the Company under a prospectus supplement and accompanying prospectus filed with the SEC pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on May 21, 2020 and subsequently declared effective on May 29, 2020 (File No. 333-238578). The net proceeds received by the Company were $4.81 million, all of which proceeds were foreclosed upon by Avenue in connection with Avenue’s assertion that the Company is in default under its obligations to Avenue.

EF Hutton, a division of Benchmark Investments, LLC ("EF Hutton"), acted as underwriter and sole book-running manager in connection with the CMPO. In connection with the CMPO, the Company entered into an underwriting agreement with EF Hutton under which the Company paid EF Hutton an aggregate cash fee equal to 9.0% of the aggregate gross proceeds of the CMPO, a non-accountable expense reimbursement of 1.0% of the aggregate gross proceeds of the CMPO, and $100,000 for the reimbursement of certain of EF Hutton’s accountable expenses.

Registered Direct Offering

As previously disclosed, on February 6, 2022, the Company entered into a Securities Purchase Agreement (the "EF Hutton Purchase Agreement") with a certain institutional investor for the sale by the Company of 2,000,000 shares (the "Registered Direct Shares") of the Company’s common stock together with warrants to purchase an aggregate of 2,000,000 shares of Common Stock (the "Registered Direct Warrants"), at a combined price of $1.00 per Registered Direct Share and accompanying warrant, in a registered direct offering. The closing of the sale of the securities under the Purchase Agreement occurred on February 9, 2022. The gross proceeds to the Company from the transaction were approximately $2 million, before deducting the placement agent’s fees and other estimated offering expenses, and excluding proceeds to the Company, if any, from the future exercise of the Registered Direct Warrants. The Shares were offered and sold by the Company under a prospectus supplement and accompanying prospectus filed with the SEC pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on May 21, 2020 and subsequently declared effective on May 29, 2020 (File No. 333-238578). The net proceeds received by the Company were $1.67 million.

Each Registered Direct Warrant sold in the offering is exercisable for one share of Common Stock at an initial exercise price of $1.00 per share (the "Initial Exercise Price"). The Registered Direct Warrants may be exercised at any time until February 9, 2027. The Warrants are exercisable for cash, but they may be exercised on a cashless exercise basis if, at the time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance or resale of the shares of Common Stock issuable upon exercise of the Registered Direct Warrants. The exercise of the Registered Direct Warrants is subject to a beneficial ownership limitation, which will prohibit the exercise thereof, if upon such exercise the holder of the Registered Direct Warrants, its affiliates and any other persons or entities acting as a group together with the holder or any of the holder’s affiliates would hold 4.99% (or, upon election of a purchaser prior to the issuance of any shares, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise of the Registered Direct Warrant held by the applicable holder, provided that the holders may increase or decrease the beneficial ownership limitation (up to a maximum of 9.99%) upon 60 days advance notice to the Company, which 60 day period cannot be waived.

EF Hutton acted as placement agent on a “reasonable best efforts” basis, in connection with the offering of the Registered Direct Shares and the Registered Direct Warrants. In connection with such offering, the Company entered into a Placement Agency Agreement, dated as of February 6, 2022, by and between the Company and EF Hutton pursuant to which EF Hutton received aggregate cash fee of 9.0% of the aggregate gross proceeds of the offering, a non-accountable expense reimbursement of 1.0% of the aggregate gross proceeds in the offering, and $75,000 for the reimbursement of certain of EF Hutton’s accountable expenses.

Forbearance Agreement

On March 25, 2022, the Company received the Letter from Avenue regarding alleged events of default with respect to the Loan Agreement. In the Letter, Avenue alleges that certain events of default under the Loan Agreement have occurred and continue to exist. Specifically, Avenue alleged that the Company was in violation of certain provisions of the Loan Agreement as a result of which, Avenue purported to exercise its rights to suspend further loans or advances to the Company under the Loan Agreement and to accelerate the amount due under the Loan Agreement, which it asserts to be approximately $11.2 million, inclusive of fees of penalties. Avenue further states in the letter that interest will continue to accrue on the outstanding amounts at the default rate of 5.0%. In furtherance of the allegations set forth in the Letter, Avenue foreclosed on approximately $4.8 million of the Company’s cash.

In response to the Letter, on April 18, 2022, Avenue and the Company entered into a Forbearance Agreement regarding the Loan Agreement. Pursuant to the Forbearance Agreement, the parties agreed that from the effective date of the Loan Agreement until May 31, 2022 (the “Forbearance Period”), it will refrain and forbear from exercising certain remedies arising out of the events of default or any other present or future event of default under the Loan Agreement or supplement. Under the Forbearance Agreement, Avenue shall not seize, sweep, or by any means take control of, directly or indirectly, any funds from any of the Company’s bank accounts; and (ii) during the Forbearance Period, the Loans may be prepaid in whole or in part at any time, subject to the repayment and prepayment terms of the Loan Agreement. In addition to the terms of the Forbearance Agreement, certain terms of the Loan Agreement were amended, including changing the Agreement Effective Date to April 18, 2022, and revisions to certain definitions of Agreement terminology.

On March 25, 2022, Avenue exercised certain of its remedies under the Loan Agreement with respect to the events of default, by sweeping cash from Company’s accounts, totaling $4,827,290.22, which Avenue applied to the then-outstanding Obligations under the Loan Agreement. The principal balance outstanding under the Loan Agreement, before giving effect to the Forbearance Agreement, is $5,711,049.14, plus accrued and unpaid interest, fees and expenses.

COVID-19 Pandemic

The COVID-19 pandemic has continued to affect most countries around the world, including the United States, where a national emergency was declared in 2020. The continued spread of COVID-19 in the United States and worldwide, as well as the government-ordered shutdowns and shelter-in-place orders imposed to counter the pandemic, led to severe disruptions to the global economy, especially in the year ended December 31, 2020. In this connection, on March 20, 2020, the Governor of the State of New York announced that 100% of the workforce of all businesses, excluding essential services, must stay home. During the effectiveness of this order, we implemented a work-from-home policy for all employees based in our then Buffalo, New York headquarters. In the first quarter of 2022, we gave notice to terminate our Buffalo lease, effective February 28, 2022. Our employees in Buffalo now work-from-home. None of our other offices, including our new headquarters in Fort Collins, Colorado, had been required to shut down due to COVID-19, and we generally experienced few effects from the COVID-19 pandemic during 2021.

Nevertheless, we are continuing to monitor the situation and will take such further action as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees.  The extent to which COVID-19 may impact our business, research and development efforts, preclinical studies, clinical trials, prospects for regulatory approval of our drug candidates, and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the effectiveness of vaccination efforts, ultimate geographic spread of the disease, the duration of the outbreak, the impact of any new variants of the virus, the extent and duration of travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Furthermore, if we or any of the third parties with whom we engage were to experience renewed shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations.

Continuing Capital Needs

We are a clinical-stage company and we have generated insignificant revenue from product sales to date. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since inception, we have incurred significant operating losses. For the years ended December 31, 2021 and 2020, we incurred net losses of $101.9 million and $12.1 million, respectively. As of December 31, 2021, we had an accumulated deficit of $129.5 million.

We expect to incur significant expenses and operating losses for the foreseeable future as we advance our lead candidates through clinical trials, progress our pipeline candidates from discovery through pre-clinical development, and seek regulatory approval and pursue commercialization of our candidates. In addition, if we obtain regulatory approval for any of our candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional technology to augment or enable development of future candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that Old Cytocom, our predecessor for accounting purposes, did not incur as a private company prior to the Merger.

As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity and debt financings or other sources, which may include collaborations with third parties. We do not expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements beyond the second quarter of 2022.

Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so. For these reasons, our financial statements contain a paragraph in substantial doubt is expressed about our ability to continue as a going concern within one year of the date of financial statements.

Financial Overview

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. Such financial statements reflect the historical results of Old Cytocom prior to the completion of the Merger, and do not include the historical results of the Company prior to the completion of the Merger. All share and per share disclosures have been adjusted to reflect the exchange of shares in the Merger. Under GAAP, the Merger is treated as a "reverse merger" under the purchase method of accounting. For accounting purposes, Old Cytocom is considered to have acquired Cleveland BioLabs, Inc. See Note 3, Merger with Old Cytocom to the financial statements included in Item 8 of this Annual Report on Form 10-K, for further details on the Merger and its U.S. GAAP accounting treatment.

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

Our revenue, operating results, and profitability have varied, and we expect that they will continue to vary on a quarterly basis, primarily due to the timing of work completed under new and existing grants, development contracts, and collaborative relationships. Additionally, we expect that as a result of the Merger, our business, financial condition, results of operations and cash flows will be materially different in future periods than in the past. Accordingly, our past results are not likely to be indicative of our future performance

Revenue

The Company generates revenue from (i) its Clinical Research Organization services ("CRO services") provided by its ImQuest subsidiary, and (ii) grant awards from the National Institutes of Health for multiple studies in research.  We have no products approved for sale. Other than the sources of revenue described above, we do not expect to receive any revenue from any candidates that we develop until we obtain regulatory approval and commercializes such products, or until we potentially enter into collaborative agreements with third parties for the development and commercialization of such candidates.

At the inception of a contract for CRO services, once the contract is determined to be within the scope of Accounting Standards Codification ("ASC") 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Advertising and Marketing Costs

Advertising costs are expensed as incurred and included in operating expenses on the statements of operations. The Company incurred advertising and marketing expense for the years ended December 31, 2021 and 2020 of $79,439 and $2,406, respectively.

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

Following is a discussion about the critical accounting estimates and assumptions impacting our consolidated financial statements. For a description of our significant accounting policies, see Note 2. Of these policies, the following are considered critical to an understanding of our consolidated financial statements as they require the application of the most subjective and the most complex judgments: Acquisitions (Note 3); Fair Value (Note 13); Revenues (Note 2); Asset Impairments (Note 12); and Tax Assets and Liabilities and Income Tax Contingencies (Note 18).

Merger

We accounted for the Merger using the purchase method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair value as of the acquisition date. For further detail on purchase accounting, see Note 3. Intangible assets are often the most significant fair values within business combinations. For further information on our process to estimate the fair value of intangible assets, see Asset Impairments below.

Revenues

Gross product revenues may be subject to a variety of deductions, which generally are estimated and recorded in the same period that the revenues are recognized. Such variable consideration may be represented by chargebacks, rebates, sales allowances and sales returns. These deductions may represent estimates of the related obligations and, as such, knowledge and judgment would be required when estimating the impact of these revenue deductions on gross sales for a reporting period. Historically, adjustments to these estimates to reflect actual results or updated expectations, have not been material to our overall business.  Until such time as we sell products, product-specific rebates will have no impact on product revenue growth trends. Accordingly, until that time, our ratios, factors, assessments, experiences or judgments will be indicative or accurate estimates of our future experience, and our results will not be materially affected.

Asset Impairments

We review all of our long-lived assets for impairment indicators throughout the year. We perform impairment testing for indefinite-lived intangible assets and goodwill at least annually and for all other long-lived assets whenever impairment indicators are present. When necessary, we record charges for impairments of long-lived assets for the amount by which the fair value is less than the carrying value of these assets. Our impairment review processes are described in Note 12. Examples of events or circumstances that may be indicative of impairment include:

●

A significant adverse change in legal factors or in the business climate that could affect the value of the asset. For example, a successful challenge of our patent rights would likely result in generic competition earlier than expected.

●

A significant adverse change in the extent or manner in which an asset is used such as a restriction imposed by the FDA or other regulatory authorities that could affect our ability to manufacture or sell a product.

●

An expectation of losses or reduced profits associated with an asset. This could result, for example, from the introduction of a competitor’s product that impacts projected revenue growth, as well as the lack of acceptance of a product by patients, physicians and payers. For In-Process R&D ("IPR&D") projects, this could result from, among other things, a change in outlook based on clinical trial data, a delay in the projected launch date or additional expenditures to commercialize a product.

Identifiable Intangible Assets

We use an income approach, specifically the discounted cash flow method to determine the fair value of intangible assets, other than goodwill. We start with a forecast of all the expected net cash flows associated with the asset, which incorporates the consideration of a terminal value for indefinite-lived assets, and then we apply an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions that impact our fair value estimates include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the projections and the impact of technological advancements and risk associated with IPR&D assets, as well as the selection of a long-term growth rate; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic origin of the projected cash flows. While all intangible assets other than goodwill can face events and circumstances that can lead to impairment, those that are most at risk of impairment include IPR&D assets and newly acquired or recently impaired indefinite-lived brand assets. IPR&D assets are high-risk assets, given the uncertain nature of R&D. Newly acquired and recently impaired indefinite-lived assets are more vulnerable to impairment as the assets are recorded at fair value and are then subsequently measured at the lower of fair value or carrying value at the end of each reporting period. As such, immediately after acquisition or impairment, even small declines in the outlook for these assets can negatively impact our ability to recover the carrying value and can result in an impairment charge.

Goodwill

Our goodwill impairment review work as of December 31, 2021 concluded that none of our goodwill was impaired and we do not believe the risk of impairment is significant at this time. In our review, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors that we consider include, for example, macroeconomic and industry conditions, overall financial performance and other relevant entity-specific events. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then perform a quantitative fair value test. When we are required to determine the fair value of a reporting unit, we typically use the income approach. The income approach is a forward-looking approach to estimating fair value and relies primarily on internal forecasts. Within the income approach, we use the discounted cash flow method. We start with a forecast of all the expected net cash flows for the reporting unit, which includes the application of a terminal value, and then we apply a reporting unit-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of technological risk and competitive, legal and/or regulatory forces on the projections, as well as the selection of a long-term growth rate; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.  There are a number of future events and factors that may impact future results and that could potentially have an impact on the outcome of subsequent goodwill impairment testing. For a list of these factors, see the sections of this Annual Report on Form 10-K titled "Forward-Looking Statements" and "Item 1A. Risk Factors."

YEAR ENDED DECEMBER 31, 2021 COMPARED TO YEAR ENDED DECEMBER 31, 2020

Revenue

Revenue increased from $0 for the year ended December 31, 2020 to $1,487,036 for the year ended December 31, 2021. This increase is due entirely to the revenues recorded after July 1, 2021 from sales of CRO services by ImQuest BioSciences.  There were no CRO services revenues in 2020, as the ImQuest Merger only took place in June 2021. No revenues were generated from awards from the National Institutes of Health for multiple studies in research in the years ended December 31, 2021 or 2020.

Cost of Revenues

Cost of revenue increased from $0 for the year ended December 31, 2020 to $488,314 for the year ended December 31, 2021. This increase is due entirely to the cost of revenues recorded after July 1, 2021 from sales to CROs by ImQuest BioSciences.  There was no cost of revenue in the corresponding period of 2020, as the ImQuest Merger only took place in June 2021.

Research and Development Expenses

R&D expenses increased from $5.26 million for the year ended December 31, 2020 to $11.83 million for the year ended December 31, 2021, representing an increase of $6.57 million, or 124.7%. Variances are noted in the table below. The net increase is primarily attributable to (i) an increase in payroll and benefits costs as we began scaling up our development efforts, which rose from $593,738 for the year ended December 31, 2020 to $3,317,783 for the year ended December 31, 2021, and (ii) the cost of contractors hired for clinical trials, which rose from $470,881 to $6,378,080 for the years ended December 31, 2020 and 2021, respectively, offset by a decrease of patent expenses related primarily to the transfer of intellectual property to the Company by Immune Therapeutics, Inc., which fell from $3,948,533 for the year ended December 31, 2020 to $1,306,307 for the year ended December 31, 2021.  The increase in payroll costs was attributable to (i) an increase in R&D-related headcount, which grew from five employees at December 31, 2020 to 12 at December 31, 2021, and (ii) the cost of $704,234 for stock-based compensation incurred for the year ended December 31, 2021 (compared to $155,115 for the corresponding period in 2020).

We anticipate working to reduce our payroll and benefits costs in fiscal 2022.

	Year ended December 31,
	2021	2020	Variance
STAT-201: Crohn's disease	$5,138,663	$216,989	$4,921,674
STAT-205: Acute and post-acute Covid-19	3,684,195	858,679	2,825,516
STAT-401: Pancreatic cancer	1,371,070	4,560	1,366,510
STAT-601: Entolimod for acute radiation	127,861	-	127,861
Other expenses	1,508,443	4,183,601	(2,675,158)
Total research & development expenses	$11,830,232	$5,263,829	$6,566,403

General and Administrative Expenses

G&A expenses increased from $5.76 million for the year ended December 31, 2020 to $19.83 million for the year ended December 31, 2021, representing an increase of $13.88 million or 244%.  Variances are noted in the table and discussed below.

	Year ended December 31,
	2021	2020	Variance
Payroll (including benefits)	$11,946,750	$4,112,826	$7,833,924
Stock listing and investor relations expenses	1,425,122	118,501	1,306,621
Professional fees	2,643,879	841,895	1,801,984
Consultants and contractors	1,862,943	594,274	1,268,669
Insurance	640,378	14,526	625,852
Travel	131,406	51,527	79,879
Other G&A expenses	1,181,515	27,884	1,153,631
Total general & administrative expenses	$19,831,993	$5,761,433	$14,070,560

Payroll (including benefits) incudes salaries, health benefits, the cost of stock-based compensation and related payroll costs.  The increase in payroll expense was primarily attributable to the increase in the number of employees whose costs are accounted for as G&A expense, plus the cost of $6,245,271 for stock-based compensation incurred in the year ended December 31, 2021 ($1,528,613 in 2020).  Employee headcount for G&A purposes at December 31, 2020 and 2021 was 16 and 23, respectively.  Growth in headcount for G&A purposes between 2020 and 2021 reflects (i) the addition of four G&A employees in 2021 as result of the Merger and the ImQuest Merger, and (ii) the addition of 3 other G&A employees, several of whom were hired in senior executive roles to complete the Company’s leadership team plus the addition of staff in finance, human resources, information technology and investor relations, offset by the transfer of two employees to R&D. We anticipate working to reduce our payroll and benefits costs in fiscal 2022.

Stock listing and investor relations expenses are made up of fees paid to maintain the listing the Company’s stock on The NASDAQ Stock Market ($199,118 and $3,905 for the years ended December 31, 2021 and 2020, respectively), the costs of an investor relations program using outside consultants and databases ($431,430 and $99,546 for the years ended December 31, 2021 and 2020, respectively), costs incurred with advisors to raise new debt and equity required by the Company ($759,753 and $0 for the years ended December 31, 2021 and 2020, respectively), and the costs charged by stock transfer agents to maintain the Company’s share registers ($34,821 and $15,050 for the years ended December 31, 2021 and 2020, respectively).

Professional fees comprise fees paid for services to lawyers (other than lawyers who are engaged for services related to R&D), accountants, and the Company’s firm of auditors.  Fees paid to lawyers in the years ended December 31, 2021 and 2020 totaled $2,175,492 and $727,881, respectively.  The increase in fees 2021 arose primarily from costs to close the Merger and the ImQuest Merger, and legal fees incurred in 2021 to defend lawsuits related to the Merger.

Fees paid to accountants in the years ended December 31, 2021 and 2020 totaled $225,784 and $63,500, respectively.  The increase in fees 2021 arose primarily from the use of outside accounting consultants to assist with the compilation of reports and filings required under securities laws to complete the Merger and the ImQuest Merger, and to prepare the Company’s income tax filings in 2021.

Fees paid to the audit firms engaged by the Company in the years ended December 31, 2021 and 2020 totaled $235,853 and $25,800, respectively.  The audit services were required filings required under securities laws to complete the Merger and ImQuest Merger.  Audit services only commenced in the fourth quarter of 2020.

Consultants and contractors are individuals and firms hired by the Company to provide certain investment banking and advisory services, to assist the Company with the implementation of a new enterprise resource planning (ERP) system, to provide valuation reports required to complete the accounting for the Merger and to assist with other general matters.  Fees paid to consultants and contractors in the years ended December 31, 2021 and 2020 totaled $1,862,943 and $594,274, respectively.  The increase was attributable primarily to services required to complete the Merger in 2021.

Insurance expenses comprise fees and premiums paid to insurance companies from which the Company purchased policies to protect against loss or damage to its assets and intellectual property, to protect itself against claims for damage caused to third parties by its clinical trials or products used in trials or sold to customers, coverage for workers’ compensation payable for injuries suffered by its employees, and losses incurred by its directors and officers in certain circumstances in the performance of their duties.  Insurance premiums and costs in the years ended December 31, 2021 and 2020 totaled $640,378 and $14,526, respectively.  The increase was attributable primarily to additional insurance added in 2021 to protect the Company against claims for damage caused to third parties by its clinical trials or products used in trials or sold to customers, and losses incurred by its directors and officers in certain circumstances in the performance of their duties.

Travel. The Company maintains offices in a number of locations in the United States.  As a result of the Merger, new offices were added in 2021 in Colorado, California, Maryland and New York, requiring an increase in travel between locations.   Travel expenses increased accordingly between the years ended December 31, 2020 and 2021 from $51,527 to $131,406, respectively.

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

Impairment Loss

Impairment Loss expenses increased from $0 million for the year ended December 31, 2020 to $67.6 million for the year ended December 31, 2021, representing an increase of $67.6 million

Other Income and Expenses

Other expense of ($3,531,363) in the year ended December 31, 2021 was made up of interest and other expense of ($4,560,147), offset by a gain on extinguishment of debt of $1,028,784.  Interest and other expense in 2021 comprised interest expense ($1,286,885), the cost of stock issued for services ($1,294,986), and accruals for legal settlements arising out of the Merger ($2,127,835), offset by miscellaneous income of $149,650.  The gain on extinguishment of debt resulted from an agreement by a lender to accept stock in the Company in lieu of payment of interest that had been accrued.

Other expense of ($1,592,193) in the year ended December 31, 2020 was made up of interest expense ($130,693), loan origination fees ($1,000,000), and a loss on settlement of debt of $(461,500).

The year-over-year increase in interest expense was caused by a $15 million increase in notes payable in April 2021 and interest expense on a note payable acquired through the ImQuest merger.

Liquidity and Capital Resources

At December 31, 2021, we had cash and cash equivalents, including restricted cash, of $6.84 million, which represents an increase of $6.3 million over the prior year end. This increase was caused primarily by the capital we raised in 2021 from sales of stock ($7.3 million), the issuance of debt ($14.7 million) and cash acquired from the Merger and the ImQuest Merger ($13.6 million), offset in part by cash used in operations ($28.2 million).   As discussed above, we are a clinical-stage company, we have generated only insignificant revenues to date, we have incurred cumulative net losses and we expect to incur significant expenses and operating losses for the foreseeable future as we advance our lead candidates through clinical trials, progress our pipeline candidates from discovery through pre-clinical development, and seek regulatory approval and pursue commercialization of our candidates. We do not have commercial products other than CRO services, we have limited capital resources, and our contracts and grants with the Department of Defense were completed in 2020, meaning that we are currently generating limited revenues and cash from operations.  We do not expect our cash and cash equivalents will be sufficient to fund our projected operating requirements or allow us to fund our operating plan, in each case, beyond the second quarter of 2022. We will need to raise between $2 million and $4 million in order to satisfy our working capital and debt service needs in the next several months. If we are not able to raise these funds we may be unable to meet our payroll costs. Historically, we have funded our operations through the sale of equity and debt securities, as well as the receipt of funded grants. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity and debt financings or other sources, which may include collaborations with third parties, the sale or license of drug candidates, the sale of certain of our tangible and/or intangible assets, the sale of interests in our subsidiaries or joint ventures, obtaining additional government research funding, or entering into other strategic transactions. However, we can provide no assurance that we will be able to raise cash in sufficient amounts, when needed or at acceptable terms.

If we are unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The matters discussed above raise substantial doubt as to our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The financial statements included elsewhere in this Annual Report on Form 10-K do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Since the end of the fiscal year, as previously disclosed, in February 2022 and March 2022 we sold securities in a registered direct offering and a confidentially marketed public offering to institutional investors, resulting in net proceeds to us of $6.45 million. We are also party to an equity line-of-credit arrangement with GEM Global Yield LLC SCS under which we have a limited ability to sell additional shares of our common stock for cash (see " – Sources of Liquidity").

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2021 and 2020:

	For the Year ended December 31,
	2021	2020	Variance
Cash flows used in operating activities	$(28,193,283)	$(5,082,144)	$(23,111,139)
Cash flows provided by (used in) investing activities	13,462,989	(9,637)	13,472,626
Cash flows provided by financing activities	20,987,808	5,684,000	15,303,808
Increase in cash and cash equivalents	6,250,863	592,219	5,658,644
Cash and cash equivalents at beginning of period	593,869	1,650	592,219
Cash, restricted cash and cash equivalents at end of period	$6,844,732	$593,869	$6,250,863

Operating Activities

Net cash used in operating activities increased by $23.1 million to $28.2 million for the year ended December 31, 2021 from $5.1 million for the year ended December 31, 2020. Net cash used in operating activities for the year ending December 31, 2021 consisted of a reported net loss of $101.9 million, which was further increased by $1.1 million of changes in operating assets and liabilities, partially decreased by $72.6 million of net non-cash operating activities.  The $1.1 million of changes in operating assets and liabilities was due primarily to decreases in Accounts receivable, Short term investments, Prepaid expenses, Contract asset, Contract liability and Liabilities of discontinued operations, offset by increases in Other current assets, Due from subsidiary, Deferred revenue, Stock issuances due, and Investment in subsidiary.

Net cash used in operating activities for the year ended December 31, 2020 of $5.1 million consisted of a reported net loss of $12.1 million, which was offset by $7.1 million of net non-cash operating activities and $0.14 million of changes in operating assets and liabilities. The $0.4 million of changes in operating assets and liabilities was due primarily to a decrease in other current assets.

Investing Activities

Net cash provided by investing activities increased to $13.5 million for the year ended December 31, 2021 from $(0.01) million for the year ended December 31, 2020, reflecting the $13.6 million acquisition of net assets primarily through the Merger and the ImQuest Merger, offset by the purchase of $0.1 million of property and equipment.

Financing Activities

Net cash provided by financing activities increased to $21.0 million for the year ended December 31, 2021 from $5.7 million for the year ended December 31, 2020 due to the issuance of $14.7 million of long-term notes payable and $7.3 million from the issuance of common and preferred stock, offset by note repayments and payment of deferred debt issuance costs totaling $1.2 million during the year ended December 31, 2021.

Impact of Exchange Rate Fluctuations

Our reported financial results are affected by changes in foreign currency exchange rates between the U.S. dollar and the Russian ruble. Between the closing date of the Merger on July 27, 2021 and December 31, 2021, this rate fluctuated by 0.26%. For calendar year 2020, our results were not affected by any such fluctuations. Translation gains or losses result primarily from the impact of exchange rate fluctuations on the reported U.S. dollar equivalent of ruble-denominated cash and cash equivalents, and short-term investments. Variances in the exchange rate for these items have not been realized; as such the resulting gains or losses (a loss of $0.01 million for the year ended December 31, 2021) are recorded as other comprehensive income or loss in the equity section of the balance sheet.

Sources of Liquidity

Avenue Facility

At the effective time of the Merger, the Company became party to the Avenue Facility.

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

The $15 million aggregate loan amount was deposited by Avenue into a controlled account in May 2021. Old Cytocom transferred $10 million into its general operating account, which was assigned to the Company at the time of the closing of the Merger, and accordingly, the Company’s assets are subject to a security interest in favor of Avenue. According to the terms of the Avenue Facility, the Company had the right to transfer the $5 million in the controlled account into its general operating account upon the Company raising at least $20 million in additional capital in the form of subordinated indebtedness or equity from a follow-on transaction entered into after the Merger. As of December 31, 2021, the Company had used all $10.0 million of the Avenue Facility.  As the Company had not succeeded in raising the $20 million in additional capital in the form of subordinated indebtedness or equity from a follow-on transaction as of January 31, 2022, Avenue withdrew the $5 million in the controlled account as a partial repayment of the Avenue Facility.  The Company is required to make only monthly interest payments, calculated as described above, until April 2022. Thereafter, the Company will be required to make monthly payments of principal in equal installments until the maturity date of May 1, 2024.

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

As of December 31, 2021, there was $17,295,116 in outstanding principal and interest under the Avenue Facility, and no unused further borrowing capacity. We paid an aggregate of $1,144,792 in interest to Avenue during the fiscal year ended December 31, 2021.

As discussed above under " – Recent Developments," on March 25, 2022, we received the Default Letter from Avenue regarding alleged events of default with respect to the Avenue Facility.  In the Default Letter, Avenue alleges that certain events of default under the Avenue Facility have occurred and continue to exist. Specifically, Avenue alleges that the Company is in violation of certain provisions of the Avenue Facility as a result of the Company’s failure to:

●	timely deliver monthly financial statements for certain periods;
●	obtain Avenue’s consent to repurchase certain securities from stockholders;
●	pay principal and interest when due, including on March 1, 2022; and
●	maintain unrestricted cash and cash equivalents in one or more accounts subject to control agreements in favor of Avenue in amount of at least $5 million.

In the Default Letter, Avenue purported to exercise its rights to suspend further loans or advances to the Company under the Avenue Facility and to declare accelerate the amount due under the Avenue Facility, which it asserts to be approximately $11.2 million, inclusive of fees of penalties. Avenue further states in the Default Letter that interest will continue to accrue on the outstanding amounts at the default rate of 5.0%.  In furtherance of the allegations set forth in the Default Letter, Avenue foreclosed on approximately $4.8 million of the Company’s cash.

As mentioned above, the Company entered into a Forbearance Agreement on April 18, 2022 regarding the Avenue Facility with Avenue. Pursuant to the Forbearance Agreement, the parties agreed that they will refrain and forbear from exercising certain remedies arising out of the events of default or any other present or future event of default under the Loan Agreement or supplement during the Forbearance Period. Additionally, the parties agreed that Avenue shall not seize, sweep, or by any means take control of, directly or indirectly, any funds from any of the Company’s bank accounts; and (ii) during the Forbearance Period, the Loans may be prepaid in whole or in part at any time, subject to the repayment and prepayment terms of the Loan Agreement. In addition to the terms of the Forbearance Agreement, certain terms of the Loan Agreement were amended, including changing the Agreement Effective Date to April 18, 2022, and revisions to certain definitions of Agreement terminology.

GEM Agreement

At the effective time of the Merger, the Company also became party to that certain Amended and Restated Share Purchase Agreement, dated as of July 27, 2021, by and among GEM Global Yield LLC SCS, GEM Yield Bahamas Limited (such entities together, "GEM") and the Company, as successor to Old Cytocom (the "GEM Agreement").

Under the GEM Agreement, the Company may elect to issue and sell to GEM up to $75 million of its common stock (up to a maximum of approximately 2.98 million shares if the Company does not obtain the approval of its stockholders for the issuance of additional shares). Upon the election of the Company to make such a sale, it will deliver a draw-down notice to GEM, and, if all applicable conditions are satisfied, GEM will purchase newly issued shares for the amount specified in the draw-down notice. The purchase price of the shares to be sold is set at 90% of the recent average daily closing price of the Company’s common stock on the Nasdaq Capital Market or other market on which the stock may be listed. The Company is not permitted to make a draw-down request in an amount that exceeds 400% of the average daily trading volume of the Company’s stock for the 30 trading days preceding the draw-down date. Each draw down is subject to certain closing conditions, including (i) the continued accuracy of the representations and warranties made in the GEM Agreement, (ii) a registration statement registering the resale of the shares sold under the GEM Agreement having been declared effective by the SEC, (ii) the absence of any law, order, ruling or injunction prohibiting the consummation of the transactions contemplated by the GEM Agreement, (iii) the Company’s common stock not being suspended from trading by the Nasdaq Capital Market or other market on which the shares are then listed, (iv) the absence of any litigation commenced, or governmental investigation commenced or threated, against the Company in connection with the GEM Agreement transactions and (v) with respect to the first draw down only, the delivery by the Company’s counsel of a negative assurance letter and delivery by the Company’s independent auditors of a comfort letter. However, the Company will be permitted to make a draw-down request for the sale of up to $15 million of shares in the period immediately following the effective time of the Merger without having to have an effective resale registration statement in effect. The resale of the shares sold pursuant to this initial drawdown request will not be required to be registered immediately. Upon the Company’s issuance of shares in connection with any draw-down purchase made by GEM, the Company will be required to pay GEM, in cash or additional shares of stock, a commitment fee in an amount equal to 2% of the amount purchased in such drawdown.

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

On November 1, 2021, in accordance with the GEM Agreement the Company sold and issued to GEM 1.84 million shares of its common stock at a price of $2.04 per share, for which it received payment of $3,750,000.  As of December 31, 2021, 1.15 million shares remained available for sale under the GEM Agreement.

Material Cash Requirements

The Company’s material cash requirements include the following contractual obligations:

As of December 31, 2021, the Company had $15.2 million of debt outstanding. This balance is composed of a $15.0 million note payable to Avenue Venture of which $4.4 million is short-term and $10.6 is long-term note payable and $0.2 million is another short-term note payable. See Note 7, "Note Payable" & Note 8, "Note Payable, net of current portion" to the Consolidated Financial Statements for additional information. Avenue has since declared us in default under the Avenue Facility and purported to accelerate the balance due under the facility.

As of December 31, 2021, the Company had $1.5 million of future lease commitments. See Note 9 "Leases" to the Consolidated Financial Statements for additional detail on future lease commitments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting company filers.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Statera Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Statera Biopharma, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2022

Lakewood, CO

October 4, 2022

STATERA BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,844,732	$593,869
Short-term investments	134,603	—
Accounts receivable	216,183	—
Due from subsidiary	—	329,330
Prepaid expenses	981,895	—
Contract asset	132,572	—
Other current assets	837,358	2,547
Total current assets	4,147,343	925,746
Non-current assets:
Operating lease right-of-use assets	964,331	101,048
Restricted cash	5,000,000	—
Goodwill	9,267,007	—
Intangible assets, net	1,580,980	—
Property and equipment, net	201,901	8,690
Total non-current assets	17,014,219	109,738
Assets of discontinued operation	8,123
Total assets	$21,169,685	$1,035,484
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,715,956	$2,687,847
Current portion of operating lease liabilities	254,998	30,758
Deferred revenue	373,468	—
Stock issuances due	325,828	—
Notes payable	4,575,000	1,902,237
Total current liabilities	11,245,250	4,620,842
Operating lease liabilities, net of current portion	806,140	70,380
Long-term debt	10,625,000	—
Total long-term liabilities	11,431,140	70,380
Liabilities of discontinued operation	63	—
Total liabilities	22,676,453	4,691,222
Stockholders’ equity (deficit):
Preferred stock, $.005 par value; 1,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $.005 par value; 150,000,000 shares authorized as of December 31, 2021 and 25,000,000 shares authorized as of December 31, 2020; 35,484,106 shares issued and outstanding as of December 31, 2021 and 13,376,062 shares issued and outstanding as of December 31, 2020	177,421	160,478
Additional paid-in capital	127,743,333	23,946,747
Accumulated other comprehensive loss	(6,651)	—
Accumulated deficit	(129,482,141)	(27,762,963)
Total Statera Biopharma, Inc. stockholders’ equity (deficit)	(1,568,038)	(3,655,738)
Noncontrolling interest in stockholders’ equity	61,270	—
Total stockholders’ equity (deficit)	(1,506,768)	(3,655,738)
Total liabilities and stockholders’ equity	$21,169,685	$1,035,484

See Notes to Consolidated Financial Statements

December 31, 2020 capital structure is not retroactively restated for the recapitalization as a result of the merger

STATERA BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2021	2020
Revenues:
Grants and contracts	$1,487,036	$-
Cost of Revenue:
Cost of goods sold	488,314	-
Gross Profit	998,722	-
Operating expenses:
Research and development	11,830,232	5,263,829
Sales and marketing expense	79,439	2,406
General and administrative	19,831,993	5,235,433
Impairment loss	67,600,861	-
Total operating expenses	99,342,525	10,501,668
Loss from operations	(98,343,803)	(10,501,668)
Other income (expense):
Interest and other income (expense)	(4,560,147)	(1,130,693)
Gain on extinguishment of debt	1,028,784	(461,500)
Total other income (expense)	(3,531,363)	(1,592,193)
Income from discontinued operations, net of income taxes	(1)	-
Net loss	(101,875,165)	(12,093,861)
Net loss attributable to noncontrolling interests	24,347	-
Net loss attributable to Statera Biopharma, Inc.	$(101,850,818)	$(12,093,861)
Net loss attributable to common stockholders per share of common stock, basic and diluted	$(2.90)	$(1.66)
Weighted average number of shares used in calculating net loss per share, basic and diluted	35,110,336	7,295,447

See Notes to Consolidated Financial Statements

December 31, 2020 capital structure is not retroactively restated for the recapitalization as a result of the merger

STATERA BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2021	2020
Net loss including noncontrolling interests	$(101,875,165)	$(12,093,861)
Other comprehensive income (loss):
Realized foreign currency translation	—	—
Foreign currency translation adjustment	(6,651)	—
Comprehensive loss including noncontrolling interests	(101,881,816)	(12,093,861)
Comprehensive loss attributable to noncontrolling interests	24,347	—
Comprehensive loss attributable to Cleveland BioLabs, Inc.	$(101,857,469)	$(12,093,861)

See Notes to Consolidated Financial Statements

December 31, 2020 capital structure is not retroactively restated for the recapitalization as a result of the merger

STATERA BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(101,875,165)	$(12,093,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	22,454	947
Amortization expense	233,120	—
Impairment Loss	67,600,861	—
Legal settlement	(1,892,823)	—
Stock based compensation	6,059,629	2,699,728
Noncash interest expense	34,821	—
Noncash lease expense	23,164	90
Services obtained for common shares	298,701	—
Noncash equity expenses	235,538	—
Common Stock issued for license agreement	—	325,250
Asumption of debt in exchange for license agreement	—	4,036,743
Changes in operating assets and liabilities:
Other current assets	947,501	(331,878)
Accounts receivable	(352,092)	—
Short term investments	(134,603)	—
Due from subsidiary	329,330	—
Prepaid expenses	(981,895)	—
Contract asset	(71,756)	—
Contract liability	(130,829)	—
Deferred revenue	373,468	—
Stock issuances due	325,828	—
Investment in subsidiary	178,388	—
Liabilities of discontinued operations	(418,550)	—
Accounts payable and accrued expenses	1,001,627	280,837
Net cash used in operating activities	(28,193,283)	(5,082,144)
Cash flows from investing activities:
Purchase of property and equipment	(182,970)	(9,637)
Cash acquired, ImQuest acquisition	529,500	—
Cash acquired, CBLI merger	13,116,459	—
Net cash provided by investing activities	13,462,989	(9,637)
Cash flows from financing activities:
Proceeds from issuance of Common	7,344,065	—
Common Stock issued for license agreement	—	—
Proceeds from issuance of Preferred shares	—	4,400,000
Proceeds from issuance of Common Stock Due	—	1,345,600
Proceeds from advance from related party	200,000	—
Repayments on notes payable	(897,737)	—
Payment of offering costs	—	(61,600)
Payment of debt issuance costs	(329,260)	—
Proceeds from issuance of long-term debt	14,670,740	—
Net cash provided by financing activities	20,987,808	5,684,000
Effect of exchange rate change on cash and equivalents	(6,651)	—
Increase (decrease) in cash and cash equivalents	6,250,863	592,219
Cash, cash equivalents, and restricted cash, beginning of year	593,869	1,650
Cash, cash equivalents, and restricted cash end of year	$6,844,732	$593,869

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,251,004	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right of use asset exchanged for lease liability	$210,872	$-
Shares to be issued for services	1,292,617	—
Debt principal converted to equity	1,804,500	—
Merger non-cash APIC	74,298,887	—
Noncontrolling interest acquired	61,270	—
Cleveland BioLabs merger, net of cash received	13,116,459	—
Acquisition of ImQuest, net of cash received	529,500	—
Common stock issued for conversion of debt	—	3,439,006
Common stock issued as a modification of debt terms	—	500,000

See Notes to Consolidated Financial Statements

STATERA BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
			Paid-in
	Shares	Amount	Capital
Balance at December 31, 2019	20,346,999	$20,347	$11,307,253
Retroactive application of recapitalization	(9,048,760)	36,144	151,854,270
Adjusted balance, beginning of period	11,298,239	56,491	163,161,523
Issuance of common stock	1,521,878	7,609	2,789,316
Exercise of warrants	555,945	2,780	811,939
Foreign currency translation	—	—	—
Realized foreign currency translation	—	—	—
Net loss	—	—	—
Balance at December 31, 2020	13,376,062	$66,880	$166,762,778

Balance at December 31, 2020	13,376,062	$66,880	$166,762,778
Exercise of warrants	92,883	466	(466)
Issuance of common stock	2,000,000	10,000	12,713,074
Statera merger & recapitalization	16,626,575	83,133	(58,802,939)
Shares issued for services	473,688	2,368	1,292,617
Shares issued for legal settlement	100,000	500	206,500
Issuance of common stock	2,974,266	14,871	3,660,129
Stock surrender	(101,060)	(797)	(343,432)
Stock cancellation pending	—	—	(2,100,000)
Stock surrender pending	—	—	(2,017,442)
Restricted stock	—	—	6,178,778
Stock issuances due	—	—	348,000
Warrant issuance fees	—	—	(154,264)
Foreign currency translations	—	—	—
Net loss	—	—	—
Balance at December 31, 2021	35,542,414	$177,421	$127,743,333

	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2019	$—	$(15,537,460)	$—	$(4,209,860)
Retroactive application of recapitalization	(568,030)	—	5,039,878	156,362,262
Adjusted balance, beginning of period	(568,030)	(15,537,460)	5,039,878	152,152,402
Issuance of common stock	—	—	—	2,796,925
Exercise of warrants	—	—	—	814,719
Foreign currency translation	(59,714)	—	(26,997)	(86,711)
Realized foreign currency translation	(57,936)	—	—	(57,936)
Net loss	—	(12,093,861)	(39,416)	(12,133,277)
Balance at December 31, 2020	$(685,680)	$(27,631,321)	$4,973,465	$143,486,122

Balance at December 31, 2020	$(685,680)	$(27,631,321)	$4,973,465	$143,486,118
Exercise of warrants	—	—	—	—
Issuance of common stock	—	—	—	12,723,074
Statera merger & recapitalization	685,680	—	(4,887,848)	(62,921,974)
Shares issued for services	—	—	—	1,294,985
Shares issued for legal settlement	—	—	—	207,000
Issuance of common stock	—	—	—	3,675,000
Stock surrender	—	—	—	(344,229)
Stock cancellation pending	—	—	—	(2,100,000)
Stock surrender pending	—	—	—	(2,017,442)
Restricted stock	—	—	—	6,178,778
Stock issuances due	—	—	—	348,000
Warrant issuance fees	—	—	—	(154,264)
Foreign currency translations	(6,551)	(2)	—	(6,553)
Net loss	—	(101,850,818)	(24,347)	(101,875,165)

See Notes to Consolidated Financial Statements

As restated for the recapitalization as a result of the merger

CLEVELAND BIOLABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

On July 27, 2021, Statera Biopharma, Inc., formerly known as Cleveland BioLabs, Inc. (the "Company" or "Statera"), High Street Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company ("Merger Sub"), and Cytocom Subsidiary, Inc., a Delaware corporation then known as "Cytocom Inc." ("Old Cytocom"), completed their previously announced merger transaction. The merger transaction was completed pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated as of October 16, 2020, pursuant to which Merger Sub merged with and into Old Cytocom, with Old Cytocom continuing as a wholly owned subsidiary of the Company and the surviving corporation of the merger (the "Merger"). In connection with the closing of the Merger, Old Cytocom was renamed "Cytocom Subsidiary Inc." and the Company was renamed "Cytocom, Inc." Effective September 1, 2021, the Company changed its corporate name to "Statera Biopharma, Inc.", and the Company’s common stock began trading on The Nasdaq Capital Market with the symbol "STAB."

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

On June 24, 2021, Old Cytocom completed the acquisition of ImQuest Life Sciences, Inc. and its subsidiaries ("ImQuest") in accordance with the Agreement and Plan of Merger by and among Old Cytocom and ImQuest dated as of July 17, 2020, and gained control of ImQuest. The purchase consideration due under this merger to the former shareholders of ImQuest consisted of 3,282,089 shares of common stock of Statera Biopharma.  ImQuest is now a wholly owned subsidiary of the Company.

In addition, the Company has an investment in Genome Protection, Inc. ("GPI") that is recorded under the equity method of accounting in the accompanying financial statements. The Company has not recorded its 50% share of the losses of GPI through  December 31, 2021, as the impact would have reduced the Company's equity method investment in GPI below zero, and there are no requirements to fund the Company's share of these losses or contribute additional capital as of the date of these statements.

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

Statera is developing therapies designed to directly elicit within patients a robust and durable response of antigen-specific killer T-cells and antibodies, thereby activating essential immune defenses against autoimmune, inflammatory, and infectious diseases and cancers. In the next 12 months, the Company expects to initiate or continue clinical trials covering Crohn’s disease (STAT-201), hematology (Entolimod), pancreatic cancer (STAT-401) and COVID-19 (STAT-205).

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

These consolidated financial statements reflect the historical results of Old Cytocom prior to the completion of the Merger, and do not include the historical results of the Company prior to the completion of the Merger. All share and per share disclosures have been adjusted to reflect the exchange of shares in the Merger. Under U.S. generally accepted accounting principles ("GAAP"), the Merger is treated as a "reverse merger" under the purchase method of accounting. For accounting purposes, Old Cytocom is considered to have acquired Cleveland BioLabs, Inc. See Note 3, Merger with Old Cytocom, for further details on the Merger and the U.S. GAAP accounting treatment.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America pursuant to the requirements of the Securities and Exchange Commission ("SEC") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for the fair presentation of results for the periods presented, have been included.

In the opinion of the Company’s management, any adjustments contained in the accompanying consolidated financial statements are of a normal recurring nature and are necessary to fairly present the financial position of the Company as of December 31, 2021, along with its results of operations for the years ended December 31, 2021 and 2020 and cash flows for the years ended December 31, 2021 and 2020.

Going Concern

At December 31, 2021, the Company had cash and cash equivalents, including restricted cash of $6.84 million in the aggregate. The Company has incurred recurring losses from operations since inception, accumulating a deficit of approximately $129.5 million as of December 31, 2021. For the years ended December 31, 2021 and 2020, the Company incurred net losses of approximately $101.875 million and $12.09 million, respectively. The Company may incur additional losses and negative operating cash flows in the future. Failure to generate sufficient revenues, reduce spending or raise additional capital could adversely affect its ability to achieve its intended business objectives. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of the consolidated financial statements. Management intends to fund future operations through additional private or public debt or equity offerings and may seek additional capital through arrangements with strategic partners or from other sources. Based on the Company’s operating plan, existing working capital as of December 31, 2021 was not sufficient to meet the cash requirements to fund planned operations for a period of one year after issuance of condensed financial statements without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The accompanying consolidated financial statements for the years ended December 31, 2021 and 2020 have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. During the next 12 months from the issuance of the accompanying condensed financial statements, management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs.

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reporting results of operations and did not affect previously reported amounts in the Consolidated Statements of Operations.

Other Comprehensive Income (Loss)

The Company applies the Accounting Standards Codification ("ASC") on comprehensive income (loss) that requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period arising from transactions and other events and circumstances from non-owner sources. The following table presents the changes in accumulated other comprehensive loss for the years ended December 31, 2021.

Gains and losses on foreign exchange translations
Beginning balance	$(685,680)
Statera merger & recapitalization adjustment	685,680
Other comprehensive income (loss) before reclassifications	(6,651)
Amounts reclassified from accumulated other comprehensive loss	—
Ending balance	$(6,651)

Accounting for Stock-Based Compensation

The Cleveland Biolabs, Inc. Equity Incentive Plan, adopted in 2018 (the "Plan"), authorizes the Company to grant (i) options to purchase common stock, (ii) stock appreciation rights, (iii) awards of restricted or unrestricted stock, (iv) restricted stock units, and (v) performance awards, so long as the exercise or grant price of each are at least equal to the fair market value of the stock on the date of grant. As of December 31, 2021, an aggregate of 3,597,557 shares of common stock were authorized for issuance under the Plan, of which a total of 3,278,089 shares of common stock remained available for future awards. In addition, a total of 45,468 shares of common stock reserved for issuance are subject to currently outstanding stock options granted under the Plan, as in effect prior to the 2018 amendment and restatement. Awards granted under the Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term, and number of shares) under the Plan are specified in an award document, and approved by the Company’s board of directors or its management delegates.

The 2013 Employee Stock Purchase Plan (the "ESPP") provides a means by which eligible employees of the Company and certain designated related corporations may be given an opportunity to purchase shares of common stock. As of December 31, 2021, there are 925,000 shares of common stock reserved for purchase under the ESPP. The number of shares reserved for purchase under the ESPP increases on January 1 of each calendar year by the lesser of: (i) 10% of the total number of shares of common stock outstanding on December 31st of the preceding year, or (ii) 100,000 shares of common stock. The ESPP allows employees to use up to 15% of their compensation to purchase shares of common stock at an amount equal to 85% of the fair market value of the Company’s common stock on the offering date or the purchase date, whichever is less.

The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted where the vesting period is based on length of service or performance, while a Monte Carlo simulation model is used for estimating the fair value of stock options with market-based vesting conditions. No options were granted during the years ended December 31, 2021 and December 31, 2020.

Income Taxes

No income tax expense was recorded for the years ended December 31, 2021 and 2020 as the Company does not expect to have taxable income for 2021 and did not have taxable income in 2020. A full valuation allowance has been recorded against the Company’s net deferred tax asset.

At December 31, 2021, the Company had U.S. federal net operating loss carryforwards of approximately $197.8 million, of which $140.6 million begins to expire if not utilized by 2037, and $57.2 million, which has no expiration.

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

The Company has excluded the following securities from the calculation of diluted net loss per share because all such securities were antidilutive for the periods presented. Additionally, there were no dilutive securities outstanding as of December 31, 2021.

	As of December 31,
Common Equivalent Securities	2021	2020
Warrants	2,431,168	—
Restricted Stock Units	1,567,368	—
Options	45,468	—
Total	4,044,004	—

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues for liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Revenue Recognition

Upon the integration of the newly acquired ImQuest, the Company has implemented the five steps to recognize revenue from contracts with customers under ASC 606, Revenue from Contracts with Customers ("ASC 606"), which are:

          • Step 1: Identify the contract(s) with a customer

    • Step 2: Identify the performance obligations in the contract

    • Step 3: Determine the transaction price

    • Step 4: Allocate the transaction price to the performance obligations in the contract

    • Step 5: Recognize revenue when (or as) a performance obligation is satisfied

In the year ended December 31, 2021, the Company generated revenue from Clinical Research Organization services ("CRO services") provided by ImQuest.  There were no revenues for year ended December 31, 2020.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificates of deposits, commercial paper and U.S. government and U.S. government agency obligations. Cash equivalents are reported at fair value. As of December 31, 2021 and December 31, 2020 there were no cash equivalents.

Restricted Cash

The Company considers all cash held for specific reasons and not available for immediate, normal business use as restricted cash. As of December 31, 2021 and December 31, 2020 the Company had $5,000,000 and $0, respectively, classified as restricted cash. The Company incurred $15,000,000 of long-term debt via the Avenue Capital loan. The loan's maturity date is May 1, 2024 and carries a 10.99% interest rate. The Company has no principal payments due for the first 12 monthly periods, with the first payment due in June, 2022. As the restricted cash is currently held for the purpose of repayment of this long-term debt with no repayments due in the next 12 months, the restricted cash is classified as a non-current asset.

Accounts Receivable

Accounts receivables are recorded net of an allowance for credit losses, which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the consolidated statements of operations. The Company assesses collectability by reviewing accounts receivable on an individual basis when the Company identifies specific customers with known disputes or collectability issues.  The company assesses past due amounts by reviewing the payment terms of the contracts with the Company’s customers. In determining the amount of the allowance for credit losses, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company writes off uncollectable accounts receivable against the allowance based on facts and circumstances for specific customers when management determines that collectability is remote.  There is no allowance for doubtful account as of December 31, 2021 and December 31, 2020. During the years ended December 31, 2021 and 2020, the company did not write off any accounts receivable.

Goodwill

We test goodwill for impairment in our fourth quarter each year, or more frequently if indicators of an impairment exist, to determine whether it is more likely than not that the fair value of the reporting unit with goodwill is less than its carrying value. For reporting units for which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is considered not impaired and we are not required to perform the goodwill impairment test. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance, and other relevant events and factors affecting the fair value of the reporting unit. For reporting units for which this assessment concludes that it is more likely than not that the fair value is below the carrying value, goodwill is tested for impairment by determining the fair value of each reporting unit and comparing it to the carrying value of the net assets assigned to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired. If the carrying value of the reporting unit exceeds its fair value, we would record an impairment loss up to the difference between the carrying value and implied fair value. Refer to Note 12 for further information relating to Goodwill Impairment for the period ended December 31, 2021.

Intangible Assets

The Company has two identified finite-lived intangible assets, its customer base and tradenames and trademarks. The customer base and tradenames have a useful life of 20 years and 3 years, respectively. The intangible assets are amortized on a straight-line basis over their useful lives.

The Company reviews all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. No impairment losses have been recorded in the years ended December 31, 2021 and 2020.

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

Under the terms of the Merger, at the effective time of the Merger, the Company issued shares of its common stock to Old Cytocom stockholders (but excluding those Old Cytocom stockholders who had been holders of stock of ImQuest prior to merger between Old Cytocom and ImQuest in June 2021), at an exchange ratio of 0.3384 shares of common stock (the "Exchange Ratio"), in exchange for each share of Old Cytocom common stock outstanding immediately prior to the Merger. 30 trading days after the closing of the Merger, the Company issued 3,282,089 shares of its common stock to the Old Cytocom stockholders who had been holders of stock of ImQuest prior to merger between Old Cytocom and ImQuest in June 2021 (the "ImQuest Merger"), in accordance with the terms of the Merger Agreement. Immediately following the closing of the Merger on July 27, 2021, the former Cleveland BioLabs, Inc. stockholders owned approximately 46% of the aggregate number of shares of common stock of the Company and the former Old Cytocom and former ImQuest stockholders owned approximately 54% of the shares of common stock of the Company.

At the effective time of the Merger, the Company also became party to a number of warrants that had been issued by Old Cytocom. At the time of the Company’s first draw under the Loan and Security Agreement, dated as of April 26, 2021, between Avenue Venture Opportunities Fund, L.P. ("Avenue") and Old Cytocom, as supplemented by the Supplement to the Loan and Security Agreement, dated as of April 26, 2021, between Avenue and Old Cytocom (the "Avenue Facility"), which occurred July, 2021, the Company issued a warrant (the "Avenue Warrant") to purchase an aggregate of 154,004 shares of the Company’s common stock at an exercise price of $0.01 per share. Avenue may exercise the Avenue Warrant at any time and from time to time until April 30, 2026. The terms of the Avenue Warrant provide that the exercise price of the Avenue Warrant, and the number of shares of Common Stock for which the Avenue Warrant may be exercised, are subject to adjustment to account for increases or decreases in the number of outstanding shares of Common Stock resulting from stock splits, reverse stock splits, consolidations, combinations and reclassifications.

In connection with the Company’s entry into the Amended and Restated Share Purchase Agreement, dated as of July 27, 2021, by and among GEM Global Yield LLC SCS, GEM Yield Bahamas Limited (such entities together, "GEM") and the Company, as successor to Old Cytocom (the "GEM Agreement"), Old Cytocom issued a warrant (the "GEM Warrant") to GEM. At the closing of the Merger, the GEM Warrant automatically became an obligation of the Company. The GEM Warrant is exercisable for an aggregate of 1,720,083 shares of Company common stock, or 4.99% of the Company’s outstanding stock as of immediately after the effective time of the Merger, at an exercise price of $5.01 per share. The exercise price will increase to $5.51 if on the one-year anniversary date of the effective time of the Merger, the warrant has not been exercised in full and the average closing price per share of the Company’s common stock for the 10 days preceding the anniversary date is less than 90% of the initial exercise price. GEM may exercise the GEM Warrant at any time and from time to time until July 28, 2024. The terms of the GEM Warrant provide that the exercise price of the GEM Warrant, and the number of shares of Common Stock for which the GEM Warrant may be exercised, are subject to adjustment to account for increases or decreases in the number of outstanding shares of Common Stock resulting from stock splits, reverse stock splits, consolidations, combinations and reclassifications. Additionally, the GEM Warrant contains weighted average anti-dilution provisions that provide that if the Company issues shares of common stock, or securities convertible into or exercisable or exchange for, shares of common stock at a price per share that is less than the volume-weighted average price of the common stock prior to that issuance, then the exercise price of the GEM Warrant will be proportionally reduced by application of a formula provided for in the GEM Warrant that takes into account such new issuance price in light of the number of shares issued and to be issued.

Immediately after the closing of the Merger, the Company issued warrants (the "2021 Warrants") to the purchasers of Old Cytocom’s Series A-3 Preferred Stock and Series A-4 Preferred Stock, each of which were converted immediately prior to the closing of the Merger, exercisable for up to an aggregate of 952,000 shares of Company common stock. The 2021 Warrants are exercisable for an aggregate of 952,000 shares of Company common stock at an exercise price of $5.00 to $7.00 per share. The holders of the 2021 Warrants may exercise the 2021 Warrants at any time and from time to time until December 10, 2021. Upon exercise and payment of the applicable exercise price to the Company by a holder, the Company will issue to such holder (i) the underlying shares of Common Stock for which the exercise price is paid and (ii) a new warrant, in substantially the same form as the 2021 Warrants, that expires on December 10, 2022. The terms of the 2021 Warrants provide that the exercise price of the 2021 Warrants, and the number of shares of Common Stock for which the 2021 Warrants may be exercised, are subject to adjustment to account for increases or decreases in the number of outstanding shares of Common Stock resulting from stock splits, reverse stock splits, consolidations, combinations and reclassifications.

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

Cleveland BioLabs, Inc. equity awards issued and outstanding at the time of the Merger remained issued and outstanding and were not impacted by the Merger. As of July 27, 2021, Cleveland BioLabs, Inc. had outstanding stock options to purchase 45,706 shares of common stock, of which stock options to purchase 45,706 shares were vested and exercisable at a weighted average exercise price of $14.46 per share.  As of December 31, 2021, 45,468 options were outstanding.

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

Transaction Costs

Transaction costs associated with the Merger of approximately $0.8 million and $0.3 million are included in general and administrative expense for the years ended December 31, 2021 and 2020, respectively.

Pro Forma Results in connection with the Merger

The Company’s operating results include $0.2 million of operating expenses attributable to the former Cleveland BioLabs, Inc. business activities for the period of July 27, 2021 to December 31, 2021.

The financial information in the following table summarizes the combined results of operations of the Company and Cleveland BioLabs, Inc., on a pro forma basis, as if the Merger occurred at the beginning of the periods presented.

	Years Ended December 31,
	2020	2021
Revenue	$2,214,344	$1,665,992
Net loss	$(9,501,191)	$(24,612,658)

The above pro forma information was determined based on historical GAAP results of Old Cytocom, ImQuest and Cleveland BioLabs, Inc. The pro forma combined results do not necessarily reflect what the Company’s combined results of operations would have been, if the acquisition was completed on January 1, 2020. The pro forma combined net loss includes pro forma adjustments primarily related to the following non-recurring items directly attributable to the business combinations:

•	Combined transaction costs of $0.97 million for the year ended December 31, 2021. $0.9 million of costs were incurred in 2020.

4. Other Current Assets

Other current assets consist of the following:

	December 31, 2021	December 31, 2020
Vendor escrow	$172,000	-
Deferred debt issuance costs	611,743	-
Security deposits	33,577	-
Other current assets	20,038	2,547
	$837,358	$2,547

5. Prepaid Expenses

Prepaid expenses consist of the following:

	December 31, 2021	December 31, 2020
Prepaid consulting	$10,200	-
Other prepaid expenses	971,695	-
	$981,895	$-

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2021	December 31, 2020
Accounts payable	$3,964,962	$1,134,893
Accrued payroll	195,470	217,319
Accrued interest and fees	51,195	647,393
Other accrued expenses	1,504,329	688,242
	$5,715,956	$2,687,847

7. Notes Payable

Notes payable consist of the following:

	December 31, 2021	December 31, 2020
Short-term portion of Avenue Ventures note payable	$4,375,000	$-
Short-term notes payable	200,000	1,902,237
	$4,575,000	$1,902,237

In accordance with a payoff and release of security agreement between Decathlon and the Company dated September 16, 2021, during the fourth quarter of 2021, the Decathlon note principal and interest were written off in the amounts of $1,070,913 of accrued interest, $842,129 of interest expense, and $800,000 note payable being written off with a corresponding $1,028,784 gain on extinguishment of debt recognized for the period ended December 31, 2021.

As of December 31, 2021 and December 31, 2020, Statera had accrued $51,195 and $647,393, respectively, in unpaid interest on notes payable.

8. Note Payable, net of current portion

Long-term note payable consists of the following:

	December 31, 2021	December 31, 2020
Long-term portion of Avenue Ventures note payable	$10,625,000	$-
Total	$10,625,000	$-

9. Leases

The Company’s leases do not provide an implicit rate that can be readily determined. Therefore, the Company uses discount rates based on the incremental borrowing rate of its current external debt of 3%, 10%, and 17%, depending on the entity and timing of the lease implementation.

The Company’s weighted-average remaining lease term relating to its operating leases is 5.14 years, with a weighted-average discount rate of the 14.03%.

The Company incurred lease expense for its operating leases of $185,713 and $3,347, which was included in general and administrative expenses in the consolidated statements of operation for the years ended December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, the Company made cash lease payments in the amount of $162,936 and $3,256, respectively.

The following table presents information about the future maturity of the lease liability under the Company’s operating leases as of December 31, 2021.

Maturity of Lease Liability	Total
2022	394,664
2023	355,376
2024	204,865
2025	173,644
2026	182,326
Thereafter	233,605
Total undiscounted lease payments	1,544,480
Less: Imputed interest	454,345
Present value of lease liabilities	$1,090,134
Remaining lease term (years)	5.14

10. Equipment

Equipment, net as of December 31, 2021 and December 31, 2020, consists of the following:

	December 31, 2021	December 31, 2020
Computer equipment	$80,073	$9,637
Furniture and Fixtures	117,487	-
Laboratory Equipment	34,392	-
Accumulated depreciation	(30,051)	(947)
Net carrying value	$201,901	$8,690

During the years ended December 31, 2021 and 2020, the Company recorded total depreciation expense of $22,454 and $947, respectively.

11. Intangible assets

Intangible assets, net as of December 31, 2021 and December 31, 2020, consists of the following:

	December 31, 2021	December 31, 2020
Customer base	$1,312,000	$-
Trade-names/marks	502,100	-
Accumulated amortization	(233,120)	-
Net carrying value	$1,580,980	$-

During the years ended December 31, 2021 and 2020, the Company recorded total amortization expense of $233,120 and $0, respectively. In the fourth quarter the Company recognized a net gain of $104,800 in the impairment loss line item of the Company’s consolidated statement of operations related to an increase in the value of its customer base and trade-names/marks as a result of the fair value studies performed as part of goodwill and intangible impairment analysis. The customer base previously was valued at $1,575,000 and its fair value was reduced to $1,312,000 at December 31, 2021, and the trade-names/marks was previously valued at $134,300 and its fair value was increased to $502,100 at December 31, 2021.

12. Goodwill

Goodwill is derived from two transactions, the acquisition of ImQuest and the merger with Cleveland BioLabs. The aggregate goodwill recognized from these two 2021 transactions is $76,972,668, made up of $64,338,810 from the Cleveland BioLabs merger and $12,633,858 from the ImQuest acquisition. The Company performed its most recent goodwill impairment test as of December 31, 2021 using market data and discounted cash flow analysis. Based on that test, we have determined that the carrying value of both pieces of goodwill are impaired. The Goodwill related to the Cleveland BioLabs merger is impaired by $56,091,218, resulting in an updated carrying value of $8,247,592. The Goodwill related to the ImQuest acquisition is impaired by $11,614,443 resulting in an updated carrying value of $1,019,415. Both impairments resulted in total impairment loss related to goodwill impairment of $67,705,661 charged to the Company’s consolidated statement of operations. Aggregate goodwill on the Company’s consolidated balance sheet at December 31, 2021 is now $9,267,007.

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

Short-term investments primarily include certificates of deposit at commercial banking institutions, with maturities of three months or more at time of purchase. Certificates of deposit are carried at amortized cost, which approximates fair value and are included as a Level 2 measurement in the table below

There were no assets and liabilities measured at fair value as of December 31, 2020.  As of December 31, 2021, the following items were measured at fair value:

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	—	134,603	—	134,603

As of December 31, 2021 and December 31, 2020, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.

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

Following the closing of the Merger, Wainwright notified the Company of its election to cause the Company to repurchase the Placement Agent Warrants, as well as another series of warrants issued to Wainwright in 2020, for an amount of cash equal to the Black Scholes Value, as determined under the terms of the Placement Agent Warrants. On December 21, 2021, the Company agreed with the Wainwright warrant holders to repurchase the warrants for $1.1 million and the Company remitted payment to the holders on December 23, 2021.

The Company has granted options to employees and Board members to purchase shares of common stock. The following is a summary of option award activity during the year ended December 31, 2021:

	Total Stock Options Outstanding	Weighted Average Exercise Price per Share
December 31, 2020	76,064	$27.35
Granted	—	—
Vested	—	—
Forfeited, Canceled	(30,596)	46.77
December 31, 2021	45,468	$14.28

The following is a summary of outstanding stock options as of December 31, 2021:

	As of December 31, 2021
	Stock Options Outstanding	Vested Stock Options
Quantity	45,468	45,468
Weighted Average Exercise Price	$14.28	$14.28
Weighted Average Remaining Contractual Term (in Years)	2.51	2.51
Intrinsic Value	$—	$—

For the years ended December 31, 2021 and 2020, the Company granted no stock options.

As of December 31, 2021, there was no total compensation cost not yet recognized related to unvested stock options.

For the year ended December 31, 2021, the Company granted 449,190 restricted stock units.

As of December 31, 2021 there are 1,667,368 unvested restricted stock units outstanding to employees from the Old Cytocom plan and Statera plan.

15. Warrants

In connection with previous sales of the Company’s common stock and the issuance of debt instruments, warrants were issued which presently have exercise prices ranging from $0.01 to $5.01. The warrants expire between one and seven years from the date of grant, and are subject to the terms applicable in each agreement.  These terms include for certain warrants the right to receive cash settlement upon the occurrence of a fundamental transaction.  The Merger meets the definition of a fundamental transaction per the terms of these warrant agreements.

The following table summarizes the outstanding warrant activity during the year ended December 31, 2021:

	Number of Warrants	Weighted Average Exercise Price
December 31, 2020	371,340	$7.28
Granted	3,072,340	4.96
Exercised	(92,883)	2.03
Forfeited, Canceled	(919,629)	7.22
December 31, 2021	2,431,168	$4.57

Of the 2,431,168 warrants outstanding as of December 31, 2021, 154,004 were issued in connection with Avenue Capital debt with an exercise price of $0.01, 1,720,083 were issued in connection with the GEM agreement, with an exercise price of $5.01, 425,000 were issued in connection with Old Cytocom preferred shares with a weighted average exercise price of $5.00, and 96,253 were issued to Bridgeway Capital under Old Cytocom with a weighted average exercise price of $2.94. The remaining 35,828 outstanding warrants were issued to various holders with a weighted average exercise price of $2.03

16. Significant Alliances and Related Parties

Roswell Park Cancer Institute

The Company has entered into several agreements with Roswell Park Cancer Institute ("RPCI"), including: various sponsored research agreements, an exclusive license agreement and clinical trial agreements for the conduct of the Phase 1 entolimod oncology study and the Phase 1 Curaxin CBL0137 ("Curaxin") intravenous administration study. Additionally, the Company’s Global Head of R&D, Dr. Andrei Gudkov, is the Senior Vice President of Research Technology and Innovation at RPCI. The Company incurred $0 and $0 in research and development expense to RPCI for the years ended December 31, 2021 and 2020, respectively.

The Cleveland Clinic

The Company has entered into an exclusive license agreement with The Cleveland Clinic pursuant to which the Company was granted an exclusive license to The Cleveland Clinic’s research base underlying entolimod's therapeutic platform and certain product candidates licensed to Panacela. The Company has the primary responsibility to fund all newly developed patents. However, The Cleveland Clinic retains ownership of those patents covered by the agreement. The Company also agreed to use commercially diligent efforts to bring one or more products to market as soon as practical, consistent with sound and reasonable business practices and judgments. On August 6, 2018, the Company sublicensed the intellectual property underlying entolimod's composition that the Company licenses from The Cleveland Clinic to GPI. There were no milestone or royalty payments paid to The Cleveland Clinic during the years ended December 31, 2021 and 2020.  The Company incurred no research and development expense to The Cleveland Clinic during the years ended December 31, 2021 and 2020.

Buffalo BioLabs and Incuron

Our Global Head of Research and Development, Dr. Andrei Gudkov, has business relationships with Buffalo BioLabs, LLC ("BBL"), where Dr. Gudkov was a founder and currently serves as its uncompensated Principal Scientific Advisor. The Company recognized no research and development expense to BBL for the years ended December 31, 2021 and 2020. The Company also recognized no sublease and other income from BBL for the years ended December 31, 2021 and 2020. Pursuant to our real estate sublease and equipment lease with BBL, the Company had gross accounts receivables of $0 and $6,285, and net accounts receivables of $0 and $0 from BBL at December 31, 2021 and 2020, respectively.

Dr. Gudkov is also an uncompensated member of the board of directors for Incuron. Pursuant to master service and development agreements we have with Incuron, the Company performs various research, business development, clinical advisory, and management services for Incuron. The Company recognized revenue of $0 and $49,357 for the years ended December 31, 2021 and December 31, 2020. In addition, the Company recognized no sublease and other income from Incuron for the years ended December 31, 2021 and 2020. Pursuant to these agreements, the Company had gross accounts receivables of $0 and $130,000, and net accounts receivables of $0 and $130,000 from Incuron at December 31, 2021 and 2020, respectively.

Genome Protection

GPI incurred $53,760 and $53,760 in consultant expenses with members of the Company's Board of Directors and management team during the years ended December 31, 2021 and 2020, respectively.

Noreen Griffin

Noreen Griffin served as Chief Executive Officer of Old Cytocom from the date of its incorporation until June 30, 2020, and as President of Old Cytocom from April 1, 2020 until September 30, 2020. As of December 31, 2021 Ms. Griffin owned directly 0.9% of Statera’s common stock.

In December 2021, the Company remitted taxes due of $589,392 on Ms. Griffin's behalf due to taxing authorities related to Old Cytocom restricted stock units which vested in July 2021.  This amount due was presented on the balance sheet for year ended December 31, 2021 in other current assets in "Due from Employees" and further described in note 4. Robert Wilson and Kelly O’Brien Wilson, the son and daughter-in-law of Noreen Griffin, are employed by the Company. In December 2021, the Company remitted taxes due of $141,059 on Mr. Wilson's behalf and $141,059 on Mrs. Wilson's behalf due to taxing authorities related to Old Cytocom restricted stock units which vested in July 2021.  This amount presented on the balance sheet for year ended December 31, 2021 in Equity.

Michael Handley

Michael Handley is the Chief Executive Officer of the Company.

In December 2021, the Company remitted taxes due of $856,890 on Mr. Handley's behalf due to taxing authorities related to Old Cytocom restricted stock units which vested in July 2021.  This amount due was presented on the balance sheet for year ended December 31, 2021 in Equity.

Dr. Clifford Selsky

Dr. Clifford Selsky is the Chief Medical Officer of the Company.

In December 2021, the Company remitted taxes due of $111,363 on Mr. Selsky's behalf due to taxing authorities related to Old Cytocom restricted stock units which vested in July 2021.  This amount due was presented on the balance sheet for year ended December 31, 2021 in Equity.

17. Commitments and Contingencies

On March 17, 2021, a complaint, captioned Steudte v. Cleveland BioLabs, Inc. et al., Case 1:21-cv-02314, was filed in the U.S. District Court for the Southern District of New York in connection with the Merger (the "Steudte Action").  The Steudte Action names as defendants Cleveland BioLabs and each director on the Cleveland BioLabs board of directors.  The complaint in the Steudte Action alleges that Cleveland BioLabs and the Cleveland BioLabs board of directors omitted and/or provided misleading information in the registration statement on Form S-4 filed with the SEC in connection with the Merger in violation of their fiduciary duties and the Exchange Act and related SEC regulations. The Steudte Action seeks, among other things, an injunction preventing the closing of the merger, rescission of the merger if it is consummated, the dissemination by the Company of a revised registration statement on Form S-4 and an award of plaintiffs’ attorneys’ and experts’ fees.  Defendants have filed a letter seeking permission to file a motion to dismiss.  On October 13, 2021, Plaintiff Steudte filed a notice of dismissal. On October 20, 2021, the Southern District entered an order dismissing the case.

On March 19, 2021, a putative class action complaint, captioned Litwin v. Cleveland BioLabs, Inc. et al., Case 2021-0242, was filed in the Delaware Court of Chancery in connection with the Merger (the "Litwin Action"). The Litwin Action names as defendants Cleveland BioLabs, each director on the Cleveland BioLabs board of directors, and the Vice President of Finance of Cleveland BioLabs. The complaint in the Litwin Action alleges that Defendants omitted and/or provided misleading information in the registration statement on Form S-4 filed with the SEC in connection with the Merger in breach of their fiduciary duties. The Litwin Action seeks, among other things, an injunction preventing the closing of the Merger, rescission of the merger if it is consummated, the dissemination by Cleveland BioLabs of a revised registration statement on Form S-4 and an award of plaintiffs’ attorneys’ and experts’ fees. Plaintiff in the Litwin Action has filed a motion for expedited proceedings, which Defendants have opposed. Plaintiff’s motion for expedited proceedings was granted in part and denied in part by the court on April 30, 2021. Defendants have also filed a motion to dismiss the Litwin Action.  On July 7, 2021, Plaintiff filed a stipulation and proposed order voluntarily dismissing the case, but reserving the right to seek attorneys’ fees.  On July 8, 2021, the Delaware Court of Chancery entered an order dismissing the case, but reserving jurisdiction to determine whether to award Plaintiff’s counsel any fees, should Plaintiff’s counsel file a motion for such. On November 4, 2021, the parties reached an agreement in principle to resolve the case. On December 13, 2021, the Delaware Court of Chancery entered an order closing the case, and the Company remitted payment on December 16, 2021.

On March 24, 2021, a complaint, captioned Bednar v. Cleveland BioLabs, Inc. et al., Case 1:21-cv-02546, was filed in the U.S. District Court for the Southern District of New York in connection with the Merger (the "Bednar Action").  The Bednar Action names as defendants Cleveland BioLabs and each director on the Cleveland BioLabs board of directors.  The complaint in the Bednar Action alleges that Cleveland BioLabs and the Cleveland BioLabs board of directors omitted and/or provided misleading information in the registration statement on Form S-4 filed with the SEC in connection with the Merger in violation of their fiduciary duties and the Exchange Act and related SEC regulations. The Bednar Action seeks, among other things, an injunction preventing the closing of the Merger, rescission of the Merger if it is consummated, the dissemination by the Company of a revised registration statement on Form S-4 and an award of plaintiffs’ attorneys’ and experts’ fees. On October 13, 2021, Plaintiff Bednar filed a notice of dismissal.  On October 20, 2021, the Southern District entered an order dismissing the case.  On December 23, 2021, Plaintiff Bednar filed a new action in the Delaware Court of Chancery, asserting a cause of action for an equitable assessment of attorneys’ fees and expenses incurred in connection with the first lawsuit.  The new Delaware action names the same defendants as the first Bednar Action.  The Defendants in the new Delaware action have filed an answer to Plaintiff’s Delaware complaint.

18. Income Taxes

In 2021 and 2020 Statera files corporate income tax returns in the United States, Florida, Colorado, California, New York, Idaho, Maryland, and Tennessee. The Company is subject to federal, state and local income tax examinations by tax authorities through inception.

As of December 31, 2021, the Company had federal and state net operating loss carry forwards of $197,824,000 which may be used to offset future taxable income. Approximately $140,625,000 will expire in 2037 while $57,199,000 will be limited to 80% of taxable income but will not expire. The Company also has Russian net operating loss carryforward amounting to $64,000 which do not expire but are limited to 50% of the tax base.

Loss from continuing operations consist of the following:

	For the Years Ended December 31,
	2021	2020
US Operations	$(36,084,601)	$(12,093,862)
Foreign Operations	(64,473)	-
	$(36,149,074)	$(12,093,862)

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

	For the Years Ended December 31,
	2021	2020
Net operating loss carryforwards	$51,916,881	$4,800,606
Tax credit carryforwards	5,520,143	-
Stock based compensation	10,815,500	868,325
Accruals	35,011	-
Allowance for doubtful accounts	32,949	-
Right of use assets	21,036	-
Fixed assets and intangibles	963,413	2,202
Valuation allowance	(69,304,932)	(5,666,728)
Net deferred tax asset	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

Reconciliation of the statutory federal income tax to the Company's effective tax:

	For the Years Ended December 31,
	2021		2020
Statutory federal tax rate	21.00%		21.00%
State taxes, net of federal benefit	6.66%		3.94%
Permanent differences and other	0.57%		(1.95	) %
Merger activity	147.81%		-%
Valuation allowance	(176.04	) %	(22.99	) %
Provision for income taxes	-%		-%

All tax years remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

The following presents a roll-forward of the unrecognized tax benefits and associated interest and penalties:

	Unrecognized Tax Benefits	Interest and Penalties
Balance at January 1, 2021	-	-
Deferred tax position	518,000	-
Balance at December 31, 2021	518,000	-

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2021 the Company had $518,000 in unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended December 31, 2020 and 2019. The Company did not recognize any interest or penalties during fiscal 2020 or 2019 related to unrecognized tax benefits.

19. Subsequent Events

Management evaluated all events or transactions that occurred after December 31, 2021 through the date the financial statements were filed.

On February 4, 2022, the Company repaid a portion of their note payable to Avenue in the amount of $5.0 million. These funds were presented on the balance sheet for year ended December 31, 2021 in non-current assets as "restricted cash".  As a result of this repayment under the Avenue Facility the Company was also required to pay a pre-payment fee of 3% or $150,000.

On February 9, 2022, the Company closed a registered direct offering with an institutional investor, pursuant to which the Company sold $2.0 million worth of its common stock and warrants to purchase approximately 2.0 million shares of common stock. The purchase price for one share of common stock and one warrant was $1.00.  The warrants are exercisable immediately, have an exercise price of $1.00 per share, and will expire five years from the initial exercise date. The proceeds of the offering will be used for general corporate purposes, including the Company’s Phase 3 pediatric Crohn’s study, its acute COVID study, as well as other development activities. On March 22, 2022, the Company obtained a limited waiver ("Waiver") from a certain investor ("Investor") with respect to certain provisions of a Securities Purchase Agreement, dated as of February 6, 2022, by and among the Company and the Investor which limits the ability of the Company to issue common stock and/or warrants except through the confidentially marketed public offering announced on March 22, 2022.  As consideration for the limited waiver, upon consummation of such public offering, the exercise price of the Common Stock Purchase Warrant to purchase 2,000,000 shares of Common Stock issued on February 9, 2022, by the Company to the Investor in connection with the Securities Purchase Agreement, will be repriced from $1.00 per share to $0.45 per share (the public offering price per Unit in the confidentially marketed public offering of the Company), subject to adjustment under the Common Stock Purchase Warrant. The securities were offered and sold by the Company under a prospectus supplement and accompanying prospectus filed with the SEC pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on May 21, 2020 and subsequently declared effective on May 29, 2020 (File No. 333-238578). The net proceeds received by the Company were $1.65 million.

On March 24, 2022, the Company closed an underwritten confidentially marketed public offering (the "CMPO") in accordance with a final prospectus supplement and accompanying base prospectus relating to the securities offered in the offering filed with the SEC on March 23, 2022.  The Company sold 12,555,555 units ("Units"), at a price to the public of $0.45 per Unit for aggregate gross proceeds of approximately $5.7 million, prior to deducting underwriting discounts, commissions, and other offering expenses. Each Unit consisted of one share of Common Stock, one warrant with a one-year term that expires on March 23, 2023 to purchase one share of Common Stock at an exercise price of $0.45 per share (the "One-Year Warrants"), and one warrant with a five-year term that expires on March 23, 2027 to purchase one share of our Common Stock at an exercise price of $0.5625 per share (the "Five-Year Warrants"). The shares of Common Stock, the One-Year Warrants, and the Five-Year Warrants were immediately separable and were issued separately. In addition, the Company granted the underwriters a 45-day option to purchase up to an additional 1,883,333 shares of Common Stock at the public offering price of $0.43 per share less the underwriting discount per share, solely to cover over-allotments, if any (the "Overallotment Option"). In connection with the offering, the underwriters partially exercised the Overallotment Option to purchase an additional 1,883,333 One-Year Warrants and 1,883,333 Five-Year Warrants at the public offering price of $0.01 per One-Year Warrant and $0.01 per Five-Year Warrant, less the underwriting discount per warrant. The securities were offered and sold by the Company under a prospectus supplement and accompanying prospectus filed with the SEC pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on May 21, 2020 and subsequently declared effective on May 29, 2020 (File No. 333-238578). The net proceeds received by the Company were $4.8 million.

On March 25, 2022, we received a letter (the "Default Letter") from Avenue Venture Opportunities Fund, L.P. ("Avenue") regarding alleged events of default with respect to the Loan and Security Agreement, dated as of April 26, 2021, between the Company and Avenue (the "Avenue Facility").  In the Default Letter, Avenue alleges that certain events of default under the Avenue Facility have occurred and continue to exist. Specifically, Avenue alleges that the Company is in violation of certain provisions of the Avenue Facility as a result of the Company’s failure to:

●	timely deliver monthly financial statements for certain periods;
●	obtain Avenue’s consent to repurchase certain securities from stockholders;
●	pay principal and interest when due, including on March 1, 2022; and
●	maintain unrestricted cash and cash equivalents in one or more accounts subject to control agreements in favor of Avenue in amount of at least $5 million.

In the Default Letter, Avenue purported to exercise its rights to suspend further loans or advances to the Company under the Avenue Facility and to declare accelerate the amount due under the Avenue Facility, which it asserts to be approximately $11.2 million, inclusive of fees of penalties. Avenue further states in the Default Letter that interest will continue to accrue on the outstanding amounts at the default rate of 5.0%.  In furtherance of the allegations set forth in the Default Letter, Avenue foreclosed on approximately $4.8 million of the Company’s cash.

On March 23, 2022, we received written notice from the Listing Qualifications staff of the Nasdaq Stock Market LLC ("NASDAQ") indicating that because the minimum bid price of the Company’s common stock has closed below $1.00 per share for the last 30 consecutive business days, the Company no longer meets the requirements of Listing Rule 5550(a)(2), which requires the Company to maintain a minimum bid price of $1.00 per share (the "Bid Price Rule"). The NASDAQ Listing Rules provide the Company with a compliance period of 180 calendar days in which to regain compliance with the Bid Price Rule. Accordingly, the Company will regain compliance if at any time during this 180-day period the closing bid price of the Company’s common stock is at least $1.00 for a minimum of ten consecutive business days.

On March 25, 2022, Randy Saluck and Lea Verny, each a member of the board of directors of the Company, resigned from their positions as members of board, effective immediately. At the time of their resignations, Mr. Saluck and Ms. Verny each served on the audit, nominating and corporate governance and compensation committees of the Board.  As a result of these resignations, the Company is no longer in compliance with NASDAQ governance rules requiring that the board of directors be comprised of a majority of independent directors, requiring the audit committee of the board of directors be comprised of at least three independent directors, and requiring that the compensation committee of the board of directors be comprised of at least two independent directors. In accordance with NASDAQ’s rules, the Company is granted a cure period to regain compliance with the rules pertaining to the composition of the board, the audit committee of the board and the compensation committee of the board, respectively, which cure period will expire upon the earlier of the Company’s next annual stockholders’ meeting or March 24, 2023; provided, however, that if the Company’s next annual stockholders’ meeting occurs no later than 180 days following the date of the resignations, then the cure period will expire 180 days following the date of such resignations.

On March 31, 2022, Statera Biopharma, Inc. (the "Company") received a letter (the "Letter") from Avenue Venture Opportunities Fund, L.P. ("Avenue") regarding alleged events of default with respect to the Loan and Security Agreement, dated as of April 26, 2021, between the Company and Avenue (the "Loan Agreement"). In the Letter, Avenue alleges that certain events of default under the Loan Agreement have occurred and continue to exist. Specifically, Avenue alleged that the Company was in violation of certain provisions of the Loan Agreement as a result of which, Avenue purported to exercise its rights to suspend further loans or advances to the Company under the Loan Agreement and to accelerate the amount due under the Loan Agreement, which it asserts to be approximately $11.2 million, inclusive of fees of penalties. Avenue further states in the letter that interest will continue to accrue on the outstanding amounts at the default rate of 5.0%. In furtherance of the allegations set forth in the Letter, Avenue foreclosed on approximately $4.8 million of the Company’s cash. In response to the Letter, on April 18, 2022, Avenue and the Company entered into a "Forbearance and Second Amendment to Loan Documents," ("Forbearance Agreement") regarding the Loan Agreement, whereby the parties agreed to the following terms: On March 25, 2022, Avenue exercised certain of its remedies under the Loan Agreement with respect to the Existing Defaults (as defined below), by sweeping cash from Company’s accounts, totaling Four Million Eight Hundred Twenty-Seven Thousand Two Hundred Ninety and 22/110 Dollars ($4,827,290.22), which Avenue applied to the then-outstanding Obligations under the Loan Agreement. The principal balance outstanding under the Loan Agreement, before giving effect to the Forbearance Agreement, is Five Million Seven Hundred Eleven Thousand Forty-Nine and 14/100 Dollars ($5,711,049.14), plus accrued and unpaid interest, fees (including the Prepayment Fee) and expenses (including but not limited to legal fees and costs). Subject to the terms of the Forbearance Agreement, Avenue agrees that, from the effective date of the Agreement until May 31, 2022 (the "Forbearance Period"), it will refrain and forbear from exercising certain remedies arising out of the Existing Defaults or any other present or future Event of Default under the Loan Agreement or Supplement. Under the Forbearance Agreement, Avenue shall not seize, sweep, or by any means take control of, directly or indirectly, any funds from any of the Company’s bank accounts; and (ii) during the Forbearance Period, the Loans may be prepaid in whole or in part at any time, subject to the repayment and prepayment terms of the Loan Documents.

On April 19, 2022, Statera Biopharma, Inc. (the "Company") received a letter from the Listing Qualifications Department of The Nasdaq Stock Market ("NASDAQ") stating that, because the Company has not yet filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "Form 10-K") with the Securities and Exchange Commission (the "SEC"), the Company is not in compliance with NASDAQ Listing Rule 5250(c)(1) for continued listing. Pursuant to the NASDAQ letter, the Company is required to submit a plan to regain compliance by June 20, 2022. If the plan is accepted by NASDAQ, the Company must implement the plan to regain compliance by the date that is 180 days after the due date of the Form 10-K, or October 17, 2022. The Company submitted the plan to NASDAQ to regain compliance on May 27, 2022 and is currently awaiting NASDAQ acceptance. Subsequently, on May 18, 2022, the Company received an additional letter from NASDAQ stating that because the Company remains delinquent in filing its Form 10-K, and subsequently has failed to timely file its Quarterly Report on Form 10-Q for the period ended March 31, 2022 (the "Form 10-Q"), the Company does not comply with NASDAQ Listing Rules for continued listing. NASDAQ reiterated that the Company had until June 20, 2022 to submit a plan to regain compliance with respect to the delinquent Form 10-K and Form 10-Q. Please note that any Staff exception to allow the Company to regain compliance, if granted, will be limited to a maximum of 180 calendar days from the due date of the Form 10-K, or October 17, 2022. As noted above, the Company submitted the plan to NASDAQ to regain compliance on May 27, 2022.

On April 21, 2022, Statera Biopharma, Inc. (the "Company") accepted the resignation of Cozette M. McAvoy, Chief Legal Officer effective as of April 30, 2022.

On April 30, 2022, due to corporate restructuring, approximately 14 employees were terminated, including our Chief Operating Officer Taunia Markvicka and Chief Medical Officer Clifford Selsky.

On May 27, 2022, Peter Aronstam resigned as Chief Financial Officer of Statera Biopharma, Inc. (the "Company"), effective as of May 27, 2022. The Board of Directors of the Company has commenced a search for a new Chief Financial Officer. In the meantime, beginning on May 27, 2022, Christopher Zosh was appointed to act as interim principal financial officer and interim principal accounting officer.

On June 13, 2022, the board of directors of Statera Biopharma, Inc. (the "Company") approved the engagement of BF Borgers CPA, PC ("BF Borgers") as the Company’s independent registered public accounting firm effective as of June 13, 2022. During the Company’s two most recent fiscal years ended December 31, 2020 and 2021 and from January 1, 2022 through June 13, 2022, neither the Company nor anyone on its behalf consulted BF Borgers regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and no written report or oral advice was provided to the Company that BF Borgers concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable event as defined in Regulation S-K, Item 304(a)(1)(iv) and Item 304(a)(1)(v).

On June 17, 2022, the Board of Directors of Statera Biopharma, Inc. (the "Company") ratified the appointments of Dr. Uday Saxena and Dr. Blake Hawley as a directors of the Company, to fill the vacancies created by Mr. Saluck and Ms. Verny resignations. Dr. Saxena and Dr. Hawley will serve in such position until the earlier of their deaths, resignations or removal from office. Dr. Saxena and Dr. Hawley will serve as members of the Board’s audit committee, compensation committee, and nominating and corporate governance committee. The Board has affirmatively determined that Dr. Saxena and Dr. Hawley are “independent” within the meaning of the listing standards of The Nasdaq Stock Market ("Nasdaq"). In addition, Dr. Saxena and Dr. Hawley are independent under Nasdaq’s heightened independence standards applicable to audit committee and compensation committee members.

On August 16, 2022, certain former employees of the Company and certain third party vendors of the Company filed an involuntary petition in the United States Bankruptcy Court for the District of Colorado (No. 22-13051-JGR) against the Company seeking relief under Chapter 11 of the United States Bankruptcy Code. The Company believes the involuntary petition is improper and wrongfully filed and is seeking dismissal of the petition.

On August 22, 2022, the Company issued 1.5 million shares of restricted common stock pursuant to a newly executed contract to provide services to the Company.

On September 1, 2022, the Company was notified by the Listing Qualifications Staff (the "Staff") of The Nasdaq Stock Market LLC ("Nasdaq") that the Company’s common stock would be subject to delisting due to the Company’s non-compliance with the filing requirement set forth in Nasdaq Listing Rule 5250(c)(1) unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the "Panel"). The Company has not yet filed the Form 10-K for the fiscal year ended December 31, 2021 ("Form 10-K"), or the Forms 10-Q for the quarterly periods ended March 31, 2022 and June 30, 2022 (collectively, "Form 10-Qs") with the Securities and Exchange Commission. The Company intends to timely request a hearing before the Panel, which request will stay any further action by Nasdaq at least pending the issuance of a decision by the Panel and the expiration of any extension the Panel may grant to the Company following the hearing.

On September 2, 2022, Statera Biopharma, Inc. (the "Company") entered a Binding Letter of Intent ("LOI") with Lay Sciences, Inc. ("Lay"), pursuant to which the Company will manufacture, and test IgY polyclonal antibody products created by Lay. The LOI provides for an exclusivity period of ninety (90) days (the "Exclusivity Period") for negotiating and finalizing a definitive agreement (the "Definitive Agreement"). During the Exclusivity Period, which begins from the date of the LOI, Lay will not engage in activities with any third party in relation to the acquisition of the Company. Pursuant to the LOI, (i) Lay shall complete technology transfer to the Company; and (ii) the Company shall (A) assist Lay in testing its current and future products for activity and purity, In consideration of the manufacturing right granted to the Company by Lay, the Company shall (i) issue 500,000 shares of preferred stock of the Company to Lay and (ii) pay up to $500,000 to Lay within 30 days of the execution of the LOI.

On September 2, 2022, the Board of Directors of the Company appointed John Kallassy as a director of the Company, effective September 2, 2022, to fill the vacancy created by Randy Saluck’s resignation. Mr. Kallassy will serve in such position until his successor is elected and qualified or until his earlier death, resignation, or removal. Mr. Kallassy will serve as a member of the Board’s audit committee, compensation committee, and nominating and corporate governance committee. The Board has affirmatively determined that Mr. Kallassy is "independent" within the meaning of the listing standards of The Nasdaq Stock Market ("Nasdaq"). In addition, Mr. Kallassy is independent under Nasdaq’s heightened independence standards applicable to audit committee and compensation committee members. The Board also appointed Mr. Kallassy as an "audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and Chairperson of the Audit Committee of the Board.

In  September 2022, the Company executed multiple subscription agreements pursuant to which the Company sold 4.75 million shares of its common stock for approximately $0.36 million and issued warrants to purchase approximately 9.5 million shares of common stock. The purchase price for one share of common stock and two warrants was $0.075.  The warrants are exercisable immediately, have an exercise price of $0.15 per share, and will expire two years from the initial exercise date. The proceeds of the offering will be used for general corporate purposes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), as of December 31, 2021. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Interim Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

Name	Age	Position with the Company
Blake Hawley	58	Director
John Kallassy	58	Director
Satish Chandran	67	Director
Uday Saxena	65	Director
Michael Handley	51	Chair of the Board, President, and Chief Executive Officer

Dr. Blake Hawley. Dr. Hawley became an independent director of the Company in June 2022. His experience includes the founding of Cleopatra Life Inc, a private direct-to-consumer women’s health telemedicine-enabled platform delivering bio-identical hormone therapy to women on patent-pending platform technology.  His acquisition of a formulation laboratory allows licensing of novel and patented products in human health and foods through Motega Holdings, Inc dba Motega Health.  He also founded SBH Nutrition Science, LLC which develops nutritional formulations for companies in the pet food and treat space both domestically and globally as well as Cedoga Consulting, LLC which works with companies to help develop and commercialize veterinary and pet health products.  His background includes  30 years in the health and nutrition space.  Prior to these companies, Dr. Hawley worked in animal health, pharmaceuticals, and foods for multimillion-dollar businesses.  He served as the President & CEO of an Australian-founded animal health start-up.  Prior to this, Dr. Hawley was Chief Commercial Officer for Kindred Biosciences, where he helped investigate and commercialize multiple new animal drugs and therapeutic foods.  He held various senior management roles at Colgate-Palmolive’s division Hill’s Pet Nutrition Inc, working across 23 countries and 3 continents.  In addition to the Company, he sits on the Board of Directors for Torigen Pharmaceuticals Inc. and CytoNest Inc, both private companies. Hawley graduated from North Carolina State University with a Bachelor of Science degree in zoology. Hawley earned his Doctorate in Veterinary Medicine from North Carolina State University in 1991.  Hawley earned an M.B.A. from the University of Kansas Business School in 2002.  Hawley is a 2017 graduate of Pipeline Entrepreneurs, and a graduate of the Village Capital Agricultural 2016 Entrepreneur Cohort and the 2020 Black & Veatch Covid IgniteX accelerator. Dr. Hawley's expertise in medicine, biopharmaceuticals, and therapeutics, make him a valuable member of the board.

John Kallassy. Mr. Kallassy was appointed to the Company’s Board in September 2022. Since 2017, Mr. Kallassy has served as Chief Executive Officer and Chairman of Bactana Corp, where he leads researchers in developing microbial based solutions that help pets suffering from metabolic diseases and promote sustainable livestock farming.  Mr. Kallassy also serves as Chief Financial Officer of companion animal autologous cancer vaccine company Torigen Pharmaceuticals, Inc. From 2014 through 2016 Mr. Kallassy was the Chief Financial and Operating Officer at Jaguar Health where he oversaw the company’s Nasdaq IPO in 2015.  Previously from 2012 through 2014, Mr. Kallassy was the co-founder and a licensed investment banker at I-Bankers Direct, LLC, a FINRA registered broker dealer established to provide financial services and advise early-stage technology and life science companies. From 2005 through 2011, Mr. Kallassy was the Chief Executive Officer of Siemens AG spinoff Zargis Medical Corp and CFO its parent company Speedus Corp. While at Zargis, Mr. Kallassy led the global launch of a medical device that was awarded “2009 Product of the Year” by Popular Science magazine.  In 2011 John led the sale Zargis’ key assets to 3M, where he was hired for the next year to help integrate the acquired assets into 3M’s global product portfolio. Mr. Kallassy received his M.B.A. from Cornell University, earned his bachelor’s degree in biology from the State University of New York at Brockport, and studied pharmacology at the University of Leeds. Mr. Kallassy’s more than 25 years’ senior-level experiences in both finance and research provides a unique perspective and make him a valuable member of the board.

Satish Chandran. Dr. Chandran was appointed to the Company's Board to fill a vacancy in March 2022. Satish Chandran is currently the President and Chief Executive Officer of Lay Sciences and Prodigy Bio., since 2021 Both Lay Sciences and Prodigy Bio are engaged in developing products based on IgY (chicken egg immunoglobin)-based technology addressing significant unmet market needs. While Lay Sciences is focused on the OTC markets, Prodigy Bio is focused on developing therapeutic products. Prior to Lay Sciences and Prodigy Bio, Satish Chandran (Satish) founded Somahlution and was the Company’s Chief Executive Officer and a member of its Board of Directors since its inception in 2010 until it was acquired by Marizyme 2020. He was the President, Chief Operating Officer and Chief Technology Officer of Marizyme until 2021. Satish’s career started at Fox Chase Cancer Center in Philadelphia in 1984 where he was a post-doctoral fellow and a Research Associate in the mechanistic enzymology/biophysics group. His career in industry started when he joined Apollon in 1992, a company focused on developing first-in-class DNA-based vaccines. At Apollon his team launched several novel products into the clinic. Following the acquisition of Apollon by Wyeth in 1998, Satish directed the Nucleic Acid vaccine group at Wyeth Vaccines (AHP). Satish left Wyeth Vaccines to cofound Nucleonics in 2000, based on his discoveries in RNA interference. As its COO and CSO, he advanced the development of first-in-class products for HBV and HCV therapeutics. He joined Pfizer Biotherapeutics-OTU as its Chief Technology Officer in 2008, heading programs in oncology and metabolic diseases. He left Pfizer in 2010 and founded Somahlution-a medical device company, to build a novel concept in the treatment of ischemia reperfusion injury. At Somahlution as its CEO, Satish built the teams that advanced several products through development, including the commercial launch of its flagship product DuraGraft, a novel 1st in class product that preserves vascular conduits for use in vascular surgeries. All through and between his tenure in industry Satish joined academia as faculty; starting at Fox Chase Cancer Center, followed by; as Associate Professor of Biochemistry at Thomas Jefferson University (2000-2002), as Professor at Blumberg Institute (Institute for Viral Hepatitis Research) in 2008-2009, as Professor at North Dakota State University (2010-2012) and as the Director of the Center of Excellence for Biopharmaceutical Research & Development and Professor of Pharmaceutics. During his tenure at Nucleonics he was also the co-Director for the Drug Delivery Team of the Pennsylvania Nanotechnology Institute (2005-2008). Dr. Chandran received his Ph.D. from Memorial University in Newfoundland, Canada and completed a post-doctoral fellowship at Fox Chase Cancer Center in Philadelphia. Satish has produced numerous publications in vaccines, drugs and biologics and several patents in diverse areas of biotechnology. His career in biological research and development has spanned across academia and industry; early start up and mid-stage biotech companies to large pharmaceutical companies. All through, his research interests in discovery, product development with commercial focus have been in biologics, vaccines, drugs and medical devices. Dr. Chandran is a distinguished biotechnology veteran with nearly 30 years of leadership positions. Dr. Chandran brings valuable in-depth knowledge and experience in various aspects of the pharmaceutical industry, make him a valuable member of the board.

Uday Saxena. Dr. Saxena was appointed to the Company’s Board to fill a vacancy in June 2022. Dr. Saxena is currently a Co-Founder of start-up biotech company, ReaGene Innovations. Dr. Saxena has held Executive and Leadership positions at Parke-Davis in Ann Arbor, AtheroGenics in Atlanta (VP Drug Discovery), Dr. Reddy’s Laboratories (Chief Scientific Officer, US and India) and Kareus Therapeutics (CEO). Dr. Saxena was associated with the Team at Parke-Davis/Pfizer that discovered Lipitor®/atorvastatin, the largest selling (peak sales of $17 billion dollars) drug in pharma business. Dr. Saxena led teams that brought several drug candidates from an idea into the clinic. Dr. Saxena’s current research interests are translational product discovery. His passion is to continue being an entrepreneur having initiated biotech companies in the US and India. Dr. Saxena has a Ph.D. in Biochemistry from Memorial University and Post-doctoral training at Columbia University. Dr. Saxena is one of the few executives who combine excellence in science as well as business side of pharma including being part of a start-up which was successfully listed on wall street (NASDAQ). He serves as a review member/Mentor to several DBT panels as well as IKP and CSIR programs. He is a well-known speaker in International and National platforms and recipient of academic and Industry honors. He has published more than 60 papers and been granted/filed 33 patents. Dr. Saxena has a Ph.D. in Biochemistry from Memorial University and Post-doctoral training at Columbia University. Dr. Saxena's expertise in medicine, biopharmaceuticals, and therapeutics, make him a valuable member of the board.

Michael Handley. Mr. Handley became a director and Chief Executive Officer and President of the Company upon the closing of the Company’s merger with Old Cytocom in July 2021. He also served as Chief Executive Officer and director of Old Cytocom, positions he has held since April 2020. Beginning in the spring of 2021, Mr. Handley has also been serving as chief executive officer and chairman of Sparta Healthcare Acquisition Corp., a newly organized blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses in the healthcare industry. Mr. Handley also serves on the board of directors of Makamer, Inc., a private company, and as a manager of Palmera Singapore LLC, a private company. Previously, Mr. Handley served as Chief Executive Officer and director of Immune Therapeutics, from July 2019 through March 2020. From 2012 through 2018, Mr. Handley served as Chief Executive Officer and director of Armis Biopharma, a development-stage healthcare company, where Mr. Handley was responsible for day-to-day operations, executing a profitable growth strategy, obtaining global product approvals, overseeing intellectual property strategy, product commercialization, business development and financing. Mr. Handley founded Vessix Vascular, Inc. in 2011 and served as Vice President of Clinical, Quality and Regulatory until 2012. Mr. Handley was also Global Head of Regulatory at Acclarent, Inc. from 2010 to 2011. Prior to this, he was Vice President of Regulatory and Chief Compliance Officer of Spectranetics (Nasdaq: SPNC) a medical device company, from 2007 until 2010. Mr. Handley was the Chief Executive Officer and Vice President of Business development, Quality and Regulatory at Accelapure Corporation, a biotechnology company, from 2005 until 2007. Mr. Handley expanded his executive skill set as a Senior Management Consultant in the healthcare field at Pittiglio Rabin Todd & McGrath (now PricewaterhouseCoopers) from 2004 until 2005. Prior to beginning his business career, Mr. Handley spent several years in various consulting and drug development roles at the public biotech companies Genentech, Inc. (Nasdaq: DNA), Amgen Inc. (Nasdaq: AMGN) and Gliatech Inc. (formerly Nasdaq: GLIA). Mr. Handley graduated cum laude from Colorado State University with Bachelor of Science degrees in molecular biology, exercise physiology and minors in chemistry, and neurobiology in 1995. Mr. Handley earned an M.B.A. from The Graziadio Business School at Pepperdine University in 2001. Mr. Handley’s in-depth knowledge of the Company and its programs, as well as his prior experience in the biopharmaceutical industry, make him a valuable member of the board.

Executive Officers

The following table sets forth certain information regarding our executive officers. The Board elects officers annually and such executive officers serve at the discretion of the Board. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Michael Handley	51	President and Chief Executive Officer
Robert W. Buckheit, Jr.	62	Chief Technology Officer
Andrei Gudkov, Ph.D., D. Sci.	65	Vice President of Global Development
Christopher Zosh	47	Interim Principal Financial Officer, Interim Principal Accounting Officer and Executive Vice President of Finance

Michael K. Handley, Chief Executive Officer. See "The Board of Directors" above.

Robert W. Buckheit, Jr., Ph.D., Chief Technology Officer. Dr. Buckheit became our Chief Technology Officer upon the closing of the Merger on July 27, 2021. Dr. Buckheit also serves as Chief Technology Officer for Old Cytocom, a position he has held since July 2020. Dr. Buckheit founded ImQuest Biosciences in 2004 and has served as its President and Chief Scientific Officer since its inception. Under Dr. Buckheit’s leadership, ImQuest BioSciences was named Small Company of the Year by the Maryland Biotechnology Council and the Frederick County Entrepreneur Council honored Dr. Buckheit as Entrepreneur of the Year for 2010. Dr. Buckheit’s experience with anti-infective evaluations has resulted in over 175 publications of peer-reviewed literature. Dr. Buckheit received a Bachelor of Science degree in biology from Lehigh University in 1982, a Ph.D. in microbiology and immunology from Duke University in 1986, and completed a postdoctoral fellowship in virology, cell and microbiology at The University of North Carolina at Chapel Hill in 1989.

Andrei Gudkov, Ph.D., D. Sci., Global Head of Research & Development. Dr. Gudkov became our Global Head of Research & Development upon the closing of the Merger on July 27, 2021. Prior to that, he served as our Chief Scientific Officer from our inception in June 2003, and served as a director from our inception in June 2003 until April 2016. From 2007 to 2019, Dr. Gudkov served as Senior Vice President of Basic Science at Roswell Park Comprehensive Cancer Center (Roswell Park) and since 2019 he has served as Senior Vice President of Research Technology and Innovation at Roswell Park. Since 2007, he has served as Chairman of the Department of Cell Stress Biology at Roswell Park. He also serves as a Director for Everon Biosciences, Inc., Oncotartis Inc., Incuron Inc., Panacela Labs, Inc., and Chief Science Officer of Genome Protection, Inc., an anti-aging drug development company jointly owned by the Company. From 2001 to 2007, he was Chairman of the Department of Molecular Biology at the Lerner Research Institute at the Cleveland Clinic and Professor of Biochemistry at Case Western Reserve University. Prior to this, he was a tenured faculty member in the Department of Molecular Genetics at the University of Illinois at Chicago, where his lab concentrated on the development of new functional gene discovery methodologies and the identification of new candidate cancer treatment targets. Before immigrating to the United States in 1990, Dr. Gudkov worked at The National Cancer Research Center in Moscow, where he led a broad research program focused on virology and cancer drug resistance. Dr. Gudkov holds a Ph.D. and D. Sci. Degree in Experimental Oncology from the Cancer Research Center (Moscow, Russia).

Christopher Zosh, Interim Principal Financial Officer and Interim Principal Accounting Officer. Mr. Zosh became our Principal Financial Officer and Principal Accounting Officer in May 2022 following the resignation of the Company's Chief Financial Officer.  Mr. Zosh has served as interim principal executive officer and principal financial officer from December 2019 until July 27, 2021.  Mr. Zosh served as Vice President of Finance of the Company since January 1, 2019. Prior to that, he served as Acting Finance Director of the Company, from July 2017 through December 2018, and Senior Accountant, from June 2014 through June 2017, where his responsibilities have included overseeing the Company’s internal accounting and financial reporting functions. Since July 1, 2017, he has also served on the board of directors of Panacela Labs, Inc., a joint venture between the Company and Joint Stock Company "Rusnano," a Russian investment fund, in which the Company holds a 66.77% equity interest. Prior to joining the Company, Mr. Zosh held several positions over his fourteen-year career with Sodexo, a facilities management and food service company to schools, universities, hospitals, senior living communities, venues and other vital industries, the most recent of which was Financial Accounting Analyst. In addition, Mr. Zosh served as an Orthopedic Specialist in the United States Army Reserves. He holds a bachelor’s degree in business administration with a concentration in accounting from the State University of New York at Buffalo.

Board Diversity

The below board diversity matrix reports self-identified diversity statistics for our board of directors.

Board Diversity Matrix (As of August 30, 2022)
Total Number of Directors	5
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors		5
Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian		1
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White		3
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background		1

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

Corporate Governance

Audit Committee.

Our Company has a separately designated standing audit committee (the "Audit Committee"). Our Audit Committee met four times during fiscal year 2021. This committee currently has three members, Messrs. Kallassy (Chair), Hawley, and Chandran, each of whom is independent under the rules of the Nasdaq Capital Market.

The Board has determined that Mr. Kallassy is an "audit committee financial expert," as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K.

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

Compensation Committee.

Our Compensation Committee did not meet during fiscal year 2021. This committee currently has three members, Messrs. Chandran (Chair), Kallassy, and Saxena, each of whom is independent under the rules of the Nasdaq Capital Market.

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

Nominating and Corporate Governance Committee.

Our Nominating and Corporate Governance Committee did not meet during fiscal year 2021. The Nominating and Corporate Governance Committee has three members, Messrs. Hawley (Chair), Chandran, and Saxena, each of whom is independent under the rules of the Nasdaq Capital Market.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table shows the total compensation paid or accrued during the last two fiscal years ended December 31, 2020 and 2019 to our (1) Chief Executive Officer, (2) Former President, (3) Former Chief Financial Officer, and Former Chief Legal Officer.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Michael K. Handley	2021	540,000	2,333,818(1)	2,873,818
President and Chief Executive Officer	2020	252,498	158,500(2)	410,998
Noreen Griffin	2021	440,000	1,899,744(1)	2,339,744
Former President	2020	223,331	110,000(3)	333,331
Peter Aronstam	2021	312,500	543,585(4)	856,085
Former Chief Financial Officer	2020	145,831	106,250(5)	252,081
Cozette McAvoy	2021	381,667	581,992(4)	963,659
Former Chief Legal Officer	2020	181,665	96,856(6)	278,521

(1) Includes compensation associated with RSUs which vested in July 2022.
(2) Includes sign on bonus as well as non-employee compensation.
(3) Includes sign on bonus.
(4) Includes compensation associated with RSUs which vested in July 2022 as well as special cash award.
(5) Includes sign on bonus as well as special cash award.
(6) Includes sign on bonus, special cash award, and non-employee compensation.

Narrative Disclosure to Summary Compensation Table

Michael K. Handley

Michael K. Handley, President and Chief Executive Officer. In April 2020, Old Cytocom, now a wholly owned subsidiary of the Company, entered into an employment agreement with Mr. Handley, who currently serves as the Chief Executive Officer of Old Cytocom and the Company. That agreement was subsequently amended in August 2020 and September 2020 and again in October 2020. The agreement, as amended, provides for a three-year term and may be terminated either by Old Cytocom or Mr. Handley at any time. The employment agreement sets forth his initial annual base salary of $540,000, a sign-on bonus of $135,000 and a target annual bonus opportunity equal to 55% of base salary. Mr. Handley’s employment agreement, as amended, provides for severance benefits upon a termination of his employment by Old Cytocom without "cause" or his resignation for "good reason," subject to Mr. Handley’s execution of a general release of claims. The severance benefits include continuation of his base salary for twelve (12) months and twelve (12) months of COBRA premiums paid by Old Cytocom. In addition, if such termination without "cause" or for "good reason" occurs within the twelve (12) month period immediately following a "change in control," Mr. Handley will also receive a payment equal to his target annual bonus for the calendar year in which the termination occurs, payable in a lump sum within 60 days of termination. As Chief Executive Officer of the Company, Mr. Handley will also be eligible to participate in the Company’s plans and arrangements that do not discriminate in scope, terms or operation in favor of executive officers or directors that are generally available to all salaried employees of the Company.

Noreen Griffin

Noreen Griffin., the former President of Old Cytocom until September 2020 and then the Executive Vice President of Operations of Old Cytocom and the Company, was terminated by the Company in April 2022.  In August 2020, Old Cytocom, now a wholly owned subsidiary of the Company, entered into an employment agreement with Ms. Griffin, as the President of Old Cytocom until September 2020 and then served as Executive Vice President of Operations of Old Cytocom and the Company. The employment agreement was subsequently amended in September 2020 and again in September 2020. The employment agreement, as amended, provides for a three-year term and may be terminated either by Old Cytocom or Ms. Griffin at any time. The employment agreement sets forth the initial annual base salary of $440,000, a sign-on bonus of $110,000 and a target annual bonus opportunity equal to 55% of base salary. Ms. Griffin's employment agreement, as amended, provides for severance benefits upon a termination of her employment by Old Cytocom without "cause" or her resignation for "good reason," subject to Ms. Griffin’s execution of a general release of claims. The severance benefits include continuation of her base salary for six (6) months and six (6) months of COBRA premiums paid by Old Cytocom. In addition, if such termination without "cause" or for "good reason" occurs within the twelve (12) month period immediately following a "change in control," Ms. Griffin will also receive a payment equal to her target annual bonus for the calendar year in which the termination occurs, payable in a lump sum within 60 days of termination. Ms. Griffin was also be eligible to participate in the Company’s plans and arrangements that do not discriminate in scope, terms or operation in favor of executive officers or directors that are generally available to all salaried employees of the Company.

Peter Aronstam

Peter Aronstam, Ph.D., the former Chief Financial Officer resigned from the Company in May 2022.  In April 2020, Old Cytocom entered into an employment agreement with Mr. Aronstam, who served as Chief Financial Officer of Old Cytocom and the Company. The employment agreement was subsequently amended in September 2020, October 2020 and August 2021. The employment agreement, as amended, provides for a three-year term and may be terminated either by Old Cytocom or Mr. Aronstam at any time. The employment agreement, amended, sets his initial annual base salary of $400,000, provided for an initial sign-on bonus of $81,250 and a target annual bonus opportunity equal to 45% of base salary. Mr. Aronstam’s employment agreement, as amended, provides for severance benefits upon a termination of his employment by Old Cytocom without "cause" or his resignation for "good reason," subject to Mr. Aronstam’s execution of a general release of claims. The severance benefits include continuation of his base salary for twelve (12) months and twelve (12) months of COBRA premiums paid by Old Cytocom. In addition, if such termination without "cause" or for "good reason" occurs within the twelve (12) month period immediately following a "change in control," Mr. Aronstam will also receive a payment equal to his target annual bonus for the calendar year in which the termination occurs, payable in a lump sum within 60 days of termination. As Chief Financial Officer of the Company, Mr. Aronstam was eligible to participate in the Company’s plans and arrangements that do not discriminate in scope, terms or operation in favor of executive officers or directors that are generally available to all salaried employees of the Company.

Cozette McAvoy

Cozette McAvoy, the former Chief Legal Officer resigned from the Company in March 2022.  In August 2020, Old Cytocom entered into an employment agreement with Ms. McAvoy, who served as Chief Legal Officer of Old Cytocom and the Company. The employment agreement was subsequently amended in September 2020, October 2020 and February 2021. The employment agreement, as amended, provides for a three-year term and may be terminated either by Old Cytocom or Ms. McAvoy at any time. The employment agreement, amended, sets her initial annual base salary of $390,000, provided for an initial sign-on bonus of $56,856 and a target annual bonus opportunity equal to 45% of base salary. Ms. McAvoy's employment agreement, as amended, provides for severance benefits upon a termination of her employment by Old Cytocom without "cause" or his resignation for "good reason," subject to Ms. McAvoy's execution of a general release of claims. The severance benefits include continuation of her base salary for twelve (12) months and twelve (12) months of COBRA premiums paid by Old Cytocom. In addition, if such termination without "cause" or for "good reason" occurs within the twelve (12) month period immediately following a "change in control," Ms. McAvoy will also receive a payment equal to her target annual bonus for the calendar year in which the termination occurs, payable in a lump sum within 60 days of termination. As Chief Legal Officer of the Company, Ms. McAvoy was eligible to participate in the Company’s plans and arrangements that do not discriminate in scope, terms or operation in favor of executive officers or directors that are generally available to all salaried employees of the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options outstanding on the last day of the fiscal year ended December 31, 2021, including both awards subject to performance conditions and non-performance-based awards, to each of the executive officers named in the Summary Compensation Table. There were no stock option exercises by any of our named executive officers during the fiscal year ended December 31, 2021. There were no outstanding stock awards that were not then exercisable to the executive officers named in the Summary Compensation Table on the last day of the fiscal year ended December 31, 2021.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date
Andrei Gudkov	6,250	3.20	4/22/2025
	7,500	13.60	3/13/2024
	4,203	30.80	5/12/2023
	2,813	67.00	1/22/2022
Christopher Zosh	125	10.40	6/16/2024
	300	3.20	4/22/2025

	Restricted Stock Units
Name	Number of Securities Underlying Restricted Stock Units (#)	Vesting Date
Michael K. Handley	308,774	8/15/2022
Robert W. Buckheit, Jr.	25,379	8/15/2022

Director Compensation

The following is a description of the cash compensation arrangements under which the other directors are currently compensated for board and committee services.

Position	Annual Fee	Compensated Directors
Board Member	$35,000	Messrs. Hawley, Kallassy, Chandran, Saxena
Audit Committee Chair	15,000	Mr. Kallassy
Compensation Committee Chair	10,000	Mr. Chandran
Governance Committee Chair	8,000	Mr. Hawley
Audit Committee Member	7,500	Messrs. Hawley and Chandran
Compensation Committee Member	5,000	Messrs. Kallasy and Saxena
Governance Committee Member	4,000	Messrs. Chandran and Saxena

In addition to annual cash compensation, the Company from time to time compensates members of the Board with equity in the form of options to purchase shares of our common stock. In 2021, the Company did not grant stock to any member of the Board for services performed since our 2021 Annual Meeting. Each of our directors is also reimbursed for reasonable out-of-pocket expenses incurred in attending our board or board committee meetings.

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2021 to each of our directors by the Company.

Name	Paid or earned in cash ($)	Total ($)
Michael K. Handley(1)	—	—
Blake Hawley(2)	—	—
John Kallassy(2)	—	—
Satish Chandran(2)	—	—
Uday Saxena(2)	—	—

(1)	Mr. Handley receives no additional compensation for severing on the Board.
(2)	Appointed subsequent to year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of December 31, 2021 for (a) the executive officers named in the Summary Compensation Table in the section titled "Item 11 – Executive Compensation," (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) stockholders that beneficially owned more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by a person or group within 60 days of December 31, 2021 pursuant to the exercise of options or warrants to be outstanding and beneficially owned by such person or group for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 35,484,106 shares of common stock outstanding on December 31, 2021.

Name	Outstanding Shares Beneficially Owned	Rights to Acquire Beneficial Ownership	Total Shares Beneficially Owned	Percentage of Class
5% or greater shareholders
David Davidovich(1)	6,459,948	—	6,459,948	18.21%
Directors and Named Executive Officers(3)
Blake Hawley	—	—	—	*
John Kallassy	—	—	—	*
Satish Chandran	—	—	—	*
Uday Saxena	—	—	—	*
Michael J. Handley	463,160	—	463,160	1.3
Andrei Gudkov, Ph.D., D. Sci.	75,869	20,766(2)	96,635	*
Robert J. Buckheit Jr.	579,354(4)	—	579,354	1.6
Christopher Zosh	—	425(5)	425	*
All current executive officers and directors as a group (9 persons)	1,118,383	21,191	1,139,574	3.20%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.
(1)

David Davidovich reported sole voting and dispositive power with respect to 6,459,948 shares of our common stock in a Statement on Schedule 13D filed with the SEC on July 21, 2015. Mr. Davidovich's address is APT 3, 21 Manresa Road, London, United Kingdom, SW3 SLZ.

(2)	These shares of common stock can be acquired through the exercise of options that are directly owned by Mr. Gudkov. Upon acquisition, Mr. Gudkov will have sole voting and investment power over such shares.
(3)	Unless otherwise indicated, the business address of each of the individuals is 4333 Corbett Drive, Suite 1082, Fort Collins, CO 80525.
(4)	Includes shares owned by Mr. Buckheit's immediate family.
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

On July 27, 2022, as previously disclosed, the Company consummated a Merger Agreement with Merger Sub, and Cytocom, pursuant to which, among other matters, Merger Sub merged with and into Cytocom, with Cytocom continuing as a wholly owned subsidiary of the Company and the surviving corporation of the merger. In consideration of the merger, the Company issued new shares of its common stock the holders of Cytocom’s capital stock. Under the exchange ratio formula set forth in the Merger Agreement, as of immediately after the merger, the former Cytocom stockholders are expected to own approximately 61% of the outstanding shares of the Company’s common stock on a fully diluted basis and stockholders of the Company as of immediately prior to the merger are expected to own approximately 39% of the outstanding shares of Company’s common stock on a fully diluted basis, subject to certain adjustments. Additionally, beginning at the effective time of the merger, the Board will consisted of five members, two of whom were designated by the Company and three of whom were designated by Cytocom, and Cytocom’s Chief Executive Officer, Michael Handley, serves as Chief Executive Officer of the Company. Accordingly, upon closing of the merger, the Company experienced a change of control.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2021, regarding shares of common stock that may be issued under the Company’s equity compensation plans, including the Cleveland Biolabs, Inc. Equity Incentive Plan, adopted in 2018 (the "Equity Plan"). Information is included for both equity compensation plans approved by the Company’s stockholders and not approved by the Company’s stockholders (which date back to before the Company became a reporting company under the Exchange Act).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	325,468	14.28	3,256,089
Equity compensation plans not approved by security holders(2)	1,387,368	—	—
Total	1,712,836	14.28	3,256,089

(1)  Consists of the Equity Plan.

(2)  Consists of the Old Cytocom Equity Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to our written Related Party Transaction Policy, the Audit Committee must provide written approval in advance for any transaction that could involve an actual, potential or perceived conflict of interest, including transactions where employees or directors have a substantial financial interest in any of our competitors, customers or suppliers, or where gifts or loans of value in excess of $120,000 are received in a year from our suppliers, customers or competitors. The policy also requires advance written approval for any transaction where an employee or director owns a substantial interest in an entity that has a prospective business relationship with, or is a competitor of, us. In determining whether to approve any transaction requiring review under the policy, the Audit Committee considers whether the terms of the transaction are fair and on the same basis as would apply for a non-related party; whether there are business reasons for the Company to enter into the transaction; whether the transaction would impair the independence of an independent director; and whether the transaction would present an improper conflict of interest for a director or executive of the Company. There were no transactions with related persons required to be reported that were not reviewed and approved by the Audit Committee that were entered into during the years ended December 31, 2021 and December 31, 2020.

Parent of Smaller Reporting Company

We have no parent company, though David Davidovich may be considered to be our parent by virtue of his ownership of 13% of our outstanding shares of common stock.

Independence

Because David Davidovich held more than 50% of the voting power for the election of our directors until June 2020, the Company was a "controlled company" within the meaning of the NASDAQ Stock Market Rules, and therefore was exempt from a number of corporate governance rules applicable to non-controlled companies. However, as a result of additional issuances of shares of our common stock, Mr. Davidovich now holds less than a majority of our common stock, and, accordingly, we are no longer a “controlled company.” Instead, we are now subject to the same corporate governance rules of the NASDAQ Stock Market that apply to any other company that qualifies as a “smaller reporting company” under the rules of the SEC.

Our Board has affirmatively determined that all of our directors are "independent." Messrs. Hawley, Kallassy, Chandran, and Saxena are independent under The NASDAQ Stock Market Rules and the Securities Exchange Act of 1934 (the "Exchange Act") for purposes of serving on the Audit Committee.

Item 14. Principal Accounting Fees and Services

Since June 2022, BF Borgers CPA, PC has acted as the principal auditor for us and also provides certain audit-related services. We have entered into an engagement agreement with BF Borgers CPA, PC that sets forth the terms by which BF Borgers CPA, PC will perform audit services for us. That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.

The Audit Committee pre-approves all services provided by BF Borgers CPA, PC to us. In pre-approving services, the Audit Committee considers whether such services are consistent with the SEC’s rules on auditor independence. The fees for the services provided by BF Borgers CPA, PC to us are set forth below.

For the financial years ended December 31, 2021 and December 31, 2020, the Company was billed the following fees for audit, audit-related, tax and all other services provided to the Company by its current external auditor, BF Borgers CPA, PC, and its former external auditor, Turner, Stone & Company, L.L.P., respectively:

	Fiscal Year Ended December 31,
	2021	(1)	2020	(2)
Audit Fees (3)	235,853		25,800
Audit-Related Fees (4)	—		—
Tax Fees (5)	—		—
All Other Fees (6)	—		—
Total Fees	235,853		25,800

(1)  Reflects amounts billed by Turner, Stone & Company, L.L.P.

(2)  Reflects amounts billed by Turner, Stone & Company, L.L.P.

(3)  Consists of fees for professional services for the audit of the Corporation’s annual financial statements, interim reviews, securities filings, Sarbanes–Oxley Act Section 404 opinion on internal control over financial reporting and consultations on accounting or disclosure issues.

(4)  Consists of fees for professional services that are reasonably related to the performance of the audit or review of the Corporation’s financial statements and which are not reported under "Audit Fees" above.

(5)  Consists of fees for professional services for tax compliance, tax advice and tax planning. Tax fees include, but are not limited to, preparation of tax returns and R&D tax credit claims.

(6)  Consists of fees for other professional advisory services.

Audit Committee Pre-Approval Policies and Procedures

We have not adopted audit committee pre-approval policies and procedures.

PART IV

Item 15. Exhibits, and Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Financial Statements, included in Part II, Item 8. "Financial Statements and Supplementary Data":
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations for the years ended December 31, 2021 and 2020
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
Consolidated Statement of Stockholders’ Equity as of December 31, 2021 and 2020
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

None.

(3)	Index to Exhibits: The exhibits listed in the following Exhibit Index are filed with this report or, as noted, incorporated by reference herein.

Exhibit No.	Description	Incorporated by Reference Form	File No.	Date Filed	Exhibit No.	Filed Herewith
1.1	Form of Underwriting Agreement, dated March 22, 2022, by and between Statera Biopharma, Inc. and EF Hutton, a division of Benchmark Investments, LLC.	8-K	001-32954	March 25, 2022	1.1
1.2	Forbearance and Second Amendment to Loan Documents, dated April 18, 2022	8-K	001-32954	May 27, 2022	1.1
2.1**	Merger Agreement, dated as of October 16, 2020, among Cleveland Biolabs, Inc., High Street Acquisition Corp. and Cytocom, Inc.	8-K	001-32954	October 19, 2020	2.1
3.1	Restated Certificate of Incorporation, as amended	10-Q	001-32954	November 15, 2021	3.1
3.8	Second Amended and Restated By-Laws	8-K	001-32954	December 5, 2007	3.1
3.9	Amendment to Second Amended and Restated By-Laws of Cleveland BioLabs, Inc.	8-K	001-32954	May 18, 2015	3.1
4.3	Description of Registrant’s Securities	10-K	001-32954	April 15, 2020	4.4
4.4	Form of Warrant	8-K	001-32954	June 3, 2020	4.1
4.5	Form of 2021 Warrants	8-K	001-32954	August 2, 2021	10.6
4.6	Warrant to Purchase Shares of Cytocom Inc., dated as of July 27, 2021, issued to GEM Yield Bahamas Limited	8-K	001-32954	August 2, 2021	10.5
4.7	Form of Common Stock Purchase Warrant	8-K	001-32954	February 7, 2022	4.1
4.8	Form of Waiver	8-K	001-32954	March 22, 2022	10.1
4.9	Form of One Year Common Stock Purchase Warrant	8-K	001-32954	March 25, 2022	4.1
4.10	Form of Five Year Common Stock Purchase Warrant	8-K	001-32954	March 25, 2022	4.2
4.11	Form of Pre-funded Warrant	8-K	001-32954	March 25, 2022	4.3
10.1	Securities Purchase Agreement dated June 24, 2015 by and between Cleveland BioLabs, Inc. and David Davidovich	8-K	001-32954	June 24, 2015	10.1
10.2	Registration Rights Agreement dated June 24, 2015 by and between Cleveland BioLabs, Inc. and David Davidovich	8-K	001-32954	June 24, 2015	10.2
10.3†	Second Amendment to Exclusive License Agreement, dated September 22, 2011, by and between The Cleveland Clinic Foundation and the registrant	10-Q	001-32954	November 9, 2011	10.3

Exhibit No.	Description	Incorporated by Reference Form	File No.	Date Filed	Exhibit No.	Filed Herewith
10.4	Sponsored Research Agreement between Cleveland BioLabs, Inc. and Roswell Park Cancer Institute Corporation, effective as of January 12, 2007	8-K	001-32954	January 12, 2007	10.1
10.5	Investment Agreement, dated September 19, 2011, by and among Panacela Labs, Inc., the Registrant and Open Joint Stock Company Rusnano	10-Q	001-32954	November 9, 2011	10.1
10.6†	Exclusive License and Option Agreement, dated September 23, 2011, by and between Children’s Cancer Institute Australia for Medical Research and Panacela Labs, Inc.	10-Q	001-32954	November 9, 2011	10.2
10.7†	Exclusive License and Option Agreement, dated September 23, 2011, by and between Health Research, Inc., Roswell Park Institute Division, Roswell Park Cancer Institute Corporation, and Panacela Labs, Inc.	10-Q	001-32954	November 9, 2011	10.4
10.8	Amended and Restated Exclusive Sublicense Agreement, dated September 23, 2011, by and between Cleveland BioLabs, Inc. and Panacela Labs, Inc.	10-Q	001-32954	November 9, 2011	10.5
10.9	Assignment Agreement, dated September 23, 2011, by and between Panacela Labs, Inc. and Cleveland BioLabs, Inc.	10-Q	001-32954	November 9, 2011	10.7
10.10	Royalty Agreement dated April 29, 2015 by and between Cleveland BioLabs, Inc. and Incuron LLC	8-K	001-32954	May 4, 2015	10.1
10.11*	Cleveland BioLabs, Inc. Equity Incentive Plan (Incorporated by reference to Appendix A to Proxy Statement on Schedule 14A filed on April 1, 2008).	Schedule 14A	001-32954	April 1, 2008
10.12*	First Amendment to Cleveland BioLabs, Inc. Equity Incentive Plan	8-K	001-32954	June 9, 2010	99.1
10.13*	Second Amendment to Cleveland BioLabs, Inc. Equity Incentive Plan	8-K	001-32954	June 15, 2012	99.1
10.14*	Third Amendment to Cleveland BioLabs, Inc. Equity Incentive Plan	8-K	001-32954	April 17, 2015	10.1
10.15*	Form of Stock Award Grant Agreement	8-K	001-32954	June 15, 2012	99.2
10.16*	Form of Non-Qualified Stock Option Agreement	8-K	001-32954	June 15, 2012	99.3
10.17*	Cleveland BioLabs, Inc. 2013 Employee Stock Purchase Plan	8-K	001-32954	June 20, 2013	10.1
10.18*	First Amendment to Cleveland BioLabs, Inc. Employee Stock Purchase Plan	8-K	001-32954	April 17, 2015	10.2
10.19*	2012 Long-term Executive Compensation Plan	8-K	001-32954	June 15, 2012	10.1

Exhibit No.	Description	Incorporated by Reference Form	File No.	Date Filed	Exhibit No.	Filed Herewith
10.20*	Severance Benefit Plan	8-K	001-32954	May 13, 2014	10.1
10.21*	Cleveland BioLabs, Inc. Equity Incentive Plan	8-K	001-32954	May 1, 2018	10.1
10.22*	Executive Employment Agreement, dated as of August 19, 2020, as amended, by and among Cytocom Inc. and Michael K. Handley	8-K	001-32954	July 28, 2021	10.1
10.23*	Amendment No. 1 to Executive Employment Agreement, dated as of September 6, 2020, by and among Cytocom Inc. and Michael K. Handley	8-K	001-32954	July 28, 2021	10.2
10.24*	Amendment No. 2 to Executive Employment Agreement, dated as of October 31, 2020, by and among Cytocom Inc. and Michael K. Handley	8-K	001-32954	July 28, 2021	10.3
10.25*	Executive Employment Agreement, dated as of October 30, 2020, as amended, by and among Cytocom Inc. and Taunia Markvicka	8-K	001-32954	July 28, 2021	10.4
10.26*	Amendment No. 1 to Executive Employment Agreement, dated as of March 8, 2021, by and among Cytocom Inc. and Taunia Markvicka	8-K	001-32954	July 28, 2021	10.5
10.27*	Executive Employment Agreement, dated as of August 17, 2020, as amended, by and among Cytocom Inc. and Peter Aronstam	8-K	001-32954	July 28, 2021	10.6
10.28*	Amendment No. 1 to Executive Employment Agreement, dated as of September 6, 2020, by and among Cytocom Inc. and Peter Aronstam	8-K	001-32954	July 28, 2021	10.7
10.29*	Amendment No. 2 to Executive Employment Agreement, dated as of October 31, 2020, by and among Cytocom Inc. and Peter Aronstam	8-K	001-32954	July 28, 2021	10.8
10.30	License Agreement, dated as of August 6, 2018, between Cleveland BioLabs, Inc. and Genome Protection, Inc.	8-K	001-32954	August 10, 2018	10.1
10.31	Assignment Agreement, dated as of August 6, 2018, between Cleveland BioLabs, Inc. and Genome Protection, Inc.	8-K	001-32954	August 10, 2018	10.2
10.32	Simple Agreement for Future Equity, dated as of August 10, 2018, among Genome Protection, Inc., Norma Investments Limited, Cleveland BioLabs, Inc. and Everon Biosciences, Inc.	8-K	001-32954	August 14, 2018	10.1
10.33	Director Designation Agreement, dated as of August 10, 2018, among Genome Protection, Inc., Everon Biosciences, Inc., Cleveland BioLabs, Inc. and Norma Investments Limited	8-K	001-32954	August 14, 2018	10.2

Exhibit No.	Description	Incorporated by Reference Form	File No.	Date Filed	Exhibit No.	Filed Herewith
10.34	Form of Securities Purchase Agreement, dated as of June 1, 2020, between Cleveland BioLabs, Inc. and the purchasers named therein	8-K	001-32954	June 3, 2020	10.1
10.35	Form of Securities Purchase Agreement, dated as of February 19, 2021, between Cleveland BioLabs, Inc. and the purchasers named therein	8-K	001-32954	February 23, 2021	10.1
10.36	Loan and Security Agreement, dated as of April 26, 2021, by and among Cytocom, Inc. and Avenue Venture Opportunities Fund, L.P.	8-K	001-32954	August 2, 2021	10.1
10.37	Supplement to the Loan and Security Agreement dated as of April 26, 2021 between Cytocom, Inc. and Avenue Venture Opportunities Fund, L.P.	8-K	001-32954	August 2, 2021	10.2
10.38	Warrant to Purchase Shares of Common Stock of Cytocom Inc., dated as of July 27, 2021, issued to Avenue Venture Opportunities Fund, L.P.	8-K	001-32954	August 2, 2021	10.3
10.39	Amended and Restated Share Purchase Agreement, dated as of July 27, 2021, by and among GEM Global Yield LLC SCS, GEM Yield Bahamas Limited and Cytocom Inc.	8-K	001-32954	August 2, 2021	10.4
10.40	Amended and Restated Registration Rights Agreement, dated as of July 27, 2021, by and among GEM Global Yield LLC SCS, GEM Yield Bahamas Limited and Cytocom Inc.	8-K	001-32954	August 2, 2021	10.7
10.41	Form of Securities Purchase Agreement, dated February 6, 2022, by and between Statera Biopharma, Inc. and the investor party thereto	8-K	001-32954	February 7, 2022	10.1
10.42	Placement Agency Agreement, dated February 6, 2021, by and between Statera Biopharma, Inc. and EF Hutton, a division of Benchmark Investments, LLC.	8-K	001-32954	February 7, 2022	10.2

Exhibit No.	Description	Incorporated by Reference Form	File No.	Date Filed	Exhibit No.	Filed Herewith
21.1	Subsidiaries					X
23.1	Consent of BF Borgers CPA PC					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael K. Handley					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Peter Aronstam					X
32.1	Section 1350 Certification.					X
101.1

The following financial statements and supplementary data are filed as a part of this annual report on Form 10-K for the quarter and year ended December 31, 2021: (i) Consolidated Balance Sheets at December 31, 2021 and 2020; (ii) Consolidated Statements of Operations for years ended December 31, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Loss for years ended December 31, 2021 and 2020; (iv) Consolidated Statement of Stockholders’ Equity for years ended December 31, 2021 and 2020; (v) Consolidated Statements of Cash Flows for years ended December 31, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements as blocks of text.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

†	Confidential treatment has been granted from the Securities and Exchange Commission as to certain portions of this document.

*	Indicates management contract or compensatory plan required to be filed as an Exhibit.

**	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules have been omitted. Upon request, a copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission.

Item 16.  Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATERA BIOPHARMA, INC.

Dated:	October 05, 2022	By:	/s/Michael J. Handley
Michael Handley
Chief Executive Officer

Dated:	October 05, 2022	By:	/s/Christopher Zosh
Christopher Zosh
Interim Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Michael Handley	Chief Executive Officer and Director	October 05, 2022
Michael Handley

/S/ Satish Chandran	Director	October 05, 2022
Satish Chandran

/S/ John Kallassy	Director	October 05, 2022
John Kallassy

/S/ Blake Hawley	Director	October 05, 2022
Blake Haley

/S/ Uday Saxena	Director	October 05, 2022
Uday Saxena