Form 10-Q
period 2022-03-31
Statera Biopharma, Inc.
filed 2022-10-21
CIK 1318641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.005	STAB	NASDAQ Capital Market

As of September 26, 2022, there were 50,744,653 shares outstanding of the registrant’s common stock, par value $0.005 per share.

STATERA BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	UNAUDITED
ASSETS
Current assets:
Cash and cash equivalents	$152,183	$1,844,732
Short-term investments	178,391	134,603
Accounts receivable	201,297	216,183
Prepaid expenses	499,791	981,895
Contract asset	82,324	132,572
Other current assets	324,505	837,358
Total current assets	1,438,491	4,147,343
Non-current assets:
Operating lease right-of-use assets	1,126,828	964,331
Restricted cash	—	5,000,000
Goodwill	9,267,007	9,267,007
Intangible assets, net	1,467,271	1,580,980
Property and equipment, net	201,969	201,901
Total non-current assets	12,063,075	17,014,219
Assets of discontinued operation	8,123	8,123
Total assets	$13,509,689	$21,169,685
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,291,805	$5,715,956
Current portion of operating lease liabilities	353,439	254,998
Deferred revenue	205,825	373,468
Stock issuances due	325,828	325,828
Notes payable	5,896,486	4,575,000
Total current liabilities	15,073,383	11,245,250
Operating lease liabilities, net of current portion	871,297	806,140
Long-term debt	-	10,625,000
Total long-term liabilities	871,297	11,431,140
Liabilities of discontinued operation	63	63
Total liabilities	15,944,743	22,676,453
Stockholders’ deficit:
Preferred stock, $.005 par value; 1,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $.005 par value; 150,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 49,979,531 shares issued and outstanding as of March 31, 2022 and 35,484,106 shares issued and outstanding as of December 31, 2021	249,898	177,421
Additional paid-in capital	134,528,590	127,743,333
Accumulated other comprehensive loss	(24,252)	(6,651)
Accumulated deficit	(137,239,351)	(129,482,141)
Total Statera Biopharma, Inc. stockholders’ deficit	(2,485,115)	(1,568,038)
Noncontrolling interest in stockholders’ equity	50,061	61,270
Total stockholders’ deficit	(2,435,054)	(1,506,768)
Total liabilities and stockholders’ deficit	$13,509,689	$21,169,685

See Notes to Condensed Consolidated Financial Statements

STATERA BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2022	2021
Revenues:
Grants and contracts	$997,839	$-
Cost of goods sold	353,671	-
Gross Profit	644,168	-
Operating expenses:
Research and development	3,242,328	1,024,344
Sales and marketing expense	37,036	2,796
General and administrative	3,978,349	4,166,889
Total operating expenses	7,257,713	5,194,029
Loss from operations	(6,613,545)	(5,194,029)
Other expense:
Interest and other expense	(1,146,388)	(92,617)
Total other expense	(1,146,388)	(92,617)
Income from discontinued operations, net of income taxes	-	-
Net loss	(7,759,933)	(5,286,646)
Net loss attributable to noncontrolling interests	2,723	-
Net loss attributable to Statera Biopharma, Inc.	$(7,757,210)	$(5,286,646)
Net loss attributable to common stockholders per share of common stock, basic and diluted	$(0.20)	$(0.22)
Weighted average number of shares used in calculating net loss per share, basic and diluted	38,255,406	24,423,700

See Notes to Condensed Consolidated Financial Statements

STATERA BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2022	2021
Net loss including noncontrolling interests	$(7,759,933)	$(5,286,646)
Other comprehensive loss:
Foreign currency translation adjustment	(26,087)	—
Comprehensive loss including noncontrolling interests	(7,786,020)	(5,286,646)
Comprehensive loss attributable to noncontrolling interests	11,209	—
Comprehensive loss attributable to Statera Biopharma, Inc.	$(7,774,811)	$(5,286,646)

See Notes to Condensed Consolidated Financial Statements

STATERA BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital
Balance at December 31, 2020	13,376,062	$66,880	$166,762,778
Exercise of warrants	92,883	466	(466)
Issuance of common stock, net of offering costs	2,000,000	10,000	12,713,074
Net loss	—	—	—
Balance at March 31, 2021	15,468,945	$77,346	$179,475,386

Balance at December 31, 2021	35,484,106	$177,421	$127,743,333
Issuance of common stock and warrants	14,555,555	72,778	6,383,727
Common stock repurchase	(160,130)	(801)	(50,507)
Shares issued for stock based compensation	100,000	500	(500)
Stock based compensation	—	—	452,537
Foreign currency translation	—	—	—
Net loss	—	—	—
Balance at March 31, 2022	49,979,531	$249,898	$134,528,590

	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2020	$(685,680)	$(27,631,321)	$4,973,465	$143,486,118
Exercise of warrants	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	12,723,074
Net loss	—	(5,286,646)	—	(5,286,646)
Balance at March 31, 2021	$(685,680)	$(32,917,967)	$4,973,465	$150,922,546

Balance at December 31, 2021	$(6,651)	$(129,482,141)	$61,270	$(1,506,768)
Issuance of common stock and warrants	—	—	—	6,456,505
Common stock repurchase	—	—	—	(51,308)
Shares issued for stock based compensation	—	—	—	—
Stock based compensation	—	—	—	452,537
Foreign currency translation	(17,601)	—	(8,486)	(26,087)
Net loss	—	(7,757,210)	(2,723)	(7,759,933)
Balance at March 31, 2022	$(24,252)	$(137,239,351)	$50,061	$(2,435,054)

See Notes to Condensed Consolidated Financial Statements

STATERA BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,759,933)	$(5,286,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,522	792
Amortization expense	113,709	—
Stock based compensation	452,537	1,816,086
Noncash lease expense (income)	1,099	(787)
Services obtained for common shares	—	299,000
Changes in operating assets and liabilities:
Other current assets	515,307	(160,224)
Accounts receivable	14,886	—
Short term investments	(43,788)	—
Prepaid expenses	482,104	—
Contract asset	50,248	—
Accounts payable and accrued expenses	2,573,396	739,508
Deferred revenue	(167,643)	—
Net cash used in operating activities	(3,761,556)	(2,592,271)
Cash flows from investing activities:
Purchase of property and equipment	(6,454)	(4,685)
Net cash used in investing activities	(6,454)	(4,685)
Cash flows from financing activities:
Proceeds from issuance of common stock	6,456,505	—
Proceeds from issuance of preferred stock	—	2,155,000
Common stock repurchases	(51,308)	—
Repayments on notes payable	(9,303,514)	—
Net cash provided by (used in) financing activities	(2,898,452)	2,155,000
Effect of exchange rate change on cash and equivalents	(26,087)	—
Decrease in cash, cash equivalents, and restricted cash	(6,692,549)	(441,956)
Cash, cash equivalents, and restricted cash, beginning of year	6,844,732	593,869
Cash, cash equivalents, and restricted cash end of year	$152,183	$151,913

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$539,842	$-

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

The Company was incorporated in Delaware in June 2003 and is headquartered in Fort Collins, Colorado. Prior to the Merger, the Company conducted business in the United States ("U.S.") directly and in the Russian Federation ("Russia") through two subsidiaries: one wholly owned subsidiary, BioLab 612, LLC ("BioLab 612"), which began operations in 2012 and was dissolved in November 2020; and Panacela Labs, Inc. ("Panacela"), which was formed by us and Joint Stock Company "RUSNANO" ("RUSNANO"), our financial partner in the venture, in 2011. Unless otherwise noted, or the context otherwise requires, the terms "Statera Biopharma," the "Company," "we," "us," and "our" refer to Statera Biopharma, Inc., known as Cleveland BioLabs, Inc. prior to the Merger, BioLab 612, and Panacela.

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

In addition, the Company has an investment in Genome Protection, Inc. ("GPI") that is recorded under the equity method of accounting. The Company has not recorded its 50% share of the losses of GPI through  March 31, 2022 as the impact would have reduced the Company's equity method investment in GPI below zero, and there are no requirements to fund the Company's share of these losses or contribute additional capital as of the date of these statements.

Statera Biopharma is a clinical-stage biopharmaceutical company developing novel immunotherapies targeting autoimmune, neutropenia/anemia, emerging viruses and cancers based on a proprietary platform designed to rebalance the body’s immune system and restore homeostasis. Statera has one of the largest platforms of toll-like receptor ("TLR") agonists in the biopharmaceutical industry with TLR4 and TLR9 antagonists, and the TLR5 agonists, Entolimod and GP532. TLRs are a class of protein that play a key role in the innate immune system.

Statera Biopharma is developing therapies designed to directly elicit within patients a robust and durable response of antigen-specific killer T-cells and antibodies, thereby activating essential immune defenses against autoimmune, inflammatory, and infectious diseases and cancers. In the next 12 months, the Company expects to initiate clinical trials covering Crohn’s disease (STAT-201), hematology (Entolimod), pancreatic cancer (STAT-401) and COVID-19 (STAT-205).

Going Concern

At March 31, 2022, the Company had cash and cash equivalents of $0.15 million in the aggregate. The Company has incurred recurring losses from operations since inception, accumulating a deficit of approximately $137.2 million as of March 31, 2022. For the three months ended March 31, 2022 and 2021, the Company incurred net losses of approximately $7.8 million and $5.3 million, respectively. The Company may incur additional losses and negative operating cash flows in the future. Failure to generate sufficient revenues, reduce spending or raise additional capital could adversely affect its ability to achieve its intended business objectives. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these condensed financial statements.

Management intends to fund future operations through additional private or public debt or equity offerings and may seek additional capital through arrangements with strategic partners or from other sources. Based on the Company’s operating plan, existing working capital as of March 31, 2022 was not sufficient to meet the cash requirements to fund planned operations for a period of one year after issuance of condensed financial statements without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America pursuant to the requirements of the Securities and Exchange Commission ("SEC") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for the fair presentation of results for the periods presented, have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

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

Other Comprehensive Income (Loss)

The Company applies the Accounting Standards Codification ("ASC") on comprehensive income (loss) that requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period arising from transactions and other events and circumstances from non-owner sources. The following table presents the changes in accumulated other comprehensive loss for the three months ended March 31, 2022.

Gains and losses on foreign exchange translations
Beginning balance	$(6,651)
Other comprehensive income (loss) before reclassifications	(17,601)
Amounts reclassified from accumulated other comprehensive loss	—
Ending balance	$(24,252)

Accounting for Stock-Based Compensation

The Cleveland Biolabs, Inc. Equity Incentive Plan, adopted in 2018 (the "Plan"), authorizes the Company to grant (i) options to purchase common stock, (ii) stock appreciation rights, (iii) awards of restricted or unrestricted stock, (iv) restricted stock units, and (v) performance awards, so long as the exercise or grant price of each are at least equal to the fair market value of the stock on the date of grant. As of March 31, 2022, an aggregate of 3,597,557 shares of common stock were authorized for issuance under the Plan, of which a total of 3,438,902 shares of common stock remained available for future awards. This includes the Company’s approved amendments to the Plan that increased the number of shares of common stock authorized to be issued by 3,000,000 shares, removed the limit on the maximum number of shares covered by an award that may be issued in any calendar year to any single recipient, and renamed the Plan to the "Statera Biopharma Equity Incentive Plan." In addition, a total of 42,655 shares of common stock reserved for issuance are subject to currently outstanding stock options granted under The Cleveland BioLabs, Inc. Equity Incentive Plan. Awards granted under the Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term, and number of shares) under the Plan are specified in an award document, and approved by the Company’s Board of Directors or its management delegates.

The 2013 Employee Stock Purchase Plan (the "ESPP") provides a means by which eligible employees of the Company and certain designated related corporations may be given an opportunity to purchase shares of common stock. As of March 31, 2022, there are 1,025,000 shares of common stock reserved for purchase under the ESPP. The number of shares reserved for purchase under the ESPP increases on January 1 of each calendar year by the lesser of: (i) 10% of the total number of shares of common stock outstanding on December 31st of the preceding year, or (ii) 100,000 shares of common stock. The ESPP allows employees to use up to 15% of their compensation to purchase shares of common stock at an amount equal to 85% of the fair market value of the Company’s common stock on the offering date or the purchase date, whichever is less.

The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted where the vesting period is based on length of service or performance, while a Monte Carlo simulation model is used for estimating the fair value of stock options with market-based vesting conditions. No options were granted during the three months ended March 31, 2022 and 2021.

Income Taxes

No income tax expense was recorded for the three months ended March 31, 2022 and 2021 as the Company does not expect to have taxable income for 2022 and did not have taxable income in 2021. A full valuation allowance has been recorded against the Company’s net deferred tax asset.

At March 31, 2022, the Company had U.S. federal net operating loss carryforwards of approximately $197.8 million, of which $140.6 million begins to expire if not utilized by 2023, and $57.2 million has no expiration, and approximately $4.3 million of tax credit carryforwards, which begin to expire if not utilized by 2024. The Company also has state net operating loss carryforwards of approximately $112.2 million, which begin to expire if not utilized by 2027, and state tax credit carryforwards of approximately $0.3 million, which begin to expire if not utilized by 2022.

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

The Company has excluded the following securities from the calculation of diluted net loss per share because all such securities were antidilutive for the periods presented. Additionally, there were no dilutive securities outstanding as of March 31, 2022.

Common Equivalent Securities	March 31, 2022	December 31, 2021
Warrants	33,208,944	2,431,168
Restricted Stock Units	1,347,996	1,567,368
Options	42,655	45,468
Total	34,599,595	4,044,004

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

      • Step 2: Identify the performance obligations in the contract

      • Step 3: Determine the transaction price

      • Step 4: Allocate the transaction price to the performance obligations in the contract

      • Step 5: Recognize revenue when (or as) a performance obligation is satisfied

In the three months ended March 31, 2022, the Company generated revenue from its Clinical Research Organization services ("CRO services") provided by ImQuest.

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

The amount the Company earns for its CRO services is typically a fixed fee per project. Revenue from the project is recognized at the point in time when the final report is delivered to the customer and thus the performance obligation is satisfied. At the time the final report is delivered: (a) the Company has the right to payment for the report, (b) the customer has legal title to the report, (c) physical transfer of the report has occurred and the customer has taken possession of the report, (d) the customer now has benefit and the risk of ownership of the report, and (e) the customer has accepted the report. Revenue collected in advance of delivery of the final report is classified as a contract liability in the consolidated balance sheet

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificates of deposits, commercial paper and U.S. government and U.S. government agency obligations. Cash equivalents are reported at fair value. As of March 31, 2022 and December 31, 2021, there were no cash equivalents.  Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2022 and December 31, 2021, the Company had $0 and $331,385 in excess of the FDIC insured limit, respectively.

Restricted Cash

The Company considers all cash held for specific reasons and not available for immediate, normal business use as restricted cash. As of March 31, 2022 and December 31, 2021 the Company had $0 and $5,000,000, respectively, classified as restricted cash. In February 2022, the restricted cash was used to repay a portion of the debt to Avenue.

Accounts Receivable

Accounts receivable are recorded net of an allowance for credit losses, which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the consolidated statements of operations. The Company assesses collectability by reviewing accounts receivable on an individual basis when the Company identifies specific customers with known disputes or collectability issues.  The Company assesses past due amounts by reviewing the payment terms of the contracts with the Company’s customers. In determining the amount of the allowance for credit losses, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company writes off uncollectable accounts receivable against the allowance based on facts and circumstances for specific customers when management determines that collectability is remote.  There is no allowance for doubtful account as of March 31, 2022 and December 31, 2021. During the three months ended March 31, 2022 and 2021, the company wrote off $0.02 million and $0.0 million of accounts receivable.

Goodwill

The Company tests goodwill for impairment in the fourth quarter each year, or more frequently if indicators of an impairment exist, to determine whether it is more likely than not that the fair value of the reporting unit with goodwill is less than its carrying value. For reporting units for which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is considered not impaired. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance, and other relevant events and factors affecting the fair value of the reporting unit. For reporting units for which this assessment concludes that it is more likely than not that the fair value is below the carrying value, goodwill is tested for impairment by determining the fair value of each reporting unit and comparing it to the carrying value of the net assets assigned to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired. If the carrying value of the reporting unit exceeds its fair value, we would record an impairment loss up to the difference between the carrying value and implied fair value.

Intangible Assets

The Company has two identified finite-lived intangible assets, its customer base and tradenames and trademarks. The customer base and tradenames have a useful life of 20 years and 3 years, respectively. The intangible assets are amortized on a straight-line basis over their useful lives.

The Company reviews all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. No impairment losses have been recorded in the three months ended March 31, 2022 and 2021.

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

Under the terms of the Merger, at the effective time of the Merger, the Company issued shares of its common stock to Old Cytocom stockholders (but excluding those Old Cytocom stockholders who had been holders of stock of ImQuest prior to the merger between Old Cytocom and ImQuest in June 2021), at an exchange ratio of 0.3384 shares of common stock (the “Exchange Ratio”) for each share of Old Cytocom common stock outstanding immediately prior to the Merger. The Company also set aside a number of shares of its common stock for issuance to the Old Cytocom stockholders who had been holders of stock of ImQuest prior to merger between Old Cytocom and ImQuest in June 2021, which 3,282,089 shares were issued after the passage of 30 trading days following the Merger. Immediately following the closing of the Merger on July 27, 2021, the former Cleveland BioLabs, Inc. stockholders owned approximately 46% of the aggregate number of shares of common stock of the Company and the former Old Cytocom and former ImQuest stockholders owned approximately 54% of the shares of common stock of the Company.

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

In connection with the Company’s entry into the Amended and Restated Share Purchase Agreement, dated as of July 27, 2021, by and among GEM Global Yield LLC SCS, GEM Yield Bahamas Limited (such entities together, “GEM”) and the Company, as successor to Old Cytocom (the “GEM Agreement”), Old Cytocom issued a warrant (the “GEM Warrant”) to GEM. At the closing of the Merger, the GEM Warrant automatically became an obligation of the Company. The GEM Warrant is exercisable for an aggregate of 1,720,083 shares of Company common stock, or 4.99% of the Company’s outstanding stock as of immediately after the effective time of the Merger, at an exercise price of $5.01 per share. The exercise price will increase to $5.51 if on the one-year anniversary date of the effective time of the Merger, the warrant has not been exercised in full and the average closing price per share of the Company’s common stock for the 10 days preceding the anniversary date is less than 90% of the initial exercise price. GEM may exercise the GEM Warrant at any time and from time to time until July 28, 2024. The terms of the GEM Warrant provide that the exercise price of the GEM Warrant, and the number of shares of common stock for which the GEM Warrant may be exercised, are subject to adjustment to account for increases or decreases in the number of outstanding shares of common stock resulting from stock splits, reverse stock splits, consolidations, combinations and reclassifications. Additionally, the GEM Warrant contains weighted average anti-dilution provisions that provide that if the Company issues shares of common stock, or securities convertible into or exercisable or exchange for, shares of common stock at a price per share that is less than the volume-weighted average price of the common stock prior to that issuance, then the exercise price of the GEM Warrant will be proportionally reduced by application of a formula provided for in the GEM Warrant that takes into account such new issuance price in light of the number of shares issued and to be issued.  The exercise price has been adjusted to $4.86 due to the Company's equity raises in March 2022.

Immediately after the closing of the Merger, the Company issued warrants (the “2021 Warrants”) to the purchasers of Old Cytocom’s Series A-3 Preferred Stock and Series A-4 Preferred Stock, each of which were converted immediately prior to the closing of the Merger, exercisable for up to an aggregate of 952,000 shares of Company common stock. The 2021 Warrants were exercisable for an aggregate of 952,000 shares of Company common stock at an exercise price of $5.00 per share. The holders of the 2021 Warrants were able to exercise the 2021 Warrants at any time and from time to time until December 10, 2021. Upon exercise and payment of the applicable exercise price to the Company by a holder, the Company would issue to such holder (i) the underlying shares of common stock for which the exercise price is paid and (ii) a new warrant, in substantially the same form as the 2021 Warrants, that expires on December 10, 2022. The terms of the 2021 Warrants provide that the exercise price of the 2021 Warrants, and the number of shares of Common Stock for which the 2021 Warrants may be exercised, are subject to adjustment to account for increases or decreases in the number of outstanding shares of common stock resulting from stock splits, reverse stock splits, consolidations, combinations and reclassifications.

As of March 31, 2021, an aggregate of 425,000 of the 2021 Warrants remain exercisable.

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

The following table summarizes the allocation of the purchase consideration to the assets acquired and liabilities assumed based on their fair values as of July 27, 2021:

July 27, 2021
Tangible Assets Acquired
Cash and cash equivalents	$13,116,460
Other receivables	25,142
Other current assets	44,507
Fixed assets - net	4,954
Panacela (67.57% ownership)	178,388
Total Tangible Assets	13,369,451

Assumed Liabilities
Accounts payable	(426,570)
Accrued expenses	(41,755)
Total Liabilities	(468,325)
Net Tangible Assets/Liabilities	12,901,126
Intangible Assets Acquired
Goodwill	64,338,810
Total Net Assets Acquired	$77,239,936

Goodwill

The excess of the purchase price over the assets acquired and liabilities assumed represents goodwill. The goodwill is primarily attributable to the synergies expected to arise after the acquisition and is not expected to be deductible for tax purposes.

Pro Forma Results in connection with the Merger

The unaudited financial information in the following table summarizes the combined results of operations of the Company and Cleveland BioLabs, Inc., on a pro forma basis, as if the Merger occurred at the beginning of the periods presented.

	Three Months Ended March 31,
	2021	2022
Revenue	$836,686	$997,839
Net loss	$(5,965,956)	$(7,757,210)

The above unaudited pro forma information was determined based on historical GAAP results of Old Cytocom, ImQuest and Cleveland BioLabs, Inc. The unaudited pro forma combined results do not necessarily reflect what the Company’s combined results of operations would have been, if the acquisition was completed on January 1, 2021. The unaudited pro forma combined net loss includes pro forma adjustments primarily related to the non-recurring items directly attributable to the business combinations.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2022	December 31, 2021
Accounts payable	$6,744,176	$3,964,962
Accrued payroll	136,903	195,470
Accrued interest and fees	69,393	51,195
Other accrued expenses	1,341,253	1,504,329
	$8,291,805	$5,715,956

5. Notes Payable

Notes payable consist of the following:

	March 31, 2022	December 31, 2021
Short-term portion of Avenue Ventures note payable	$5,696,486	$4,375,000
Short-term notes payable	200,000	200,000
	$5,896,486	$4,575,000

6. Long-term Debt

Long-term debt consists of the following:

	March 31, 2022	December 31, 2021
Long-term portion of Avenue Ventures note payable	$-	$10,625,000
	$-	$10,625,000

In February 2022, Avenue withdrew $5.0 million of the Company's restricted cash to repay a portion of the debt to Avenue. On March 31, 2022, the Company received a letter (the “Letter”) from Avenue regarding alleged events of default with respect to the Loan and Security Agreement, dated as of April 26, 2021, between the Company and Avenue (the “Loan Agreement”). In the Letter, Avenue alleges that certain events of default under the Loan Agreement have occurred and continue to exist. Specifically, Avenue alleged that the Company was in violation of certain provisions of the Loan Agreement as a result of which, Avenue purported to exercise its rights to suspend further loans or advances to the Company under the Loan Agreement and to accelerate the amount due under the Loan Agreement. Avenue further states in the Letter that interest will continue to accrue on the outstanding amounts at the default rate of 5.0%. In furtherance of the allegations set forth in the Letter, Avenue foreclosed on approximately $4.8 million of the Company’s cash. Subsequently, Avenue returned $0.5 million of the amount foreclosed on. Approximately $3.8 million was applied to principal after application of prepayment fees, accrued interest, and miscellaneous expenses. Due to the accelerated payment schedule, the entire amount due on the Avenue note payable has been reclassed to short term notes payable.

7. Leases

The Company’s leases do not provide an implicit rate that can be readily determined. Therefore, the Company uses discount rates based on the incremental borrowing rate of its current external debt of 3%, 10%, and 17%, depending on the entity and timing of the lease implementation.

The Company’s weighted-average remaining lease term relating to its operating leases is 4 years, with a weighted-average discount rate of 14.99%.

The Company incurred lease expense for its operating leases of $67,346 and $10,040, which was included in general and administrative expenses, and $80,317 and $0, which was included in research and development expenses in the condensed consolidated statements of operations for the periods ended March 2022 and 2021, respectively.

The following table presents information about the future maturity of the lease liability under the Company’s operating leases as of March 31, 2022:

Maturity of Lease Liability	Total
2022	$387,527
2023	475,556
2024	264,955
2025	173,644
2026	182,326
Thereafter	223,605
Total undiscounted lease payments	1,707,613
Less: Imputed interest	482,877
Present value of lease liabilities	$1,224,736

8. Intangible assets

Intangible assets consist of the following:

	March 31, 2022	December 31, 2021
Customer base	$1,312,000	$1,312,000
Trade-names/marks	502,100	502,100
Accumulated amortization	(346,829)	(233,120)
Net carrying value	$1,467,271	$1,580,980

During the three months ended March 31, 2022 and 2021, the Company recorded total amortization expense of $113,709 and $0, respectively.

9. Stockholders’ Deficit

The Company has granted options to employees and Board members to purchase shares of common stock. The following is a summary of option award activity during the three months ended March 31, 2022:

	Total Stock Options Outstanding	Weighted Average Exercise Price per Share
December 31, 2021	45,468	$14.28
Granted	—	—
Vested	—	—
Forfeited, Canceled	(2,813)	67.00
March 31, 2022	42,655	$10.81

The following is a summary of outstanding stock options as of March 31, 2022:

	As of March 31, 2022
	Stock Options Outstanding	Vested Stock Options
Quantity	42,655	42,655
Weighted Average Exercise Price	$10.81	$10.81
Weighted Average Remaining Contractual Term (in Years)	2.50	2.50
Intrinsic Value	$—	$—

As of March 31, 2022, there was no total compensation cost not yet recognized related to unvested stock options.

As of March 31, 2022, there are 1,347,996 restricted stock units outstanding to employees from the old Cytocom plan.

10. Warrants

In connection with previous sales of the Company’s common stock and the issuance of debt instruments, warrants were issued which presently have exercise prices ranging from $0.01 to $5.00. The warrants expire between one and five years from the date of grant, and are subject to the terms applicable in each agreement.  These terms include for certain warrants the right to receive cash settlement upon the occurrence of a fundamental transaction.  The Merger meets the definition of a fundamental transaction per the terms of these warrant agreements. The Company’s management has evaluated all the terms of the warrant agreements and determined that the warrants shall be accounted for as equity instruments as no conditions exist under ASC 480 to account for the warrants as liabilities.

The following table summarizes the outstanding warrant activity during the three months ended March 31, 2022:

	Number of Warrants	Weighted Average Exercise Price
December 31, 2021	2,431,168	$4.48
Granted	30,777,776	0.46
Exercised	—	—
Forfeited, Canceled	—	—
March 31, 2022	33,208,944	$0.76

During the three months ended March 31, 2022, 2,000,000 warrants were issued in connection with the registered direct offering in February for the sale of 2,000,000 shares of common stock with an exercise price of $0.51, and 28,777,776 warrants were issued in connection with the confidentially marketed public offering in March of 12,555,555 shares of common stock with a weighted average exercise price of $0.46.

11. Commitments and Contingencies

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

On August 16, 2022, certain former employees of the Company and certain third party vendors of the Company (collectively, "Petitioning Creditors") filed an involuntary petition in the United States Bankruptcy Court for the District of Colorado (No. 22-13051-JGR) against the Company seeking relief under Chapter 11 of the United States Bankruptcy Code. The Company believes the involuntary petition is improper and wrongfully filed and is seeking dismissal of the petition. The outcome of this lawsuit is uncertain. The Company believes that the claims asserted are without merit.

12. Subsequent Events

Management evaluated all events or transactions that occurred after March 31, 2022 through the date these condenses consolidated financial statements were filed.

On April 18, 2022, Avenue and the Company entered into a Forbearance and Second Amendment to Loan Documents, (“Forbearance Agreement”) regarding the Loan Agreement, whereby the parties agreed to the following terms: On March 25, 2022, Avenue exercised certain of its remedies under the Loan Agreement with respect to the Existing Defaults (as defined below), by sweeping cash from the Company’s accounts, totaling Four Million Eight Hundred Twenty-Seven Thousand Two Hundred Ninety Dollars ($4,827,290), which Avenue applied to the then-outstanding obligations under the Loan Agreement. The principal balance outstanding under the Loan Agreement, before giving effect to the Forbearance Agreement, was Five Million Seven Hundred Eleven Thousand Forty-Nine Dollars ($5,711,049), plus accrued and unpaid interest, fees (including a prepayment fee) and expenses (including but not limited to legal fees and costs). Subject to the terms of the Forbearance Agreement, Avenue agreed that, from the effective date of the Agreement until May 31, 2022 (the “Forbearance Period”), it would refrain and forbear from exercising certain remedies arising out of the Existing Defaults or any other present or future Event of Default under the Loan Agreement or related supplement. Under the Forbearance Agreement, Avenue shall not seize, sweep, or by any means take control of, directly or indirectly, any funds from any of the Company’s bank accounts; and (ii) during the Forbearance Period, the Loans may be prepaid in whole or in part at any time, subject to the repayment and prepayment terms of the Loan Documents

On April 19, 2022, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market (“NASDAQ”) stating that, because the Company has not yet filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”) with the SEC, the Company is not in compliance with NASDAQ Listing Rule 5250(c)(1) for continued listing. Pursuant to the NASDAQ letter, the Company was required to submit a plan to regain compliance by June 20, 2022. If the plan is accepted by NASDAQ, the Company must implement the plan to regain compliance by the date that is 180 days after the due date of the Form 10-K, or October 17, 2022. The Company submitted the plan to NASDAQ to regain compliance on May 27, 2022 and is currently awaiting NASDAQ acceptance. Subsequently, on May 18, 2022, the Company received an additional letter from NASDAQ stating that because the Company remains delinquent in filing its Form 10-K, and subsequently has failed to timely file its Quarterly Report on Form 10-Q for the period ended March 31, 2022 (the “Form 10-Q”), the Company does not comply with NASDAQ Listing Rules for continued listing. NASDAQ reiterated that the Company had until June 20, 2022 to submit a plan to regain compliance with respect to the delinquent Form 10-K and Form 10-Q. Please note that any Staff exception to allow the Company to regain compliance, if granted, will be limited to a maximum of 180 calendar days from the due date of the Form 10-K, or October 17, 2022. As noted above, the Company submitted the plan to NASDAQ to regain compliance on May 27, 2022 and is currently awaiting NASDAQ acceptance.

On April 21, 2022, the Company accepted the resignation of Cozette M. McAvoy, Chief Legal Officer effective as of April 30, 2022.

On April 30, 2022, due to corporate restructuring, approximately 14 employees were terminated, including our Chief Operating Officer Taunia Markvicka and Chief Medical Officer Clifford Selsky.

On May 27, 2022, Peter Aronstam resigned as Chief Financial Officer of the Company, effective as of May 27, 2022. The Board of Directors of the Company has commenced a search for a new Chief Financial Officer. In the meantime, beginning on May 27, 2022, Christopher Zosh was appointed to act as interim principal financial officer and interim principal accounting officer.

On June 13, 2022, the Board of Directors of the Company approved the engagement of BF Borgers CPA, PC ("BF Borgers") as the Company’s independent registered public accounting firm effective as of June 13, 2022. During the Company’s two most recent fiscal years ended December 31, 2020 and 2021 and from January 1, 2022 through June 13, 2022, neither the Company nor anyone on its behalf consulted BF Borgers regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and no written report or oral advice was provided to the Company that BF Borgers concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable event as defined in Regulation S-K, Item 304(a)(1)(iv) and Item 304(a)(1)(v).

On June 17, 2022, the Board of Directors of the Company ratified the appointments of Dr. Uday Saxena and Dr. Blake Hawley as directors of the Company, to fill the vacancies created by Mr.Saluck and Ms. Verny resignations. Dr. Saxena and Dr. Hawley will serve in such position until the earlier of their deaths, resignations or removal from office. Dr. Saxena and Dr. Hawley will serve as members of the Board’s audit committee, compensation committee, and nominating and corporate governance committee. The Board has affirmatively determined that Dr. Saxena and Dr. Hawley are “independent” within the meaning of the listing standards of NASDAQ. In addition, Dr. Saxena and Dr. Hawley are independent under NASDAQ'S heightened independence standards applicable to audit committee and compensation committee members.

On August 16, 2022, certain former employees of the Company and certain third-party vendors of the Company (collectively, "Petitioning Creditors") filed an involuntary petition in the United States Bankruptcy Court for the District of Colorado (No. 22-13051-JGR) against the Company seeking relief under Chapter 11 of the United States Bankruptcy Code. The Company believes the involuntary petition is improper and wrongfully filed and is seeking dismissal of the petition.

On August 22, 2022, the Company issued 1.5 million shares of restricted common stock pursuant to a newly executed contract to provide investors relations services to the Company.

On September 1, 2022, the Company was notified by the Listing Qualifications Staff (the "Staff") of NASDAQ that the Company’s common stock would be subject to delisting due to the Company’s non-compliance with the filing requirement set forth in Nasdaq Listing Rule 5250(c)(1) unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the "Panel"). The Company had not yet filed the Form 10-K for the fiscal year ended December 31, 2021 or the Forms 10-Q for the quarterly periods ended March 31, 2022 and June 30, 2022 (collectively, "Form 10-Qs") with the SEC. The Company intends to timely request a hearing before the Panel, which request will stay any further action by NASDAQ at least pending the issuance of a decision by the Panel and the expiration of any extension the Panel may grant to the Company following the hearing.

On September 2, 2022, the Company entered a Binding Letter of Intent ("LOI") with Lay Sciences, Inc. ("Lay"), pursuant to which the Company will manufacture, and test IgY polyclonal antibody products created by Lay. The LOI provides for an exclusivity period of ninety (90) days (the "Exclusivity Period") for negotiating and finalizing a definitive agreement (the "Definitive Agreement"). During the Exclusivity Period, which begins from the date of the LOI, Lay will not engage in activities with any third party in relation to the acquisition of the Company. Pursuant to the LOI, (i) Lay shall complete technology transfer to the Company; and (ii) the Company shall (A) assist Lay in testing its current and future products for activity and purity, In consideration of the manufacturing right granted to the Company by Lay, the Company shall (i) issue 500,000 shares of preferred stock of the Company to Lay and (ii) pay up to $500,000 to Lay within 30 days of the execution of the LOI.  As of the date of this filing the Company hasn't issued any shares of preferred stock or paid any cash consideration.

On September 2, 2022, the Board of Directors of the Company appointed John Kallassy as a director of the Company, effective September 2, 2022, to fill the vacancy created by the resignation of the chair of the audit committee. Mr. Kallassy will serve in such position until his successor is elected and qualified or until his earlier death, resignation, or removal. Mr. Kallassy will serve as a member of the Board’s audit committee, compensation committee, and nominating and corporate governance committee. The Board has affirmatively determined that Mr. Kallassy is "independent" within the meaning of the listing standards of NASDAQ. In addition, Mr. Kallassy is independent under NASDAQ heightened independence standards applicable to audit committee and compensation committee members. The Board also appointed Mr. Kallassy as an "audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and Chairperson of the Audit Committee of the Board.

On October 6, 2022, the Company had a hearing before the Panel, the Company presented its plan to evidence full compliance with NASDAQ'S filing requirement and all other applicable requirements for continued listing on NASDAQ and request an extension of time to do so. The Company is taking definitive steps to evidence compliance with the NASDAQ listing criteria as soon as possible; however, there can be no assurance that the Panel will grant the Company’s request for continued listing or that the Company will satisfy the NASDAQ listing criteria within any extension period that may be provided to the Company by the Panel. The Company plans to update the market promptly following receipt of the Panel’s determination after the hearing.

On October 11, 2022, the Company was notified by the Staff of NASDAQ that the Company’s common stock would be subject to delisting due to the Company’s non-compliance with the minimum Stockholders' Equity requirement set forth in Nasdaq Listing Rule 5550(b)(1) and non-compliance with Listing Rule 5250(e)(2)(D) regarding notifying Nasdaq of the Company's intention to issue additional shares. Each of these matters serve as an additional and separate basis for delisting the Company’s securities from NASDAQ. The Panel will consider these matters in their decision regarding the Company’s continued listing on NASDAQ. The Company intends to present its views with respect to these additional deficiencies to the Panel in writing no later than  October 18, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations and other portions of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding our future financial position, business strategy, new products, budgets, liquidity, cash flows, projected costs, regulatory approvals, or the impact of any laws or regulations applicable to us and plans and objectives of management for future operations are forward-looking statements. The words "anticipate," "believe," "continue," "should," "estimate," "expect," "intend," "may," "plan," "project," "will," and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed here for various reasons. We discuss many of these risks in Item 1A under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021. Factors that may cause such differences include, but are not limited to, the substantial doubt expressed about our ability to continue as a going concern, the outcome of any legal proceedings that have been or may be instituted against the Company related to the merger agreement or the Merger; unexpected costs, charges or expenses resulting from the Merger; our need for additional financing to meet our business objectives; our history of operating losses; our ability to successfully develop, obtain regulatory approval for, and commercialize our products in a timely manner; our plans to research, develop and commercialize our product candidates; our ability to attract collaborators with development, regulatory and commercialization expertise; our plans and expectations with respect to future clinical trials and commercial scale-up activities; our reliance on third-party manufacturers of our product candidates; the size and growth potential of the markets for our product candidates, and our ability to serve those markets; the rate and degree of market acceptance of our product candidates; regulatory requirements and developments in the United States, the European Union and foreign countries; the performance of our third-party suppliers and manufacturers; the success of competing therapies that are or may become available; our ability to attract and retain key scientific or management personnel; our historical reliance on government funding for a significant portion of our operating costs and expenses; government contracting processes and requirements; the exercise of significant influence over our company by our largest individual stockholder; the impact of the novel coronavirus ("COVID-19") pandemic on our business, operations and clinical development; the geopolitical relationship between the United States and the Russian Federation as well as general business, legal, financial and other conditions within the Russian Federation; our ability to obtain and maintain intellectual property protection for our product candidates; our potential vulnerability to cybersecurity breaches; and other factors discussed below and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2021.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. The forward-looking statements included in this quarterly report are made only as of the date hereof. We do not undertake any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this filing and with our historical consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

On June 13, 2022, the board of directors of the Company approved the engagement of BF Borgers CPA, PC ("BF Borgers") as the Company’s independent registered public accounting firm effective as of June 13, 2022. During the Company’s two most recent fiscal years ended December 31, 2020 and 2021 and from January 1, 2022 through June 13, 2022, neither the Company nor anyone on its behalf consulted BF Borgers regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and no written report or oral advice was provided to the Company that BF Borgers concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable event as defined in Regulation S-K, Item 304(a)(1)(iv) and Item 304(a)(1)(v).

COVID-19 Pandemic

The COVID-19 pandemic has continued to affect most countries around the world, including the United States, where a national emergency was declared in 2020. The continued spread of COVID-19 in the United States and worldwide, as well as the government-ordered shutdowns and shelter-in-place orders imposed to counter the pandemic, led to severe disruptions to the global economy. We generally experienced few effects from the COVID-19 pandemic during 2021 and 2022.

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

Continuing Capital Needs

We are a clinical-stage company and we have generated insignificant revenue from product sales to date. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since inception, we have incurred significant operating losses. For the three months ended March 31, 2022 and 2021, we incurred net losses of $7.8 million and $5.3 million, respectively. As of March 31, 2022, we had an accumulated deficit of $137.2 million.

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

Business After the Merger

We are a clinical-stage company and we have generated insignificant revenue from product sales to date. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since inception, we have incurred significant operating losses. For the three months ended March 31, 2022 and 2021, we incurred net losses of $7.8 million and $5.3 million, respectively. As of March 31, 2022, we had an accumulated deficit of $137.2 million.

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

Advertising and Marketing Costs

Advertising costs are expensed as incurred and included in operating expenses on the statements of operations. The Company incurred advertising and marketing expense for the three months ended March 31, 2022 and 2021 of $37,036 and $2,796, respectively.

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

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenue

Revenue increased from $0 for the three months ended March 31, 2021 to $1.0 million for the three months ended March 31, 2022. This increase is due entirely to the revenues from sales of CRO services by ImQuest BioSciences. There were no CRO services revenues in the corresponding period of 2021, as the merger with ImQuest took place in June 2021.

Cost of Revenues

Cost of revenue increased from $0 for the three months ended March 31, 2021 to $0.35 million for the three months ended March 31, 2022. This increase is due entirely to the cost of revenues recorded from sales to CROs by ImQuest BioSciences.  There were no cost of revenues in the corresponding period of 2021, as the ImQuest Merger took place in June 2021.

Research and Development Expenses

R&D expenses increased from $1.0 million for the three months ended March 31, 2021 to $3.2 million for the three months ended March 31, 2022, representing an increase of $2.2 million, or 217.6%. Variances are noted in the table below. The net increase is primarily attributable to increased spending on specific R&D programs for the three months ended March 31, 2022 of $1.3 million, compared to $0.3 million for the three months ended March 31, 2021 as well as increased other expenses for the three months ended March 31, 2022 of $1.9 million, compared to $0.7 million for the three months ended March 31, 2021 primarily due to increases in R&D employees.

	Three Months Ended March 31,
	2022	2021	Variance
STAT-201: Crohn's disease	$639,060	$58,624	$580,436
STAT-205: Acute and post-acute Covid-19	396,833	191,882	204,951
STAT-401: Pancreatic cancer	134,932	—	134,932
STAT-601: Entolimod for acute radiation	109,013	—	109,013
Other expenses	1,895,930	773,838	1,122,092
Total research & development expenses	$3,242,328	$1,024,344	$2,151,424

General and Administrative Expenses

G&A expenses decreased from $4.2 million for the three months ended March 31, 2021 to $4.0 million for the three months ended March 31, 2022, representing a decrease of $0.2 million or 4.8%.  Variances are noted in the table and discussed below.

	Three Months Ended March 31,
	2022	2021	Variance
Payroll (including benefits)	$2,246,573	$2,635,189	$(388,616)
Stock listing expenses	218,136	91,576	126,560
Professional fees	543,867	718,925	(175,059)
Consultants and contractors	294,832	471,289	(176,457)
Insurance	220,199	117,238	102,961
Travel	36,232	16,264	19,968
Other G&A expenses	418,510	116,408	302,102
Total general & administrative expenses	$3,978,349	$4,166,889	$(188,540)

Payroll (including benefits) incudes salaries, health benefits and related payroll costs.  The decrease in payroll expense was primarily attributable to a reduction of costs of $1.4 million for stock-based compensation incurred in the first quarter of 2022 over the comparative cost in the same period in 2021, partially offset by the increase in costs related to the increased employee headcount. Growth in headcount for G&A purposes between 2021 and 2022 reflects (i) the addition of four employees in 2021 as result of the Merger and the ImQuest Merger, and (ii) the addition of seven new employees in total, several of whom were hired in senior executive roles to complete the Company’s leadership team plus the addition of staff in finance, human resources, information technology and investor relations, offset by the transfer of two employees to R&D.

Stock listing expenses are made up of fees paid to maintain the listing of the Company’s common stock on The NASDAQ, the costs of an investor relations program using outside consultants and databases, costs incurred with advisors to raise new debt and equity required by the Company, and the costs charged by stock transfer agents to maintain the Company’s share registers. The increased costs in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 reflect increased public company costs following the Merger.

Professional fees comprise fees paid for services to lawyers (other than lawyers who are engaged for services related to R&D), accountants, and the Company’s firm of auditors.  Fees paid to lawyers in the three months ended March 31, 2022 and 2021 totaled $0.4 million and $0.6 million, respectively.  The decrease in fees arose primarily from increased services in the three months ended March 31, 2021 related to the Merger and the ImQuest Merger.

Fees paid to accountants in the three months ended March 31, 2022 and 2021 totaled $0.1 million and $0.04 million, respectively.  The higher in fees 2022 arose primarily from the use of outside accounting consultants to assist with the compilation of reports and filings required under securities laws.

Fees paid to the audit firms engaged by the Company in the three months ended March 31, 2022 and 2021 totaled $0.1 million and $0.1 million, respectively.

Consultants and contractors are individuals and firms hired by the Company to provide certain investment banking and advisory services, to assist the Company with the implementation of a new enterprise resource planning (“ERP”) system, to provide valuation reports required to complete the accounting for the Merger and to assist with other general matters.  Fees paid to consultants and contractors in the three months ended March 31, 2022 and 2021 totaled $0.3 million and $0.5 million, respectively.  The decrease in costs was attributable primarily to increased services in the three months ended March 31, 2021 to complete the Merger.

Insurance expenses comprise fees and premiums paid to insurance companies from which the Company purchased policies to protect against loss or damage to its assets and intellectual property, to protect itself against claims for damage caused to third parties by its clinical trials or products used in trials or sold to customers, coverage for workers’ compensation payable for injuries suffered by its employees, and losses incurred by its directors and officers in certain circumstances in the performance of their duties.  Insurance premiums and costs in the three months ended March 31, 2022 and 2021 totaled $0.2 million and $0.1 million, respectively.  The increase was attributable primarily to additional insurance added in 2021 to protect the Company against claims for damage caused to third parties by its clinical trials or products used in trials or sold to customers, and losses incurred by its directors and officers in certain circumstances in the performance of their duties.

Travel. The Company maintains offices in a number of locations in the United States.  As a result of the Merger, new offices were added in 2021 in Colorado, California, Maryland, and New York, requiring an increase in travel between locations.   Travel expenses increased accordingly between the three months ended March 31, 2021 and 2022 from $0.02 million to $0.04 million, respectively.

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

Other Income and Expenses

Interest and other expense of $1.15 million in the three months ended March 31, 2022 was made up of a $0.9 million of interest expense and $0.25 of prepayment fees.

Interest and other expense of $0.1 million in the three months ended March 31, 2021 relate to interest expense.

Liquidity and Capital Resources

At March 31, 2022, we had cash and cash equivalents of $0.15 million, which represents a decrease of $1.7 million since the end of our last fiscal year. This decrease was caused by our capital raise in the first quarter of 2022, offset by our net cash used in operations of $3.8 million during the three months ended March 31, 2022 and repayment of debt. As discussed above, we are a clinical-stage company, have generated only insignificant revenues to date, and have incurred cumulative net losses and expect to incur significant expenses and operating losses for the foreseeable future as we advance our lead candidates through clinical trials, progress our pipeline candidates from discovery through pre-clinical development, and seek regulatory approval and pursue commercialization of our candidates. We do not have commercial products other than CRO services, we have limited capital resources, meaning that we are currently generating limited revenues and cash from operations.  We do not expect our cash and cash equivalents will be sufficient to fund our projected operating requirements or allow us to fund our operating plan, in each case, beyond the second quarter of 2022.  As a result, we will need additional financing to support our continuing operations.  Historically, we have funded our operations through the sale of equity and debt securities, as well as the receipt of funded grants. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity and debt financings or other sources, which may include collaborations with third parties, the sale or license of drug candidates, the sale of certain of our tangible and/or intangible assets, the sale of interests in our subsidiaries or joint ventures, obtaining additional government research funding, or entering into other strategic transactions. However, we can provide no assurance that we will be able to raise cash in sufficient amounts, when needed or at acceptable terms. We do not expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements beyond the second quarter of 2022. If we are unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements included elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021	Variance
Cash flows used in operating activities	$(3,761,556)	$(2,592,271)	$(1,169,285)
Cash flows used in investing activities	(6,454)	(4,685)	(1,769)
Cash flows provided by (used in) financing activities	(2,898,452)	2,155,000	(5,053,452)
Effect of exchange rate on cash and cash equivalents	(26,087)	-	(26,087)
Decrease in cash and cash equivalents	(6,692,549)	(441,956)	(6,250,593)
Cash and cash equivalents at beginning of period	6,844,732	593,869	6,250,863
Cash, restricted cash and cash equivalents at end of period	$152,183	$151,913	$270

Operating Activities

Net cash used in operating activities increased by $1.2 million to $3.8 million for the three months ended March 31, 2022 from $2.6 million for the nine months ended March 31, 2021. Net cash used in operating activities for the period ending March 31, 2022 consisted of a reported net loss of $7.8 million, which was decreased by $3.4 million of changes in operating assets and liabilities and decreased by $0.6 million of net non-cash operating activities.  The $3.4 million of changes in operating assets and liabilities was due primarily to an increase in accounts payable and accrued expenses and decreases in prepaid expenses and other current assets.

Net cash used in operating activities for the three months ended March 31, 2021 of $2.6 million consisted of a reported net loss of $5.3 million, which was decreased by 2.1 million of net non-cash operating activities and $0.6 million of changes in operating assets and liabilities. The $0.6 million of changes in operating assets and liabilities was due primarily to changes in working capital items.

Investing Activities

Net cash used in investing activities increased to $0.06 million for the three months ended March 31, 2022 from $0.05 million of net cash used in investing activities for the three months ended March 31, 2021, primarily due to the purchase of property and equipment.

Financing Activities

Net cash used in financing activities increased to $2.9 million for the three months ended March 31, 2022 from $2.2 million of net cash provided by financing activities for the three months ended March 31, 2021 due to the repayment of $9.3 million of long-term notes payable, partially offset by $6.4 million due to the issuance of common stock during the three months ended March 31, 2022. Net cash provided by financing activities of $2.2 million was due to the issuance of preferred stock during the three months ended March 31, 2021.

Impact of Exchange Rate Fluctuations

Our reported financial results are affected by changes in foreign currency exchange rates between the U.S. dollar and the Russian ruble. Translation gains or losses result primarily from the impact of exchange rate fluctuations on the reported U.S. dollar equivalent of ruble-denominated cash and cash equivalents, and short-term investments. Variances in the exchange rate for these items have not been realized; as such the resulting loss of $0.03 million for the three months ended March 31, 2022 are recorded as other comprehensive income or loss in the equity section of the balance sheet.

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

As of March 31, 2022, there was $6.2 million in outstanding principal and interest under the Avenue Facility, and no unused further borrowing capacity. We paid an aggregate of $9.6 million in interest, principal, and other fees to Avenue during the three months ended March 31, 2022.

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

As of March 31, 2022, the Company has issued 2.99 million shares of common stock of which 1.84 million shares of common stock were sold for total net proceeds of $3.7 million after commission and expenses of approximately $0.075 million, and 1.15 million shares remained available for sale under the GEM Agreement

Material Cash Requirements

The Company’s material cash requirements include the following contractual obligations:

As of March 31, 2022, the Company had $5.9 million of debt outstanding. This balance is composed of a $5.7 million short-term note payable to Avenue and $0.2 million in additional short-term debt. See Note 5, "Note Payable" & Note 6, "Note Payable, net of current portion" to the Consolidated Financial Statements for additional information. Avenue has declared us in default under the Avenue Facility and purported to accelerate the balance due under the facility.

As of March 31, 2022, the Company had $1.7 million of future lease commitments. See Note 7 "Leases" to the Consolidated Financial Statements for additional detail on future lease commitments.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting company filers.

Item 4. Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our Chief Executive Officer and Interim Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2022. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Interim Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Interim Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, other than those set forth below, as of March 31, 2022, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows, or that are required to be disclosed under the rules of the SEC.

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

On August 16, 2022, certain former employees of the Company and certain third party vendors of the Company (collectively, "Petitioning Creditors") filed an involuntary petition in the United States Bankruptcy Court for the District of Colorado (No. 22-13051-JGR) against the Company seeking relief under Chapter 11 of the United States Bankruptcy Code. The Company believes the involuntary petition is improper and wrongfully filed and is seeking dismissal of the petition.

The Company cannot predict the outcome of these lawsuits.

Item 1A. Risk Factors

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are included as part of this report:

Exhibit Number	Description of Document

3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on November 15, 2021).

3.2	Second Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 5, 2007).

3.3	Amendment to Second Amended and Restated By-Laws of Cleveland BioLabs, Inc. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 18, 2015).

4.1	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 7, 2022).

4.2	Form of Waiver (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 22, 2022).

4.3	Form of One Year Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 25, 2022).

4.4	Form of Five Year Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 25, 2022).

4.5	Form of Pre-funded Warrant (Incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 25, 2022).

10.1	Form of Securities Purchase Agreement, dated February 6, 2022, by and between Statera Biopharma, Inc. and the investor party thereto (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 7, 2022).

10.2	Placement Agency Agreement, dated February 6, 2022, by and between Statera Biopharma, Inc. and EF Hutton, a division of Benchmark Investments, LLC (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 7, 2022).

10.3*	Warrant Agency Agreement, dated as of March 24, 2022, by and between the Company and Continental Stock Transfer & Trust Company, LLC.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Michael K. Handley.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Christopher Zosh.

32.1*	Certification pursuant to 18 U.S.C. Section 1350.

101.1

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2022 and 2021; (iv) Condensed Consolidated Statement of Stockholders’ Deficit for the Three Months Ended March 31, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements.

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

STATERA BIOPHARMA, INC.

Dated: October 21, 2022	By:	/s/ Christopher Zosh
Christopher Zosh
Executive Vice President of Finance
(Interim Principal Financial Officer)