Form 10-Q
period 2022-06-30
Statera Biopharma, Inc.
filed 2022-10-28
CIK 1318641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.005	STAB	NASDAQ Capital Market

As of October 24, 2022, there were 53,295,653 shares outstanding of the registrant’s common stock, par value $0.005 per share.

STATERA BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	UNAUDITED
ASSETS
Current assets:
Cash and cash equivalents	$553,754	$1,844,732
Short-term investments	163,105	134,603
Accounts receivable	218,334	216,183
Prepaid expenses	247,003	981,895
Contract asset	196,422	132,572
Other current assets	289,991	837,358
Total current assets	1,668,609	4,147,343
Non-current assets:
Operating lease right-of-use assets	1,060,579	964,331
Restricted cash	—	5,000,000
Goodwill	9,267,007	9,267,007
Intangible assets, net	1,353,562	1,580,980
Property and equipment, net	184,456	201,901
Total non-current assets	11,865,604	17,014,219
Assets of discontinued operation	8,123	8,123
Total assets	$13,542,336	$21,169,685
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$11,677,761	$5,715,956
Current portion of operating lease liabilities	364,830	254,998
Deferred revenue	550,215	373,468
Stock issuances due	681,028	325,828
Notes payable	6,396,486	4,575,000
Total current liabilities	19,670,320	11,245,250
Operating lease liabilities, net of current portion	793,289	806,140
Long-term debt	-	10,625,000
Total long-term liabilities	793,289	11,431,140
Liabilities of discontinued operation	63	63
Total liabilities	20,463,672	22,676,453
Stockholders’ equity (deficit):
Preferred stock, $.005 par value; 1,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $.005 par value; 150,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 49,641,362 shares issued and outstanding as of June 30, 2022 and 35,484,106 shares issued and outstanding as of December 31, 2021	248,208	177,421
Additional paid-in capital	133,464,596	127,743,333
Accumulated other comprehensive income (loss)	25,169	(6,651)
Accumulated deficit	(140,726,745)	(129,482,141)
Total Statera Biopharma, Inc. stockholders’ deficit	(6,988,772)	(1,568,038)
Noncontrolling interest in stockholders’ equity	67,436	61,270
Total stockholders’ deficit	(6,921,336)	(1,506,768)
Total liabilities and stockholders’ deficit	$13,542,336	$21,169,685

See Notes to Condensed Consolidated Financial Statements

STATERA BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Grants and contracts	$768,827	$-	$1,766,666	$-
Cost of goods sold	200,936	-	554,607	-
Gross profit	567,891	-	1,212,059	-
Operating expenses:
Research and development	973,604	1,815,616	4,215,932	2,839,960
Sales and marketing expense	19,364	-	56,400	2,795
General and administrative	2,428,434	4,507,874	6,406,783	8,674,763
Total operating expenses	3,421,402	6,323,490	10,679,115	11,517,518
Loss from operations	(2,853,511)	(6,323,490)	(9,467,056)	(11,517,518)
Other expense:
Interest and other expense	(637,036)	(281,655)	(1,783,424)	(374,273)
Total other expense	(637,036)	(281,655)	(1,783,424)	(374,273)
Income from discontinued operations, net of income taxes	-	-	-	-
Net loss	(3,490,547)	(6,605,145)	(11,250,480)	(11,891,791)
Net loss attributable to noncontrolling interests	3,153	-	5,876	-
Net loss attributable to Statera Biopharma, Inc.	$(3,487,394)	$(6,605,145)	$(11,244,604)	$(11,891,791)
Net loss attributable to common stockholders per share of common stock, basic and diluted	$(0.07)	$(0.27)	$(0.26)	$(0.48)
Weighted average number of shares used in calculating net loss per share, basic and diluted	49,671,113	24,723,308	43,694,850	24,527,333

See Notes to Condensed Consolidated Financial Statements

STATERA BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss including noncontrolling interests	$(3,490,547)	$(6,605,145)	$(11,250,480)	$(11,891,791)
Other comprehensive loss:
Foreign currency translation adjustment	69,949	—	43,862	—
Comprehensive loss including noncontrolling interests	(3,420,598)	(6,605,145)	(11,206,618)	(11,891,791)
Comprehensive loss attributable to noncontrolling interests	(17,375)	—	(6,166)	—
Comprehensive loss attributable to Statera Biopharma, Inc.	$(3,437,973)	$(6,605,145)	$(11,212,784)	$(11,891,791)

See Notes to Condensed Consolidated Financial Statements

STATERA BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital
Balance at December 31, 2020	13,376,062	$66,880	$166,762,778
Exercise of warrants	92,883	466	(466)
Issuance of common stock, net of offering costs	2,000,000	10,000	12,713,074
Net loss	—	—	—
Balance at March 31, 2021	15,468,945	$77,346	$179,475,386
Issuance of common stock, net of offering costs	—	—	214
Net loss	—	—	—
Balance at June 30, 2021	15,468,945	$77,346	$179,475,600

Balance at December 31, 2021	35,484,106	$177,421	$127,743,333
Issuance of common stock, net of offering costs	14,555,555	72,778	6,383,727
Common stock repurchase	(160,130)	(801)	(50,507)
Shares issued for stock based compensation	100,000	500	(500)
Stock based compensation	—	—	452,537
Foreign currency translation	—	—	—
Net loss	—	—	—
Balance at March 31, 2022	49,979,531	$249,898	$134,528,590
Common stock repurchase	(338,169)	$(1,690)	$1,690
Stock based compensation	—	—	(1,065,684)
Foreign currency translation	—	—	—
Net loss	—	—	—
Balance at June 30, 2022	49,641,362	$248,208	$133,464,596

	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2020	$(685,680)	$(27,631,321)	$4,973,465	$143,486,118
Exercise of warrants	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	12,723,074
Net loss	—	(5,286,646)	—	(5,286,646)
Balance at March 31, 2021	$(685,680)	$(32,917,967)	$4,973,465	$150,922,546
Issuance of common stock, net of offering costs	—		—	214
Net loss	—	(6,605,145)	—	(6,605,145)
Balance at June 30, 2021	$(685,680)	$(39,523,112)	$4,973,465	$144,317,615

Balance at December 31, 2021	$(6,651)	$(129,482,141)	$61,270	$(1,506,768)
Issuance of common stock, net of offering costs	—	—	—	6,456,505
Common stock repurchase	—	—	—	(51,308)
Shares issued for stock based compensation	—	—	—	—
Stock based compensation	—	—	—	452,537
Foreign currency translation	(17,601)	—	(8,486)	(26,087)
Net loss	—	(7,757,210)	(2,723)	(7,759,933)
Balance at March 31, 2022	$(24,252)	$(137,239,351)	$50,061	$(2,435,054)
Common stock repurchase	—	—	—	—
Stock based compensation	—	—	—	(1,065,684)
Foreign currency translation	49,421	—	20,528	69,949
Net loss	—	(3,487,394)	(3,153)	(3,490,547)
Balance at June 30, 2022	$25,169	$(140,726,745)	$67,436	$(6,921,336)

See Notes to Condensed Consolidated Financial Statements

STATERA BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(11,250,480)	$(11,891,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	23,899	2,791
Amortization expense	227,418	—
Noncash equity expense	—	235,538
Stock based compensation	(613,147)	3,779,199
Noncash lease expense	733	711
Services obtained for common shares	355,200	299,000
Changes in operating assets and liabilities:
Other current assets	547,369	(196,542)
Accounts receivable	(2,151)	—
Short term investments	(28,502)	—
Prepaid expenses	734,892	—
Contract asset	(63,850)	—
Accounts payable and accrued expenses	5,961,805	2,157,297
Deferred revenue	176,747	—
Net cash used in operating activities	(3,930,067)	(5,613,797)
Cash flows from investing activities:
Purchase of property and equipment	(6,454)	(22,790)
Acquired net assets	—	537,751
Net cash provided by (used in) investing activities	(6,454)	514,961
Cash flows from financing activities:
Proceeds from issuance of common	6,405,195	—
Proceeds from issuance of preferred shares	—	5,685,113
Proceeds from issuance of long-term debt	500,000	14,870,740
Payment of debt issuance costs	—	(329,260)
Repayments on notes payable	(9,303,514)	—
Net cash provided by (used in) financing activities	(2,398,319)	20,226,593
Effect of exchange rate change on cash and equivalents	43,862	—
Increase (decrease) in cash and cash equivalents	(6,290,978)	15,127,757
Cash, cash equivalents, and restricted cash, beginning of year	6,844,732	593,869
Cash, cash equivalents, and restricted cash end of year	$553,754	$15,721,626

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$539,842	$279,329

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right of use asset exchanged for lease liability	$1,099	$229,868
Debt principal converted to equity	—	1,804,500
Debt interest converted to equity	—	490,470
Non-cash consideration of acquisition of ImQuest through the issuance of preferred stock	—	15,332,495
Non-cash equity fees	—	365,408

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

On June 24, 2021, Old Cytocom completed the acquisition of ImQuest Life Sciences, Inc. and its subsidiaries ("ImQuest") in accordance with the Agreement and Plan of Merger by and among Old Cytocom and ImQuest dated as of July 17, 2020, and gained control of ImQuest. The purchase consideration due under this merger to the ex-shareholders of ImQuest consisted of 12,000,000 shares of preferred stock of Old Cytocom which were subsequently converted into 3,282,089 shares of common stock of Statera Biopharma.  ImQuest is now a wholly-owned subsidiary of the Company.

In addition, the Company has an investment in Genome Protection, Inc. ("GPI") that is recorded under the equity method of accounting. The Company has not recorded its 50% share of the losses of GPI through  June 30, 2022 as the impact would have reduced the Company's equity method investment in GPI below zero, and there are no requirements to fund the Company's share of these losses or contribute additional capital as of the date of these statements.

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

Going Concern

At June 30, 2022, the Company had cash and cash equivalents of $0.6 million in the aggregate. The Company has incurred recurring losses from operations since inception, accumulating a deficit of approximately $140.7 million as of June 30, 2022. For the six months ended June 30, 2022 and 2021, the Company incurred net losses of approximately $11.25 million and $11.9 million, respectively. The Company may incur additional losses and negative operating cash flows in the future. Failure to generate sufficient revenues, reduce spending or raise additional capital could adversely affect its ability to achieve its intended business objectives. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these condensed financial statements.

Management intends to fund future operations through additional private or public debt or equity offerings and may seek additional capital through arrangements with strategic partners or from other sources. Based on the Company’s operating plan, existing working capital as of June 30, 2022 was not sufficient to meet the cash requirements to fund planned operations for a period of one year after issuance of condensed financial statements without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

Other Comprehensive Income (Loss)

The Company applies the Accounting Standards Codification ("ASC") on comprehensive income (loss) that requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period arising from transactions and other events and circumstances from non-owner sources. The following table presents the changes in accumulated other comprehensive loss for the six months ended June 30, 2022.

Gains and losses on foreign exchange translations
Beginning balance	$(6,651)
Other comprehensive income (loss) before reclassifications	31,820
Amounts reclassified from accumulated other comprehensive loss	—
Ending balance	$25,169

Accounting for Stock-Based Compensation

The Cleveland Biolabs, Inc. Equity Incentive Plan, adopted in 2018 (the "Plan"), authorizes the Company to grant (i) options to purchase common stock, (ii) stock appreciation rights, (iii) awards of restricted or unrestricted stock, (iv) restricted stock units, and (v) performance awards, so long as the exercise or grant price of each are at least equal to the fair market value of the stock on the date of grant. As of June 30, 2022, an aggregate of 3,597,557 shares of common stock were authorized for issuance under the Plan, of which a total of 2,186,964 shares of common stock remained available for future awards. This includes the Company’s approved amendments to the Plan that increased the number of shares of common stock authorized to be issued by 3,000,000 shares, removed the limit on the maximum number of shares covered by an award that may be issued in any calendar year to any single recipient, and renamed the Plan to the "Statera Biopharma Equity Incentive Plan." In addition, a total of 18,378 shares of common stock reserved for issuance are subject to currently outstanding stock options granted under The Cleveland BioLabs, Inc. Equity Incentive Plan. Awards granted under the Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term, and number of shares) under the Plan are specified in an award document, and approved by the Company’s Board of Directors or its management delegates.

The 2013 Employee Stock Purchase Plan (the "ESPP") provides a means by which eligible employees of the Company and certain designated related corporations may be given an opportunity to purchase shares of common stock. As of June 30, 2022, there are 1,025,000 shares of common stock reserved for purchase under the ESPP. The number of shares reserved for purchase under the ESPP increases on January 1 of each calendar year by the lesser of: (i) 10% of the total number of shares of common stock outstanding on December 31st of the preceding year, or (ii) 100,000 shares of common stock. The ESPP allows employees to use up to 15% of their compensation to purchase shares of common stock at an amount equal to 85% of the fair market value of the Company’s common stock on the offering date or the purchase date, whichever is less.

The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted where the vesting period is based on length of service or performance, while a Monte Carlo simulation model is used for estimating the fair value of stock options with market-based vesting conditions. A total of 1,216,149 options were granted during the six months ended June 30, 2022 and no options were granted for the six months ended  June 30, 2021.  In addition, 60,066 restricted stock units were granted for the six months ended June 30, 2022.

Income Taxes

No income tax expense was recorded for the three and six months ended June 30, 2022 and 2021 as the Company does not expect to have taxable income for 2022 and did not have taxable income in 2021. A full valuation allowance has been recorded against the Company’s net deferred tax asset.

At June 30, 2022, the Company had U.S. federal net operating loss carryforwards of approximately $197.8 million, of which $140.6 million begins to expire if not utilized by 2023, and $57.2 million has no expiration, and approximately $4.3 million of tax credit carryforwards, which begin to expire if not utilized by 2024. The Company also has state net operating loss carryforwards of approximately $112.2 million, which begin to expire if not utilized by 2027, and state tax credit carryforwards of approximately $0.3 million, which begin to expire if not utilized by 2022.

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

The Company has excluded the following securities from the calculation of diluted net loss per share because all such securities were antidilutive for the periods presented. Additionally, there were no dilutive securities outstanding as of June 30, 2022.

	As of
Common Equivalent Securities	June 30, 2022	December 31, 2021
Warrants	33,208,944	2,431,168
Restricted Stock Units	621,668	1,567,368
Options	1,234,527	45,468
Total	35,065,139	4,044,004

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

      • Step 2: Identify the performance obligations in the contract

      • Step 3: Determine the transaction price

      • Step 4: Allocate the transaction price to the performance obligations in the contract

      • Step 5: Recognize revenue when (or as) a performance obligation is satisfied

In the six months ended June 30, 2022, the Company generated revenue from its Clinical Research Organization services ("CRO services") provided by ImQuest.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificates of deposits, commercial paper and U.S. government and U.S. government agency obligations. Cash equivalents are reported at fair value. As of June 30, 2022 and December 31, 2021, there were no cash equivalents.  Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2022 and December 31, 2021, the Company had $0 and $331,385 in excess of the FDIC insured limit, respectively.

Restricted Cash

The Company considers all cash held for specific reasons and not available for immediate, normal business use as restricted cash. As of June 30, 2022 and December 31, 2021 the Company had $0 and $5,000,000, respectively, classified as restricted cash. In February 2022, the restricted cash was used to repay a portion of the debt to Avenue.

Accounts Receivable

Accounts receivable are recorded net of an allowance for credit losses, which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the consolidated statements of operations. The Company assesses collectability by reviewing accounts receivable on an individual basis when the Company identifies specific customers with known disputes or collectability issues.  The Company assesses past due amounts by reviewing the payment terms of the contracts with the Company’s customers. In determining the amount of the allowance for credit losses, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company writes off uncollectable accounts receivable against the allowance based on facts and circumstances for specific customers when management determines that collectability is remote.  There is no allowance for doubtful account as of June 30, 2022 and December 31, 2021. During the six months ended June 30, 2022 and 2021, the company wrote off $0.02 million and $0.0 million of accounts receivable.

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

The Company reviews all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. No impairment losses have been recorded in the six months ended June 30, 2022 and 2021.

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

Immediately after the closing of the Merger, the Company issued warrants (the “2021 Warrants”) to the purchasers of Old Cytocom’s Series A-3 Preferred Stock and Series A-4 Preferred Stock, each of which were converted immediately prior to the closing of the Merger, exercisable for up to an aggregate of 952,000 shares of Company common stock. The 2021 Warrants were exercisable for an aggregate of 952,000 shares of Company common stock at an exercise price of $5.00 per share. The holders of the 2021 Warrants were able to exercise the 2021 Warrants at any time and from time to time until December 10, 2021. Upon exercise and payment of the applicable exercise price to the Company by a holder, the Company would issue to such holder (i) the underlying shares of common stock for which the exercise price is paid and (ii) a new warrant, in substantially the same form as the 2021 Warrants, that expires on December 10, 2022. The terms of the 2021 Warrants provide that the exercise price of the 2021 Warrants, and the number of shares of Common Stock for which the 2021 Warrants may be exercised, are subject to adjustment to account for increases or decreases in the number of outstanding shares of common stock resulting from stock splits, reverse stock splits, consolidations, combinations and reclassifications. As of June 30, 2021, an aggregate of 425,000 of the 2021 Warrants remain exercisable.

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

Cleveland BioLabs, Inc. equity awards issued and outstanding at the time of the Merger remained issued and outstanding and were not impacted by the Merger. As of July 27, 2021, Cleveland BioLabs, Inc. had outstanding stock options to purchase 45,706 shares of common stock, of which stock options to purchase 45,706 shares were vested and exercisable at a weighted average exercise price of $14.46 per share. As of June 30, 2021, an aggregate of 18,378 of these stock options remain exercisable.

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

	Six Months Ended June 30,
	2021	2022
Revenue	$1,429,473	$1,766,666
Net loss	$(13,653,502)	$(11,250,480)

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

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2022	December 31, 2021
Accounts payable	$8,071,281	$3,964,962
Accrued payroll	2,192,486	195,470
Accrued interest and fees	72,741	51,195
Other accrued expenses	1,341,253	1,504,329
	$11,677,761	$5,715,956

5. Notes Payable

Notes payable consist of the following:

	June 30, 2022	December 31, 2021
Short-term portion of Avenue Ventures note payable	$6,196,486	$4,375,000
Short-term notes payable	200,000	200,000
	$6,396,486	$4,575,000

6. Long-term Debt

Long-term debt consists of the following:

	June 30, 2022	December 31, 2021
Long-term portion of Avenue Ventures note payable	$-	$10,625,000
	$-	$10,625,000

In February 2022, Avenue withdrew $5.0 million of the Company's restricted cash to repay a portion of the debt to Avenue. On March 31, 2022, the Company received a letter (the "Letter") from Avenue regarding alleged events of default with respect to the Loan and Security Agreement, dated as of April 26, 2021, between the Company and Avenue (the "Loan Agreement"). In the Letter, Avenue alleges that certain events of default under the Loan Agreement have occurred and continue to exist. Specifically, Avenue alleged that the Company was in violation of certain provisions of the Loan Agreement as a result of which, Avenue purported to exercise its rights to suspend further loans or advances to the Company under the Loan Agreement and to accelerate the amount due under the Loan Agreement. Avenue further states in the Letter that interest will continue to accrue on the outstanding amounts at the default rate of 5.0%. In furtherance of the allegations set forth in the Letter, Avenue foreclosed on approximately $4.8 million of the Company’s cash. In April, Avenue returned $0.5 million of the amount foreclosed on. Approximately $3.8 million was applied to principal after application of prepayment fees, accrued interest, and miscellaneous expenses. Due to the accelerated payment schedule, the entire amount due on the Avenue note payable has been reclassed to short term notes payable.

7. Leases

The Company’s leases do not provide an implicit rate that can be readily determined. Therefore, the Company uses discount rates based on the incremental borrowing rate of its current external debt of 3%, 10%, and 17%, depending on the entity and timing of the lease implementation.

The Company’s weighted-average remaining lease term relating to its operating leases is 4 years, with a weighted-average discount rate of 15.21%.

The Company incurred lease expense for its operating leases of $142,411 and $29,225, which was included in general and administrative expenses, and $134,056 and $0, which was included in research and development expenses in the condensed consolidated statements of operations for the periods ended June 30, 2022 and 2021, respectively.

The following table presents information about the future maturity of the lease liability under the Company’s operating leases as of June 30, 2022:

Maturity of Lease Liability	Total
2022	$258,740
2023	475,556
2024	264,955
2025	173,644
2026	182,326
Thereafter	223,605
Total undiscounted lease payments	1,578,826
Less: Imputed interest	437,811
Present value of lease liabilities	$1,141,015

8. Intangible assets

Intangible assets consist of the following:

	June 30, 2022	December 31, 2021
Customer base	$1,312,000	$1,312,000
Trade-names/marks	502,100	502,100
Accumulated amortization	(460,538)	(233,120)
Net carrying value	$1,353,562	$1,580,980

During the six months ended June 30, 2022 and 2021, the Company recorded total amortization expense of $227,418 and $0, respectively.

9. Stockholders’ Deficit

The Company has granted options to employees and Board members to purchase shares of common stock. The following is a summary of option award activity during the six months ended June 30, 2022:

	Total Stock Options Outstanding	Weighted Average Exercise Price per Share
December 31, 2021	45,468	$14.28
Granted	1,216,149	0.24
Vested	—	—
Forfeited, Canceled	(26,730)	14.89
June 30, 2022	1,234,887	$0.44

The following is a summary of outstanding stock options as of June 30, 2022:

	As of June 30, 2022
	Stock Options Outstanding	Vested Stock Options
Quantity	1,234,887	1,234,887
Weighted Average Exercise Price	$0.44	$0.44
Weighted Average Remaining Contractual Term (in Years)	9.90	9.90
Intrinsic Value	$—	$—

As of June 30, 2022, there was no total compensation cost not yet recognized related to unvested stock options.

As of June 30, 2022, there are 561,602 restricted stock units outstanding to employees from the old Cytocom plan.

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

The following table summarizes the outstanding warrant activity during the six months ended June 30, 2022:

	Number of Warrants	Weighted Average Exercise Price
December 31, 2021	2,431,168	$4.48
Granted	30,777,776	0.46
Exercised	—	—
Forfeited, Canceled	—	—
June 30, 2022	33,208,944	$0.79

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

12. Subsequent Events

On August 16, 2022, Petitioning Creditors filed an involuntary petition in the United States Bankruptcy Court for the District of Colorado (No. 22-13051-JGR) against the Company seeking relief under Chapter 11 of the United States Bankruptcy Code. The Company believes the involuntary petition is improper and wrongfully filed and is seeking dismissal of the petition.

On August 22, 2022, the Company issued 1.5 million shares of restricted common stock pursuant to a newly executed contract to provide investors relations services to the Company.

On September 1, 2022, the Company was notified by the Listing Qualifications Staff (the "Staff") of NASDAQ that the Company’s common stock would be subject to delisting due to the Company’s non-compliance with the filing requirement set forth in Nasdaq Listing Rule 5250(c)(1) unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the "Panel"). At the time, the Company had not yet filed the Form 10-K for the fiscal year ended December 31, 2021 or the Forms 10-Q for the quarterly periods ended March 31, 2022 and June 30, 2022 (collectively, "Form 10-Qs") with the SEC. The Company intends to timely request a hearing before the Panel, which request will stay any further action by NASDAQ at least pending the issuance of a decision by the Panel and the expiration of any extension the Panel may grant to the Company following the hearing.

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

On October 11, 2022, the Company was notified by the Staff of NASDAQ that the Company’s common stock would be subject to delisting due to the Company’s non-compliance with the minimum Stockholders' Equity requirement set forth in Nasdaq Listing Rule 5550(b)(1) and non-compliance with Listing Rule 5250(e)(2)(D) regarding notifying Nasdaq of the Company's intention to issue additional shares. Each of these matters serve as an additional and separate basis for delisting the Company’s securities from NASDAQ. The Panel will consider these matters in their decision regarding the Company’s continued listing on NASDAQ. The Company presented its views with respect to these additional deficiencies to the Panel.

On October 18, 2022, the Company entered into the Assignment of Promissory Note with Avenue Venture Opportunities Fund, L.P. ("Avenue Venture") and Silverback Capital Corporation ("Silverback"), pursuant to which, in consideration for a cash payment of $400,000 by Silverback to Avenue Venture, Avenue Venture assigned to Silverback a $400,000 portion (the "Apportioned Note") of that certain Promissory Note in the aggregate principal amount of $15 million (the “Partial Assignment”) issued by the Company to Avenue Venture, dated as of April 26, 2021, pursuant to the Loan and Security Agreement, dated as of the even date of the Original Note, by and between the Company and Avenue Venture, as supplemented and amended (the "Loan Agreement"). Pursuant to the Partial Assignment, the Company issued an Amended and Restated Convertible Note Due May 1, 2024 (the "A&R Note") in the principal amount of $400,000.00 to Silverback as of October 18, 2022 in exchange of the Apportioned Note. The A&R Note bears interest at a variable rate of interest per annum equal to the sum of (i) the greater of (A) the Prime Rate (as defined in the Loan Agreement) and (B) 3.25% plus (ii) 7.74%. Payment of the aggregate principal amount of the A&R Note outstanding together with all accrued interest thereon is due on May 1, 2024 (the "Maturity Date"). Additionally, Silverback has the right to convert, at any time until the Maturity Date, all or any portion of the outstanding principal amount, accrued interest and fees due and payable thereon into shares of common stock of the Company at a conversion price equal to 75% of the lowest trading price of the Company’s common stock during the five trading day period preceding the conversion date inclusive of the conversion date. The Company issued 2,551,000 shares of common stock to Silverback on October 21, 2022, which represents a conversion of $277,039 of the A&R Note.

On October 26, 2022, the Company received a determination from the Panel granting the Company’s request for the continued listing of its common stock on Nasdaq, subject to the Company’s satisfaction of certain interim milestones and, ultimately, the Company’s compliance with all applicable criteria for continued listing on Nasdaq, including the $1.00 bid price and $2.5 million stockholders’ equity requirements as set forth in Nasdaq Listing Rules 5550(a)(1) and 5550(b)(2), respectively, by no later than January 31, 2023. The Company is taking definitive steps to timely evidence compliance with the terms of the Panel’s decision; however, there can be no assurance that it will be able to do so.

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

Nasdaq Noncompliance

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

On October 26, 2022, the Company received a determination from the Panel granting the Company’s request for the continued listing of its common stock on Nasdaq, subject to the Company’s satisfaction of certain interim milestones and, ultimately, the Company’s compliance with all applicable criteria for continued listing on Nasdaq, including the $1.00 bid price and $2.5 million stockholders’ equity requirements as set forth in Nasdaq Listing Rules 5550(a)(1) and 5550(b)(2), respectively, by no later than January 31, 2023. The Company is taking definitive steps to timely evidence compliance with the terms of the Panel’s decision; however, there can be no assurance that it will be able to do so.

Forbearance Agreement

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

Bankruptcy Petition

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

Lay Sciences

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

Continuing Capital Needs

We are a clinical-stage company and we have generated insignificant revenue from product sales to date. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since inception, we have incurred significant operating losses. For the six months ended June 30, 2022 and 2021, we incurred net losses of $11.2 million and $11.9 million, respectively. As of June 30, 2022, we had an accumulated deficit of $140.7 million.

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

As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity and debt financings or other sources, which may include collaborations with third parties. We do not expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements beyond the third quarter of 2022.

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

Advertising and Marketing Costs

Advertising costs are expensed as incurred and included in operating expenses on the statements of operations. The Company incurred advertising and marketing expense for the six months ended June 30, 2022 and 2021 of $56,400 and $2,795, respectively.

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

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Revenue

Revenue increased from $0 for the three months ended June 30, 2021 to $0.8 million for the three months ended June 30, 2022. This increase is due entirely to the revenues from sales of CRO services by ImQuest BioSciences. There were no CRO services revenues in the corresponding period of 2021, as the merger with ImQuest took place in June 2021.

Cost of Revenues

Cost of revenue increased from $0 for the three months ended June 30, 2021 to $0.2 million for the three months ended June 30, 2022. This increase is due entirely to the cost of revenues recorded from sales to CROs by ImQuest BioSciences.  There were no cost of revenues in the corresponding period of 2021, as the ImQuest Merger took place in June 2021.

Research and Development Expenses

R&D expenses decreased from $1.8 million for the three months ended June 30, 2021 to $1.0 million for the three months ended June 30, 2022, representing a decrease of $0.8 million, or 46.4%. Variances are noted in the table below. The net decrease is primarily attributable to a decrease in other expenses for the three months ended June 30, 2022 to $0.06 million, compared to $1.1 million for the three months ended June 30, 2021 primarily due to a decrease in R&D employees, partially offset by increased spending on specific R&D programs for the three months ended June 30, 2022 of $0.9 million, compared to $0.7 million for the three months ended June 30, 2021  primarily due to increases in R&D employees.

	Three Months Ended June 30,
	2022	2021	Variance
STAT-201: Crohn's disease	$639,060	$251,118	$387,942
STAT-205: Acute and post-acute Covid-19	159,982	484,259	(324,277)
STAT-401: Pancreatic cancer	49,362	—	49,362
STAT-601: Entolimod for acute radiation	63,639	—	63,639
Other expenses	61,561	1,080,239	(1,018,678)
Total research & development expenses	$973,604	$1,815,616	$(842,012)

General and Administrative Expenses

G&A expenses decreased from $4.5 million for the three months ended June 30, 2021 to $2.4 million for the three months ended June 30, 2022, representing a decrease of $2.1 million or 46.1%.  Variances are noted in the table and discussed below.

	Three Months Ended June 30,
	2022	2021	Variance
Payroll (including benefits)	$1,259,899	$2,859,364	$(1,599,465)
Stock listing expenses	113,075	293,331	(180,256)
Professional fees	307,316	763,223	(455,907)
Consultants and contractors	195,482	339,274	(143,792)
Insurance	220,387	143,132	77,255
Travel	3,338	30,012	(26,674)
Other G&A expenses	328,937	79,538	249,399
Total general & administrative expenses	$2,428,434	$4,507,874	$(2,079,440)

Payroll (including benefits) incudes salaries, health benefits and related payroll costs.  The decrease in payroll expense was primarily attributable to a reduction of costs of $2.6 million for stock-based compensation incurred in the second quarter of 2022 over the comparative cost in the same period in 2021, partially offset by the increase in costs related to the increased employee headcount. Growth in headcount for G&A purposes between 2021 and 2022 reflects (i) the addition of four employees in 2021 as result of the Merger and the ImQuest Merger, and (ii) the addition of seven new employees in total, several of whom were hired in senior executive roles to complete the Company’s leadership team plus the addition of staff in finance, human resources, information technology and investor relations, offset by the transfer of two employees to R&D.

Stock listing expenses are made up of fees paid to maintain the listing of the Company’s common stock on The NASDAQ, the costs of an investor relations program using outside consultants and databases, costs incurred with advisors to raise new debt and equity required by the Company, and the costs charged by stock transfer agents to maintain the Company’s share registers. The decreased costs in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily reflect stock sale commissions incurred in 2021.

Professional fees comprise fees paid for services to lawyers (other than lawyers who are engaged for services related to R&D), accountants, and the Company’s firm of auditors.  Fees paid to lawyers in the three months ended June 30, 2022 and 2021 totaled $0.1 million and $0.7 million, respectively.  The decrease in fees arose primarily from increased services in the three months ended June 30, 2021 related to the Merger and the ImQuest Merger.

Fees paid to the audit firms engaged by the Company in the three months ended June 30, 2022 and 2021 totaled $0.2 million and $0.05 million, respectively. The higher in fees 2022 arose primarily from fees paid to audit 2020 and 2021 in the second quarter of 2022.

Consultants and contractors are individuals and firms hired by the Company to provide certain investment banking and advisory services, to assist the Company with the implementation of a new enterprise resource planning ("ERP") system, to provide valuation reports required to complete the accounting for the Merger and to assist with other general matters.  Fees paid to consultants and contractors in the three months ended June 30, 2022 and 2021 totaled $0.2 million and $0.3 million, respectively.  The decrease in costs was attributable primarily to increased services in the three months ended June 30, 2021 to complete the Merger.

Insurance expenses comprise fees and premiums paid to insurance companies from which the Company purchased policies to protect against loss or damage to its assets and intellectual property, to protect itself against claims for damage caused to third parties by its clinical trials or products used in trials or sold to customers, coverage for workers’ compensation payable for injuries suffered by its employees, and losses incurred by its directors and officers in certain circumstances in the performance of their duties.  Insurance premiums and costs in the three months ended June 30, 2022 and 2021 totaled $0.2 million and $0.1 million, respectively.  The increase was attributable primarily to additional insurance added in 2021 to protect the Company against claims for damage caused to third parties by its clinical trials or products used in trials or sold to customers, and losses incurred by its directors and officers in certain circumstances in the performance of their duties.

Travel. The Company maintains offices in a number of locations in the United States.  As a result of the Merger, new offices were added in 2021 in Colorado, California, Maryland, and New York, requiring an increase in travel between locations.   Travel expenses decreased between the three months ended June 30, 2021 and 2022 from $0.03 million to $0.00 million, respectively.

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

Other Income and Expenses

Interest and other expense of $0.64 million in the three months ended June 30, 2022 was made up of a $0.28 million of interest expense and $0.36 of shares issued for services.

Interest and other expense of $0.28 million in the three months ended June 30, 2021 relate to interest expense.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Revenue

Revenue increased from $0 for the six months ended June 30, 2021 to $1.8 million for the six months ended June 30, 2022. This increase is due entirely to the revenues from sales of CRO services by ImQuest BioSciences. There were no CRO services revenues in the corresponding period of 2021, as the merger with ImQuest took place in June 2021.

Cost of Revenues

Cost of revenue increased from $0 for the six months ended June 30, 2021 to $0.55 million for the six months ended June 30, 2022. This increase is due entirely to the cost of revenues recorded from sales to CROs by ImQuest BioSciences.  There were no cost of revenues in the corresponding period of 2021, as the ImQuest Merger took place in June 2021.

Research and Development Expenses

R&D expenses increased from $2.8 million for the six months ended June 30, 2021 to $4.2 million for the six months ended June 30, 2022, representing an increase of $1.4 million, or 48.5%. Variances are noted in the table below. The net increase is primarily attributable to increased spending on specific R&D programs for the six months ended June 30, 2022 of $1.6 million, compared to $1.0 million for the six months ended June 30, 2021 as well as increased other expenses for the six months ended June 30, 2022 of $2.7 million, compared to $1.9 million for the six months ended June 30, 2021 primarily due to increases in R&D employees.

	Six Months Ended June 30,
	2022	2021	Variance
STAT-201: Crohn's disease	$639,060	$309,742	$329,318
STAT-205: Acute and post-acute Covid-19	556,815	676,141	(119,326)
STAT-401: Pancreatic cancer	184,294	—	184,294
STAT-601: Entolimod for acute radiation	172,652	—	172,652
Other expenses	2,663,111	1,854,077	809,034
Total research & development expenses	$4,215,932	$2,839,960	$1,375,972

General and Administrative Expenses

G&A expenses decreased from $8.7 million for the six months ended June 30, 2021 to $6.4 million for the six months ended June 30, 2022, representing a decrease of $2.3 million or 26.1%.  Variances are noted in the table and discussed below.

	Six Months Ended June 30,
	2022	2021	Variance
Payroll (including benefits)	$3,506,472	$5,494,554	$(1,988,082)
Stock listing expenses	331,211	384,907	(53,696)
Professional fees	851,183	1,482,148	(630,965)
Consultants and contractors	490,314	810,563	(320,249)
Insurance	440,586	260,370	180,216
Travel	39,570	46,276	(6,706)
Other G&A expenses	747,447	195,945	551,502
Total general & administrative expenses	$6,406,783	$8,674,763	$(2,267,980)

Payroll (including benefits) incudes salaries, health benefits and related payroll costs.  The decrease in payroll expense was primarily attributable to a reduction of costs of $4.0 million for stock-based compensation incurred in the six months of 2022 over the comparative cost in the same period in 2021, partially offset by the increase in costs related to the increased employee headcount. Growth in headcount for G&A purposes between 2021 and 2022 reflects (i) the addition of four employees in 2021 as result of the Merger and the ImQuest Merger, and (ii) the addition of seven new employees in total, several of whom were hired in senior executive roles to complete the Company’s leadership team plus the addition of staff in finance, human resources, information technology and investor relations, offset by the transfer of two employees to R&D.

Stock listing expenses are made up of fees paid to maintain the listing of the Company’s common stock on The NASDAQ, the costs of an investor relations program using outside consultants and databases, costs incurred with advisors to raise new debt and equity required by the Company, and the costs charged by stock transfer agents to maintain the Company’s share registers. The decreased costs in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 reflect stock sale commissions incurred in 2021, partially offset by increased public company costs following the Merger in 2022.

Professional fees comprise fees paid for services to lawyers (other than lawyers who are engaged for services related to R&D), accountants, and the Company’s firm of auditors.  Fees paid to lawyers in the six months ended June 30, 2022 and 2021 totaled $0.5 million and $1.3 million, respectively.  The decrease in fees arose primarily from increased services in the six months ended June 30, 2021 related to the Merger and the ImQuest Merger.

Fees paid to accountants in the six months ended June 30, 2022 and 2021 totaled $0.1 million and $0.04 million, respectively.  The higher in fees 2022 arose primarily from the use of outside accounting consultants to assist with the compilation of reports and filings required under securities laws.

Fees paid to the audit firms engaged by the Company in the six months ended June 30, 2022 and 2021 totaled $0.1 million and $0.1 million, respectively.

Consultants and contractors are individuals and firms hired by the Company to provide certain investment banking and advisory services, to assist the Company with the implementation of a new enterprise resource planning (“ERP”) system, to provide valuation reports required to complete the accounting for the Merger and to assist with other general matters.  Fees paid to consultants and contractors in the six months ended June 30, 2022 and 2021 totaled $0.3 million and $0.5 million, respectively.  The decrease in costs was attributable primarily to increased services in the six months ended June 30, 2021 to complete the Merger.

Insurance expenses comprise fees and premiums paid to insurance companies from which the Company purchased policies to protect against loss or damage to its assets and intellectual property, to protect itself against claims for damage caused to third parties by its clinical trials or products used in trials or sold to customers, coverage for workers’ compensation payable for injuries suffered by its employees, and losses incurred by its directors and officers in certain circumstances in the performance of their duties.  Insurance premiums and costs in the six months ended June 30, 2022 and 2021 totaled $0.4 million and $0.3 million, respectively.  The increase was attributable primarily to additional insurance added in 2021 to protect the Company against claims for damage caused to third parties by its clinical trials or products used in trials or sold to customers, and losses incurred by its directors and officers in certain circumstances in the performance of their duties.

Travel. The Company maintains offices in a number of locations in the United States.  As a result of the Merger, new offices were added in 2021 in Colorado, California, Maryland, and New York, requiring an increase in travel between locations.   Travel expenses decreased between the six months ended June 30, 2021 and 2022 from $0.04 million to $0.05 million, respectively.

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

Other Income and Expenses

Interest and other expense of $1.8 million in the six months ended June 30, 2022 was made up of a $1.2 million of interest expense, $0.25 million of prepayment fees, and $0.35 million for shares issued for services.

Interest and other expense of $0.4 million in the six months ended June 30, 2021 relate to interest expense.

Liquidity and Capital Resources

At June 30, 2022, we had cash and cash equivalents of $0.6 million, which represents a decrease of $6.2 million since the end of our last fiscal year. This decrease was caused by our capital raise in the first quarter of 2022, offset by our net cash used in operations of $3.9 million during the six months ended June 30, 2022 and repayment of debt. As discussed above, we are a clinical-stage company, have generated only insignificant revenues to date, and have incurred cumulative net losses and expect to incur significant expenses and operating losses for the foreseeable future as we advance our lead candidates through clinical trials, progress our pipeline candidates from discovery through pre-clinical development, and seek regulatory approval and pursue commercialization of our candidates. We do not have commercial products other than CRO services, we have limited capital resources, meaning that we are currently generating limited revenues and cash from operations.  We do not expect our cash and cash equivalents will be sufficient to fund our projected operating requirements or allow us to fund our operating plan, in each case, beyond the third quarter of 2022.  As a result, we will need additional financing to support our continuing operations.  Historically, we have funded our operations through the sale of equity and debt securities, as well as the receipt of funded grants. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity and debt financings or other sources, which may include collaborations with third parties, the sale or license of drug candidates, the sale of certain of our tangible and/or intangible assets, the sale of interests in our subsidiaries or joint ventures, obtaining additional government research funding, or entering into other strategic transactions. However, we can provide no assurance that we will be able to raise cash in sufficient amounts, when needed or at acceptable terms. We do not expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements beyond the third quarter of 2022. If we are unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements included elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Cash Flows

The following table provides information regarding our cash flows for the three months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,
	2022	2021	Variance
Cash flows used in operating activities	$(3,930,067)	$(5,613,797)	$1,683,730
Cash flows provided by (used in) investing activities	(6,454)	514,961	(521,415)
Cash flows provided by (used in) financing activities	(2,398,319)	20,226,593	(22,624,912)
Effect of exchange rate on cash and cash equivalents	43,862	-	43,862
Increase (decrease) in cash and cash equivalents	(6,290,978)	15,127,757	(21,418,735)
Cash, cash equivalents, and restricted cash at beginning of period	6,844,732	593,869	6,250,863
Cash, cash equivalents, and restricted cash at end of period	$553,754	$15,721,626	$(15,167,872)

Operating Activities

Net cash used in operating activities decreased by $1.7 million to $3.9 million for the six months ended June 30, 2022 from $5.6 million for the six months ended June 30, 2021. Net cash used in operating activities for the period ending June 30, 2022 consisted of a reported net loss of $11.3 million, which was decreased by $7.3 million of changes in operating assets and liabilities.  The $7.3 million of changes in operating assets and liabilities was due primarily to an increase in accounts payable and accrued expenses and decreases in prepaid expenses and other current assets.

Net cash used in operating activities for the three months ended June 30, 2021 of $5.6 million consisted of a reported net loss of $11.9 million, which was decreased by $4.3 million of net non-cash operating activities and $2.0 million of changes in operating assets and liabilities. The $4.3 million changes in net non-cash operating activities was primarily related to stock based compensation. The $2.0 million of changes in operating assets and liabilities was due primarily to changes in working capital items.

Investing Activities

Net cash used in investing activities decreased to $0.006 million for the six months ended June 30, 2022 from $0.5 million of net cash provided by investing activities for the six months ended June 31, 2021, primarily due to the acquired net assets related to the ImQuest acquisition.

Financing Activities

Net cash used in financing activities increased to $2.4 million for the six months ended June 30, 2022 from $20.2 million of net cash provided by financing activities for the six months ended June 30, 2021 due to the repayment of $9.3 million of long-term notes payable, partially offset by $6.4 million due to the issuance of common stock during the six months ended June 30, 2022. Net cash provided by financing activities of $20.2 million was primarily due to the issuance of long-term debt and the issuance of preferred stock during the six months ended June 31, 2021.

Impact of Exchange Rate Fluctuations

Our reported financial results are affected by changes in foreign currency exchange rates between the U.S. dollar and the Russian ruble. Translation gains or losses result primarily from the impact of exchange rate fluctuations on the reported U.S. dollar equivalent of ruble-denominated cash and cash equivalents, and short-term investments. Variances in the exchange rate for these items have not been realized; as such the resulting gain of $0.04 million for the six months ended June 30, 2022 are recorded as other comprehensive income or loss in the equity section of the balance sheet.

Sources of Liquidity

Avenue Facility

Avenue has the right to convert up to $3 million of outstanding principal into shares of Company common stock. The number of shares issuable upon conversion will be determined by dividing the amount of indebtedness being converted by 120% of the 5-day volume weighted average price (VWAP) of Company common stock prior to the date of the issuance of the Avenue Warrant. As of June 30, 2022, there was $6.2 million in outstanding principal and interest under the Avenue Facility, and no unused further borrowing capacity. We paid an aggregate of $9.6 million in interest, principal, and other fees to Avenue during the six months ended June 30, 2022.

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

As of June 30, 2022, the Company has issued 2.99 million shares of common stock of which 1.84 million shares of common stock were sold for total net proceeds of $3.7 million after commission and expenses of approximately $0.075 million, and 1.15 million shares remained available for sale under the GEM Agreement

Material Cash Requirements

The Company’s material cash requirements include the following contractual obligations:

As of June 30, 2022, the Company had $6.4 million of debt outstanding. This balance is composed of a $6.2 million short-term note payable to Avenue and $0.2 million in additional short-term debt. See Note 5, "Note Payable" & Note 6, "Note Payable, net of current portion" to the Consolidated Financial Statements for additional information. Avenue has declared us in default under the Avenue Facility and purported to accelerate the balance due under the facility.

As of June 30, 2022, the Company had $1.6 million of future lease commitments. See Note 7 "Leases" to the Condensed Consolidated Financial Statements for additional detail on future lease commitments.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting company filers.

Item 4. Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our Chief Executive Officer and Interim Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2022. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Interim Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Interim Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, other than those set forth below, as of June 30, 2022, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows, or that are required to be disclosed under the rules of the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are included as part of this report:

Exhibit Number	Description of Document

10.1	Forbearance and Second Amendment to Loan Documents, dated April 18, 2022 (incorporated by reference to Exhibit 1.1 to Form 8-K filed on May 27, 2022).

10.2†	Form of Independent Director’s Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 22, 2022).

10.3*	Warrant Agency Agreement dated March 24, 2022.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Michael K. Handley.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Christopher Zosh.

32.1*	Certification pursuant to 18 U.S.C. Section 1350.

101.1

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2022 and 2021; (iv) Condensed Consolidated Statement of Stockholders’ Deficit for the Six Months Ended June 30, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Includes management contracts and compensation plans and arrangements.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATERA BIOPHARMA, INC.

Dated: October 28, 2022	By:	/s/ Christopher Zosh
Christopher Zosh
Executive Vice President of Finance
(Interim Principal Financial Officer)